Form 10-Q
period 2010-05-01
EXPRESS, INC.
filed 2010-06-16
CIK 1483510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 1, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number 001-34742

EXPRESS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	26-2828128
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Limited Parkway Columbus, Ohio	43230
(Address of principal executive offices)	(Zip Code)

Telephone: (614) 415-4000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock was 88,735,895 as of June 14, 2010.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	changes in consumer spending and general economic conditions;

•	our ability to identify and respond to new and changing fashion trends, customer preferences and other related factors;

•	fluctuations in our sales and results of operations on a seasonal basis and due to store events, promotions and a variety of other factors;

•	increased competition from other retailers;

•	the success of the malls and shopping centers in which our stores are located;

•	our dependence upon independent third parties to manufacture all of our merchandise;

•	interruptions of the flow of our merchandise from international manufacturers causing disruptions in our supply chain;

•	shortages of inventory, delayed shipments to our online customers and harm to our reputation due to difficulties or shut-down of our distribution facilities;

•	our reliance upon independent third-party transportation providers for substantially all of our product shipments;

•	our growth strategy, including our international expansion plan;

•	our dependence on a strong brand image;

•	our leasing substantial amounts of space;

•	the failure to find store employees that reflect our brand image and embody our culture;

•	our dependence upon key executive management;

•	our reliance on Limited Brands to provide us with certain key services for our business;

•	our reliance on information systems;

•	system security risk issues that could disrupt our internal operations or information technology services;

•	changes in laws and regulations applicable to our business;

•	our inability to protect our trademarks or other intellectual property rights;

•	our limited operating history as a standalone company;

•	fluctuations in energy costs;

•	changes in taxation requirements or the results of tax audits;

•	claims made against us resulting in litigation;

•	our substantial indebtedness and lease obligations;

•	restrictions imposed by our indebtedness on our current and future operations;

•	increased costs as a result of being a public company; and

•	our failure to maintain adequate internal controls.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, it is impossible for us to anticipate all factors that could affect our actual results. For the discussion of these risks and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in our Registration Statement on Form S-1 (File No. 333-164906), as amended (the “Registration Statement”), filed with the Securities and Exchange Commission (“SEC”). The forward-looking statements included in this Quarterly Report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

EXPRESS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Per Share Amounts)

(Unaudited)

	May 1, 2010	Pro forma Stockholders’ Equity (Note 13)	January 30, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$83,270		$234,404
Receivables, net	3,706		4,377
Inventories	155,575		171,704
Prepaid minimum rent	21,152		20,874
Other	18,486		5,289

Total current assets	282,189		436,648

PROPERTY AND EQUIPMENT	404,802		395,951
Less: accumulated depreciation	(194,874)		(180,714)

Property and equipment, net	209,928		215,237

TRADENAME/DOMAIN NAME	197,414		197,414
OTHER ASSETS	28,586		20,255

Total assets	$718,117		$869,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$49,558		$61,093
Deferred revenue	18,008		22,247
Accrued bonus	6,099		22,541
Accrued expenses	69,507		73,576
Distributions payable	31,000		—
Accounts payable and accrued expenses – related parties	69,622		89,831

Total current liabilities	243,794		269,288

LONG-TERM DEBT	514,372		415,513
OTHER LONG-TERM LIABILITIES	41,741		43,300

Total liabilities	799,907		728,101

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY (Notes 1 and 11):
Preferred stock, authorized 10,000 shares of $0.01 par value; no shares issued or outstanding	—	—	—
Common stock, authorized 500,000 shares of $0.01 par value; 78,236 and 78,246 shares issued and outstanding at May 1, 2010 and January 30, 2010, respectively	782	782	782
Additional paid-in capital	—	(82,572)	140,432
Retained (deficit) earnings	(82,572)	—	5,872
Notes receivable	—	—	(5,633)

Total stockholders’ equity	(81,790)	(81,790)	141,453

Total liabilities and stockholders’ equity	$718,117	$718,117	$869,554

See notes to unaudited consolidated financial statements.

EXPRESS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Amounts)

(Unaudited)

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
NET SALES	$426,462	$374,358

COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	269,256	262,274

Gross profit	157,206	112,084

OPERATING EXPENSES:
General, administrative, and store operating expenses	102,910	89,524
Other operating expense, net	3,014	1,617

Total operating expenses	105,924	91,141

OPERATING INCOME	51,282	20,943

INTEREST EXPENSE	20,780	13,649
OTHER INCOME, NET	(442)	(519)

INCOME BEFORE INCOME TAXES	30,944	7,813

PROVISION FOR INCOME TAXES	383	214

NET INCOME	$30,561	$7,599

Pro forma income before income taxes (Note 13)	$30,944	$7,813
Pro forma provision for income taxes (Note 13)	12,656	3,024

Pro forma net income (Note 13)	$18,288	$4,789

EARNINGS PER SHARE:
Basic	$0.40	$0.10
Diluted	$0.39	$0.10

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	76,470	73,963
Diluted	78,142	73,963

PRO FORMA EARNINGS PER SHARE (Note 13):
Basic	$0.24	$0.06
Diluted	$0.23	$0.06

PRO FORMA WEIGHTED AVERAGE SHARES OUTSTANDING (Note 13):
Basic	76,470	73,963
Diluted	78,142	73,963

See notes to unaudited consolidated financial statements.

EXPRESS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in Thousands)

(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained (Deficit) Earnings	Notes Receivable	Total
BALANCE, January 30, 2010	78,246	$782	$140,432	$5,872	$(5,633)	$141,453

Net income	—	—	—	30,561	—	30,561
Distributions	—	—	(141,995)	(119,005)	—	(261,000)
Repurchase of common stock	(10)	—	—	—	—	—
Stock compensation expense	—	—	1,563	—	—	1,563
Repayment of notes receivable	—	—	—	—	5,633	5,633

BALANCE, May 1, 2010	78,236	$782	$—	$(82,572)	$—	$(81,790)

See notes to unaudited consolidated financial statements.

EXPRESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,561	$7,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,009	19,472
Loss on disposal of property and equipment	1,145	69
Non-cash interest expense	—	132
Change in fair value of interest rate swap	(964)	(444)
Share-based compensation	1,563	504
Non-cash loss on extinguishment of debt	4,157	—
Changes in operating assets and liabilities:
Receivables, net	2,062	262
Inventories	16,129	22,055
Accounts payable, deferred revenue, and accrued expenses	(33,008)	(22,331)
Accounts payable and accrued expenses – related parties	(20,209)	(18,894)
Other assets and liabilities	(13,725)	2,525

Net cash provided by operating activities	4,720	10,949

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,226)	(5,682)

Net cash used in investing activities	(13,226)	(5,682)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Senior Notes	246,498	—
Repayments of short-term debt arrangements	—	(75,000)
Repayments of long-term debt arrangements	(150,312)	(312)
Costs incurred in connection with debt arrangements and Senior Notes	(11,986)	—
Costs incurred in connection with equity offering	(2,461)	—
Repayment of notes receivable	5,633	—
Distributions	(230,000)	—

Net cash used in financing activities	(142,628)	(75,312)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(151,134)	(70,045)

CASH AND CASH EQUIVALENTS, Beginning of period	234,404	176,115

CASH AND CASH EQUIVALENTS, End of period	$83,270	$106,070

See notes to unaudited consolidated financial statements.

1. Description of Business and Basis of Presentation

On May 12, 2010, Express Parent LLC, a Delaware limited liability company (“Parent”), converted into a Delaware corporation and changed its name from Express Parent LLC to Express, Inc. (the “Company”). This conversion was effective May 2, 2010 for tax purposes. In connection with this conversion, all the equity interest in Parent, which consisted of Class L, Class A, and Class C units, was converted into shares of common stock of the Company at a ratio of .702, .649, and .442, respectively. All share and per share information has been retrospectively recast to reflect this conversion in the accompanying Consolidated Financial Statements and notes hereto. The aforementioned events are referred to collectively as the “Reorganization” within these Consolidated Financial Statements. As of May 1, 2010, prior to the Reorganization, the Company was owned 67.3% by an affiliate of Golden Gate Capital (“GGC”), 22.4% by affiliates of Limited Brands, Inc., a Delaware Corporation (“LBI”), and 10.3% by certain executive management members. The Company holds all of the outstanding equity interests in Express Topco LLC, a Delaware limited liability company (“Topco”), which owns all of the outstanding equity interests in Express Holding, LLC, a Delaware limited liability company (“Holding”). Holding owns all of the outstanding equity interest in Express, LLC, a Delaware limited liability company (“Express”), and Express Finance Corporation, a Delaware corporation (“EFC”). EFC was formed on January 28, 2010 for the purpose of serving as co-issuer of the Senior Notes described in Note 9. Express conducts the operations of the Company.

Express is a specialty retailer of women’s and men’s apparel targeting 20 to 30 year olds. Express merchandise is sold through retail stores and its website. As of May 1, 2010, the Company operated 576 primarily mall-based stores in the United States and Puerto Rico. Additionally, the Company earns royalties on a development agreement (“Development Agreement”) with an unaffiliated franchisee which operates six stores located in the Middle East. Under the Development Agreement, the third party operates stores that sell Express-branded apparel and accessories purchased directly from the Company.

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to in the Consolidated Financial Statements and Notes by the calendar year in which the fiscal year commences. All references herein to “2010” and “2009” represent the 52-week periods ended January 29, 2011 and January 30, 2010, respectively. All references herein to “the first quarter of 2010” and “the first quarter of 2009” represent the thirteen weeks ended May 1, 2010 and May 2, 2009, respectively.

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for 2010. Therefore, these statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended January 30, 2010, included in the Company’s Registration Statement on Form S-1 (File No. 333-164906), as amended (“Registration Statement”) filed with the Securities and Exchange Commission (“SEC”).

Subsequent to May 1, 2010, on May 18, 2010, the Company completed its initial public offering of common stock (“IPO”). As part of its IPO, the Company sold 10,500 shares of newly issued common stock, raising net proceeds of approximately $166,898, after deducting the underwriting discount (see Note 15).

2. Segment Reporting

The Company defines an operating segment on the same basis that it uses to evaluate performance internally. The Company has determined that its Chief Executive Officer (“CEO”) is its Chief Operating Decision Maker, and there is one operating segment. Therefore, the Company reports results as a single segment, which includes the operation of its brick and mortar retail stores and the e-commerce website, express.com.

The following is information regarding the Company’s major product classes and sales channels:

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
Classes:
Apparel	$384,983	$339,491
Accessories and other	37,731	32,189
Other revenue	3,748	2,678

Total net sales	$426,462	$374,358

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
Channels:
Stores	$395,439	$354,314
E-commerce	27,275	17,366
Other revenue	3,748	2,678

Total net sales	$426,462	$374,358

Other revenue consists primarily of shipping and handling revenue related to e-commerce, gift card breakage, and royalties from the Development Agreement.

3. Earnings Per Share

The weighted-average shares used to calculate basic and diluted earnings per share (“EPS”) have been retrospectively adjusted to reflect the Reorganization that occurred on May 12, 2010 (see Note 1).

Basic EPS data is based on weighted average common shares outstanding during the period. Diluted EPS data is based on weighted average common shares outstanding, including the effect of all potential dilutive common shares.

	Thirteen Weeks Ended May 1, 2010			Thirteen Weeks Ended May 2, 2009
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic EPS	$30,561	76,470	$0.40	$7,599	73,963	$0.10
Effect of dilutive securities:
Non-vested shares	—	1,672	(0.01)	—	—	—

Diluted EPS	$30,561	78,142	$0.39	$7,599	73,963	$0.10

4. Fair Value of Financial Assets and Liabilities

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are classified using the following hierarchy, which is based upon the transparency of inputs to the valuation as of the measurement date.

Level 1 – Valuation is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – Valuation is based upon quoted prices for similar assets and liabilities in active markets or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 – Valuation is based upon other unobservable inputs that are significant to the fair value measurement.

The Company incorporates credit valuation adjustments (“CVAs”) to appropriately reflect its non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements, where appropriate. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the CVAs associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparty. However, as of May 1, 2010 and January 30, 2010, the Company assessed the significance of the impact of CVAs on the overall valuation of its derivative positions and determined that the CVAs are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations, in their entirety, are classified in Level 2 of the fair value hierarchy.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of May 1, 2010 and January 30, 2010, respectively, aggregated by level in the fair value hierarchy within which those measurements fall.

	May 1, 2010
	Fair Value Measurements at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets/(Liabilities):
Treasury securities	$58,819	$—	$—	$58,819
Interest rate swap	$—	$(1,004)	$—	$(1,004)

	January 30, 2010
	Fair Value Measurements at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets/(Liabilities):
Treasury securities	$216,782	$—	$—	$216,782
Interest rate swap	$—	$(1,968)	$—	$(1,968)

The carrying amounts reflected on the Consolidated Balance Sheets for cash, cash equivalents, receivables, prepaid expenses, and payables approximated their fair values as of May 1, 2010 and January 30, 2010.

5. Leased Facilities and Commitments

On October 5, 2009, the Company and LBI entered into a lease agreement (“Lease”) for the corporate home office and distribution center office space in Columbus, Ohio. The Lease is for a 75-month period that commenced February 1, 2010, expires on April 30, 2016, and requires annual minimum market rent payments of approximately $1,284 for the first five years and $1,413 thereafter, plus operating expenses. The Lease contains a renewal option for one period of five years by written notice 365 days prior to the expiration of the initial 75-month lease term and a construction allowance of $8,000.

On April 28, 2008, the Company issued an irrevocable standby letter of credit to LBI (“LBI stand-by LC”) for $34,170, which relates to certain pre-existing store leases guaranteed by LBI that could not be assigned to the Company at or subsequent to the purchase of the Company by GGC (“GGC Acquisition”). LBI can draw from the LBI stand-by LC if the Company defaults on any payment related to the guaranteed leases. The amount of the LBI stand-by LC is reduced as the guaranteed lease payments decrease over time. The LBI standy-by LC expires on September 30, 2010. The outstanding balance of the LBI stand-by LC was $3,318 and $6,353 as of May 1, 2010 and January 30, 2010, respectively.

6. Intangible Assets

The significant components of intangible assets are as follows:

	May 1, 2010		January 30, 2010
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Tradename	$196,144	$—	$196,144	$—
Internet domain name/other	1,270	—	1,270	—
Net favorable lease obligations	19,750	(12,184)	19,750	(11,262)
Credit card relationships & customer lists	4,766	(3,980)	4,766	(3,868)

	$221,930	$(16,164)	$221,930	$(15,130)

The Company’s tradename and internet domain name/other have indefinite lives. Net favorable lease obligations, credit card relationships, and customer lists have finite lives that are amortized over a period of up to seven years, four years, and two years, respectively, and are included in other assets on the Consolidated Balance Sheets. Amortization expense totaled $1,034 and $1,267 during the first quarter of 2010 and first quarter of 2009, respectively.

7. Related Party Transactions

Transactions With LBI

The Company incurred charges from LBI for various transaction services, included in general, administrative, and store operating expenses, and merchandising sourcing, included in cost of goods sold, buying and occupancy costs, respectively, in the Consolidated Statements of Income, as follows:

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
Transaction Services	$16,181	$16,017
Merchandise Sourcing	$86,834	$89,059

The Company’s outstanding liability related to transaction services and merchandise sourcing provided by LBI, included in accounts payable and accrued expenses – related parties on the Consolidated Balance Sheets, was as follows:

	May 1, 2010	January 30, 2010
Transaction Services	$9,515	$10,881
Merchandise Sourcing	$56,606	$63,643

Furthermore, under the Limited Liability Company Agreement of Parent (“LLC Agreement”), LBI is entitled to receive a cash payment (at the same time payments are made under the GGC Advisory Agreement (“Advisory Agreement”)) equal to the product of (i) the amount of the fees actually paid in cash under the Advisory Agreement and (ii) the quotient of the number of units held by LBI over the number of units held by GGC at the time of payment of such Advisory Agreement fees. The Company incurred the following charges from LBI related to this fee, which is included in other operating expense, net, in the Consolidated Statements of Income:

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
LBI LLC Agreement Fee	$755	$357

The Company’s outstanding liability related to the LBI LLC Agreement fee, included in accounts payable and accrued expenses – related parties on the Consolidated Balance Sheets, was $755 and $4,688 as of May 1, 2010 and January 30, 2010, respectively. The LLC Agreement, including the advisory arrangement with LBI, was terminated in connection with the Company’s conversion to a corporation and IPO effectiveness on May 12, 2010 (see Note 15). As a result of terminating the LLC Agreement, the Company paid LBI $3,333.

Transactions with GGC

In connection with the GGC Acquisition, the Company entered into the Advisory Agreement with GGC that originally expired in July 2017. In exchange for on-going consulting and management advisory services provided by GGC, the Company pays GGC an annual management fee equal to the greater of (i) $2,000 per fiscal year or (ii) 3% of adjusted EBITDA of Holding. Additionally, the Company reimburses GGC for reasonable out-of-pocket expenses incurred as a result of providing on-going advisory services.

The Company incurred the following advisory fees and out-of-pocket expenses, which are included in other operating expense, net in the Consolidated Statements of Income:

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
Advisory fees and out-of-pocket expenses	$2,275	$1,192

The Company’s outstanding liability for GGC advisory fees and out-of-pocket expenses, included in accounts payable and accrued expenses – related parties on the Consolidated Balance Sheets, was $1,985 and $7,128, as of May 1, 2010 and January 30, 2010, respectively. The Advisory Agreement was terminated in connection with the Company’s conversion to a corporation and IPO effectiveness on May 12, 2010 (see Note 15). As a result of terminating the Advisory Agreement, the Company paid GGC $10,000.

Transactions with Other GGC Affiliates

The Company also transacts with affiliates of GGC for software license purchases, consulting and software maintenance services, and e-commerce warehouse and fulfillment services. The Company incurred the following charges, included in general, administrative, and store operating expenses in the Consolidated Statements of Income:

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
Software licenses and maintenance and consulting	$65	$117
E-commerce warehouse and fulfillment	$3,624	$3,368

On March 25, 2010, the Company elected to prepay its e-commerce service provider, a GGC affiliate, $10,240 for services from April 2010 through January 2011 in exchange for a discount on those services. This prepaid amount is expensed as services are incurred.

The Company’s outstanding liability to other GGC affiliates, included in accounts payable and accrued expenses - related parties on the Consolidated Balance Sheets, was $761 and $3,491 as of May 1, 2010 and January 30, 2010, respectively.

In 2009, the Company began providing real estate services to multiple GGC affiliates. Income recognized for these services for the first quarter of 2010 was nominal. No income was recognized during the first quarter of 2009, as the Company began providing real estate services to GGC affiliates in December 2009.

An affiliate of GGC is a lender under the Topco Term B Loan and is owed $50,000 in original principal. Terms of the Topco Term B Loan are the same for all lenders in the facility. On April 8, 2010, a different affiliate of GGC purchased $8,304 face value of the Topco Term B Loan at a 5% premium from KKR SCF Loan Administration, LLC for a total of $8,719 (see Notes 9 and 15). Interest expense incurred on the Topco Term B Loan attributable to GGC affiliates was $2,444 and $3,642 for the first quarter of 2010 and the first quarter of 2009, respectively.

8. Income Taxes

There are a limited number of state and local jurisdictions that subject the Company to income tax even though it was recognized as a partnership for federal income tax purposes until its conversion to a corporation on May 12, 2010, which was effective as of May 2, 2010 for tax purposes. The Company’s provisions for income taxes for interim reporting periods are based on estimates of the annual effective tax rate for the full year. The computation of the annual effective tax rate includes a forecast of the Company’s estimated ordinary income (loss), which is the annual income (loss) from operations before income tax, excluding unusual or infrequently occurring (or discrete) items. Significant management judgment is required in projecting ordinary income (loss) in order to determine the Company’s estimated annual effective tax rate. The effective tax rate was 1.24% and 2.74% for the first quarter of 2010 and the first quarter of 2009, respectively.

The Company evaluates tax positions using a more-likely-than-not recognition criterion. The adoption of the provisions of Accounting Standards Codification 740, Income Taxes, did not result in recording a liability for uncertain tax positions. As of May 1, 2010, the Company had no liability for uncertain tax positions.

9. Debt

Long-term debt consisted of the following as of May 1, 2010:

Holding Term Loan	$121,562
8.75% $250,000 Senior Notes	250,000
Debt discount on Senior Notes	(3,454)
Topco Term B Loan	150,000
Debt discount on Topco Term B Loan	(2,486)

Total debt	515,622
Short term portion of debt	1,250

Total long-term debt	$514,372

As of May 1, 2010, there were no borrowings outstanding and approximately $123,992 available under the Company’s $200,000 secured asset-based loan revolving credit facility (the “Credit Facility”).

Refinancing Transactions

Senior Notes

On March 5, 2010, Express and EFC co-issued, in a private placement, $250,000 of 8 3/4% Senior Notes (“Senior Notes”) due March 1, 2018 at an offering price of 98.599% of the face value. An affiliate of GGC purchased $50,000 of Senior Notes. Interest on the Senior Notes is payable on March 1 and September 1 of each year beginning September 1, 2010. On March 5, 2010, net proceeds of $241,397 (net of original issuance and underwriting discount) were received from the Senior Notes. Net proceeds from the Senior Notes offering were used to prepay $154,907 related to the Topco Term C Loan (including principal, interest, and prepayment penalty), $85,210 was allocated to the Company, and the remainder was used to pay related transaction fees and expenses, including $2,700 to GGC for transaction fees. Of the $154,907 used to prepay the Topco Term C Loan, $50,000 of principal, $636 of interest, and $1,000 of the prepayment penalty was paid to a GGC affiliate.

In connection with issuing the Senior Notes, $10,802 of costs were capitalized as debt issuance costs within other assets on the Consolidated Balance Sheets (including the $2,700 transaction fee paid to GGC described above) and will be amortized over the eight year term of the Senior Notes using the effective interest method. On March 10, 2010, the Company utilized the cash received from issuing the Senior Notes, along with cash on hand of $153,802, to pay a distribution of $230,000 to its equity holders.

Prior to March 1, 2014, the Senior Notes may be redeemed in part or in full at a redemption price equal to 100% of the principal amount, plus a make-whole premium calculated in accordance with the indenture governing the Senior Notes and accrued and unpaid interest. In addition, prior to March 1, 2013, a portion of the Senior Notes may be redeemed at 108.75% with the net proceeds of certain equity offerings. On or after March 1, 2014, the Senior Notes may be redeemed in part or in full at the following percentages of the outstanding principal amount prepaid: 104.375% prior to March 1, 2015; 102.188% on or after March 1, 2015, but prior to March 1, 2016; and 100% on or after March 1, 2016.

The indenture governing the Senior Notes contains customary covenants and restrictions on the activities of Express and EFC and Express’ restricted subsidiaries, including, but not limited to, the incurrence of additional indebtedness; payment of dividends or distributions in respect of capital stock or certain other restricted payments or investments; entering into agreements that restrict distributions from restricted subsidiaries; the sale or disposal of assets, including capital stock of restricted subsidiaries; transactions with affiliates; the incurrence of liens; and mergers, consolidations, or the sale of substantially all the Company’s assets. The covenants in the Senior Notes indenture are subject to certain thresholds and exceptions described in the Senior Notes indenture, including exceptions that permit Express, EFC, and Express’ restricted subsidiaries to enter into affiliate transactions with, and to make restricted payments to, GGC and LBI, under certain circumstances specified in the Senior Notes indenture. Certain of these covenants will be suspended if the Senior Notes are assigned an investment grade rating by both Standard & Poor’s Rating Services (“S&P”) and Moody’s Investor Service, Inc. (“Moody’s”) and no default has occurred or is continuing. If either rating on the Senior Notes should subsequently decline to below investment grade, the suspended covenants will be reinstated. The Senior Notes are general unsecured obligations of Express and EFC and rank equally in right of payment with all existing and future senior indebtedness of Express and EFC. The Senior Notes are unconditionally guaranteed by the Company and all of the domestic subsidiaries of Express, other than immaterial subsidiaries.

In connection with the issuance of the Senior Notes, the Company entered into a registration rights agreement (“Registration Rights Agreement”) which requires the use of commercially reasonable efforts to register notes having substantially identical terms as the Senior Notes with the SEC prior to March 5, 2011. In the event that a registration default (“Registration Default”) occurs (as defined in the Registration Rights Agreement), then additional interest on the Senior Notes in an amount equal to 0.25% per annum during the first 90-day period immediately following the occurrence of the first Registration Default will be required. The additional interest will increase by 0.25% per annum for each subsequent 90-day period until all Registration Defaults have been cured, up to a maximum amount of 1.0% per annum.

Amendments to Debt Arrangements

In February 2010, in anticipation of issuing the Senior Notes due March 1, 2018, the Company amended the respective debt arrangements as follows:

The Credit Facility was amended to permit the incurrence of the Senior Notes not to exceed $250,000 aggregate principal. The applicable margin rate was increased by 100 basis points and is based on the existing excess availability calculation. The fee payable on the average daily unused balance was increased from 0.25% to 0.50%, and the excess availability covenant was increased to not be less than $30,000, up from $20,000 in the original agreement.

The $125,000 variable-rate secured Holding Term Loan (“Holding Term Loan”) was amended to permit the incurrence of the Senior Notes not to exceed $250,000 aggregate principal. The applicable margin rate was increased by 150 basis points (increased by an additional 0.50% in the event that the Moody’s corporate family rating is not B2 or better or the S&P corporate credit rating is not B or better) and is based on the existing leverage ratio calculation. The leverage ratio for purposes of calculating excess cash flow was revised to require that no more than $75,000 of cash and cash equivalents be netted against debts.

The $300,000 Topco Term Loan (“Topco Term Loan”) consisting of a $150,000 Topco Term B Loan (“Topco Term B Loan “) and a $150,000 Topco Term C Loan (“Topco Term C Loan”) was amended to permit the issuance of up to $250,000 of aggregate principal amount of Senior Notes and required the prepayment of the $150,000 Topco Term C Loan at 102% with the proceeds from issuing the Senior Notes.

In connection with these amendments $1,756 was capitalized as additional debt issuance costs within other assets on the Consolidated Balance Sheets and will be amortized over the remaining term of the corresponding debt arrangements.

Loss on Extinguishment

In connection with the prepayment of the Topco Term C Loan on March 10, 2010, the Company recognized a loss on extinguishment of debt totaling $7,157. This amount consisted of a $3,000 prepayment penalty, the write-off of $2,523 of unamortized discount, and the write-off of $1,634 of unamortized debt issuance costs. The loss on extinguishment of debt was recorded as interest expense in the Consolidated Statements of Income. The $2,523 write-off of unamortized discount and $1,634 write-off of unamortized debt issuance costs represent a non-cash adjustment to reconcile net income to net cash provided by operating activities within the Consolidated Statements of Cash Flows.

Fair Value of Debt

The fair value of the Company’s debt was estimated using quoted market prices for similar debt issues. As of May 1, 2010, the estimated fair value of the Topco Term Loan was $151,486, the estimated fair value of the Holding Term Loan was $128,328, and the estimated fair value of the Senior Notes approximated net book value.

Letters of Credit

The Company periodically enters into various trade letters of credit (“trade LCs”) for certain beneficiary vendors to secure merchandise. These trade LCs are issued for a defined period of time, for specific shipments, and generally expire three weeks after the merchandise shipment date. As of May 1, 2010 and January 30, 2010, there were no outstanding trade LCs. Additionally, the Company enters into stand-by letters of credit (“stand-by LCs”) on an as-need basis to secure merchandise and fund other general and administrative costs. As of May 1, 2010 and January 30, 2010, outstanding stand-by LCs, including the LBI stand-by LC, totaled $12,125 and $8,160, respectively.

10. Derivative Instrument

Effective July 6, 2007, the Company entered into a receive variable/pay fixed interest rate swap agreement to mitigate exposure to interest rate fluctuations on a notional amount of $75,000 of the Company’s $125,000 variable-rate Holding Term Loan. The Company did not seek cash flow hedge accounting and, therefore, records the impact of the change in fair market value of the swap in other income, net in the Consolidated Statements of Income. The interest rate swap agreement terminates on August 6, 2010. The effect of the derivative instrument on other income, net in the Consolidated Statements of Income was $964 and $444 for the first quarter of 2010 and the first quarter of 2009, respectively, both a reduction of expense. The fair value of the interest rate swap was $1,004 and $1,968 as of May 1, 2010 and January 30, 2010, respectively, and is recorded in accrued expenses on the Consolidated Balance Sheets.

11. Stockholders’ Equity

On February 9, 2010, the management promissory notes totaling $5,633 were repaid in full by each member of management.

On February 16, 2010, the Company initially filed its Registration Statement with the SEC. The Registration Statement became effective on May 12, 2010, and the IPO closed on May 18, 2010.

In conjunction with the Reorganization described in Note 1, the Company’s certificate of incorporation authorized 500,000 shares of common stock and 10,000 shares of preferred stock. No preferred stock was issued or outstanding as of May 1, 2010.

On April 30, 2010, the Company declared a distribution of $31,000 to its equity holders to fund estimated tax obligations for 2009 and through the Reorganization date. The $31,000 tax distribution was paid subsequent to May 1, 2010.

12. Stock-Based Compensation

The Company recognized $1,563 and $504 of compensation expense during the first quarter of 2010 and the first quarter of 2009, respectively. As of May 1, 2010, there was $1,788 of total unrecognized compensation expense related to equity incentive shares, which is expected to be recognized over a weighted-average period of approximately 0.5 years.

As of February 2010, all of the CEO’s equity shares were vested, and on April 23, 2010, the Board of Directors approved the accelerated vesting of certain other equity shares upon consummation of the IPO.

13. Pro forma Information

The pro forma net income applied in computing the pro forma EPS for the first quarter of 2010 and the first quarter of 2009 is based on the Company’s historical net income as adjusted to reflect the conversion of the Company to a corporation. Prior to such conversion, the Company was a partnership and generally not subject to income taxes. The pro forma net income, therefore, includes adjustments for income tax expense as if the Company had been a corporation at an assumed combined federal, state, and local income tax rate of 40.9% and 38.7% for the first quarter of 2010 and the first quarter of 2009, respectively.

The pro forma stockholders’ equity has been computed to give effect to the reclassification of accumulated deficit to additional paid-in capital upon the Reorganization.

14. Commitments and Contingencies

Express is named as a defendant in a purported class action lawsuit action alleging various California state labor law violations. The complaint was originally filed on February 18, 2009, and an amended complaint was filed on March 18, 2009. The amended complaint contains six counts: (1) failure to provide required meal breaks to the class members and failure to pay the class members for missed meal breaks, including premium payments required by California law; (2) failure to provide required rest breaks to the class members and failure to pay the class members for missed rest breaks, including premium payments required by California law; (3) failure to pay wages in a timely manner to employees who were terminated or quit; (4) failure to pay overtime or premium payments in a timely manner; (5) failure to provide accurate wage statements; and (6) violations of Section 17200 of the California Business and Professions Code. The Company estimated that the potential exposure for losses related to this lawsuit ranges from approximately $1,900 to $3,400 and has accrued an amount on the Consolidated Balance sheet as of May 1, 2010 to reflect its best estimate of this risk. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material to the Company’s results of operations or financial condition.

The Company is subject to various claims and contingencies related to other lawsuits and pending action arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

15. Subsequent Events

In connection with the Reorganization and the related termination of the Advisory Agreement with GGC and LLC Agreement with LBI, the Company paid GGC and LBI $10,000 and $3,333, respectively.

In connection with the Reorganization, the Company filed Form 8832 and, therefore, elected to be treated as a corporation effective May 2, 2010 and as such, will be subject to federal and state income tax expense. The Reorganization, for tax purposes, is deemed a contribution by Parent of its assets and liabilities to the Company, followed by the liquidation of Parent. The Reorganization will result in a taxable gain to the equity holders which will correspondingly increase the inside tax basis in the assets acquired by the Company in the Reorganization. The Company will also have to increase the rate used to calculate deferred taxes to equal the anticipated enacted rate for a corporation. As a result, the Company expects to record a net deferred tax asset and one time non-cash tax benefit of approximately $31,800.

The Company expects the effective tax rate as of the May 2, 2010 Reorganization will be between 38% and 41%. Actual tax payments may differ from such effective tax rate due to timing and permanent differences between book income and taxable income.

On May 18, 2010, the Company completed its IPO. As part of its IPO, the Company sold 10,500 shares of newly-issued common stock, raising net proceeds of approximately $166,898, after deducting the underwriting discount.

On May 18, 2010, net proceeds from the IPO were used to prepay $164,881 related to the Topco Term B Loan (including principal, interest, and prepayment penalty). Of the $164,881 used to prepay the Topco Term B Loan, $58,304 of principal, $2,083 of interest, and $3,498 of the prepayment penalty was paid to a GGC affiliate. In connection with the prepayment of the Topco Term B Loan on May 18, 2010, the Company recognized a loss on extinguishment of debt totaling $13,624 in the second quarter of 2010. This amount consisted of a $9,000 prepayment penalty, the write off of $2,486 of unamortized discount, and the write off of $2,138 of unamortized debt issuance costs.

On May 12, 2010, prior to the Registration Statement being declared effective, (1) Express Investment Corporation (“EIC”), the holding company that held 67.3% of the equity interests in the Company on behalf of certain investment funds managed by GGC and (2) the management holding companies that directly or indirectly held 6.1% of the equity interests in the Company on behalf of certain members of management, merged with and into the Company. The merger did not have a material effect on the financial position or results of operations of the Company. In conjunction with the merger, GGC and each management holder have indemnified the Company against any tax or tax related costs of EIC relating to pre-merger tax periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Registration Statement on Form S-1 (File No. 333-164906), which became effective on May 12, 2010, and our unaudited consolidated financial statements and the related notes included in Item 1. Consolidated Financial Statements of this Quarterly Report. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors. See “Forward-Looking Statements.”

Overview

Our fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. All references herein to “2010” and “2009” represent the 52-week periods ended January 29, 2011 and January 30, 2010, respectively. All references herein to the “first quarter of 2010” and the “first quarter of 2009” represent the thirteen weeks ended May 1, 2010 and May 2, 2009, respectively.

Express is the sixth largest specialty retail brand of women’s and men’s apparel in the United States. The Company has 30 years of experience offering a distinct combination of fashion and quality for multiple lifestyle occasions at an attractive value, addressing fashion needs across work, casual, jeanswear, and going-out occasions. The Company currently operates 576 retail stores, located primarily in high-traffic shopping malls, lifestyle centers, and street locations across the United States and Puerto Rico, and also distributes its products through the Company’s e-commerce website, express.com.

For the quarter, we saw a 12% increase in comparable store sales, a 57% increase in e-commerce merchandise sales, and operating income that more than doubled versus the prior year. Strong response to our offerings across categories drove increased regular price sell-through in all channels of distribution, validating the success of our go-to market strategy, which includes an extensive testing program. Our new stores are also performing at or above expectations.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. These key measures include net sales, comparable store sales and other individual store performance factors, gross profit, and general, administrative, and store operating expenses. We also review other metrics such as EBITDA and Adjusted EBITDA.

Net Sales. Net sales reflects revenues from the sale of our merchandise less returns and discounts, as well as shipping and handling revenue related to e-commerce, gift card breakage, and royalties from our international Development Agreement.

Comparable Store Sales and Other Individual Store Performance Factors. Comparable store sales have been calculated based upon stores that were open at least thirteen full fiscal months as of the end of the reporting period. A store is not considered a part of the comparable store sales base if the square footage of the store changed by more than 20% due to remodel or relocation activities. As we continue to increase our store count, we expect that non-comparable store sales will contribute to our total net sales. We also review sales per gross square foot, average unit retail price, units per transaction, dollars per transaction, traffic, and conversion, among other things, in order to evaluate the performance of individual stores. We also review sales per gross square foot on a company-wide basis.

Gross Profit. Gross profit is equal to net sales minus cost of goods sold, buying and occupancy costs. Gross margin measures gross profit as a percentage of net sales. Cost of goods sold, buying and occupancy costs includes the direct cost of purchased merchandise, inventory shrinkage, inventory write-downs, inbound freight to our distribution center, outbound freight costs to get merchandise from our distribution center to our stores, design, buying, allocation and production costs, occupancy costs related to store operations, such as rent and common area maintenance, utilities and depreciation on assets, and all logistics costs associated with our e-commerce business.

Our cost of goods sold increases in higher volume quarters because we purchase more merchandise to sell to our customers. Buying and occupancy costs are largely fixed and do not necessarily increase as volume increases. Changes in the mix of our products, such as changes in the proportion of accessories, which are higher margin, may also impact the overall cost of goods sold, buying and occupancy costs. We review our inventory levels on an ongoing basis in order to identify slow-moving merchandise and generally use markdowns to clear that merchandise. The timing and level of markdowns are driven primarily by customer acceptance of our merchandise. We use a third party vendor to dispose of marked-out-of-stock merchandise which, in turn, is sold to third party discounters. The primary drivers of the costs of individual goods are the raw materials, labor in the countries where our merchandise is sourced, and logistics costs.

General, Administrative, and Store Operating Expenses. General, administrative, and store operating expenses include all operating costs not included in cost of goods sold, buying and occupancy costs, with the exception of costs such as advisory fees, proceeds received from insurance claims, and gain/loss on disposal of assets, which are included in other operating expense, net. These expenses include payroll and other expenses related to operations at our home office, store expenses, other than occupancy, and marketing expense, which primarily includes production, mailing, and print advertising costs. With the exception of marketing, these expenses generally do not vary proportionally with net sales. As a result, general, administrative, and store operating expenses as a percentage of net sales is usually higher in lower volume quarters and lower in higher volume quarters.

Other Operating Expense, Net. Other operating expense, net includes advisory fees for GGC under the terms of our Advisory Agreement, fees for LBI under the terms of the LLC Agreement, proceeds received from insurance claims, and gain/loss on disposal of assets. Changes in other operating expense, net relates primarily to changes in the Advisory Agreement fees to GGC. As part of our IPO and Reorganization, the Advisory Agreement and LLC Agreement were terminated, and, therefore, we expect these costs to be eliminated subsequent to May 18, 2010.

Results of Operations

Thirteen Weeks Ended May 1, 2010 Compared to Thirteen Weeks Ended May 2, 2009

The table below sets forth the various lines in the Consolidated Statements of Income as a percentage of net sales for the thirteen-week periods ended May 1, 2010 and May 2, 2009, as well as the percentage increase/(decrease) of each category in the thirteen-week period ended May 1, 2010 as compared to the thirteen week period ended May 2, 2009. Due to seasonal variations in the retail industry, the results of operations for any current period are not necessarily indicative of the results expected for the full fiscal year or of future financial results. The seasonality of our operations may also lead to significant fluctuations in certain asset and liability accounts.

	Percentage of Net Sales Thirteen Weeks Ended		Percentage Increase/ (Decrease)
	May 1, 2010	May 2, 2009
Net sales	100%	100%	14%
Cost of goods sold, buying and occupancy costs	63%	70%	3%
Gross profit	37%	30%	40%
General, administrative, and store operating expenses	24%	24%	15%
Other operating expense, net	1%	—%	86%
Operating income	12%	6%	145%
Interest expense	5%	4%	52%
Other income, net	—%	—%	(15)%
Income before income taxes	7%	2%	296%
Provision for income taxes	—%	—%	79%
Net income	7%	2%	302%

Net Sales

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
Net sales (in thousands)	$426,462	$374,358
Comparable store sales percentage increase / (decrease) (a)	12%	(16)%
Net sales per average gross square foot (b)	$79.44	$70.47
Total store square footage at end of period (in thousands) (b)	4,994	5,028
Number of:
Stores open at beginning of period	573	581
New stores	7	1
Closed stores	(4)	(2)

Stores open at end of period	576	580

(a)	Comparable store sales have been calculated based upon stores that were open at least thirteen full fiscal months as of the end of the reporting period. A store with a square footage change of more than 20% is not considered a comparable store for the first year following its reopening.
(b)	Net sales per average gross square foot is determined by dividing net sales (excluding e-commerce sales, shipping and handling revenue, gift card breakage, and royalties) for the period by average gross square feet during the period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather the net selling space.

Net sales increased from $374.4 million in the first quarter of 2009 to $426.5 million in the first quarter of 2010, a 14% increase. Comparable store sales increased by $40.9 million, or 12%, for the thirteen week period ended May 1, 2010 compared to the same period in the prior year. The comparable store sales increase was primarily due to an increase in the number of transactions at comparable stores during the period and an increase in the average dollars per transaction. Sales growth for the first quarter of 2010 was also attributable to the inclusion of a full quarter of operating results for new stores opened during 2009, the opening of new stores during the first quarter of 2010, and growth in e-commerce sales. Online merchandise sales for the quarter (which are not included in comparable store sales) increased 57% to $27.3 million. Other revenue was $3.7 million in the first quarter of 2010, an increase of $1.0 million, compared to other revenue of $2.7 million in the first quarter of 2009, primarily as a result of increased shipping and handling revenue related to the increase in e-commerce net sales.

Gross Profit

The following table shows cost of sales and gross margin in dollars for the stated periods:

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
	(in thousands)
Cost of goods sold, buying and occupancy costs	$269,256	$262,274
Gross profit	$157,206	$112,084

The increase in gross profit as a percentage of net sales for the quarter ended May 1, 2010 as compared to the comparable 2009 period primarily reflected higher full-priced merchandise sales. This is driven by our redesigned go-to-market strategy, which we believe reduces markdowns and lowers inventory risk through increased product testing, more informed inventory buys, and chasing into proven styles. The remaining increase in gross margin was driven primarily by a $0.8 million reduction in inventory shrinkage.

General, Administrative, and Store Operating Expenses

The following table shows general, administrative, and store operating expenses in dollars for the stated periods:

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
	(in thousands)
General, administrative, and store operating expenses	$102,910	$89,524

The increase in general, administrative, and store operating expenses was driven by $5.9 million of payroll costs associated with additional information technology and e-commerce headcount, stock compensation expense due to accelerated vesting, higher tax and fringe rate due to the reinstatement of the company contributions for the 401(K) and retirement plans, and higher incentive compensation expense due to performance above target levels, $4.0 million of marketing expense as a result of additional investments in print advertising, and $1.8 million in costs related to the Senior Notes offering completed on March 5, 2010 along with a portion of the costs related to the IPO completed on May 18, 2010 during the thirteen weeks ended May 1, 2010 as compared to the same period in the prior year.

Other Operating Expense, Net

The following table shows other operating expense, net in dollars for the stated periods:

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
	(in thousands)
Other operating expense, net	$3,014	$1,617

Changes in other operating expense, net relate primarily to advisory fees to GGC and associated LBI LLC Agreement fees. The $1.4 million increase in the first quarter of 2010 as compared to the first quarter of 2009 was driven by the performance of the business and resulting increase in Adjusted EBITDA. As noted previously, the Advisory Agreement and LLC Agreement were terminated in conjunction with our IPO. In connection with these terminations, we paid GGC $10.0 million and LBI $3.3 million upon consummation of our IPO on May 18, 2010.

Interest Expense

The following table shows interest expense in dollars for the stated periods:

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
	(in thousands)
Interest expense	$20,780	$13,649

Interest expense includes various charges, including amortization of debt issuance costs, amortization of debt discount, and prepayment penalties on early extinguishment of debt. The increase in the first quarter of 2010 as compared to the first quarter of 2009 resulted primarily from the $7.2 million loss on extinguishment of debt associated with the prepayment of the Topco Term C Loan.

Other Income, Net

The following table shows other income, net in dollars for the stated periods:

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
	(in thousands)
Other income, net	$(442)	$(519)

Other income, net was primarily composed of changes in the fair market value of our interest rate swap.

Provision for Income Taxes

The following table shows our effective income tax rate for the stated periods:

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
Effective income tax rate	1.24%	2.74%

The effective income tax rate decreased as various state income taxes are calculated as a factor of net sales, rather than taxable income, combined with higher net income in the first quarter of 2010 as compared to the first quarter of 2009.

EBITDA and Adjusted EBITDA

The following table presents EBITDA and Adjusted EBITDA for the stated periods:

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
	(in thousands)
EBITDA	$67,835	$40,182
Adjusted EBITDA	$76,312	$45,150

EBITDA and Adjusted EBITDA have been presented in this Quarterly Report and are supplemental measures of financial performance that are not required by, or presented in accordance with GAAP. EBITDA is defined as consolidated net income before depreciation and amortization, interest expense (net) and amortization of debt issuance costs and discounts, and provision for income taxes. Adjusted EBITDA is calculated in accordance with our existing credit agreements, and is defined as EBITDA adjusted to exclude the items set forth in the table below.

EBITDA is included in this Quarterly Report because it is a key metric used by management to assess our operating performance. Adjusted EBITDA is included in this Quarterly Report because it is a measure by which our lenders evaluate our covenant compliance. The Holding Term Loan contains a leverage ratio covenant and the Credit Facility contains a fixed charge coverage ratio covenant that we must meet if we do not meet the excess availability requirement under the Credit Facility, and are calculated based on Adjusted EBITDA. Non-compliance with the financial ratio covenants contained in the Holding Term Loan and the Credit Facility could result in the acceleration of our obligations to repay all amounts outstanding under those agreements. The applicable interest rates on the Holding Term Loan and the Credit Facility are also based in part on our leverage ratio and excess availability, respectively. In addition, the Holding Term Loan, the Credit Facility and the indenture governing the Senior Notes contain covenants that restrict, subject to certain exceptions, our ability to incur additional indebtedness or make restricted payments, such as dividends, based, in some cases, on our ability to meet leverage ratios or fixed charge coverage ratios. Adjusted EBITDA is a material component of these ratios.

EBITDA and Adjusted EBITDA are not measures of our financial performance or liquidity under GAAP and should not be considered as alternatives to net income as a measure of operating performance, cash flows from operating activities as a measure of liquidity, or any other performance measure derived in accordance with GAAP. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments, and debt service requirements. EBITDA and Adjusted EBITDA contain certain other limitations, including the failure to reflect our cash expenditures, cash requirements for working capital needs, and cash costs to replace assets being depreciated and amortized, and exclude certain non-recurring charges that may recur in the future. Management compensates for these limitations by relying primarily on our GAAP results and by using EBITDA and Adjusted EBITDA only supplementally. Our measures of EBITDA and Adjusted EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

The following table presents a reconciliation of the differences between EBITDA and Adjusted EBITDA to net income, the most directly comparable GAAP financial measure, for the stated periods.

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
	(in thousands)
Net income	$30,561	$7,599
Depreciation and amortization	16,111	18,796
Interest expense, net	20,780	13,573
Provision for income taxes	383	214

EBITDA	67,835	40,182
Non-cash deductions, losses, charges	2,707	922
Non-recurring expenses	794	1,100
Transaction expenses	239	674
Permitted Advisory Agreement fees and expenses	2,275	1,193
Non-cash expense related to equity incentives	1,563	503
Other adjustments allowable under our existing credit agreements	899	576

Adjusted EBITDA	$76,312	$45,150

Liquidity and Capital Resources

Our business relies on cash flows from operations as our primary source of liquidity. We do, however, have access to additional liquidity, if needed, through borrowings under our existing Credit Facility. Our primary cash needs are for merchandise inventories, payroll, store rent, capital expenditures associated with opening new stores and updating existing stores, and information technology. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable, and other current liabilities. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within a few days of the related sale, and we have up to 75 days to pay certain merchandise vendors and 45 days to pay the majority of our non-merchandise vendors. During the first quarter of 2010 we used a portion of the proceeds from the Senior Notes offering, together with cash on hand of $153.8 million, to make a distribution of $230.0 million to our equity holders. Following this distribution, as of May 1, 2010, we had cash and cash equivalents of approximately $83.3 million and $124.0 million of availability under the Credit Facility. Our working capital is seasonal as a result of building up inventory for the next selling season and, as a result, our cash and cash equivalents during the spring are usually lower when compared to the rest of our fiscal year. Our cash balances generally increase during the summer selling season, and then increase further during the fall and holiday seasons. As our cash balances and inventory increase during the summer, fall, and holiday seasons, our borrowing base under our Credit Facility increases. We believe that cash generated from operations and the availability of borrowings under our Credit Facility or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures, and scheduled debt payments for at least the next twelve months.

Cash Flow Analysis

A summary of operating, investing, and financing activities are shown in the following table:

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
	(in thousands)
Net cash provided by operating activities	$4,720	$10,949
Net cash used in investing activities	(13,226)	(5,682)
Net cash used in financing activities	(142,628)	(75,312)

Net Cash Provided By Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, the effect of working capital changes, and tenant allowances received from landlords. Net cash provided by operating activities was $4.7 million for the first quarter of 2010 compared to $10.9 million in the first quarter of 2009. The $6.2 million decrease in cash provided by operating activities was due primarily to a $16.3 million use of cash related to the change in other assets and liabilities primarily as a result of the $10.4 million prepayment of certain e-commerce fulfillment services, a $10.7 million use of cash related to the change in accounts payable, deferred revenue, and accrued expenses due to the payment of 2009 incentive compensation, a $5.9 million use of cash related to the change in inventory, a $3.0 million prepayment penalty paid for the repayment of the Topco Term C Loan, a $1.3 million use of cash related to the change in accounts payable and accrued expenses—related parties as a result of the payment of GGC Advisory Agreement fees and LBI LLC Agreement fees, offset by a $23.0 million increase in net income and a $4.2 million source of cash related to the add back of the non-cash loss on extinguishment of debt.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth (new store openings), store maintenance (remodels, conversions to a dual gender format, visual, fixtures, heating, ventilation and air conditioning improvements, and gates), and non-store maintenance (information technology and expenses associated with operations at our home office).

Capital expenditures were $13.2 million during the first quarter of 2010, a $7.5 million increase from $5.7 million in the first quarter of 2009. Capital expenditures, gross of landlord allowances, attributed to the opening of new stores, store remodels, and store conversions to a dual gender format totaled $5.0 million in the first quarter of 2010 and $3.0 million in the first quarter of 2009. The remaining capital expenditures in each period relates primarily to investments in store fixtures, heating, ventilation and air conditioning improvements, gates, information technology, and investments in the operations at our home office.

Management expects capital expenditures for 2010 to be approximately $57.0 million to $63.0 million, including landlord allowances, with the increase compared to 2009 resulting primarily from new store openings and the final phase of our information technology transition from LBI, which relates primarily to point-of-sale and customer marketing database investments. Landlord allowances related to 2010 capital expenditures are expected to be approximately $7.0 to $10.0 million. In addition, in 2010 we expect to receive a landlord allowance from LBI of $8.0 million for home office capital expenditures.

Net Cash Used in Financing Activities

Financing activities consist primarily of borrowings and repayments related to our Holding and Topco Term Loans, our Credit Facility, and our Senior Notes, as well as distributions to our equity holders and fees and expenses paid in connection with our credit facilities and equity offering.

Net cash used by financing activities was $142.6 million in the first quarter of 2010. This use of cash included repayments of $150.0 million for borrowings under the Topco Term C Loan, a $230.0 million distribution to equity holders, and $14.4 million in costs incurred in connection with the Senior Notes and IPO offerings. These uses were offset by net proceeds of $246.5 million (net of original issuance discount) received from issuing the Senior Notes. This compares to $75.3 million in net cash used by financing activities for the first quarter of 2009. This use of cash was primarily related to the repayment of $75.0 million borrowed under our Credit Facility.

Existing Credit Facilities

Credit Facility

On July 6, 2007, Holding and Express entered into a $200.0 million secured asset-based loan revolving credit facility. The Credit Facility is available to be used for working capital and other general corporate purposes and is scheduled to expire on July 6, 2012. The Credit Facility, as amended, allows for swing line advances of up to $30.0 million and up to $45.0 million to be available in the form of letters of credit.

On February 5, 2010, Holding and Express entered into an amendment to the Credit Facility that became effective March 5, 2010 in connection with issuing the Senior Notes. The amendment, among other things, (1) permitted the issuance of the Senior Notes and the guarantees thereof by Holding and its subsidiaries, (2) increased the applicable interest rate margins and unused line fee, (3) permitted a distribution by Express to allow Topco to prepay the Topco Term C Loan in its entirety (plus prepayment penalties and accrued and unpaid interest thereon), and Parent to make a cash distribution to its equity holders in an aggregate amount equal to approximately $230.0 million, (4) permits Express to pay distributions to allow Topco to make regularly scheduled interest payments on the Topco Term B Loan, and (5) permits Holding to own the equity interests of EFC, the co-issuer of the Senior Notes. We paid customary amendment fees to consenting lenders in connection with the amendment.

Borrowings under the Credit Facility bear interest at a rate equal to LIBOR plus an applicable margin rate or the higher of The Wall Street Journal’s prime lending rate and 0.50% per annum above the federal funds rate, plus an applicable margin rate. The applicable margin rate is determined based on excess availability as determined with reference to our borrowing base. Prior to the effectiveness of the amendment described above, the applicable margin rate for LIBOR-based advances was 1.25% per annum or 1.00% if excess availability was $100.0 million or greater, and for base rate-based advances was 0.25% per annum or 0.00% if excess availability was $100.0 million or greater. As a result of the amendment described above, effective March 5, 2010, the applicable margin rate for LIBOR-based advances is 2.25% per annum or 2.00% if excess availability is $100.0 million or greater, and for base rate-based advances is 1.25% per annum or 1.00% if excess availability is $100.0 million or greater. The borrowing base components are 90% of credit card receivables plus 85% of the liquidation value of eligible inventory, less certain reserves. At the end of 2008, we borrowed $75.0 million under the Credit Facility, which was reflected as a current liability on our balance sheet. This amount was paid in full during the first quarter of 2009. We had no borrowings outstanding as of May 1, 2010.

Prior to the effectiveness of the amendment described above, unused line fees payable under the Credit Facility were based on 0.25% of the average daily unused revolving commitment during each quarter payable quarterly in arrears. As a result of the amendment described above, effective March 5, 2010, unused line fees payable under the Credit Facility are based on 0.50% of the average daily unused revolving commitment during each quarter payable quarterly in arrears.

Interest payments under the Credit Facility are due quarterly on the last calendar day of each April, July, October, and January for base rate-based advances and on the last day of the interest period for LIBOR-based advances for interest periods of one, two, three, and six months (or if available to all lenders, nine or twelve months), and additionally every three months after the first day of the interest period for LIBOR-based advances for interest periods of greater than three months.

The Credit Facility contains customary covenants and restrictions on Holding and its subsidiaries’ activities, including, but not limited to, limitations on the incurrence of additional indebtedness; liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, and prepayment of other debt; distributions, dividends, and the repurchase of capital stock; transactions with affiliates; the ability to change the nature of our business or our fiscal year; the ability to amend the terms of the Holding Term Loan and the Advisory Agreement; and permitted activities of Holding. All obligations under the Credit Facility are guaranteed by Holding and its subsidiaries and secured by a lien on substantially all of the assets of Holding and its subsidiaries, provided that the liens on certain assets of Holding and its subsidiaries shall be junior in priority to the liens securing the Holding Term Loan.

Prior to the effectiveness of the amendment described above, the Credit Facility required us to maintain a fixed charge coverage ratio of 1.00 to 1.00 if excess availability plus eligible cash collateral was less than $20.0 million. This amount was raised to $30.0 million as part of the amendment noted above. Our excess availability was $124.0 million as of May 1, 2010. We were not subject to this covenant as of May 1, 2010 because excess availability plus eligible cash collateral was greater than $30.0 million.

Holding Term Loan

On July 6, 2007, Holding and Express, entered into a $125.0 million secured term loan. The proceeds of these borrowings were used to finance, in part, the GGC Acquisition and to pay related transaction fees and expenses. Borrowings under the Holding Term Loan bear interest at a rate equal to LIBOR plus an applicable margin rate or the higher of The Wall Street Journal’s prime lending rate and 0.50% per annum above the federal funds rate, plus an applicable margin rate.

On February 5, 2010, Holding and Express entered into an amendment to the Holding Term Loan that became effective March 5, 2010 in connection with issuing the Senior Notes. The amendment, among other things, (1) permitted the issuance of the Senior Notes and the guarantees thereof by Holding and its subsidiaries, (2) increased the applicable interest rate margins (subject to a further increase in the event Express’ corporate family rating is not B2 or better by Moody’s and Express’ corporate credit rating is not B or better by S&P), (3) permitted a distribution by Express to allow Topco to prepay the Topco Term C Loan under the Topco Term Loan in its entirety (plus prepayment penalties and accrued and unpaid interest thereon), and Parent to make a cash distribution to its equity holders in an aggregate amount equal to approximately $230.0 million, (4) permits Express to pay distributions to allow Topco to make regularly scheduled interest payments on the Topco Term B Loan, and (5) permits Holding to own the equity interests of EFC, the co-issuer of the Senior Notes. We paid customary fees to consenting lenders in connection with the amendment.

The applicable margin rate is determined by Holding’s leverage ratio of consolidated debt for borrowed money (net of cash and cash equivalents provided that, after giving effect to the amendment described below, no more than $75.0 million of cash and cash equivalents may be netted against consolidated debt for borrowed money for this purpose), including amounts drawn under letters of credit and any synthetic debt, to Adjusted EBITDA (“Leverage Ratio”), in effect on the first day of each interest period with respect to LIBOR-based advances and by the Leverage Ratio in effect from time to time with respect to base rate-based advances. Prior to the effectiveness of the amendment described above, the applicable margin rate for LIBOR-based advances was 2.75% per annum or 2.50% if the Leverage Ratio was less than 1.00 to 1.00, and for base rate-based advances was 1.75% per annum or 1.50% if the Leverage Ratio was less than 1.00 to 1.00. As a result of the amendment described above, effective March 5, 2010, the applicable margin rate for LIBOR-based advances is 4.25% per annum or 4.00% if the Leverage Ratio is less than 1.00 to 1.00, and for base rate-based advances is 3.25% per annum or 3.00% if the Leverage Ratio is less than 1.00 to 1.00; additionally, these rates may be further increased by 0.50% per annum in the event that Express fails to maintain, at the time of determination, a corporate family rating of B2 or better by Moody’s and a corporate credit rating of B or better by S&P. As of May 1, 2010, the interest rate under the Holding Term Loan was 4.25%.

Interest payments under the Holding Term Loan are due quarterly on the last calendar day of each April, July, October, and January for base rate-based advances and on the last day of the applicable interest period for LIBOR-based advances for interest periods of one, two, three, and six months (or if available to all lenders, nine or twelve months), and additionally every three months after the first day of the interest period for LIBOR-based advances for interest periods of greater than three months. Principal payments under the Holding Term Loan are due quarterly on the last business day of each April, July, October, and January through July 6, 2013, in equal installments of 0.25% of the initial principal balance with the balance of principal due on July 6, 2014.

The agreement governing the Holding Term Loan requires that annual prepayments of principal be made within five business days after the 120th calendar day following the end of each fiscal year in the amount by which an applicable percentage of “excess cash flow” (as defined in the agreement) that corresponds to Holding’s Leverage Ratio, exceeds any voluntary prepayments of the Holding Term Loan over the fiscal year.

The Holding Term Loan contains customary covenants and restrictions on Holding and its subsidiaries’ activities, including, but not limited to, limitations on the incurrence of additional indebtedness; liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions and prepayment of other debt; distributions, dividends, and the repurchase of capital stock; transactions with affiliates; the ability to change the nature of Express’ businesses or fiscal year; the ability to amend the terms of the purchase agreement pertaining to the GGC Acquisition, the Credit Facility loan documents, and the Advisory Agreement with GGC; and permitted activities of Holding. All obligations under the Holding Term Loan are guaranteed by Holding and its subsidiaries and secured by a lien on substantially all of the assets of Holding and its subsidiaries, provided that the liens on certain assets of Holding and its subsidiaries shall be junior in priority to the liens securing the Credit Facility.

The Holding Term Loan also requires that Holding maintains a Leverage Ratio for the most recently completed reporting period (last four consecutive fiscal quarters as of the end of each quarter) of not more than 2.00 to 1.00 at the end of the first and second fiscal quarters of 2010; and 1.75 to 1.00 thereafter. Holding was in compliance with the covenant requirement as of May 1, 2010.

Effective July 6, 2007, Express entered into a receive variable/pay fixed interest rate swap agreement to mitigate exposure to interest rate fluctuations on a notional principal amount of $75.0 million of the $125.0 million variable-rate Holding Term Loan. The interest rate swap agreement terminates on August 6, 2010. The fair value of the interest rate swap was a liability of $1.0 million as of May 1, 2010. The Holding Term Loan requires that Express maintain interest rate hedge agreements on a notional amount of at least 50% of the term commitments of lenders under the Holding Term Loan for at least three years.

Topco Term Loan

On June 26, 2008, Topco, as borrower, entered into a $300.0 million secured term loan facility. The proceeds of the Topco Term Loan were used to finance distributions to Parent’s equity holders and to pay related fees, costs, and expenses. The Topco Term Loan was scheduled to mature on June 26, 2015 and was comprised of $150.0 million of Topco Term B Loan and $150.0 million of Topco Term C Loan. An affiliate of GGC, GGC Unlevered Credit Opportunities, LLC, was a lender under our Topco Term Loan and, as of January 30, 2010, was owed approximately $50.0 million of the Topco Term B Loan and $50.0 million of the Topco Term C Loan. On March 5, 2010, in connection with issuing the Senior Notes, the Topco Term C Loan was prepaid in full, plus a prepayment penalty and accrued and unpaid interest thereon. A separate affiliate of GGC purchased an additional $8.3 million of principal amount of the Topco Term B Loan on April 8, 2010. On May 18, 2010, in connection with our IPO, the Topco Term B Loan was prepaid in full, plus a prepayment penalty and accrued and unpaid interest thereon.

Senior Notes

On March 5, 2010, Express and EFC co-issued, in a private placement, $250.0 million of 8 3/4% Senior Notes due March 1, 2018 at an offering price of 98.599% of the face value. An affiliate of GGC purchased $50.0 million of Senior Notes. Interest on the Senior Notes is payable on March 1 and September 1 of each year beginning September 1, 2010. Net proceeds of $241.4 million (net of original issuance and underwriting discount) received from the Senior Notes offering were used to prepay $154.9 million related to the Topco Term C Loan (including principal, interest, and prepayment penalty), $85.2 million was allocated to us, and the remainder was used to pay related transaction fees and expenses, including $2.7 million to GGC for transaction fees. On March 10, 2010, we utilized the cash received from issuing the Senior Notes as well as cash on hand to pay a distribution of $230.0 million to our equity holders. In connection with issuing the Senior Notes, $10.8 million of costs were capitalized as debt issuance costs within other assets on the Consolidated Balance Sheets and will be amortized over the eight year term of the Senior Notes using the effective interest method.

Prior to March 1, 2014, the Senior Notes may be redeemed in part or in full at a redemption price equal to 100% of the principal amount of the Senior Notes, plus a make-whole premium calculated in accordance with the indenture governing the Senior Notes and accrued and unpaid interest. In addition, prior to March 1, 2013, a portion of the Senior Notes may be redeemed with the net proceeds of certain equity offerings at 108.75%. On or after March 1, 2014, the Senior Notes may be redeemed in part or in full at the following percentages of the outstanding principal amount prepaid: 104.375% prior to March 1, 2015; 102.188% on or after March 1, 2015, but prior to March 1, 2016; and 100% on or after March 1, 2016.

The indenture governing the Senior Notes contains customary covenants and restrictions on the activities of Express, EFC and Express’ restricted subsidiaries, including, but not limited to, the incurrence of additional indebtedness; dividends or distributions in respect of capital stock or certain other restricted payments or investments; entering into agreements that restrict distributions from restricted subsidiaries; the sale or disposal of assets, including capital stock of restricted subsidiaries; transactions with affiliates; the incurrence of liens; and mergers, consolidations, or the sale of substantially all of Express’ assets. Certain of these covenants will be suspended if the Senior Notes are assigned an investment grade rating by both S&P and Moody’s and no default has occurred or is continuing. If either rating on the Senior Notes should subsequently decline to below investment grade, the suspended covenants will be reinstated. The Senior Notes are general unsecured obligations of Express and EFC and rank equally in right of payment with all existing and future senior indebtedness of Express and EFC. The Senior Notes are unconditionally guaranteed by us and all of the domestic subsidiaries of Express, other than immaterial subsidiaries.

In connection with issuing the Senior Notes, we entered into the Registration Rights Agreement which requires us to use commercially reasonable efforts to register notes having substantially identical terms as the Senior Notes with the SEC prior to March 5, 2011. In the event that a Registration Default occurs (as defined in the Registration Rights Agreement), then additional interest on the Senior Notes in an amount equal to 0.25% per annum during the first 90-day period immediately following the occurrence of the first Registration Default will be required. The additional interest will increase by 0.25% per annum for each subsequent 90-day period until all Registration Defaults have been cured, up to a maximum amount of 1.0% per annum.

Contractual Obligations

Our contractual obligations consist primarily of operating leases, debt facilities, purchase orders for merchandise inventory, self insurance liabilities, severance agreements, transition service agreements with LBI, GGC Advisory fees, LBI LLC Agreement fees, other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased, and letters of credit outstanding. These contractual obligations impact our short and long-term liquidity and capital resource needs.

The estimated significant contractual cash obligations and other commercial commitments as of May 1, 2010 are summarized in the following table:

	Payments Due by Period (in thousands)
Contractual Obligations	Totals	2010	2011- 2012	2013- 2014	Thereafter
Existing Debt Facilities (1)(2)	$521,562	$938	$2,812	$117,812	$400,000
Other Long Term Obligations (3)	194,130	28,288	58,204	64,707	42,931
Operating Leases (4)	747,202	116,878	256,010	196,177	178,137
Letters of Credit	28,388	12,125	3,614	3,614	9,035
Purchase Obligations (5)	290,670	290,670	—	—	—

Total	$1,781,952	$448,899	$320,640	$382,310	$630,103

(1)	As of May 1, 2010, we had the following amounts outstanding under our existing credit facilities: no amounts outstanding under the Credit Facility; $250.0 million under the Senior Notes, $121.6 million under the Holding Term Loan; and $150.0 million under the Topco Term B Loan. The Credit Facility matures on July 6, 2012, the Senior Notes are due on March 1, 2018, the Holding Term Loan matures on July 6, 2014, and the Topco Term B Loan was repaid in full on May 18, 2010 with a portion of the proceeds from the IPO.
(2)	Excludes estimated interest under existing debt facilities of $317.6 million. Interest costs for the Holding Term Loan have been estimated based on interest rates in effect for such indebtedness as of May 1, 2010.
(3)	Other long-term obligations consist of self insurance liabilities, severance agreements, transitional services agreements with LBI, GGC Advisory fees, and LBI LLC fees. Subsequent to May 1, 2010, we terminated the Advisory Agreement with GGC and the advisory arrangement under the LLC Agreement with LBI for which we paid GGC $10.0 million and LBI $3.3 million.
(4)	We enter into operating leases in the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The future operating lease obligations would change if we were to exercise these options, or if we were to enter into additional new operating leases.
(5)	Purchase obligations are made up of merchandise purchase orders, unreserved non-finished goods (fabric, trims) commitments and liabilities to our third party travel administrator.

Seasonality

Our business is seasonal. As a result, our net sales fluctuate from quarter to quarter, which often affects the comparability of our results between periods. Net sales are historically higher in the third and fourth quarters due primarily to early Fall selling patterns and impact of the holiday season. Generally, the annual sales split is approximately 45% for the Spring season (February through July) and 55% for the Fall season (August through January). Our business is also subject, at certain times, to calendar shifts, which may occur during key selling periods close to holidays such as Easter, Thanksgiving, and Christmas, and regional fluctuations for events such as sales tax holidays.

Significant Accounting Policies

Management has determined that our most critical accounting policies are those related to revenue recognition, merchandise inventory valuation, long-lived assets valuation, claims and contingencies, income taxes, and stock-based compensation. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies discussed in our Registration Statement which became effective May 12, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Credit Facility and Holding Term Loan, which bear interest at variable rates. Borrowings under our Senior Notes bear interest at fixed rates. For fixed rate debt, interest rate changes affect the fair market value of such debt, but do not impact earnings or cash flow.

We utilize an interest rate swap to hedge our interest rate risk. Effective July 6, 2007, the Company entered into a receive variable/pay fixed interest rate swap agreement to mitigate exposure to interest rate fluctuations on a notional principal amount of $75.0 million of the $125.0 million variable-rate Holding Term Loan. The interest rate swap agreement terminates on August 6, 2010. The fair value of the interest rate swap was a liability of $1.0 million as of May 1, 2010. As of May 1, 2010, the weighted-average interest rate on the outstanding balance of our Holding Term Loan and Credit Facility was 4.25%. The Holding Term Loan requires that Express maintain interest rate hedge agreements on a notional amount of at least 50% of the term commitments of lenders under the Holding Term Loan for at least three years. As of May 1, 2010, a 1% change in interest rates would not have had a material effect on the gain or loss related to this contract.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 1, 2010.

Changes in Internal Control Over Financial Reporting.

As discussed in our Registration Statement, management identified the following material weakness in its internal controls which has not yet been remediated: we did not have adequate oversight and controls related to the accounting for complex agreements arising from transactions unrelated to our core business operations. While we are still in the process of remediating the material weakness associated with accounting for complex agreements arising from transactions unrelated to our core business operations, we have developed, and are implementing a plan to remediate this material weakness by, among other things, establishing an internal committee of accounting, finance, tax, legal, and internal audit personnel to review our policies and accounting treatment of all complex agreements and to monitor ongoing compliance with such agreements. This committee has established a charter, selected members, held meetings, and intends to hold, at minimum, monthly meetings on an on-going basis. In addition, we also hired a Director of External Reporting to expand our financial reporting resources.

As such, these changes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

None

ITEM 1.	LEGAL PROCEEDINGS.

Information relating to legal proceedings is set forth in Note 14 to our Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS.

Our risk factors as of May 1, 2010 have not changed materially from those disclosed in our Registration Statement. The risk factors disclosed in our Registration Statement, in addition to the other information set forth in this Quarterly Report, could materially affect our business, financial condition or results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 12, 2010, the Registration Statement was declared effective for our IPO, pursuant to which we registered the offering and sale of 10.5 million shares of our common stock and 5.5 million shares of selling stockholders’ common stock, at an offering price of $17.00 per share. On May 18, 2010, the Company sold all 10.5 million shares of common stock for an aggregate offering price of approximately $178.5 million and the selling stockholders sold all 5.5 million shares of common stock for an aggregate offering price of $93.5 million and the offering terminated thereafter. The managing underwriters were BofA Merrill Lynch and Goldman, Sachs & Co.

As a result of the offering, we received net proceeds of approximately $166.9 million, after deducting the underwriting discount of $11.6 million. The net proceeds of approximately $166.9 million, together with cash on hand of approximately $16.5 million, were used as follows: (1) 164.9 for the prepayment of the Topco Term B Loan, including accrued and unpaid interest of $5.9 million and a prepayment penalty of $9.0 million, (2) $10.0 million payment to GGC to terminate the Advisory Agreement and $3.3 million to LBI to terminate its advisory relationship under the LLC Agreement, and (3) approximately $5.0 million to pay related fees and expenses. A pro rata portion of the amount to prepay the Topco Term B Loan was paid to each of GGC Unlevered Credit Opportunities, LLC, an investment fund managed by GGC, and another affiliate of GGC, each in their capacity as a lender of $50.0 million and $8.3 million of the principal amount of the $150.0 million Topco Term B Loan, respectively. Except as set forth above with respect to GGC and LBI, none of the payments were direct or indirect payments to any of the Company’s directors or officers or their associates or to persons owning 10 percent or more of the Company’s common stock or direct or indirect payments to others.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibits. The following exhibits are filed or furnished with this Quarterly Report:

Exhibit Number	Exhibit Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Financial Officer and Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 16, 2010	EXPRESS, INC.

	By:	/s/ Matthew C. Moellering
Matthew C. Moellering, Executive Vice President, Chief Administrative Officer, Chief Financial Officer, Treasurer and Secretary