Form 10-Q
period 2010-07-31
EXPRESS, INC.
filed 2010-09-10
CIK 1483510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number 001-34742

EXPRESS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	26-2828128
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1 Express Drive Columbus, Ohio	43230
(Address of principal executive offices)	(Zip Code)

Telephone: (614) 474-4001

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock was 88,735,895 as of September 9, 2010.

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

EXPRESS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Per Share Amounts)

(Unaudited)

	July 31, 2010	January 30, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$86,932	$234,404
Receivables, net	6,617	4,377
Inventories	184,255	171,704
Prepaid minimum rent	21,287	20,874
Other	22,525	5,289

Total current assets	321,616	436,648

PROPERTY AND EQUIPMENT	420,739	395,951
Less: accumulated depreciation	(209,152)	(180,714)

Property and equipment, net	211,587	215,237

TRADENAME/DOMAIN NAME	197,414	197,414
DEFERRED TAX ASSETS	28,951	—
OTHER ASSETS	24,624	20,255

Total assets	$784,192	$869,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$85,831	$61,093
Deferred revenue	15,937	22,247
Accrued bonus	8,579	22,541
Accrued expenses	67,265	73,576
Accounts payable and accrued expenses – related parties	87,182	89,831

Total current liabilities	264,794	269,288

LONG-TERM DEBT	366,623	415,513
OTHER LONG-TERM LIABILITIES	49,538	43,300

Total liabilities	680,955	728,101

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY (Notes 1 and 11):
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 88,736 and 78,246 shares issued and outstanding at July 31, 2010 and January 30, 2010, respectively	887	782
Additional paid-in capital	75,592	140,432
Retained earnings	26,758	5,872
Notes receivable	—	(5,633)

Total stockholders’ equity	103,237	141,453

Total liabilities and stockholders’ equity	$784,192	$869,554

See notes to unaudited consolidated financial statements.

EXPRESS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Amounts)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009

NET SALES	$407,277	$373,823	$833,739	$748,181

COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	277,260	271,024	546,516	533,298

Gross profit	130,017	102,799	287,223	214,883

OPERATING EXPENSES:
General, administrative, and store operating expenses	110,936	94,716	213,846	184,240
Other operating expense, net	14,031	1,827	17,045	3,444

Total operating expenses	124,967	96,543	230,891	187,684

OPERATING INCOME	5,050	6,256	56,332	27,199

INTEREST EXPENSE	23,349	13,198	44,129	26,847
OTHER INCOME, NET	(1,475)	(565)	(1,917)	(1,084)

(LOSS) INCOME BEFORE INCOME TAXES	(16,824)	(6,377)	14,120	1,436

INCOME TAX (BENEFIT) EXPENSE	(38,938)	379	(38,555)	593

NET INCOME (LOSS)	$22,114	$(6,756)	$52,675	$843

Pro forma (loss) income before income taxes (Note 13)	$(16,824)	$(6,377)	$14,120	$1,436
Pro forma income tax (benefit) expense (Note 13)	(7,131)	(2,468)	5,525	556

Pro forma net (loss) income (Note 13)	$(9,693)	$(3,909)	$8,595	$880

EARNINGS (LOSS) PER SHARE:
Basic	$0.25	$(0.09)	$0.64	$0.01
Diluted	$0.25	$(0.09)	$0.63	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	88,254	74,387	82,362	74,175
Diluted	88,694	74,387	83,418	74,175

PRO FORMA (LOSS) EARNINGS PER SHARE (Note 13):
Basic	$(0.11)	$(0.05)	$0.10	$0.01
Diluted	$(0.11)	$(0.05)	$0.10	$0.01

PRO FORMA WEIGHTED AVERAGE SHARES OUTSTANDING (Note 13):
Basic	88,254	74,837	82,362	74,175
Diluted	88,694	74,837	83,418	74,175

See notes to unaudited consolidated financial statements.

EXPRESS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Amounts in Thousands)

(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Notes Receivable	Total
BALANCE, January 30, 2010	78,246	$782	$140,432	$5,872	$(5,633)	$141,453

Net income	—	—	—	52,675	—	52,675
Distributions	—	—	(141,995)	(119,005)	—	(261,000)
Impact of Reorganization (Notes 1 and 11)	—	—	(86,393)	87,216	—	823
Issuance of common stock	10,500	105	159,978	—	—	160,083
Repurchase of common stock	(10)	—	—	—	—	—
Share-based compensation	—	—	3,570	—	—	3,570
Repayment of notes receivable	—	—	—	—	5,633	5,633

BALANCE, July 31, 2010	88,736	$887	$75,592	$26,758	$—	$103,237

See notes to unaudited consolidated financial statements.

EXPRESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,675	$843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,429	38,516
Loss on disposal of property and equipment	633	237
Non-cash interest expense	—	132
Change in fair value of interest rate swap	(1,906)	(910)
Share-based compensation	3,570	1,005
Non-cash loss on extinguishment of debt	8,781	—
Deferred taxes	(32,389)	—
Changes in operating assets and liabilities:
Receivables, net	(1,675)	(2,841)
Inventories	(12,551)	3,705
Accounts payable, deferred revenue, and accrued expenses	75	(15,698)
Accounts payable and accrued expenses – related parties	(2,649)	8,677
Other assets and liabilities	(7,204)	6,533

Net cash provided by operating activities	41,789	40,199

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(28,181)	(16,678)

Net cash used in investing activities	(28,181)	(16,678)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Senior Notes	246,498	—
Net proceeds from equity offering	166,898	—
Repayments of short-term debt arrangements	—	(75,000)
Repayments of long-term debt arrangements	(300,625)	(625)
Costs incurred in connection with debt arrangements and Senior Notes	(11,986)	—
Costs incurred in connection with equity offering	(6,498)	—
Repayment of notes receivable	5,633	—
Distributions	(261,000)	—

Net cash used in financing activities	(161,080)	(75,625)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(147,472)	(52,104)

CASH AND CASH EQUIVALENTS, Beginning of period	234,404	176,115

CASH AND CASH EQUIVALENTS, End of period	$86,932	$124,011

See notes to unaudited consolidated financial statements.

1. Description of Business and Basis of Presentation

On May 12, 2010, Express Parent LLC, a Delaware limited liability company (“Parent”), converted into a Delaware corporation and changed its name from Express Parent LLC to Express, Inc. (the “Company”). Except where the context otherwise requires or where otherwise indicated, references to the Company prior to the conversion refer to Parent. The conversion to a corporation was effective May 2, 2010 for tax purposes. In connection with this conversion, all of the equity interests in Parent, which consisted of Class L, Class A, and Class C units, were converted into shares of common stock of the Company at a ratio of .702, .649, and .442, respectively. All share and per share information has been retrospectively recast to reflect this conversion in the accompanying Consolidated Financial Statements and Notes hereto. On May 12, 2010, prior to the Registration Statement being declared effective, (1) Express Investment Corporation (“EIC”), the holding company that held 67.3% of the equity interests in the Company on behalf of certain investment funds managed by Golden Gate Capital (“GGC”), and (2) the management holding companies that directly or indirectly held 6.1% of the equity interests in the Company on behalf of certain members of management, merged with and into the Company. The merger did not have a material effect on the financial position or results of operations of the Company. In conjunction with the merger, GGC and each management holder agreed to indemnify the Company against any tax or tax related costs of EIC or the management holding companies relating to pre-merger tax periods. The aforementioned events are referred to collectively as the “Reorganization” within these Consolidated Financial Statements and Notes hereto. The Company holds all of the outstanding equity interests in Express Topco LLC, a Delaware limited liability company (“Topco”), which owns all of the outstanding equity interests in Express Holding, LLC, a Delaware limited liability company (“Holding”). Holding owns all of the outstanding equity interests in Express, LLC, a Delaware limited liability company (“Express”), and Express Finance Corporation, a Delaware corporation (“EFC”). EFC was formed on January 28, 2010 for the purpose of serving as co-issuer of the Senior Notes described in Note 9. Express conducts all the operations of the Company.

On May 18, 2010, the Company completed its initial public offering of common stock (“IPO”). As part of its IPO, the Company sold 10,500 shares of newly issued common stock, raising net proceeds of approximately $166,898, after deducting the underwriting discount.

Express is a specialty retailer of women’s and men’s apparel targeting 20 to 30 year olds. Express merchandise is sold through its retail stores and website. As of July 31, 2010, the Company operated 577 primarily mall-based stores in the United States and Puerto Rico. Additionally, the Company earns royalties through a development agreement (“Development Agreement”) with an unaffiliated franchisee that operates six stores located in the Middle East. Under the Development Agreement, the third party operates stores that sell Express-branded apparel and accessories purchased directly from the Company.

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to in the Consolidated Financial Statements and Notes by the calendar year in which the fiscal year commences. All references herein to “2010” and “2009” represent the 52-week periods ended January 29, 2011 and January 30, 2010, respectively. All references herein to “the second quarter of 2010” and “the second quarter of 2009” represent the thirteen weeks ended July 31, 2010 and August 1, 2009, respectively.

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for 2010. Therefore, these statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended January 30, 2010, included in the Company’s Registration Statement on Form S-1 (File No. 333-164906), as amended (“Registration Statement”), filed with the Securities and Exchange Commission (“SEC”).

2. Segment Reporting

The Company defines an operating segment on the same basis that it uses to evaluate performance internally. The Company has determined that its Chief Executive Officer (“CEO”) is its Chief Operating Decision Maker, and that there is one operating segment. Therefore, the Company reports results as a single segment, which includes the operation of its brick and mortar retail stores and e-commerce website, express.com.

The following is information regarding the Company’s major product classes and sales channels:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Classes:
Apparel	$367,811	$342,520	$752,794	$682,011
Accessories and other	35,622	28,823	73,353	61,012
Other revenue	3,844	2,480	7,592	5,158

Total net sales	$407,277	$373,823	$833,739	$748,181

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Channels:
Stores	$376,104	$354,306	$771,543	$708,620
E-commerce	27,329	17,037	54,604	34,403
Other revenue	3,844	2,480	7,592	5,158

Total net sales	$407,277	$373,823	$833,739	$748,181

Other revenue consists primarily of shipping and handling revenue related to e-commerce, gift card breakage, and royalties from the Development Agreement.

3. Earnings Per Share

The weighted-average shares used to calculate basic and diluted earnings per share (“EPS”) have been retrospectively adjusted to reflect the Reorganization that occurred on May 12, 2010 (see Note 1).

Basic EPS data is based on weighted average common shares outstanding during the period. Diluted EPS data is based on weighted average common shares outstanding, including the effect of potentially dilutive common shares.

	Thirteen Weeks Ended July 31, 2010			Thirteen Weeks Ended August 1, 2009
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic EPS	$22,114	88,254	$0.25	$(6,756)	74,387	$(0.09)
Effect of dilutive securities:
Restricted stock and restricted stock units	—	440	—	—	—	—

Diluted EPS	$22,114	88,694	$0.25	$(6,756)	74,387	$(0.09)

	Twenty-Six Weeks Ended July 31, 2010			Twenty-Six Weeks Ended August 1, 2009
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic EPS	$52,675	82,362	$0.64	$843	74,175	$0.01
Effect of dilutive securities:
Non-vested shares and restricted stock	—	1,056	(0.01)	—	—	—

Diluted EPS	$52,675	83,418	$0.63	$843	74,175	$0.01

Stock options to purchase 1,305 shares of common stock were excluded from the computation of diluted EPS for the thirteen weeks and twenty-six weeks ended July 31, 2010 as the options would be anti-dilutive. In addition, 3,251 restricted shares were excluded from the computation of diluted EPS for the thirteen weeks and twenty-six weeks ended August 1, 2009.

4. Fair Value of Financial Assets and Liabilities

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Assets and liabilities measured at fair value are classified using the following hierarchy, which is based upon the transparency of inputs to the valuation as of the measurement date.

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

The Company incorporates credit valuation adjustments (“CVAs”) to appropriately reflect its non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements, where appropriate. Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the CVAs associated with its derivative utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparty. However, as of July 31, 2010 and January 30, 2010, the Company assessed the significance of the impact of CVAs on the overall valuation of its derivative position and determined that the CVAs are not significant to the overall valuation of its derivative. As a result, the Company has determined that its derivative valuation, in its entirety, should be classified in Level 2 of the fair value hierarchy.

The following table presents the Company's assets and liabilities measured at fair value on a recurring basis as of July 31, 2010 and January 30, 2010, respectively, aggregated by level in the fair value hierarchy within which those measurements fall.

	July 31, 2010
	Fair Value Measurements at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets/(Liabilities):
Treasury securities	$66,834	$—	$—	$66,834
Interest rate swap	$—	$(62)	$—	$(62)

	January 30, 2010
	Fair Value Measurements at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets/(Liabilities):
Treasury securities	$216,782	$—	$—	$216,782
Interest rate swap	$—	$(1,968)	$—	$(1,968)

The carrying amounts reflected on the Consolidated Balance Sheets for cash, cash equivalents, receivables, prepaid expenses, and payables approximated their fair values as of July 31, 2010 and January 30, 2010.

5. Leased Facilities and Commitments

On October 5, 2009, the Company and Limited Brands, Inc. (“LBI”) entered into a lease agreement (“Lease”) for the corporate home office and distribution center office space in Columbus, Ohio. The Lease is for a 75-month period that commenced February 1, 2010, expires April 30, 2016, and requires annual minimum rent payments of approximately $1,284 for the first five years and $1,413 thereafter, plus operating expenses. The Lease contains a renewal option for one period of five years by written notice 365 days prior to the expiration of the initial 75-month lease term, and also contains a construction allowance of $8,000.

On April 28, 2008, the Company issued an irrevocable standby letter of credit to LBI for $34,170 (“LBI stand-by LC”), which relates to certain pre-existing store leases guaranteed by LBI that could not be assigned to the Company at or subsequent to the purchase of the Company by GGC (“GGC Acquisition”). LBI can draw from the LBI stand-by LC if the Company defaults on any payment related to the guaranteed leases. The amount of the LBI stand-by LC is reduced as the guaranteed lease payments decrease over time. The LBI stand-by LC expires on September 30, 2010. The LBI stand-by LC outstanding balance was $1,791 and $6,353 as of July 31, 2010 and January 30, 2010, respectively.

6. Intangible Assets

The significant components of intangible assets are as follows:

	July 31, 2010		January 30, 2010
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Tradename	$196,144	$—	$196,144	$—
Internet domain name/other	1,270	—	1,270	—
Net favorable lease obligations	19,750	(13,088)	19,750	(11,262)
Credit card relationships & customer lists	4,766	(4,093)	4,766	(3,868)

	$221,930	$(17,181)	$221,930	$(15,130)

The Company’s tradename and internet domain name/other have indefinite lives. Net favorable lease obligations, credit card relationships, and customer lists have finite lives that are amortized over a period of up to seven years, four years, and two years, respectively, and are included in other assets on the Consolidated Balance Sheets. Amortization expense totaled $1,017 and $2,051 during the thirteen weeks and twenty-six weeks ended July 31, 2010, respectively; and $1,259 and $2,526 during the thirteen weeks and twenty-six weeks ended August 1, 2009, respectively.

7. Related Party Transactions

Transactions with LBI

The Company incurred charges from LBI for various transaction services that are included in general, administrative, and store operating expenses and for merchandising sourcing that are included in cost of goods sold, buying and occupancy costs as merchandise is sold, in the Consolidated Statements of Income, as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Transaction Services	$14,361	$16,489	$30,542	$32,506
Merchandise Sourcing	$104,067	$118,401	$190,901	$207,460

The Company’s outstanding liability related to transaction services and merchandise sourcing provided by LBI, included in accounts payable and accrued expenses – related parties on the Consolidated Balance Sheets, was as follows:

	July 31, 2010	January 30, 2010
Transaction Services	$9,480	$10,881
Merchandise Sourcing	$77,279	$63,643

Furthermore, under the Limited Liability Company Agreement of Parent (“LLC Agreement”), LBI was entitled to receive a cash payment (at the same time payments were made under the GGC Advisory Agreement (“Advisory Agreement”)) equal to the product of (i) the amount of the fees actually paid in cash under the Advisory Agreement and (ii) the quotient of the number of units held by LBI over the number of units held by GGC at the time of payment of such Advisory Agreement fees. Effective May 12, 2010, the LLC Agreement, including the advisory arrangement with LBI, was terminated in connection with the Company’s conversion to a corporation and IPO. As a result of terminating the LLC Agreement, the Company paid LBI a one-time termination fee of $3,333.

The Company incurred the following charges from LBI related to advisory fees and the termination of the LLC Agreement. These charges are included in other operating expense, net, in the Consolidated Statements of Income:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
LBI LLC Agreement Fee	$3,401	$417	$4,156	$774

As a result of the termination of the LLC Agreement, the Company no longer has a financial obligation to LBI as of July 31, 2010. The Company’s outstanding liability related to the LBI LLC Agreement fee, included in accounts payable and accrued expenses – related parties on the Consolidated Balance Sheets, was $4,688 as of January 30, 2010.

Transactions with GGC

In connection with the GGC Acquisition, the Company entered into the Advisory Agreement with GGC that was originally scheduled to expire in July of 2017. In exchange for on-going consulting and management advisory services provided by GGC, the Company paid GGC an annual management fee equal to the greater of (i) $2,000 per fiscal year or (ii) 3% of adjusted EBITDA of Holding. Additionally, the Company reimbursed GGC for reasonable out-of-pocket expenses incurred as a result of providing on-going advisory services. Effective May 12, 2010, the Advisory Agreement was terminated in connection with the Company’s conversion to a corporation and IPO. As a result of terminating the Advisory Agreement, the Company paid GGC a one-time termination fee of $10,000.

The Company incurred the following charges from GGC related to advisory fees and out-of-pocket expenses and the termination of the Advisory Agreement. These charges are included in other operating expense, net in the Consolidated Statements of Income:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Advisory fees and out-of-pocket expenses	$10,477	$1,252	$12,752	$2,444

As a result of the termination of the Advisory Agreement, the Company no longer has a financial obligation to GGC as of July 31, 2010. The Company’s outstanding liability related to the GGC Advisory Agreement, included in accounts payable and accrued expenses – related parties on the Consolidated Balance Sheets, was $7,128 as of January 30, 2010.

Transactions with Other GGC Affiliates

The Company also transacts with affiliates of GGC for software license purchases, consulting and software maintenance services, and e-commerce warehouse and fulfillment services. The Company incurred the following charges, included in general, administrative, and store operating expenses in the Consolidated Statements of Income:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Software licenses and maintenance and consulting	$161	$62	226	$179
E-commerce warehouse and fulfillment	$1,544	$3,506	$5,162	$6,874

On March 25, 2010, the Company elected to prepay its e-commerce service provider, a GGC affiliate, $10,240 for services from April 2010 through January 2011 in exchange for a discount on those services. This prepaid amount is expensed as services are rendered. The Company recognized expense related to the prepaid e-commerce warehouse and fulfillment services of $3,036 and $4,007 for the thirteen and twenty-six weeks ended July 31, 2010, respectively.

The prepaid balance related to this GGC affiliate was $6,233 and $0 as of July 31, 2010 and January 30, 2010, respectively.

The Company’s outstanding liability to other GGC affiliates, included in accounts payable and accrued expenses -related parties on the Consolidated Balance Sheets, was $349 and $3,491 as of July 31, 2010 and January 30, 2010, respectively.

In December 2009, the Company began providing real estate services to multiple GGC affiliates. Income recognized for these services during the thirteen week and twenty-six weeks ended July 31, 2010 was nominal, and no income was recognized during the thirteen week and twenty-six weeks ended August 1, 2009.

An affiliate of GGC owns $50,000 in face value of the Senior Notes issued on March 5, 2010. Interest expense incurred on the Senior Notes attributable to GGC affiliates was $1,168 and $1,912 during the thirteen weeks and twenty-six weeks ended July 31, 2010. There was no interest on the Senior Notes in 2009.

8. Income Taxes

Prior to May 2, 2010, the Company was a partnership for federal income tax purposes, and therefore had not been subject to federal and state income tax (subject to exception in a limited number of state and local jurisdictions).

On May 12, 2010, the Company elected to be treated as a corporation under Subchapter C of Chapter 1 of the United States Internal Revenue Code, effective May 2, 2010. The Company, therefore, is subject to federal and state tax expense beginning May 2, 2010.

The Reorganization, for tax purposes, was deemed a contribution by Parent of its assets and liabilities to the Company, followed by the liquidation of Parent. The Reorganization resulted in a taxable gain to Parent. Except in those few jurisdictions where Parent is taxed directly, the taxable gain flowed through to the members due to Parent's partnership tax treatment. The taxable gain correspondingly increased the tax basis in the assets acquired by the Company in the Reorganization. As a result of the Reorganization, the Company recorded a net deferred tax asset of $32,389, a current tax payable of $582, and one-time non-cash tax benefit of $31,807.

As part of the Reorganization, EIC and the management holding companies merged with and into the Company on May 12, 2010, resulting in a non-cash capital contribution of $823 relating to certain tax assets it received. As a result of the merger, the Company recorded a deferred tax asset of $1,110, a valuation allowance of $143, and a liability for uncertain tax positions of $144.

Parent will file tax returns as a partnership for the period from January 31, 2010 to May 1, 2010. The Company will file tax returns as a corporation for the period from May 2, 2010 to January 29, 2011. The Company’s provisions for income taxes for interim reporting periods are based on estimates of the effective tax rate for each of the periods described. The computation of the effective tax rate includes a forecast of the Company’s estimated ordinary income (loss), which is the annual income (loss) from operations before income tax, excluding unusual or infrequently occurring (or discrete) items. Significant management judgment is required in projecting ordinary income (loss) in order to determine the Company’s estimated effective tax rate. The effective tax rate, excluding items recorded discretely for the thirteen weeks ended July 31, 2010, was 41.4% compared to (5.9%) for the thirteen weeks ended August 1, 2009. The difference is a result of the Company being taxed as a corporation rather than a partnership. Of the states that taxed the Company prior to the Reorganization, two of them are based on a modified gross profit tax, and therefore, even though the Company was in a loss position for the three months ended August 1, 2009, it reported tax expense.

The Company recorded a valuation allowance against the deferred tax assets arising from a capital loss carry-forward. A portion of these capital loss carry-forwards begin expiring in 2013. As of July 31, 2010, the valuation allowance totaled $143. No valuation allowances, other than those arising from the capital loss carry-forward mentioned above, have been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future.

The Company evaluates tax positions using a more-likely-than-not recognition criterion. The Company recorded a liability for uncertain tax positions of $144 as of July 31, 2010. There was no liability for uncertain tax positions as of January 30, 2010. The Company believes the increase or decrease in the liability for uncertain tax positions will not be significant within the next twelve months, however changes could result from examinations, the expiration of statutes of limitation, or other circumstances.

The Company is currently not under examination by the Internal Revenue Service or state income taxing authorities.

9. Debt

Long-term debt consisted of the following as of July 31, 2010:

Holding Term Loan	$121,250
8.75% $250,000 Senior Notes	250,000
Debt discount on Senior Notes	(3,377)

Total debt	367,873
Short term portion of debt	1,250

Total long-term debt	$366,623

As of July 31, 2010, there were no borrowings outstanding and approximately $162,010 available under the Company’s $200,000 secured asset-based loan revolving credit facility (the “Credit Facility”).

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

Prior to March 1, 2013, a portion of the Senior Notes may be redeemed at 108.75% of the principal amount plus accrued and unpaid interest with the net proceeds of certain equity offerings. At any time prior to March 1, 2014, the Senior Notes may be redeemed in part or in full at a redemption price equal to 100% of the principal amount, plus a make-whole premium calculated in accordance with the indenture governing the Senior Notes and accrued and unpaid interest. On or after March 1, 2014, the Senior Notes may be redeemed in part or in full at the following percentages of the outstanding principal amount prepaid: 104.375% prior to March 1, 2015; 102.188% on or after March 1, 2015, but prior to March 1, 2016; and 100% on or after March 1, 2016.

The indenture governing the Senior Notes contains customary covenants and restrictions on the activities of Express, EFC, and Express’ restricted subsidiaries, including, but not limited to, the incurrence of additional indebtedness; payment of dividends or distributions in respect of capital stock or certain other restricted payments or investments; entrance into agreements that restrict distributions from restricted subsidiaries; the sale or disposal of assets, including capital stock of restricted subsidiaries; transactions with affiliates; the incurrence of liens; and mergers, consolidations, or the sale of substantially all the Company’s assets. The covenants in the Senior Notes indenture are subject to certain thresholds and exceptions described in the Senior Notes indenture, including exceptions that permit Express, EFC, and Express’ restricted subsidiaries to enter into affiliate transactions with, and to make restricted payments to, GGC and LBI, under certain circumstances specified in the Senior Notes indenture. Certain of these covenants will be suspended if the Senior Notes are assigned an investment grade rating by both Standard & Poor’s Rating Services (“S&P”) and Moody’s Investor Service, Inc. (“Moody’s”) and no default has occurred or is continuing. If either rating on the Senior Notes should subsequently decline to below investment grade, the suspended covenants will be reinstated. The Senior Notes are general unsecured obligations of Express and EFC and rank equally in right of payment with all existing and future senior indebtedness of Express and EFC. The Senior Notes are unconditionally guaranteed by the Company and all of the domestic subsidiaries of Express, other than immaterial subsidiaries.

In connection with the issuance of the Senior Notes, the Company entered into a registration rights agreement (“Registration Rights Agreement”) which requires the use of commercially reasonable efforts to register notes having substantially identical terms as the Senior Notes with the SEC prior to March 5, 2011. In the event that a registration default (“Registration Default”) occurs (as defined in the Registration Rights Agreement), then additional interest on the Senior Notes in an amount equal to 0.25% per annum during the first 90-day period immediately following the occurrence of the first Registration Default will be required. The additional interest will increase by 0.25% per annum for each subsequent 90-day period until all Registration Defaults have been cured, up to a maximum amount of 1.0% per annum. On August 26, 2010, the Company’s Registration Statement on Form S-4 (333-168571) that registered the Senior Notes was declared effective by the SEC, and on August 27, 2010, the exchange offer was launched. The terms of the exchange notes were substantially identical to those of the unregistered Senior Notes.

Amendments to Debt Arrangements

In February 2010, in anticipation of issuing the Senior Notes due March 1, 2018, the Company amended its respective debt arrangements as follows:

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

The $300,000 Topco Term Loan (“Topco Term Loan”) consisting of a $150,000 Topco Term B Loan (“Topco Term B Loan “) and a $150,000 Topco Term C Loan (“Topco Term C Loan”) was amended to permit the issuance of up to $250,000 of aggregate principal amount of Senior Notes and required the prepayment of the Topco Term C Loan at 102% with the proceeds from the Senior Notes.

In connection with these amendments $1,756 was capitalized as additional debt issuance costs within other assets on the Consolidated Balance Sheets and will be amortized over the remaining term of the corresponding debt arrangements.

Loss on Extinguishment

In connection with the prepayment of the Topco Term C Loan on March 10, 2010, the Company recognized a loss on extinguishment of debt totaling $7,157. This amount consisted of a $3,000 prepayment penalty, the write-off of $2,523 of unamortized discount, and the write-off of $1,634 of unamortized debt issuance costs. The loss on extinguishment of debt was recorded as interest expense in the Consolidated Statements of Income. The write-offs of unamortized discount and unamortized debt issuance costs represent a non-cash adjustment to reconcile net income to net cash provided by operating activities within the Consolidated Statements of Cash Flows.

On May 18, 2010, net proceeds from the IPO were used to prepay $164,881 related to the Topco Term B Loan (including principal, interest, and prepayment penalty). Of the $164,881 used to prepay the Topco Term B Loan, $58,304 of principal, $2,083 of interest, and $3,498 of the prepayment penalty was paid to a GGC affiliate. In connection with the prepayment of the Topco Term B Loan on May 18, 2010, the Company recognized a loss on extinguishment of debt totaling $13,624. This amount consisted of a $9,000 prepayment penalty, the write off of $2,486 of unamortized discount, and the write off of $2,138 of unamortized debt issuance costs. The loss on extinguishment of debt was recorded as interest expense in the Consolidated Statements of Income. The write-offs of the unamortized discount and unamortized debt issuance costs represent a non-cash adjustment to reconcile net income to net cash provided by operating activities within the Consolidated Statements of Cash Flows.

Fair Value of Debt

The fair value of the Company’s debt was estimated using quoted market prices for similar debt issues. As of July 31, 2010, the estimated fair value of the Holding Term Loan was $126,212, and the estimated fair value of the Senior Notes approximated net book value.

Letters of Credit

The Company periodically enters into various trade letters of credit (“trade LCs”) in favor of certain vendors to secure merchandise. These trade LCs are issued for a defined period of time, for specific shipments, and generally expire three weeks after the merchandise shipment date. As of July 31, 2010 and January 30, 2010, there were no outstanding trade LCs. Additionally, the Company enters into stand-by letters of credit (“stand-by LCs”) on an as-need basis to secure merchandise and fund other general and administrative costs. As of July 31, 2010 and January 30, 2010, outstanding stand-by LCs, including the LBI stand-by LC, totaled $8,098 and $8,160, respectively.

10. Derivative Instrument

Effective July 6, 2007, the Company entered into a receive variable/pay fixed interest rate swap agreement to mitigate exposure to interest rate fluctuations on a notional amount of $75,000 of the Company’s $125,000 variable-rate Holding Term Loan. The Company did not seek cash flow hedge accounting, and therefore, records the impact of the change in fair market value of the swap in other income, net in the Consolidated Statements of Income. The effect of the derivative instrument on other income, net in the Consolidated Statements of Income was $942 and $466 for the thirteen weeks ended July 31, 2010 and August 1, 2009, respectively, both a reduction of expense, and $1,906 and $910 for the twenty-six weeks ended July 31, 2010 and August 1, 2009, respectively, also reductions in expense. The fair value of the interest rate swap was $62 and $1,968 as of July 31, 2010 and January 30, 2010, respectively, and is recorded in accrued expenses on the Consolidated Balance Sheets. The interest rate swap agreement terminated on August 6, 2010.

11. Stockholders’ Equity

On February 9, 2010, management promissory notes totaling $5,633 were repaid in full by each member of management.

On February 16, 2010, the Company initially filed its Registration Statement with the SEC. The Registration Statement became effective on May 12, 2010, and the IPO closed on May 18, 2010. As part of the IPO, the Company sold 10,500 shares of newly-issued common stock, raising net proceeds of approximately $160,083, after deducting the underwriting discount and costs incurred related to the IPO.

In conjunction with the Reorganization described in Note 1, the Company’s certificate of incorporation authorized 500,000 shares of common stock and 10,000 shares of preferred stock. No preferred stock was issued or outstanding as of July 31, 2010. Further, the Company became taxed as a corporation rather than as a partnership. In accordance with Staff Accounting Bulletin Topic 4B, the Company reclassified $87,216 in undistributed losses through May 12, 2010 to additional paid-in-capital. In addition, as a result of the merger of EIC and the management holding companies into the Company, the Company recorded a non-cash capital contribution of $823 related to certain tax assets it received.

12. Share-Based Compensation

The Company recognized share-based compensation expense of $2,007 and $3,570 for the thirteen weeks and twenty-six weeks ended July 31, 2010, respectively, and $501 and $1,005 for the thirteen weeks and twenty-six weeks ended August 1, 2009, respectively. As of July 31, 2010, there was $11,679 of total unrecognized compensation expense related to equity incentive shares, which is expected to be recognized over a weighted-average period of approximately 3.7 years.

On May 12, 2010 the Company granted 1,322 options to purchase common stock to certain employees. These options had a grant date fair value of $9.22 per share. Compensation cost will be recognized ratably over the four year vesting period. Also on May 12, 2010, in conjunction with the IPO, certain restricted shares became fully vested.

13. Pro forma Information

The pro forma net income applied in computing the pro forma EPS for the thirteen and twenty-six weeks ended July 31, 2010 and the thirteen and twenty-six weeks ended August 1, 2009 is based on the Company’s historical net income as adjusted to reflect the Company’s conversion to a corporation as if it has occurred as of the beginning of the respective periods. In connection with the conversion, effective May 2, 2010, the Company became taxed as a corporation. The Company was previously treated as a partnership for tax purposes, and therefore generally not subject to income tax. The pro forma net income includes adjustments for income tax expense as if the Company had been a corporation at an assumed combined federal, state, and local income tax rate of 40.9% for the first thirteen weeks of 2010 and 38.7% for the thirteen and twenty-six weeks ended August 1, 2009.

The pro forma net income eliminates the non-cash deferred tax benefit of $31,807 as a non-recurring item related to the Reorganization (see Note 8).

14. Commitments and Contingencies

Express is named as a defendant in a purported class action lawsuit action alleging various California state labor law violations. The complaint was originally filed on February 18, 2009, and an amended complaint was filed on March 18, 2009. The amended complaint contains six counts: (1) failure to provide required meal breaks to the class members and failure to pay the class members for missed meal breaks, including premium payments required by California law; (2) failure to provide required rest breaks to the class members and failure to pay the class members for missed rest breaks, including premium payments required by California law; (3) failure to pay wages in a timely manner to employees who were terminated or quit; (4) failure to pay overtime or premium payments in a timely manner; (5) failure to provide accurate wage statements; and (6) violations of Section 17200 of the California Business and Professions Code. The Company estimated that the potential exposure for losses related to this lawsuit ranges from approximately $1,900 to $3,400 and has accrued an amount on the Consolidated Balance sheet as of July 31, 2010 to reflect its best estimate of this risk. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material to the Company’s results of operations or financial condition.

The Company is subject to various claims and contingencies related to other lawsuits and pending action arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

15. Guarantor Subsidiaries

On March 5, 2010, Express and EFC (the “Subsidiary Issuers”), both wholly-owned indirect subsidiaries of the Company, issued $250,000 Senior Notes at 8.75%. The Company (“Guarantor”) and certain of the Company’s indirect wholly-owned subsidiaries (“Guarantor Subsidiaries”) have fully and unconditionally guaranteed, on a joint and several basis, the Company’s obligations under the Senior Notes. The following consolidating schedules present the condensed financial information on a combined basis.

EXPRESS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

(Amounts in thousands)

(Unaudited)

	July 31, 2010
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$1,494	$85,438	$—	$—	$—	$86,932
Receivables, net	—	6,617	—	—	—	6,617
Inventories	—	184,255	—	—	—	184,255
Prepaid minimum rent	—	21,287	—	—	—	21,287
Intercompany receivable	—	8,273	17,782	—	(26,055)	—
Other	92	16,091	—	6,342	—	22,525

Total current assets	1,586	321,961	17,782	6,342	(26,055)	321,616

Property and equipment, net	—	211,587	—	—	—	211,587
Tradename/domain name	—	197,414	—	—	—	197,414
Investment in subsidiary	109,101	2,974	—	102,755	(214,830)	—
Deferred tax asset	968	27,979	—	4	—	28,951
Other assets	—	24,624	—	—	—	24,624

Total assets	$111,655	$786,539	$17,782	$109,101	$(240,885)	$784,192

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$85,831	$—	$—	$—	$85,831
Deferred revenue	—	15,937	—	—	—	15,937
Accrued bonus	—	8,579	—	—	—	8,579
Accrued expenses	—	52,457	14,808	—	—	67,265
Accounts payable and accrued expenses—related parties	—	87,182	—	—	—	87,182
Intercompany payable	8,273	17,782	—	—	(26,055)	—

Total current liabilities	8,273	267,768	14,808	—	(26,055)	264,794

Long-term debt	—	366,623	—	—	—	366,623
Other long-term liabilities	145	49,393	—	—	—	49,538

Total liabilities	8,418	683,784	14,808	—	(26,055)	680,955

Commitments and Contingencies (Note 14)

Total stockholders’ equity	103,237	102,755	2,974	109,101	(214,830)	103,237

Total liabilities and stockholders’ equity	$111,655	$786,539	$17,782	$109,101	$(240,885)	$784,192

15. Guarantor Subsidiaries (continued)

EXPRESS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

(Amounts in thousands)

(Unaudited)

	January 30, 2010
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$192	$234,212	$—	$—	$—	$234,404
Receivables, net	—	4,377	—	—	—	4,377
Inventories	—	171,704	—	—	—	171,704
Prepaid minimum rent	—	20,874	—	—	—	20,874
Intercompany receivable	—	856	23,972	—	(24,828)	—
Other	879	4,410	—	—	—	5,289

Total current assets	1,071	436,433	23,972	—	(24,828)	436,648

Property and equipment, net	—	215,237	—	—	—	215,237
Tradename/domain name	—	197,414	—	—	—	197,414
Investment in subsidiary	141,281	2,831	—	448,030	(592,142)	—
Other assets	—	16,962	—	3,293	—	20,255

Total assets	$142,352	$868,877	$23,972	$451,323	$(616,970)	$869,554

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$61,093	$—	$—	$—	$61,093
Deferred revenue	—	22,247	—	—	—	22,247
Accrued bonus	—	22,541	—	—	—	22,541
Accrued expenses	43	37,234	21,141	15,158	—	73,576
Accounts payable and accrued expenses—related parties	—	89,831	—	—	—	89,831
Intercompany payable	856	23,972	—	—	(24,828)	—

Total current liabilities	899	256,918	21,141	15,158	(24,828)	269,288

Long-term debt	—	120,629	—	294,884	—	415,513
Other long-term liabilities	—	43,300	—	—	—	43,300

Total liabilities	899	420,847	21,141	310,042	(24,828)	728,101

Commitments and Contingencies (Note 15)

Total stockholders’ equity	141,453	448,030	2,831	141,281	(592,142)	141,453

Total liabilities and stockholders’ equity	$142,352	$868,877	$23,972	$451,323	$(616,970)	$869,554

15. Guarantor Subsidiaries (continued)

EXPRESS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Amounts in thousands)

(Unaudited)

	Thirteen Weeks Ended July 31, 2010
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$407,277	$—	$—	$—	$407,277
Cost of goods sold, buying and occupancy costs	—	277,260	—	—	—	277,260

Gross profit	—	130,017	—	—	—	130,017
General, administrative, and store operating expenses	665	110,378	(65)	(42)	—	110,936
Other operating expense, net	—	14,028	—	3	—	14,031

Operating income (loss)	(665)	5,611	65	39	—	5,050
Interest expense	—	8,781	—	14,568	—	23,349
(Income) loss in subsidiary	(22,678)	(65)	—	(31,309)	54,052	—
Other income, net	—	(1,475)	—	—	—	(1,475)

Income (loss) before income taxes	22,013	(1,630)	65	16,780	(54,052)	(16,824)
Income tax expense (benefit)	(101)	(32,939)	—	(5,898)	—	(38,938)

Net income (loss)	$22,114	$31,309	$65	$22,678	$(54,052)	$22,114

EXPRESS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Amounts in thousands)

(Unaudited)

	Thirteen Weeks Ended August 1, 2009
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$373,823	$—	$—	$—	$373,823
Cost of goods sold, buying and occupancy costs	—	271,024	—	—	—	271,024

Gross profit	—	102,799	—	—	—	102,799
General, administrative, and store operating expenses	—	94,771	(55)	—	—	94,716
Other operating expense, net	—	1,827	—	—	—	1,827

Operating income	—	6,201	55	—	—	6,256
Interest expense	—	2,384	—	10,814	—	13,198
(Income) loss in subsidiary	6,756	(55)	—	(4,008)	(2,693)	—
Other income, net	—	(565)	—	—	—	(565)

Income (loss) before income taxes	(6,756)	4,437	55	(6,806)	2.693	(6,377)
Income tax expense (benefit)	—	429	—	(50)	—	379

Net income (loss)	$(6,756)	$4,008	$55	$(6,756)	$2,693	$(6,756)

15. Guarantor Subsidiaries (continued)

EXPRESS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Amounts in thousands)

(Unaudited)

	Twenty-Six Weeks Ended July 31, 2010
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$833,739	$—	$—	$—	$833,739
Cost of goods sold, buying and occupancy costs	—	546,516	—	—	—	546,516

Gross profit	—	287,223	—	—	—	287,223
General, administrative, and store operating expenses	2,140	211,872	(143)	(23)	—	213,846
Other operating expense, net	—	17,042	—	3	—	17,045

Operating income (loss)	(2,140)	58,309	143	20	—	56,332
Interest expense	—	15,145	—	28,984	—	44,129
(Income) loss in subsidiary	(54,714)	(143)	—	(77,675)	132,532	—
Other income, net	—	(1,917)	—	—	—	(1,917)

Income (loss) before income taxes	52,574	45,224	143	48,711	(132,532)	14,120
Income tax expense (benefit)	(101)	(32,451)	—	(6,003)	—	(38,555)

Net income (loss)	$52,675	$77,675	$143	$54,714	$(132,532)	$52,675

EXPRESS, INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Amounts in thousands) (Unaudited)

	Twenty-Six Weeks Ended August 1, 2009
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$748,181	$—	$—	$—	$748,181
Cost of goods sold, buying and occupancy costs	—	533,298	—	—	—	533,298

Gross profit	—	214,883	—	—	—	214,883
General, administrative, and store operating expenses	19	184,323	(125)	23	—	184,240
Other operating expense, net	—	3,444	—	—	—	3,444

Operating income (loss)	(19)	27,116	125	(23)	—	27,199
Interest expense	—	5,106	—	21,741	—	26,847
(Income) loss in subsidiary	(862)	(125)	—	(22,480)	23,467	—
Other income, net	—	(1,084)	—	—	—	(1,084)

Income (loss) before income taxes	843	23,219	125	716	(23,467)	1,436
Income tax expense (benefit)	—	739	—	(146)	—	593

Net income (loss)	$843	$22,480	$125	$862	$(23,467)	$843

15. Guarantor Subsidiaries (continued)

EXPRESS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Twenty-Six Weeks Ended July 31, 2010
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Operating Activities
Net cash provided by (used in) operating activities	$5,805	$71,479	$—	$(35,495)	$—	$41,789

Investing Activities
Capital expenditures	—	(28,181)	—	—	—	(28,181)
Investment in subsidiary	(170,535)	—	—	(5,633)	176,168	—
Dividends received	261,000	—	—	432,153	(693,153)	—

Net cash provided by (used in) investing activities	90,465	(28,181)	—	426,520	(516,985)	(28,181)

Financing Activities
Borrowings under Senior Notes	—	246,498	—	—	—	246,498
Net proceeds from equity offering	166,898	—	—	—	—	166,898
Repayments of long-term debt arrangements	—	(625)	—	(300,000)	—	(300,625)
Costs incurred in connection with debt arrangements and Senior Notes	—	(11,426)	—	(560)	—	(11,986)
Costs incurred in connection with equity offering	(6,498)	—	—	—	—	(6,498)
Equity contributions	5,633	—	—	170,535	(176,168)	—
Repayment of notes receivable	—	5,633	—	—	—	5,633
Distributions	(261,000)	(432,153)	—	(261,000)	693,153	(261,000)

Net cash provided by (used in) financing activities	(94,967)	(192,073)	—	(391,025)	516,985	(161,080)

Net increase (decrease) in cash and cash equivalents	1,303	(148,775)	—	—	—	(147,472)
Cash and cash equivalents, beginning of period	192	234,212	—	—	—	234,404

Cash and cash equivalents, end of period	$1,495	$85,437	$—	$—	$—	$86,932

EXPRESS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Twenty-Six Weeks Ended August 1, 2009
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Operating Activities
Net cash provided by (used in) operating activities	$—	$71,553	$—	$(31,354)	$—	40,199

Investing Activities
Capital expenditures	—	(16,678)	—	—	—	(16,678)
Dividends received	—	—	—	31,354	(31,354)	—

Net cash provided by (used in) investing activities	—	(16,678)	—	31,354	(31,354)	(16,678)

Financing Activities
Repayments of short term debt arrangements	—	(75,000)	—	—	—	(75,000)
Repayments of long term debt arrangements	—	(625)	—	—	—	(625)
Distributions	—	(31,354)	—	—	31,354	—

Net cash provided by (used in) financing activities	—	(106,979)	—	—	31,354	(75,625)

Net decrease in cash and cash equivalents	—	(52,104)	—	—	—	(52,104)
Cash and cash equivalents, beginning of period	192	175,923	—	—	—	176,115

Cash and cash equivalents, end of period	$192	$123,819	$—	$—	$—	$124,011

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Registration Statement on Form S-1 (File No. 333-164906), which became effective on May 12, 2010, and our unaudited consolidated financial statements and the related notes included in Item 1 of this Quarterly Report. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors. See “Forward-Looking Statements.”

Overview

Our fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. All references herein to “2010” and “2009” represent the 52-week periods ended January 29, 2011 and January 30, 2010, respectively. All references herein to the “second quarter of 2010” and the “second quarter of 2009” represent the thirteen weeks ended July 31, 2010 and August 1, 2009, respectively.

Express is the sixth largest specialty retail brand of women’s and men’s apparel in the United States with 30 years of experience offering a distinct combination of fashion and quality for multiple lifestyle occasions at an attractive value, addressing fashion needs across work, casual, jeanswear, and going-out occasions. We currently operate 577 retail stores, located primarily in high-traffic shopping malls, lifestyle centers, and street locations across the United States and in Puerto Rico, and also distribute products through our e-commerce website, express.com.

In the second quarter of 2010, we experienced a 6% increase in comparable store sales, a 60% increase in e-commerce merchandise sales, and a 26% increase in gross profit compared to the comparable period of 2009. Strong response to our offerings across categories drove increased regular price sell-through in all channels of distribution. We believe this is a result of our re-designed go-to market strategy, which includes an extensive testing program, along with outstanding execution of our key growth strategies. Our new stores are also performing at expectations.

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

Net Sales. Net sales reflects revenues from the sale of our merchandise, less returns and discounts, as well as shipping and handling revenue related to e-commerce, gift card breakage, and royalties from our international Development Agreement.

Comparable Store Sales and Other Individual Store Performance Factors. Comparable store sales are calculated based upon stores that were open at least thirteen full months as of the end of the reporting period. A store is not considered a part of the comparable store sales base if the square footage of the store changed by more than 20% due to remodel or relocation activities. As we continue to increase our store count, we expect that non-comparable store sales will begin to contribute more to our total net sales than they currently do. We also review sales per gross square foot, average unit retail, units per transaction, dollars per transaction, traffic, and conversion, among other things, in order to evaluate the performance of individual stores. In addition, we review sales per gross square foot on a company-wide basis.

Gross Profit. Gross profit is equal to net sales minus cost of goods sold, buying and occupancy costs. Gross margin measures gross profit as a percentage of net sales. Cost of goods sold, buying and occupancy costs includes the direct cost of purchased merchandise, inventory shrinkage, inventory adjustments, inbound freight to our distribution center, outbound freight costs to get merchandise from our distribution center to stores, merchandising, design, planning and allocation, and manufacturing/production costs, occupancy costs related to store operations, such as rent and common area maintenance, utilities, and depreciation on assets, and all logistics costs associated with our e-commerce business.

Our cost of goods sold, buying and occupancy costs increase in higher volume quarters because these expenses are directly tied to sales. Buying and occupancy costs are largely fixed and do not necessarily increase as volume increases. Changes in the mix of our products, such as changes in the proportion of accessories, which are higher margin, may also impact the overall cost of goods sold, buying and occupancy costs. We review our inventory levels on an ongoing basis in order to identify slow-moving merchandise and generally use markdowns to clear such merchandise. The timing and level of markdowns are driven primarily by seasonality and customer acceptance of our merchandise. We use a third party vendor to dispose of marked-out-of-stock merchandise which, in turn, is sold to third party discounters. The primary drivers of the costs of individual goods are the raw materials, labor in the countries where our merchandise is sourced, and logistics costs associated with transporting our merchandise.

General, Administrative, and Store Operating Expenses. General, administrative, and store operating expenses include all operating costs not included in cost of goods sold, buying and occupancy costs, with the exception of costs such as advisory fees, proceeds received from insurance claims, and gain/loss on disposal of assets, which are included in other operating expense, net. These costs include payroll and other expenses related to operations at our home office, store expenses other than occupancy, and marketing expenses, which primarily includes production, mailing, and print advertising costs. With the exception of store payroll and marketing, these expenses generally do not vary proportionally with net sales. As a result, general, administrative, and store operating expenses as a percentage of net sales is usually higher in lower volume quarters and lower in higher volume quarters.

Other Operating Expense, Net. Other operating expense, net includes advisory fees paid to GGC and LBI under the terms of the Advisory Agreement and LLC Agreement, respectively, proceeds received from insurance claims, and gain/loss on disposal of assets. Changes in other operating expense, net relate primarily to changes in fees related to our Advisory Agreement with GGC and LLC Agreement with LBI. As part of our IPO and Reorganization, the Advisory Agreement and LLC Agreement were terminated effective May 12, 2010, and, therefore, the costs related to these agreements have been eliminated subsequent to our IPO.

Results of Operations

The Second Quarter of 2010 Compared to the Second Quarter of 2009

The table below sets forth the various line items in the Consolidated Statements of Income as a percentage of net sales for the second quarter of 2010 and the second quarter of 2009, as well as the percentage increase/(decrease) of each category in the second quarter of 2010 as compared to the second quarter of 2009. Due to seasonal variations in the retail industry, the results of operations for any current period are not necessarily indicative of the results expected for the full year or of future financial results. The seasonality of our operations may also lead to significant fluctuations in certain asset and liability accounts.

	Percentage of Net Sales Thirteen Weeks Ended
	July 31, 2010	August 1, 2009
Net sales	100%	100%
Cost of goods sold, buying and occupancy costs	68%	73%
Gross profit	32%	27%
General, administrative, and store operating expenses	27%	25%
Other operating expense, net	3%	—%
Operating income	1%	2%
Interest expense	6%	4%
Other income, net	—%	—%
Loss before income taxes	(4)%	(2)%
Income tax expense (benefit)	(10)%	—%
Net income (loss)	5%	(2)%

Net Sales

	Thirteen Weeks Ended
	July 31, 2010	August 1, 2009
Net sales (in thousands)	$407,277	$373,823
Comparable store sales percentage increase / (decrease) (a)	6%	(12)%
Net sales per average gross square foot (b)	$75.19	$70.44
Total store square footage at end of period (in thousands) (b)	5,007	5,030
Number of:
Stores open at beginning of period	576	580
New stores	2	3
Closed stores	(1)	(3)

Stores open at end of period	577	580

(a)	Comparable store sales are calculated based upon stores that were open at least thirteen full months as of the end of the reporting period. A store with a square footage change of more than 20% is not considered a comparable store for the first year following its reopening.
(b)	Net sales per average gross square foot is determined by dividing net sales (excluding e-commerce sales, shipping and handling revenue, gift card breakage, and royalties) for the period by average gross square feet during the period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.

Net sales increased from $373.8 million in the second quarter of 2009 to $407.3 million in the second quarter of 2010, a 9% increase. Comparable store sales increased by $20.0 million, or 6%, in the second quarter of 2010 compared to the comparable period in the prior year. The comparable store sales increase was primarily due to an increase in the number of transactions at comparable stores during the period and, to a lesser extent, growth in the average dollars per transaction. Sales growth for the second quarter of 2010 was also attributable to the opening of new stores during the first and second quarters of 2010 and growth in e-commerce sales. Online merchandise sales for the quarter (which are not included in comparable store sales) increased 60% to $27.3 million. Other revenue totaled $3.8 million in the second quarter of 2010, an increase of $1.3 million, compared to other revenue of $2.5 million in the second quarter of 2009, primarily as a result of increased shipping and handling revenue related to the increase in e-commerce merchandise sales.

Gross Profit

The following table shows cost of sales and gross profit in dollars for the stated periods:

	Thirteen Weeks Ended
	July 31, 2010	August 1, 2009
	(in thousands)
Cost of goods sold, buying and occupancy costs	$277,260	$271,024
Gross profit	$130,017	$102,799

The increase in gross profit as a percentage of net sales for the second quarter of 2010 compared to the comparable 2009 period primarily reflected higher full-priced merchandise sales. We believe this is driven by our redesigned go-to-market strategy, which is designed to reduce markdowns and inventory risk through increased product testing, more informed inventory buys, and chasing into proven styles. The remaining increase in gross profit was primarily driven by a $1.7 million reduction in cancellation charges.

General, Administrative, and Store Operating Expenses

The following table shows general, administrative, and store operating expenses in dollars for the stated periods:

	Thirteen Weeks Ended
	July 31, 2010	August 1, 2009
	(in thousands)
General, administrative, and store operating expenses	$110,936	$94,716

The $16.2 million increase in general, administrative, and store operating expenses in the second quarter of 2010 compared to the second quarter of 2009 was driven by a $4.5 million increase in marketing expense as a result of additional investments in brand development and print advertising, a $3.4 million increase in payroll costs associated with additional information technology and e-commerce headcount, stock compensation expense due to accelerated vesting, and higher tax and fringe rate due to the reinstatement of Company contributions to the 401(K) and retirement plans, a $2.1 million increase in professional fees primarily related to public company legal fees and trademark protection, a $1.6 million increase in other IT costs, a $1.0 million increase in credit card fees, and a $0.9 million increase in costs related to the IPO completed on May 18, 2010.

Other Operating Expense, Net

The following table shows other operating expense, net in dollars for the stated periods:

	Thirteen Weeks Ended
	July 31, 2010	August 1, 2009
	(in thousands)
Other operating expense, net	$14,031	$1,827

Changes in other operating expense, net relate primarily to fees paid to GGC under the Advisory Agreement and fees paid to LBI under the LLC Agreement. The $12.2 million increase in the second quarter of 2010 compared to the second quarter of 2009 was due to a $10.0 million fee paid to GGC and a $3.3 million fee paid to LBI to terminate the Advisory Agreement and LLC Agreement, respectively, upon completion of our IPO on May 18, 2010.

Interest Expense

The following table shows interest expense in dollars for the stated periods:

	Thirteen Weeks Ended
	July 31, 2010	August 1, 2009
	(in thousands)
Interest expense	$23,349	$13,198

Interest expense includes various charges, including amortization of debt issuance costs, amortization of debt discount, and prepayment penalties on the early extinguishment of debt. The $10.2 million increase in the second quarter of 2010 compared to the second quarter of 2009 resulted primarily from the $13.6 million loss on extinguishment of debt associated with the Topco Term B Loan early repayment. This increase was offset by lower interest rates on our debt during the second quarter of 2010 compared to the second quarter of 2009 due to the higher interest Topco Term C Loan early repayment using proceeds from the Senior Notes issued in the first quarter of 2010 and the higher interest Topco Term B Loan early repayment using proceeds from the IPO in the second quarter of 2010.

Other Income, Net

The following table shows other income, net in dollars for the stated periods:

	Thirteen Weeks Ended
	July 31, 2010	August 1, 2009
	(in thousands)
Other income, net	$(1,475)	$(565)

Other income, net was primarily composed of changes in the fair market value of our interest rate swap.

Income Tax Expense (Benefit)

The effective income tax rate fluctuated significantly due to a one-time non-cash tax benefit of $31.8 million, which was recorded as a result of the Company becoming subject to taxation as a corporation, effective May 2, 2010, in connection with its conversion to a corporation. The Company was previously treated as a partnership for tax purposes, and therefore generally was not subject to income taxes.

Twenty-Six Weeks Ended July 31, 2010 Compared to Twenty-Six Weeks Ended August 1, 2009

The table below sets forth the various line items in the Consolidated Statements of Income as a percentage of net sales for the twenty-six weeks ended July 31, 2010 and the twenty-six weeks ended August 1, 2009, as well as the percentage increase/(decrease) of each category for the twenty-six weeks ended July 31, 2010 as compared to the twenty-six weeks ended August 1, 2009. Due to seasonal variations in the retail industry, the results of operations for any current period are not necessarily indicative of the results expected for the full year or of future financial results. The seasonality of our operations may also lead to significant fluctuations in certain asset and liability accounts.

	Percentage of Net Sales Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009
Net sales	100%	100%
Cost of goods sold, buying and occupancy costs	66%	71%
Gross profit	34%	29%
General, administrative, and store operating expenses	26%	25%
Other operating expense, net	2%	—%
Operating income	7%	4%
Interest expense	5%	4%
Other income, net	—%	—%
Income before income taxes	2%	—%
Income tax expense (benefit)	(5)%	—%
Net income	6%	—%

Net Sales

	Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009
Net sales (in thousands)	$833,739	$748,181
Comparable store sales percentage increase / (decrease) (a)	9%	(14)%
Net sales per average gross square foot (b)	$154.62	$140.91
Total store square footage at end of period (in thousands) (b)	5,007	5,030
Number of:
Stores open at beginning of period	573	581
New stores	9	4
Closed stores	(5)	(5)

Stores open at end of period	577	580

(a)	Comparable store sales are calculated based upon stores that were open at least thirteen full months as of the end of the reporting period. A store with a square footage change of more than 20% is not considered a comparable store for the first year following its reopening.
(b)	Net sales per average gross square foot is determined by dividing net sales (excluding e-commerce sales, shipping and handling revenue, gift card breakage, and royalties) for the period by average gross square feet during the period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.

Net sales increased from $748.2 million in the twenty-six weeks ended August 1, 2009 to $833.7 million in the twenty-six weeks ended July 31, 2010, an 11% increase. Comparable store sales increased by $60.9 million, or 9%, for the twenty-six weeks ended July 31, 2010 compared to the comparable period in the prior year. The comparable store sales increase was primarily due to an increase in the number of transactions at comparable stores during the period and an increase in the average dollars per transaction. Sales growth for the twenty-six weeks ended July 31, 2010 was also attributable to the opening of new stores during 2010 and growth in e-commerce sales. Online merchandise sales for the twenty-six weeks ended July 31, 2010 (which are not included in comparable store sales) increased 59% to $54.6 million. Other revenue was $7.6 million for the twenty-six weeks ended July 31, 2010, an increase of $2.4 million, compared to other revenue of $5.2 million for the comparable period in 2009, primarily as a result of increased shipping and handling revenue related to the increase in e-commerce merchandise sales.

Gross Profit

The following table shows cost of sales and gross profit in dollars for the stated periods:

	Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009
	(in thousands)
Cost of goods sold, buying and occupancy costs	$546,516	$533,298
Gross profit	$287,223	$214,883

The increase in gross profit as a percentage of net sales for the twenty-six weeks ended July 31, 2010 compared to the comparable 2009 period primarily reflected higher full-priced merchandise sales. We believe this is driven by our redesigned go-to-market strategy, which is designed to reduce markdowns and inventory risk through increased product testing, more informed inventory buys, and chasing into proven styles.

General, Administrative, and Store Operating Expenses

The following table shows general, administrative, and store operating expenses in dollars for the stated periods:

	Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009
	(in thousands)
General, administrative, and store operating expenses	$213,846	$184,240

The $29.6 million increase in general, administrative, and store operating expenses in the twenty-six weeks ended July 31, 2010 compared to the comparable 2009 period was driven by $10.9 million of payroll costs associated with additional information technology and e-commerce headcount, stock compensation expense due to accelerated vesting, and higher tax and fringe rate due to the reinstatement of the company contributions for the 401(K) and retirement plans, $8.5 million of marketing expense as a result of additional investments in brand development and print advertising, and $2.7 million in costs related to the Senior Notes offering completed on March 5, 2010 and the IPO completed on May 18, 2010.

Other Operating Expense, Net

The following table shows other operating expense, net in dollars for the stated periods:

	Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009
	(in thousands)
Other operating expense, net	$17,045	$3,444

Changes in other operating expense, net relate primarily to fees paid to GGC under the Advisory Agreement and fees paid to LBI under the LLC Agreement. The $13.6 million increase for the twenty-six weeks ended July 31, 2010 compared to the comparable period in 2009 was driven by the $10.0 million fee paid to GGC and $3.3 million fee paid to LBI to terminate the Advisory Agreement and LLC Agreement, respectively, upon completion of our IPO on May 18, 2010.

Interest Expense

The following table shows interest expense in dollars for the stated periods:

	Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009
	(in thousands)
Interest expense	$44,129	$26,847

Interest expense includes various charges, including amortization of debt issuance costs, amortization of debt discount, and prepayment penalties on the early extinguishment of debt. The increase of $17.3 million during the twenty-six weeks ended July 31, 2010 compared to the comparable period in 2009 resulted primarily from the $20.8 million loss on extinguishment of debt associated with the Topco Term C Loan and Topco Term B Loan early repayments, and $9.6 million in interest expense on the Senior Notes offering issued on March 5, 2010, partially offset by a decrease in interest expense of $13.5 million due to the higher interest on the Topco Term C Loan and Topco Term B Loan, which were repaid in the first quarter of 2010 and the second quarter of 2010, respectively.

Other Income, Net

The following table shows other income, net in dollars for the stated periods:

	Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009
	(in thousands)
Other income, net	$(1,917)	$(1,084)

Other income, net was primarily composed of changes in the fair market value of our interest rate swap.

Income Tax Expense (Benefit)

The effective income tax rate fluctuated significantly due to a one-time non-cash tax benefit of $31.8 million, which was recorded as a result of the Company becoming subject to taxation as a corporation, effective May 2, 2010, in connection with its conversion to a corporation. The Company was previously treated as a partnership for tax purposes and therefore generally was not subject to income taxes.

EBITDA and Adjusted EBITDA

The following table presents EBITDA and Adjusted EBITDA for the stated periods:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
	(in thousands)
EBITDA	$23,081	$25,078	$90,916	$65,260
Adjusted EBITDA	$45,874	$33,564	$122,186	$78,714

EBITDA and Adjusted EBITDA have been presented in this Quarterly Report and are supplemental measures of financial performance that are not required by, or presented in accordance with GAAP. EBITDA is defined as consolidated net income before depreciation and amortization, interest expense (net), including amortization of debt issuance costs and debt discounts, and provision for income taxes. Adjusted EBITDA is calculated in accordance with our existing credit agreements and is defined as EBITDA adjusted to exclude the items set forth in the table below.

EBITDA is included in this Quarterly Report because it is a key metric used by management to assess our operating performance. Adjusted EBITDA is included in this Quarterly Report because it is a measure by which our lenders evaluate our covenant compliance. The Holding Term Loan contains a leverage ratio covenant and the Credit Facility contains a fixed charge coverage ratio covenant that we must meet if we do not meet the excess availability requirement under the Credit Facility, and both covenants are calculated based on Adjusted EBITDA. Non-compliance with the financial ratio covenants contained in the Holding Term Loan and the Credit Facility could result in the acceleration of our obligations to repay all amounts outstanding under those agreements. The applicable interest rates on the Holding Term Loan and the Credit Facility are also based, in part, on our leverage ratio and excess availability, respectively. In addition, the Holding Term Loan, the Credit Facility and the indenture governing the Senior Notes contain covenants that restrict, subject to certain exceptions, our ability to incur additional indebtedness or make restricted payments, such as dividends, based, in some cases, on our ability to meet leverage ratios or fixed charge coverage ratios. Adjusted EBITDA is a material component of these ratios.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
	(in thousands)
Net income (loss)	$22,114	$(6,756)	$52,675	$843
Depreciation and amortization	16,557	18,356	32,668	37,152
Interest expense, net (a)	23,348	13,099	44,128	26,672
Income tax expense (benefit)	(38,938)	379	(38,555)	593

EBITDA	23,081	25,078	90,916	65,260
Non-cash deductions, losses, charges (b)	3,047	3,647	5,754	4,569
Non-recurring expenses (c)	1,296	1,580	2,090	2,680
Transaction expenses (d)	2,389	533	2,628	1,207
Permitted Advisory Agreement fees and expenses (e)	10,477	1,253	12,752	2,446
Non-cash expense related to equity incentives	2,007	501	3,570	1,004
Other adjustments allowable under our existing credit agreements (f)	3,577	972	4,476	1,548

Adjusted EBITDA	$45,874	$33,564	$122,186	$78,714

(a)	Includes interest income at Express, Inc. and also includes amortization of debt issuance costs, amortization of debt discount, and loss on extinguishment of debt.
(b)	Adjustments made to reflect the net impact of non-cash expense items such as non-cash rent and expense associated with the change in fair value of our interest rate swap.
(c)	Primarily includes expenses related to the development of standalone IT systems in connection with the termination of our transition services agreement with LBI.
(d)	Represents costs incurred related to items such as the issuance of stock, recapitalizations, and incurrence of permitted indebtedness.
(e)	Includes on-going consulting and management services provided by GGC pursuant to the Advisory Agreement entered into in connection with the GGC Acquisition.
(f)	Reflects adjustments permitted under our existing credit agreements, including advisory fees paid to LBI.

Liquidity and Capital Resources

Our business relies on cash flows from operations as our primary source of liquidity. We do, however, have access to additional liquidity, if needed, through borrowings under our existing Credit Facility. Our primary cash needs are for merchandise inventories, payroll, store rent, capital expenditures associated with opening new stores and updating existing stores, and information technology. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable, and other current liabilities. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within a few days of the related sale and have up to 75 days to pay certain merchandise vendors and 45 days to pay the majority of our non-merchandise vendors. In March of 2010, we used the net proceeds from the Senior Notes offering, together with cash on hand of $153.8 million, to prepay our Topco Term C Loan, including the related prepayment penalty and accrued interest and to make a distribution of $230.0 million to our equity holders. In May 2010, we received $166.9 million (excluding underwriting discount) in net proceeds from our IPO. These proceeds were used to prepay our Topco Term B Loan, including the related prepayment penalty and accrued interest. Following these transactions, as of July 31, 2010, we had cash and cash equivalents of approximately $86.9 million and $162.0 million of availability under the Credit Facility. Our working capital is seasonal as a result of building up inventory for the next selling season and, as a result, our cash and cash equivalents during the spring are usually lower when compared to the rest of our fiscal year. Our cash balances generally increase during the summer selling season, and then increase further during the fall and holiday seasons. As our cash balances and inventory increase during the summer, fall, and holiday seasons, our borrowing base under our Credit Facility increases. We believe that cash generated from operations and the availability of borrowings under our Credit Facility or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures, and scheduled debt payments for at least the next twelve months.

Cash Flow Analysis

A summary of operating, investing, and financing activities are shown in the following table:

	Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009
	(in thousands)
Net cash provided by operating activities	$41,789	$40,199
Net cash used in investing activities	(28,181)	(16,678)
Net cash used in financing activities	(161,080)	(75,625)

Net Cash Provided By Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, and the effect of working capital changes. Net cash provided by operating activities was $41.8 million for the twenty-six weeks ended July 31, 2010 compared to $40.2 million for the comparable period of 2009. The $1.6 million increase in cash provided by operating activities was primarily driven by a $51.8 million increase in net income and an $8.8 million non-cash loss related to early extinguishment of debt, offset by $32.4 million non-cash increase in deferred tax assets as a result of the Company being treated as a corporation for tax purposes in connection with its conversion to a corporation and a $24.4 million use of cash related to the change in operating assets and liabilities. The $24.4 million use of cash related to the change in operating assets and liabilities was primarily related to a $16.3 million change in inventory as a result of additional investments in seasonless inventory driven by our “never-out” strategy on key items, a $15.1 million change in accounts payable and accrued expenses-related parties related to the termination of the advisory arrangements with GGC and LBI, a $6.2 million prepayment of certain e-commerce fulfillment services, and a $6.0 million change in tax receivable/payable as a result of the Company being treated as a corporation for tax purposes, offset by a $15.7 million change in accounts payable and accrued expenses primarily related to $9.1 million of accrued Senior Notes interest.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth (new store openings), store maintenance (remodels, conversions to a dual gender format, visual, fixtures, heating, ventilation and air conditioning improvements, and gates), and non-store maintenance (information technology and expenses associated with operations at our home office).

Capital expenditures were $28.2 million during the twenty-six weeks ended July 31, 2010, an $11.5 million increase compared to $16.7 million during the twenty-six weeks ended August 1, 2009. Capital expenditures, gross of landlord allowances, attributed to the opening of new stores, store remodels, and store conversions to a dual gender format totaled $12.6 million during the twenty-six weeks ended July 31, 2010 and $7.7 million during the twenty-six weeks ended August 1, 2009. The remaining capital expenditures in each period relate primarily to investments in store fixtures, heating, ventilation and air conditioning improvements, gates, information technology, and investments in the operations at our home office.

Management expects capital expenditures for 2010 to be approximately $57.0 million to $63.0 million, including landlord allowances, with the increase compared to 2009 resulting primarily from new store openings and the final phase of our information technology transition from LBI, which relates primarily to point-of-sale and customer marketing database investments. Landlord allowances related to 2010 capital expenditures are expected to be approximately $7.0 to $10.0 million. In addition, in 2010 we expect to receive a landlord allowance from LBI in the amount of $8.0 million for home office capital expenditures.

Net Cash Used in Financing Activities

Financing activities consist primarily of borrowings and repayments related to our Holding and Topco Term Loans, our Credit Facility, and our Senior Notes, as well as distributions to our equity holders and fees and expenses paid in connection with our debt arrangements and IPO.

Net cash used by financing activities was $161.1 million during the twenty-six weeks ended July 31, 2010. This use of cash included $261.0 million in distributions to equity holders, including a $31.0 million tax distribution in the second quarter of 2010, repayments of $150.0 million for borrowings under our Topco Term C Loan, repayments of $150.0 million for borrowings under our Topco Term B Loan, and $18.5 million in costs incurred in connection with our debt arrangements and Senior Notes offering and IPO. These uses were offset by net proceeds of $246.5 million (net of original issuance discount) received from the Senior Notes offering and $166.9 million (net of underwriters discount) received from the IPO. This compares to $75.6 million in net cash used by financing activities for the twenty-six weeks ended August 1, 2009. This use of cash was primarily related to the repayment of $75.0 million borrowed under our Credit Facility.

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

On February 5, 2010, Holding and Express entered into an amendment to the Credit Facility that became effective March 5, 2010 in connection with issuing the Senior Notes. The amendment, among other things, (1) permitted the issuance of the Senior Notes and the guarantees thereof by Holding and its subsidiaries, (2) increased the applicable interest rate margins and unused line fee, (3) permitted a distribution by Express to allow Topco to prepay the Topco Term C Loan in its entirety (plus prepayment penalties and accrued and unpaid interest thereon) and permitted Parent to make a cash distribution to its equity holders in an aggregate amount equal to approximately $230.0 million, (4) permits Express to pay distributions to allow Topco to make regularly scheduled interest payments on the Topco Term B Loan, and (5) permits Holding to own the equity interests of EFC, the co-issuer of the Senior Notes. We paid customary amendment fees to consenting lenders in connection with the amendment.

Borrowings under the Credit Facility bear interest at a rate equal to LIBOR plus an applicable margin rate or the higher of The Wall Street Journal’s prime lending rate and 0.50% per annum above the federal funds rate, plus an applicable margin rate. The applicable margin rate is determined based on excess availability as determined with reference to our borrowing base. Prior to the effectiveness of the amendment described above, the applicable margin rate for LIBOR-based advances was 1.25% per annum or 1.00% if excess availability was $100.0 million or greater, and for base rate-based advances was 0.25% per annum or 0.00% if excess availability was $100.0 million or greater. As a result of the amendment described above, effective March 5, 2010, the applicable margin rate for LIBOR-based advances is 2.25% per annum or 2.00% if excess availability is $100.0 million or greater, and for base rate-based advances is 1.25% per annum or 1.00% if excess availability is $100.0 million or greater. The borrowing base components are 90% of credit card receivables plus 85% of the liquidation value of eligible inventory, less certain reserves. At the end of 2008, we borrowed $75.0 million under the Credit Facility, which was reflected as a current liability on our balance sheet. This amount was paid in full during the first quarter of 2009. We had no borrowings outstanding as of July 31, 2010.

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

The Credit Facility contains customary covenants and restrictions on Holding and its subsidiaries’ activities, including, but not limited to, limitations on the incurrence of additional indebtedness; liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, and prepayment of other debt; distributions, dividends, and the repurchase of capital stock; transactions with affiliates; the ability to change the nature of our business or our fiscal year; the ability to amend the terms of the Holding Term Loan; and permitted activities of Holding. All obligations under the Credit Facility are guaranteed by Holding and its subsidiaries and secured by a lien on substantially all of the assets of Holding and its subsidiaries, provided that the liens on certain assets of Holding and its subsidiaries shall be junior in priority to the liens securing the Holding Term Loan.

Prior to the effectiveness of the amendment described above, the Credit Facility required us to maintain a fixed charge coverage ratio of 1.00 to 1.00 if excess availability plus eligible cash collateral was less than $20.0 million. This amount was raised to $30.0 million as part of the amendment noted above. Our excess availability was $162.0 million as of July 31, 2010. We were not subject to this covenant as of July 31, 2010 because excess availability plus eligible cash collateral was greater than $30.0 million.

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

On February 5, 2010, Holding and Express entered into an amendment to the Holding Term Loan that became effective March 5, 2010 in connection with issuing the Senior Notes. The amendment, among other things, (1) permitted the issuance of the Senior Notes and the guarantees thereof by Holding and its subsidiaries, (2) increased the applicable interest rate margins (subject to a further increase in the event Express’ corporate family rating is not B2 or better by Moody’s and Express’ corporate credit rating is not B or better by S&P), (3) permitted a distribution by Express to allow Topco to prepay the Topco Term C Loan under the Topco Term Loan in its entirety (plus prepayment penalties and accrued and unpaid interest thereon) and permitted Parent to make a cash distribution to its equity holders in an aggregate amount equal to approximately $230.0 million, (4) permits Express to pay distributions to allow Topco to make regularly scheduled interest payments on the Topco Term B Loan, and (5) permits Holding to own the equity interests of EFC, the co-issuer of the Senior Notes. We paid customary fees to consenting lenders in connection with the amendment.

The applicable margin rate is determined by Holding’s leverage ratio of consolidated debt for borrowed money (net of cash and cash equivalents provided that, after giving effect to the amendment described below, no more than $75.0 million of cash and cash equivalents may be netted against consolidated debt for borrowed money for this purpose), including amounts drawn under letters of credit and any synthetic debt, to Adjusted EBITDA (“Leverage Ratio”), in effect on the first day of each interest period with respect to LIBOR-based advances and by the Leverage Ratio in effect from time to time with respect to base rate-based advances. Prior to the effectiveness of the amendment described above, the applicable margin rate for LIBOR-based advances was 2.75% per annum or 2.50% if the Leverage Ratio was less than 1.00 to 1.00, and for base rate-based advances was 1.75% per annum or 1.50% if the Leverage Ratio was less than 1.00 to 1.00. As a result of the amendment described above, effective March 5, 2010, the applicable margin rate for LIBOR-based advances is 4.25% per annum or 4.00% if the Leverage Ratio is less than 1.00 to 1.00, and for base rate-based advances is 3.25% per annum or 3.00% if the Leverage Ratio is less than 1.00 to 1.00; additionally, these rates may be further increased by 0.50% per annum in the event that Express fails to maintain, at the time of determination, a corporate family rating of B2 or better by Moody’s and a corporate credit rating of B or better by S&P. As of July 31, 2010, the interest rate under the Holding Term Loan was 4.63%.

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

The Holding Term Loan contains customary covenants and restrictions on Holding and its subsidiaries’ activities, including, but not limited to, limitations on the incurrence of additional indebtedness; liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions and prepayment of other debt; distributions, dividends, and the repurchase of capital stock; transactions with affiliates; the ability to change the nature of Express’ businesses or fiscal year; the ability to amend the terms of the purchase agreement pertaining to the GGC Acquisition, and the Credit Facility loan documents; and permitted activities of Holding. All obligations under the Holding Term Loan are guaranteed by Holding and its subsidiaries and secured by a lien on substantially all of the assets of Holding and its subsidiaries, provided that the liens on certain assets of Holding and its subsidiaries shall be junior in priority to the liens securing the Credit Facility.

The Holding Term Loan also requires that Holding maintains a Leverage Ratio for the most recently completed reporting period (last four consecutive fiscal quarters as of the end of each quarter) of not more than 2.00 to 1.00 at the end of the first and second fiscal quarters of 2010; and 1.75 to 1.00 thereafter. Holding was in compliance with the covenant requirement as of July 31, 2010.

Effective July 6, 2007, Express entered into a receive variable/pay fixed interest rate swap agreement to mitigate exposure to interest rate fluctuations on a notional principal amount of $75.0 million of the $125.0 million variable-rate Holding Term Loan. The interest rate swap agreement terminated on August 6, 2010. The fair value of the interest rate swap was a liability of $0.1 million as of July 31, 2010.

Topco Term Loan

On June 26, 2008, Topco, as borrower, entered into a $300.0 million secured term loan facility. The proceeds of the Topco Term Loan were used to finance distributions to Parent’s equity holders and to pay related fees, costs, and expenses. The Topco Term Loan was scheduled to mature on June 26, 2015 and was comprised of a $150.0 million Topco Term B Loan and a $150.0 million Topco Term C Loan. An affiliate of GGC, GGC Unlevered Credit Opportunities, LLC, was a lender under our Topco Term Loan and, as of January 30, 2010, was owed approximately $50.0 million of the Topco Term B Loan and $50.0 million of the Topco Term C Loan. On March 5, 2010, in connection with the issuance of the Senior Notes, the Topco Term C Loan was prepaid in full, plus a prepayment penalty and accrued and unpaid interest thereon. A separate affiliate of GGC purchased an additional $8.3 million of principal amount of the Topco Term B Loan on April 8, 2010. On May 18, 2010, in connection with our IPO, we prepaid the Topco Term B Loan in full, which included a prepayment penalty and accrued and unpaid interest thereon.

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

The indenture governing the Senior Notes contains customary covenants and restrictions on the activities of Express, EFC and Express’ restricted subsidiaries, including, but not limited to, the incurrence of additional indebtedness; payment of dividends or distributions in respect of capital stock or certain other restricted payments or investments; entrance into agreements that restrict distributions from restricted subsidiaries; the sale or disposal of assets, including capital stock of restricted subsidiaries; transactions with affiliates; the incurrence of liens; and mergers, consolidations, or the sale of substantially all of Express’ assets. Certain of these covenants will be suspended if the Senior Notes are assigned an investment grade rating by both S&P and Moody’s and no default has occurred or is continuing. If either rating on the Senior Notes should subsequently decline to below investment grade, the suspended covenants will be reinstated. The Senior Notes are general unsecured obligations of Express and EFC and rank equally in right of payment with all existing and future senior indebtedness of Express and EFC. The Senior Notes are unconditionally guaranteed by us and all of the domestic subsidiaries of Express, other than immaterial subsidiaries.

In connection with issuing the Senior Notes, we entered into the Registration Rights Agreement which requires us to use commercially reasonable efforts to register notes having substantially identical terms as the Senior Notes with the SEC prior to March 5, 2011. In the event that a Registration Default occurs (as defined in the Registration Rights Agreement), then additional interest on the Senior Notes in an amount equal to 0.25% per annum during the first 90-day period immediately following the occurrence of the first Registration Default will be required. The additional interest will increase by 0.25% per annum for each subsequent 90-day period until all Registration Defaults have been cured, up to a maximum amount of 1.0% per annum. On August 26, 2010, the Company’s Registration Statement on Form S-4 (333-168571) that registered the Senior Notes was declared effective by the SEC and on August 27, 2010 the exchange offer was launched. The terms of the exchange notes were substantially identical to those of the unregistered Senior Notes.

Contractual Obligations

Our contractual obligations consist primarily of operating leases, debt facilities, purchase orders for merchandise inventory, self insurance liabilities, severance agreements, logistics services with LBI, other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased, and letters of credit outstanding. These contractual obligations impact our short and long-term liquidity and capital resource needs.

The estimated significant contractual cash obligations and other commercial commitments as of July 31, 2010 are summarized in the following table:

	Payments Due by Period (in thousands)
Contractual Obligations	Totals	2010	2011- 2012	2013- 2014	Thereafter
Existing Debt Facilities (1)(2)	$371,250	$625	$2,813	$117,812	$250,000
Other Long Term Obligations (3)	160,640	12,535	52,662	59,111	36,332
Operating Leases (4)	743,849	75,368	269,416	205,522	193,543
Purchase Obligations (5)	253,453	253,403	50	—	—

Total	$1,529,192	$341,931	$324,941	$382,445	$479,875

(1)	As of July 31, 2010, we had the following amounts outstanding under our existing credit facilities: $250.0 million under the Senior Notes, $121.3 million under the Holding Term Loan, and no amounts outstanding under the Credit Facility. The Senior Notes are due on March 1, 2018, the Holding Term Loan matures on July 6, 2014, and the Credit Facility matures on July 6, 2012.
(2)	Excludes estimated interest under existing debt facilities of $199.8 million. Interest costs for the Holding Term Loan have been estimated based on interest rates in effect for such indebtedness as of July 31, 2010.
(3)	Other long-term obligations consist of self insurance liabilities, severance agreements, and home office and logistics agreements with LBI.
(4)	We enter into operating leases in the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The future operating lease obligations would change if we were to exercise these options, or if we were to enter into additional new operating leases.
(5)	Purchase obligations are made up of merchandise purchase orders, unreserved non-finished goods (fabric, trims) commitments and liabilities to our third party travel administrator.

As of July 31, 2010 outstanding stand-by letters of credit totaled $8,098.

Seasonality

Our business is seasonal. As a result, our net sales fluctuate from quarter to quarter, which often affects the comparability of our results between periods. Net sales are historically higher in the third and fourth quarters primarily due to early Fall selling patterns and impact of the holiday season. Generally, the annual sales split is approximately 45% for the Spring season (February through July) and 55% for the Fall season (August through January). Working capital requirements are typically higher in the second and fourth quarters due to inventory-related working capital requirements for holiday and early Fall selling periods. Our business is also subject, at certain times, to calendar shifts, which may occur during key selling periods close to holidays such as Easter, Thanksgiving, and Christmas, and regional fluctuations for events such as sales tax holidays.

Critical Accounting Policies

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

From July 6, 2007 to August 6, 2010, we were party to a receive variable/pay fixed interest rate swap to hedge our interest rate risk, on a notional principal amount of $75.0 million of the $125.0 million variable-rate Holding Term Loan. The interest rate swap agreement terminated on August 6, 2010. As of July 31, 2010, the weighted-average interest rate on the outstanding balance of our Holding Term Loan and Credit Facility was 4.63%. As of July 31, 2010, a 1% change in interest rates would increase or decrease interest expense by approximately $1.2 million, without giving effect to the interest rate swap.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities Act of 1934, as amended (the "Exchange Act")) that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 31, 2010.

Changes in Internal Control Over Financial Reporting

As discussed in our Registration Statement, management identified the following material weakness in its internal controls, which was remediated in the second quarter of 2010: we did not have adequate oversight and controls related to the accounting for complex agreements arising from transactions unrelated to our core business operations. We remediated this material weakness by establishing an internal committee of accounting, finance, tax, legal, and internal audit personnel to review our policies and accounting treatment of all complex agreements in the period in which the contracts are signed.

As such, this change has materially affected our internal control over financial reporting during the second quarter of 2010.

PART II - OTHER INFORMATION.

ITEM 1.	LEGAL PROCEEDINGS.

Information relating to legal proceedings is set forth in Note 14 to our Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS.

Our risk factors as of July 31, 2010 have not changed materially from those disclosed in our Registration Statement. The risk factors disclosed in our Registration Statement, in addition to the other information set forth in this Quarterly Report, could materially affect our business, financial condition or results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

Exhibits. The following exhibits are filed or furnished with this Quarterly Report:

Exhibit Number	Exhibit Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Financial Officer and Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 10, 2010	EXPRESS, INC.

	By:	/s/ Matthew C. Moellering
Matthew C. Moellering, Executive Vice President,
Chief Administrative Officer, Chief Financial Officer,
Treasurer and Secretary