Form 10-Q
period 2010-10-30
EXPRESS, INC.
filed 2010-12-03
CIK 1483510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 30, 2010

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

The number of outstanding shares of the registrant’s common stock was 88,735,895 as of December 1, 2010.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	changes in consumer spending and general economic conditions;

•	our ability to identify and respond to new and changing fashion trends, customer preferences and other related factors;

•	fluctuations in our sales and results of operations on a seasonal basis and due to store events, promotions and a variety of other factors;

•	increased competition from other retailers;

•	the success of the malls and shopping centers in which our stores are located;

•	our dependence upon independent third parties to manufacture all of our merchandise;

•	interruptions of the flow of our merchandise from international manufacturers causing disruptions in our supply chain;

•	shortages of inventory, delayed shipments to our online customers and harm to our reputation due to difficulties or shut-down of our distribution facilities;

•	our reliance upon independent third-party transportation providers for substantially all of our product shipments;

•	our growth strategy, including our international expansion plan;

•	our dependence on a strong brand image;

•	our leasing substantial amounts of space;

•	the failure to find store employees that reflect our brand image and embody our culture;

•	our dependence upon key executive management;

•	our reliance on Limited Brands to provide us with certain key services for our business;

•	our reliance on information systems;

•	our substantial indebtedness and lease obligations;

•	system security risk issues that could disrupt our internal operations or information technology services;

•	claims made against us resulting in litigation;

•	changes in laws and regulations applicable to our business;

•	our inability to protect our trademarks or other intellectual property rights;

•	our limited operating history as a standalone company;

•	restrictions imposed by our indebtedness on our current and future operations;

•	fluctuations in energy costs;

•	changes in taxation requirements or the results of tax audits;

•	impairment charges on long-lived assets;

•	increased costs as a result of being a public company;

•	our failure to maintain adequate internal controls; and

•	potential conflicts of interest with our principal stockholders.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, it is impossible for us to anticipate all factors that could affect our actual results. For the discussion of these risks and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in our Registration Statement on Form S-1 (File No. 333-170499), as amended, filed with the Securities and Exchange Commission (“SEC”). The forward-looking statements included in this Quarterly Report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EXPRESS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Per Share Amounts)

(Unaudited)

	October 30, 2010	January 30, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$81,780	$234,404
Receivables, net	7,104	4,377
Inventories	240,333	171,704
Prepaid minimum rent	21,696	20,874
Other	17,139	5,289

Total current assets	368,052	436,648

PROPERTY AND EQUIPMENT	438,093	395,951
Less: accumulated depreciation	(222,203)	(180,714)

Property and equipment, net	215,890	215,237

TRADENAME/DOMAIN NAME	197,414	197,414
DEFERRED TAX ASSETS	29,143	—
OTHER ASSETS	22,711	20,255

Total assets	$833,210	$869,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$76,178	$61,093
Deferred revenue	15,829	22,247
Accrued bonus	3,864	22,541
Accrued expenses	82,538	73,576
Accounts payable and accrued expenses – related parties	96,513	89,831

Total current liabilities	274,922	269,288

LONG-TERM DEBT	366,389	415,513
OTHER LONG-TERM LIABILITIES	61,520	43,300

Total liabilities	702,831	728,101

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY (Notes 1 and 11):
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 88,736 and 78,246 shares issued and outstanding at October 30, 2010 and January 30, 2010, respectively	887	782
Additional paid-in capital	76,433	140,432
Retained earnings	53,059	5,872
Notes receivable	—	(5,633)

Total stockholders’ equity	130,379	141,453

Total liabilities and stockholders’ equity	$833,210	$869,554

See notes to unaudited consolidated financial statements.

EXPRESS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Amounts)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
NET SALES	$450,577	$426,046	$1,284,316	$1,174,227

COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	286,254	280,700	832,770	813,998

Gross profit	164,323	145,346	451,546	360,229

OPERATING EXPENSES:
General, administrative, and store operating expenses	111,309	101,019	325,155	285,259
Other operating expense, net	799	3,070	17,844	6,514

Total operating expenses	112,108	104,089	342,999	291,773

OPERATING INCOME	52,215	41,257	108,547	68,456

INTEREST EXPENSE	7,570	13,357	51,699	40,204
OTHER INCOME, NET	(63)	(897)	(1,980)	(1,981)

INCOME BEFORE INCOME TAXES	44,708	28,797	58,828	30,233
INCOME TAX EXPENSE (BENEFIT)	18,407	330	(20,148)	923

NET INCOME	$26,301	$28,467	$78,976	$29,310

Pro forma income before income taxes (Note 13)		$28,797	$58,828	$30,233
Pro forma income tax expense (Note 13)		11,144	23,932	11,700

Pro forma net income (Note 13)		$17,653	$34,896	$18,533

EARNINGS PER SHARE:
Basic	$0.30	$0.38	$0.94	$0.39
Diluted	$0.30	$0.37	$0.93	$0.39

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	88,340	74,774	84,352	74,375
Diluted	88,680	77,005	85,173	75,119

PRO FORMA EARNINGS PER SHARE (Note 13):
Basic		$0.24	$0.41	$0.25
Diluted		$0.23	$0.41	$0.25

PRO FORMA WEIGHTED AVERAGE SHARES OUTSTANDING (Note 13):
Basic		74,774	84,352	74,375
Diluted		77,005	85,173	75,119

See notes to unaudited consolidated financial statements.

EXPRESS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in Thousands)

(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Notes Receivable	Total
BALANCE, January 30, 2010	78,246	$782	$140,432	$5,872	$(5,633)	$141,453

Net income	—	—	—	78,976	—	78,976
Distributions	—	—	(141,995)	(119,005)	—	(261,000)
Impact of Reorganization (Notes 1 and 11)	—	—	(86,393)	87,216	—	823
Issuance of common stock	10,500	105	159,978	—	—	160,083
Repurchase of common stock	(10)	—	—	—	—	—
Share-based compensation	—	—	4,411	—	—	4,411
Repayment of notes receivable	—	—	—	—	5,633	5,633

BALANCE, October 30, 2010	88,736	$887	$76,433	$53,059	$—	$130,379

See notes to unaudited consolidated financial statements.

EXPRESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$78,976	$29,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,483	55,531
Loss on disposal of property and equipment	1,453	307
Impairment charge	—	947
Bad debt expense	—	2,261
Non-cash interest expense	—	132
Change in fair value of interest rate swap	(1,968)	(1,577)
Share-based compensation	4,411	1,510
Non-cash loss on extinguishment of debt	8,781	—
Deferred taxes	(32,527)	—
Changes in operating assets and liabilities:
Receivables, net	(2,288)	5,995
Inventories	(68,629)	(55,495)
Accounts payable, deferred revenue, and accrued expenses	(716)	18,203
Accounts payable and accrued expenses – related parties	6,682	27,817
Other assets and liabilities	5,199	2,343

Net cash provided by operating activities	50,857	87,284

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(41,950)	(22,883)

Net cash used in investing activities	(41,950)	(22,883)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Senior Notes	246,498	—
Net proceeds from equity offering	166,898	—
Repayments of short-term debt arrangements	—	(75,000)
Repayments of long-term debt arrangements	(300,938)	(7,118)
Costs incurred in connection with debt arrangements and Senior Notes	(12,124)	—
Costs incurred in connection with equity offering	(6,498)	—
Repurchase of equity units	—	(3)
Repayment of notes receivable	5,633	—
Distributions	(261,000)	—

Net cash used in financing activities	(161,531)	(82,121)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(152,624)	(17,720)

CASH AND CASH EQUIVALENTS, Beginning of period	234,404	176,115

CASH AND CASH EQUIVALENTS, End of period	$81,780	$158,395

See notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements

1. Description of Business and Basis of Presentation

On May 12, 2010, Express Parent LLC, a Delaware limited liability company (“Parent”), converted into a Delaware corporation and changed its name from Express Parent LLC to Express, Inc. (the “Company”). References to the Company includes all wholly-owned subsidiaries as discussed below. Except where the context otherwise requires or where otherwise indicated, references to the Company prior to the conversion refer to Parent. The conversion to a corporation was effective May 2, 2010 for tax purposes. In connection with this conversion, all of the equity interests in Parent, which consisted of Class L, Class A, and Class C units, were converted into shares of common stock of the Company at a ratio of .702, .649, and .442, respectively. All share and per share information has been retrospectively recast to reflect this conversion in the accompanying Consolidated Financial Statements and Notes hereto. On May 12, 2010, prior to the Registration Statement on Form S-1 (File No. 333-164906) (“Registration Statement”) being declared effective, (1) Express Investment Corporation (“EIC”), the holding company that held 67.3% of the equity interests in the Company on behalf of certain investment funds managed by Golden Gate Capital (“GGC”), and (2) the management holding companies that directly or indirectly held 6.1% of the equity interests in the Company on behalf of certain members of management, merged with and into the Company. The merger did not have a material effect on the financial position or results of operations of the Company. In conjunction with the merger, GGC and each management holder agreed to indemnify the Company against any tax or tax related costs of EIC or the management holding companies relating to pre-merger tax periods. The aforementioned events are referred to collectively as the “Reorganization” within these Consolidated Financial Statements and Notes hereto. The Company holds all of the outstanding equity interests in Express Topco LLC, a Delaware limited liability company (“Topco”), which owns all of the outstanding equity interests in Express Holding, LLC, a Delaware limited liability company (“Holding”). Holding owns all of the outstanding equity interests in Express, LLC, a Delaware limited liability company (“Express”), and Express Finance Corporation, a Delaware corporation (“EFC”). EFC was formed on January 28, 2010 for the purpose of serving as co-issuer of the Senior Notes described in Note 9. Express conducts all the operations of the Company.

On May 18, 2010, the Company completed its initial public offering of common stock (“IPO”). As part of its IPO, the Company sold 10,500 shares of newly issued common stock, raising net proceeds of approximately $166,898, after deducting the underwriting discount.

Express is a specialty retailer of women’s and men’s apparel targeting 20 to 30 year olds. Express merchandise is sold through its retail stores and website. As of October 30, 2010, the Company operated 582 primarily mall-based stores in the United States and in Puerto Rico. Additionally, the Company earns royalties through a development agreement (“Development Agreement”) with an unaffiliated franchisee that operates six stores located in the Middle East. Under the Development Agreement, the third party operates stores that sell Express-branded apparel and accessories purchased directly from the Company.

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to in the Consolidated Financial Statements and Notes by the calendar year in which the fiscal year commences. All references herein to “2010” and “2009” represent the 52-week periods ended January 29, 2011 and January 30, 2010, respectively. All references herein to “the third quarter of 2010” and “the third quarter of 2009” represent the thirteen weeks ended October 30, 2010 and October 31, 2009, respectively.

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for 2010. Therefore, these statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended January 30, 2010, included in the Company’s Registration Statement on Form S-1 (File No. 333-170499), as amended, filed with the Securities and Exchange Commission (“SEC”).

2. Segment Reporting

The Company defines an operating segment on the same basis that it uses to evaluate performance internally. The Company has determined that its Chief Executive Officer (“CEO”) is its Chief Operating Decision Maker and that there is one operating segment. Therefore, the Company reports results as a single segment, which includes the operation of its brick and mortar retail stores and e-commerce website, express.com.

The following is information regarding the Company’s major product classes and sales channels:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Classes:
Apparel	$408,574	$389,688	$1,161,368	$1,071,699
Accessories and other	38,147	33,682	111,500	94,694
Other revenue	3,856	2,676	11,448	7,834

Total net sales	$450,577	$426,046	$1,284,316	$1,174,227

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Channels:
Stores	$414,278	$402,711	$1,185,821	$1,111,331
E-commerce	32,443	20,659	87,047	55,062
Other revenue	3,856	2,676	11,448	7,834

Total net sales	$450,577	$426,046	$1,284,316	$1,174,227

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

	Thirteen Weeks Ended October 30, 2010			Thirteen Weeks Ended October 31, 2009
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic EPS	$26,301	88,340	$0.30	$28,467	74,774	$0.38
Effect of dilutive securities:
Restricted stock and restricted stock units	—	340	—	—	2,231	(0.01)

Diluted EPS	$26,301	88,680	$0.30	$28,467	77,005	$0.37

	Thirty-Nine Weeks Ended October 30, 2010			Thirty-Nine Weeks Ended October 31, 2009
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic EPS	$78,976	84,352	$0.94	$29,310	74,375	$0.39
Effect of dilutive securities:
Restricted stock and restricted stock units	—	821	(0.01)	—	744	—

Diluted EPS	$78,976	85,173	$0.93	$29,310	75,119	$0.39

Stock options to purchase 1,325 shares of common stock were excluded from the computation of diluted EPS for the thirteen and thirty-nine weeks ended October 30, 2010 as the options would be anti-dilutive.

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of October 30, 2010 and January 30, 2010, respectively, aggregated by level in the fair value hierarchy within which those measurements fall.

	October 30, 2010
	Fair Value Measurements at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets/(Liabilities):
Treasury securities	$59,583	$—	$—	$59,583

	January 30, 2010
	Fair Value Measurements at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets/(Liabilities):
Treasury securities	$216,782	$—	$—	$216,782
Interest rate swap	$—	$(1,968)	$—	$(1,968)

The carrying amounts reflected on the Consolidated Balance Sheets for cash, cash equivalents, receivables, prepaid expenses, and payables approximated their fair values as of October 30, 2010 and January 30, 2010.

5. Leased Facilities and Commitments

On October 5, 2009, the Company and Limited Brands, Inc. (“LBI”) entered into a lease agreement (“Lease”) for the corporate home office and distribution center office space in Columbus, Ohio. The Lease is for a 75-month period that commenced February 1, 2010, expires April 30, 2016, and requires annual minimum rent payments of approximately $1,284 for the first five years and $1,413 thereafter, plus operating expenses. The Lease contains a renewal option for one period of five years by written notice 365 days prior to the expiration of the initial 75-month lease term, as well as a construction allowance of $8,000. As of October 30, 2010, approximately $4,863 of costs have been incurred. The construction allowance and related leasehold improvement have been recorded on the Consolidated Balance Sheets and are considered a non-cash transaction for purposes of the Consolidated Statements of Cash Flows.

On April 28, 2008, the Company issued an irrevocable standby letter of credit to LBI for $34,170 (“LBI stand-by LC”), which relates to certain pre-existing store leases guaranteed by LBI that could not be assigned to the Company at or subsequent to the purchase of the Company by GGC (“GGC Acquisition”). The LBI stand-by LC expired on September 30, 2010. The LBI stand-by LC outstanding balance was $6,353 as of January 30, 2010.

6. Intangible Assets

The significant components of intangible assets are as follows:

	October 30, 2010		January 30, 2010
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Tradename	$196,144	$—	$196,144	$—
Internet domain name/other	1,270	—	1,270	—
Net favorable lease obligations	19,750	(13,881)	19,750	(11,262)
Credit card relationships & customer lists	4,766	(4,205)	4,766	(3,868)

	$221,930	$(18,086)	$221,930	$(15,130)

The Company’s tradename and internet domain name/other have indefinite lives. Net favorable lease obligations, credit card relationships, and customer lists have finite lives that are amortized over a period of up to seven years, four years, and two years, respectively, and are included in other assets on the Consolidated Balance Sheets. Amortization expense totaled $905 and $2,956 during the thirteen and thirty-nine weeks ended October 30, 2010, respectively; and $1,243 and $3,769 during the thirteen and thirty-nine weeks ended October 31, 2009, respectively.

7. Related Party Transactions

Transactions with LBI

The Company incurred charges from LBI for various transaction services that are included in general, administrative, and store operating expenses and for merchandise sourcing that are included in cost of goods sold, buying and occupancy costs, as merchandise is sold, in the Consolidated Statements of Income, as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Transaction Services	$13,855	$17,286	$44,397	$49,792
Merchandise Sourcing	$119,058	$143,362	$309,959	$350,822

The Company’s outstanding liability related to transaction services and merchandise sourcing provided by LBI, included in accounts payable and accrued expenses – related parties on the Consolidated Balance Sheets, was as follows:

	October 30, 2010	January 30, 2010
Transaction Services	$9,467	$10,881
Merchandise Sourcing	$86,289	$63,643

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

The Company incurred the following charges from LBI related to advisory fees and the termination of the LLC Agreement. These charges are included in other operating expense, net, in the Consolidated Statements of Income:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
LBI LLC Agreement Fee (including termination fee)	$—	$724	$4,156	$1,499

As a result of the termination of the LLC Agreement, the Company no longer has a financial obligation to LBI related to this agreement as of October 30, 2010. The Company’s outstanding liability related to the LBI LLC Agreement fee, included in accounts payable and accrued expenses – related parties on the Consolidated Balance Sheets, was $4,688 as of January 30, 2010.

Transactions with GGC

In connection with the GGC Acquisition, the Company entered into the Advisory Agreement with GGC that was originally scheduled to expire in July 2017. In exchange for on-going consulting and management advisory services provided by GGC, the Company paid GGC an annual management fee equal to the greater of (i) $2,000 per fiscal year or (ii) 3% of adjusted EBITDA of Holding. Additionally, the Company reimbursed GGC for reasonable out-of-pocket expenses incurred as a result of providing on-going advisory services. Effective May 12, 2010, the Advisory Agreement was terminated in connection with the Company’s conversion to a corporation and IPO. As a result of terminating the Advisory Agreement, the Company paid GGC a one-time termination fee of $10,000.

The Company incurred the following charges from GGC related to advisory fees, out-of-pocket expenses and the termination of the Advisory Agreement. These charges are included in other operating expense, net in the Consolidated Statements of Income:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Advisory fees and out-of-pocket expenses (including Advisory Agreement termination fee)	$—	$2,279	$12,752	$4,724

As a result of the termination of the Advisory Agreement, the Company no longer has a financial obligation to GGC as of October 30, 2010. The Company’s outstanding liability related to the GGC Advisory Agreement, included in accounts payable and accrued expenses – related parties on the Consolidated Balance Sheets, was $7,128 as of January 30, 2010.

Transactions with Other GGC Affiliates

The Company also transacts with affiliates of GGC for software license purchases, consulting and software maintenance services, and e-commerce warehouse and fulfillment services. The Company incurred the following charges, included in general, administrative, and store operating expenses in the Consolidated Statements of Income:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Software licenses and maintenance and consulting	$33	$26	$259	$205
E-commerce warehouse and fulfillment	$1,153	$3,279	$6,315	$10,153

On March 25, 2010, the Company elected to prepay its e-commerce service provider, a GGC affiliate, $10,240 for services from April 2010 through January 2011 in exchange for a discount on those services. This prepaid amount is expensed as services are rendered. In addition to the amounts shown in the table above, the Company also recognized expense related to the prepaid e-commerce warehouse and fulfillment services of $2,666 and $6,673 for the thirteen and thirty-nine weeks ended October 30, 2010, respectively. The prepaid balance related to this GGC affiliate was $3,567 and $0 as of October 30, 2010 and January 30, 2010, respectively.

The Company’s outstanding liability to other GGC affiliates, included in accounts payable and accrued expenses – related parties on the Consolidated Balance Sheets, was $757 and $3,491 as of October 30, 2010 and January 30, 2010, respectively.

In December 2009, the Company began providing real estate services to multiple GGC affiliates. Income recognized for these services during the thirteen and thirty-nine weeks ended October 30, 2010 was nominal, and no income was recognized during the thirteen and thirty-nine weeks ended October 31, 2009.

An affiliate of GGC owns $50,000 in face value of the Senior Notes issued on March 5, 2010 which is described further in Note 9. Interest expense incurred on the Senior Notes attributable to GGC affiliates was $1,115 and $3,027 during the thirteen and thirty-nine weeks ended October 30, 2010. There was no interest on the Senior Notes in 2009.

8. Income Taxes

Prior to May 2, 2010, the Company was treated as a partnership for federal income tax purposes, and therefore had not been subject to federal and state income tax (subject to exception in a limited number of state and local jurisdictions).

On May 12, 2010, the Company elected to be treated as a corporation under Subchapter C of Chapter 1 of the United States Internal Revenue Code, effective May 2, 2010, and therefore became subject to federal and state tax expense beginning May 2, 2010.

The Reorganization, for tax purposes, was deemed a contribution by Parent of its assets and liabilities to the Company, followed by the liquidation of Parent. The Reorganization resulted in a taxable gain to Parent. Except in those few jurisdictions where Parent is taxed directly, the taxable gain flowed through to the members due to Parent’s partnership tax treatment. The taxable gain correspondingly increased the tax basis in the assets acquired by the Company in the Reorganization. As a result of the Reorganization, the Company recorded a net deferred tax asset of $32,389, a current tax payable of $582, and a one-time non-cash tax benefit of $31,807.

As part of the Reorganization, EIC and the management holding companies merged with and into the Company on May 12, 2010, resulting in a non-cash capital contribution of $823 relating to certain tax assets it received. As a result of the merger, the Company recorded a deferred tax asset of $1,110, a valuation allowance of $143, and a liability for uncertain tax positions of $144.

Parent will file tax returns as a partnership for the period from January 31, 2010 through May 1, 2010. The Company will file tax returns as a corporation for the period from May 2, 2010 through January 29, 2011. The Company’s provision for income taxes for interim reporting periods is based on an estimate of the effective tax rate for each of the periods described above. The computation of the effective tax rate includes a forecast of the Company’s estimated ordinary income (loss), which is the annual income (loss) from operations before income tax, excluding unusual or infrequently occurring (or discrete) items. Significant management judgment is required in projecting ordinary income (loss) in order to determine the Company’s estimated effective tax rate. The effective tax rate, excluding items recorded discretely, for the thirteen weeks ended October 30, 2010, was 40.9% compared to 1.2% for the thirteen weeks ended October 31, 2009. The difference is a result of the Company being taxed as a corporation rather than a partnership.

The Company recorded a valuation allowance against the deferred tax assets arising from a capital loss carry-forward. A portion of these capital loss carry-forwards begin expiring in 2013. As of October 30, 2010, the valuation allowance totaled $143. No valuation allowances, other than those arising from the capital loss carry-forward mentioned above, have been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future.

The Company evaluates tax positions using a more-likely-than-not recognition criterion. The Company recorded a liability for uncertain tax positions of $144 as of October 30, 2010. There was no liability for uncertain tax positions as of January 30, 2010. The Company believes the increase or decrease in the liability for uncertain tax positions will not be significant within the next twelve months, however changes could result from examinations, the expiration of statutes of limitation, or other circumstances.

The Company is currently not under examination by the Internal Revenue Service or state income taxing authorities.

9. Debt

Long-term debt consisted of the following as of October 30, 2010:

Holding Term Loan	$120,938
8 3/4% $250,000 Senior Notes	250,000
Debt discount on Senior Notes	(3,299)

Total debt	367,639
Short term portion of debt	1,250

Total long-term debt	$366,389

As of October 30, 2010, there were no borrowings outstanding and approximately $196,428 available under the Company’s $200,000 secured asset-based loan revolving credit facility (the “Credit Facility”).

Refinancing Transactions

Senior Notes

On March 5, 2010, Express and EFC co-issued, in a private placement, $250,000 of 8 3/4% Senior Notes (“Senior Notes”) due March 1, 2018 at an offering price of 98.599% of the face value. An affiliate of GGC purchased $50,000 of Senior Notes. Interest on the Senior Notes is payable on March 1 and September 1 of each year. On March 5, 2010, net proceeds of $241,397 (net of original issuance and underwriting discount) were received from the Senior Notes. Net proceeds from the Senior Notes offering were used to prepay $154,907 related to the Topco Term C Loan (including principal, interest, and a prepayment penalty), $85,210 was allocated to the Company, and the remainder was used to pay related transaction fees and expenses, including $2,700 to GGC for transaction fees. Of the $154,907 used to prepay the Topco Term C Loan, $50,000 of principal, $636 of interest, and $1,000 of the prepayment penalty was paid to a GGC affiliate that was a lender of the Topco Term C Loan.

In connection with issuing the Senior Notes, $10,802 of costs were capitalized as debt issuance costs within other assets on the Consolidated Balance Sheets (including the $2,700 transaction fee paid to GGC described above) and will be amortized over the eight year term of the Senior Notes using the effective interest method. On March 10, 2010, the Company used the $85,210 of cash received from issuing the Senior Notes, along with cash on hand of $153,802, to pay a distribution of $230,000 to its equity holders.

Prior to March 1, 2013, a portion of the Senior Notes may be redeemed at 108.75% of the principal amount plus accrued and unpaid interest with the net proceeds of certain equity offerings. At any time prior to March 1, 2014, the Senior Notes may be redeemed in part or in full at a redemption price equal to 100% of the principal amount plus a make-whole premium, calculated in accordance with the indenture governing the Senior Notes, and accrued and unpaid interest. On or after March 1, 2014, the Senior Notes may be redeemed in part or in full at the following percentages of the outstanding principal amount prepaid: 104.375% prior to March 1, 2015; 102.188% on or after March 1, 2015, but prior to March 1, 2016; and 100% on or after March 1, 2016.

The indenture governing the Senior Notes contains customary covenants and restrictions on the activities of Express, EFC, and Express’ restricted subsidiaries, including, but not limited to, the incurrence of additional indebtedness; payment of dividends or distributions in respect of capital stock or certain other restricted payments or investments; entrance into agreements that restrict distributions from restricted subsidiaries; the sale or disposal of assets, including capital stock of restricted subsidiaries; transactions with affiliates; the incurrence of liens; and mergers, consolidations, or the sale of substantially all the Company’s assets. The covenants in the Senior Notes indenture are subject to certain thresholds and exceptions described in the Senior Notes indenture, including exceptions that permit Express, EFC, and Express’ restricted subsidiaries to enter into affiliate transactions with GGC and LBI under certain circumstances specified in the Senior Notes indenture. Certain of these covenants will be suspended if the Senior Notes are assigned an investment grade rating by both Standard & Poor’s Rating Services (“S&P”) and Moody’s Investor Service, Inc. (“Moody’s”) and no default has occurred or is continuing. If either rating on the Senior Notes should subsequently decline to below investment grade, the suspended covenants will be reinstated. The Senior Notes are general unsecured obligations of Express and EFC and rank equally in right of payment with all existing and future senior indebtedness of Express and EFC. The Senior Notes are unconditionally guaranteed by the Company and all of the domestic subsidiaries of Express, other than immaterial subsidiaries.

In connection with the Senior Notes offering, the Company entered into a registration rights agreement, which requires the use of commercially reasonable efforts to register notes having substantially identical terms as the Senior Notes with the SEC. On September 27, 2010, an exchange of $200,000 of the unregistered Senior Notes for registered Senior Notes having substantially identical terms as the unregistered Senior Notes was completed. The Company intends to register the remaining $50,000 of unregistered Senior Notes held by an affiliate of GGC in accordance with the agreement.

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

The $125,000 variable-rate secured Holding Term Loan (“Holding Term Loan”) was amended to permit the incurrence of the Senior Notes not to exceed $250,000 aggregate principal. The applicable margin rate was increased by 150 basis points (increased by an additional 50 basis points in the event that the Moody’s corporate family rating is not B2 or better or the S&P corporate credit rating is not B or better) and is based on the existing leverage ratio calculation. The leverage ratio for purposes of calculating excess cash flow was revised to require that no more than $75,000 of cash and cash equivalents be netted against debts.

The $300,000 Topco Term Loan (“Topco Term Loan”) consisting of a $150,000 Topco Term B Loan (“Topco Term B Loan”) and a $150,000 Topco Term C Loan (“Topco Term C Loan”) was amended to permit the issuance of up to $250,000 of aggregate principal amount of Senior Notes and required the prepayment of the Topco Term C Loan at 102% with the proceeds from the Senior Notes.

In connection with these amendments $1,756 was capitalized as additional debt issuance costs within other assets on the Consolidated Balance Sheets and will be amortized over the remaining terms of the corresponding debt arrangements.

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

On May 18, 2010, net proceeds from the IPO were used to prepay $164,881 related to the Topco Term B Loan (including principal, interest, and a prepayment penalty). Of the $164,881 used to prepay the Topco Term B Loan, $58,304 of principal, $2,083 of interest, and $3,498 of the prepayment penalty was paid to a GGC affiliate. In connection with the prepayment of the Topco Term B Loan on May 18, 2010, the Company recognized a loss on extinguishment of debt totaling $13,624. This amount consisted of a $9,000 prepayment penalty, the write off of $2,486 of unamortized discount, and the write off of $2,138 of unamortized debt issuance costs. The loss on extinguishment of debt was recorded as interest expense in the Consolidated Statements of Income. The write-offs of the unamortized discount and unamortized debt issuance costs represent a non-cash adjustment to reconcile net income to net cash provided by operating activities within the Consolidated Statements of Cash Flows.

Fair Value of Debt

The fair value of the Holding Term Loan was estimated using quoted market prices for similar debt issues. The fair value of the Senior Notes was estimated using quoted market prices. As of October 30, 2010, the estimated fair value of the Holding Term Loan and Senior Notes was $125,593 and $265,000, respectively.

Letters of Credit

The Company periodically enters into various trade letters of credit (“trade LCs”) in favor of certain vendors to secure merchandise. These trade LCs are issued for a defined period of time, for specific shipments, and generally expire three weeks after the merchandise shipment date. As of October 30, 2010 and January 30, 2010, there were no outstanding trade LCs. Additionally, the Company enters into stand-by letters of credit (“stand-by LCs”) on an as-need basis to secure merchandise and fund other general and administrative costs. As of October 30, 2010 and January 30, 2010, outstanding stand-by LCs, including the LBI stand-by LC, totaled $3,572 and $8,160, respectively. The LBI stand-by LC expired during the third quarter of 2010, and therefore is only included in the January 30, 2010 outstanding balance.

10. Derivative Instrument

Effective July 6, 2007, the Company entered into a receive variable/pay fixed interest rate swap agreement to mitigate exposure to interest rate fluctuations on a notional amount of $75,000 of the Company’s $125,000 variable-rate Holding Term Loan. The Company did not seek cash flow hedge accounting, and therefore recorded the impact of the change in fair market value of the swap in other income, net in the Consolidated Statements of Income. The interest rate swap agreement terminated on August 6, 2010, therefore, the effect on other income, net from the derivative instrument for the thirteen weeks ended October 30, 2010 was minimal. The effect of the derivative instrument on other income, net in the Consolidated Statements of Income was $667 for the thirteen weeks ended October 31, 2009, a reduction of expense, and $1,968 and $1,577 for the thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively, also both reductions in expense. The fair value of the interest rate swap was $1,968 as of January 30, 2010, and is recorded in accrued expenses on the Consolidated Balance Sheets.

11. Stockholders’ Equity

On February 9, 2010, management promissory notes totaling $5,633 were repaid in full by each member of management.

On May, 18, 2010, the Company sold 10,500 shares of newly-issued common stock in the IPO, raising net proceeds of approximately $160,083, after deducting the underwriting discount and costs incurred related to the IPO.

In conjunction with the Reorganization described in Note 1, the Company’s certificate of incorporation authorized 500,000 shares of common stock and 10,000 shares of preferred stock. No preferred stock was issued or outstanding as of October 30, 2010. Further, effective May 2, 2010, the Company became taxed as a corporation rather than as a partnership. In accordance with Staff Accounting Bulletin Topic 4B, the Company reclassified $87,216 in undistributed losses through May 12, 2010 to additional paid-in-capital. In addition, as a result of the merger of EIC and the management holding companies into the Company, the Company recorded a non-cash capital contribution of $823 related to certain tax assets it received.

12. Share-Based Compensation

The Company recognized share-based compensation expense of $841 and $4,411 for the thirteen and thirty-nine weeks ended October 30, 2010, respectively, and $505 and $1,510 for the thirteen and thirty-nine weeks ended October 31, 2009, respectively. As of October 30, 2010, there was $10,772 of total unrecognized compensation expense related to equity incentive shares, which is expected to be recognized over a weighted-average period of approximately 2.2 years.

The Company granted 1,322 options to purchase common stock to certain employees during the second quarter of 2010. These options had a grant date fair value of $9.22 per share. Compensation cost will be recognized ratably over the four year vesting period. In addition, on May 12, 2010, in conjunction with the IPO, certain restricted shares became fully vested.

13. Pro forma Information

The pro forma net income applied in computing the pro forma EPS for the thirty-nine weeks ended October 30, 2010 and the thirteen and thirty-nine weeks ended October 31, 2009 is based on the Company’s historical net income as adjusted to reflect the Company’s conversion to a corporation as if it has occurred as of the beginning of the respective periods. In connection with the conversion, effective May 2, 2010, the Company became taxed as a corporation. The Company was previously treated as a partnership for tax purposes, and therefore generally not subject to federal income tax. The pro forma net income includes adjustments for income tax expense as if the Company had been a corporation at an assumed combined federal, state, and local income tax rate of 40.9% for the first thirteen weeks of 2010 and 38.7% for the thirteen and thirty-nine weeks ended October 31, 2009.

The pro forma net income for the thirty-nine weeks ended October 30, 2010 eliminates the non-cash deferred tax benefit of $31,807 as a non-recurring item related to the Reorganization (see Note 8).

14. Commitments and Contingencies

Express is named as a defendant in a purported class action lawsuit action alleging various California state labor law violations. The complaint was originally filed on February 18, 2009, and an amended complaint was filed on March 18, 2009. The amended complaint contains six counts: (1) failure to provide required meal breaks to the class members and failure to pay the class members for missed meal breaks, including premium payments required by California law; (2) failure to provide required rest breaks to the class members and failure to pay the class members for missed rest breaks, including premium payments required by California law; (3) failure to pay wages in a timely manner to employees who were terminated or quit; (4) failure to pay overtime or premium payments in a timely manner; (5) failure to provide accurate wage statements; and (6) violations of Section 17200 of the California Business and Professions Code. The Company estimated that the potential exposure for losses related to this lawsuit ranges from approximately $1,900 to $3,400 and has accrued an amount on the Consolidated Balance sheet as of October 30, 2010 to reflect its best estimate of this risk. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material to the Company’s results of operations or financial condition.

The Company is subject to various claims and contingencies related to other lawsuits and pending action arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

15. Guarantor Subsidiaries

On March 5, 2010, Express and EFC (the “Subsidiary Issuers”), both wholly-owned indirect subsidiaries of the Company, issued $250,000 Senior Notes at 8 3/4%. The Company (“Guarantor”) and certain of the Company’s indirect wholly-owned subsidiaries (“Guarantor Subsidiaries”) have fully and unconditionally guaranteed, on a joint and several basis, the Company’s obligations under the Senior Notes. The following consolidating schedules present the condensed financial information on a combined basis.

EXPRESS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

(Amounts in thousands)

(Unaudited)

	October 30, 2010
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Asset
Current assets
Cash and cash equivalents	$1,686	$80,094	$—	$—	$—	$81,780
Receivables, net	—	7,104	—	—	—	7,104
Inventories	—	240,333	—	—	—	240,333
Prepaid minimum rent	—	21,696	—	—	—	21,696
Intercompany receivable	—	8,752	17,083	—	(25,835)	—
Other	25	17,114	—	—	—	17,139

Total current assets	1,711	375,093	17,083	—	(25,835)	368,052

Property and equipment, net	—	215,890	—	—	—	215,890
Tradename/domain name	—	197,414	—	—	—	197,414
Investment in subsidiary	136,563	3,030	—	130,245	(269,838)	—
Deferred tax asset	968	28,171	—	4	—	29,143
Other assets	—	22,711	—	—	—	22,711

Total assets	$139,242	$842,309	$17,083	$130,249	$(295,673)	$833,210

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$76,178	$—	$—	$—	$76,178
Deferred revenue	—	15,829	—	—	—	15,829
Accrued bonus	—	3,864	—	—	—	3,864
Accrued expenses	(43)	74,842	14,053	(6,314)	—	82,538
Accounts payable and accrued expenses—related parties	—	96,513	—	—	—	96,513
Intercompany payable	8,752	17,083	—	—	(25,835)	—

Total current liabilities	8,709	284,309	14,053	(6,314)	(25,835)	274,922

Long-term debt	—	366,389	—	—	—	366,389
Other long-term liabilities	154	61,366	—	—	—	61,520

Total liabilities	8,863	712,064	14,053	(6,314)	(25,835)	702,831

Commitments and Contingencies (Note 14)

Total stockholders’ equity	130,379	130,245	3,030	136,563	(269,838)	130,379

Total liabilities and stockholders’ equity	$139,242	$842,309	$17,083	$130,249	$(295,673)	$833,210

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

Commitments and Contingencies (Note 14)

Total stockholders’ equity	141,453	448,030	2,831	141,281	(592,142)	141,453

Total liabilities and stockholders’ equity	$142,352	$868,877	$23,972	$451,323	$(616,970)	$869,554

15. Guarantor Subsidiaries (continued)

EXPRESS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Amounts in thousands)

(Unaudited)

	Thirteen Weeks Ended October 30, 2010
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$450,577	$—	$—	$—	$450,577
Cost of goods sold, buying and occupancy costs	—	286,254	—	—	—	286,254

Gross profit	—	164,323	—	—	—	164,323
General, administrative, and store operating expenses	322	111,042	(55)	—	—	111,309
Other operating expense, net	—	799	—	—	—	799

Operating income (loss)	(322)	52,482	55	—	—	52,215
Interest expense	—	7,570	—	—	—	7,570
(Income) loss in subsidiary	(26,622)	(55)	—	(26,650)	53,327	—
Other income, net	—	(63)	—	—	—	(63)

Income (loss) before income taxes	26,300	45,030	55	26,650	(53,327)	44,708
Income tax expense (benefit)	(1)	18,380	—	28	—	18,407

Net income (loss)	$26,301	$26,650	$55	$26,622	$(53,327)	$26,301

EXPRESS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Amounts in thousands)

(Unaudited)

	Thirteen Weeks Ended October 31, 2009
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$426,046	$—	$—	$—	$426,046
Cost of goods sold, buying and occupancy costs	—	280,700	—	—	—	280,700

Gross profit	—	145,346	—	—	—	145,346
General, administrative, and store operating expenses	—	101,045	(51)	25	—	101,019
Other operating expense, net	—	3,070	—	—	—	3,070

Operating income	—	41,231	51	(25)	—	41,257
Interest expense	—	2,328	—	11,029	—	13,357
(Income) loss in subsidiary	(28,467)	(51)	—	(39,506)	68,024	—
Other income, net	—	(897)	—	—	—	(897)

Income (loss) before income taxes	28,467	39,851	51	28,452	(68,024)	28,797
Income tax expense (benefit)	—	345	—	(15)	—	330

Net income (loss)	$28,467	$39,506	$51	$28,467	$(68,024)	$28,467

15. Guarantor Subsidiaries (continued)

EXPRESS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Amounts in thousands)

(Unaudited)

	Thirty-Nine Weeks Ended October 30, 2010
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$1,284,316	$—	$—	$—	$1,284,316
Cost of goods sold, buying and occupancy costs	—	832,770	—	—	—	832,770

Gross profit	—	451,546	—	—	—	451,546
General, administrative, and store operating expenses	2,462	322,914	(198)	(23)	—	325,155
Other operating expense, net	—	17,841	—	3	—	17,844

Operating income (loss)	(2,462)	110,791	198	20	—	108,547
Interest expense	—	22,716	—	28,983	—	51,699
(Income) loss in subsidiary	(81,336)	(198)	—	(104,324)	185,858	—
Other income, net	—	(1,980)	—	—	—	(1,980)

Income (loss) before income taxes	78,874	90,253	198	75,361	(185,858)	58,828
Income tax expense (benefit)	(102)	(14,071)	—	(5,975)	—	(20,148)

Net income (loss)	$78,976	$104,324	$198	$81,336	$(185,858)	$78,976

EXPRESS, INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Amounts in thousands) (Unaudited)

	Thirty-Nine Weeks Ended October 31, 2009
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$1,174,227	$—	$—	$—	$1,174,227
Cost of goods sold, buying and occupancy costs	—	813,998	—	—	—	813,998

Gross profit	—	360,229	—	—	—	360,229
General, administrative, and store operating expenses	19	285,368	(176)	48	—	285,259
Other operating expense, net	—	6,514	—	—	—	6,514

Operating income (loss)	(19)	68,347	176	(48)	—	68,456
Interest expense	—	7,434	—	32,770	—	40,204
(Income) loss in subsidiary	(29,329)	(176)	—	(61,986)	91,491	—
Other income, net	—	(1,981)	—	—	—	(1,981)

Income (loss) before income taxes	29,310	63,070	176	29,168	(91,491)	30,233
Income tax expense (benefit)	—	1,084	—	(161)	—	923

Net income (loss)	$29,310	$61,986	$176	$29,329	$(91,491)	$29,310

EXPRESS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Thirty-Nine Weeks Ended October 30, 2010
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Operating Activities
Net cash provided by (used in) operating activities	$5,996	$80,356	$—	$(35,495)	$—	$50,857

Investing Activities
Capital expenditures	—	(41,950)	—	—	—	(41,950)
Investment in subsidiary	(170,535)	—	—	(5,633)	176,168	—
Dividends received	261,000	—	—	432,153	(693,153)	—

Net cash provided by (used in) investing activities	90,465	(41,950)	—	426,520	(516,985)	(41,950)

Financing Activities
Borrowings under Senior Notes	—	246,498	—	—	—	246,498
Net proceeds from equity offering	166,898	—	—	—	—	166,898
Repayments of long-term debt arrangements	—	(938)	—	(300,000)	—	(300,938)
Costs incurred in connection with debt arrangements and Senior Notes	—	(11,564)	—	(560)	—	(12,124)
Costs incurred in connection with equity offering	(6,498)	—	—	—	—	(6,498)
Equity contributions	5,633	—	—	170,535	(176,168)	—
Repayment of notes receivable	—	5,633	—	—	—	5,633
Distributions	(261,000)	(432,153)	—	(261,000)	693,153	(261,000)

Net cash provided by (used in) financing activities	(94,967)	(192,524)	—	(391,025)	516,985	(161,531)

Net increase (decrease) in cash and cash equivalents	1,494	(154,118)	—	—	—	(152,624)
Cash and cash equivalents, beginning of period	192	234,212	—	—	—	234,404

Cash and cash equivalents, end of period	$1,686	$80,094	$—	$—	$—	$81,780

EXPRESS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Thirty-Nine Weeks Ended October 31, 2009
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Operating Activities
Net cash provided by (used in) operating activities	$—	$118,640	$—	$(31,356)	$—	$87,284

Investing Activities
Capital expenditures	—	(22,883)	—	—	—	(22,883)
Dividends received	—	—	—	37,537	(37,537)	—

Net cash provided by (used in) investing activities	—	(22,883)	—	37,537	(37,537)	(22,883)

Financing Activities
Repayments of short term debt arrangements	—	(75,000)	—	—	—	(75,000)
Repayments of long term debt arrangements	—	(937)	—	(6,181)	—	(7,118)
Repurchase of equity units	—	(3)	—	—	—	(3)
Distributions	—	(37,537)	—	—	37,537	—

Net cash provided by (used in) financing activities	—	(113,477)	—	(6,181)	37,537	(82,121)

Net decrease in cash and cash equivalents	—	(17,720)	—	—	—	(17,720)
Cash and cash equivalents, beginning of period	192	175,923	—	—	—	176,115

Cash and cash equivalents, end of period	$192	$158,203	$—	$—	$—	$158,395

16. Subsequent Events

On November 30, 2010, the Company’s Board of Directors (“Board”) approved a special dividend of $0.56 per share, totaling $50,000. The special dividend is expected to be paid on December 23, 2010 to shareholders of record at the close of business on December 16, 2010. In addition, the Board authorized debt reduction of up to $25,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Registration Statement on Form S-1 (File No. 333-170499) and our unaudited consolidated financial statements and the related notes included in Item 1 of this Quarterly Report. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors. See “Forward-Looking Statements.”

Overview

Our fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. All references herein to “2010” and “2009” represent the 52-week periods ended January 29, 2011 and January 30, 2010, respectively. All references herein to the “third quarter of 2010” and the “third quarter of 2009” represent the thirteen weeks ended October 30, 2010 and October 31, 2009, respectively.

Express is the sixth largest specialty retail brand of women’s and men’s apparel in the United States with 30 years of experience offering a distinct combination of fashion and quality for multiple lifestyle occasions at an attractive value, addressing fashion needs across work, casual, jeanswear, and going-out occasions. We currently operate 582 retail stores, located primarily in high-traffic shopping malls, lifestyle centers, and street locations across the United States and in Puerto Rico, and also distribute products through our e-commerce website, express.com.

In the third quarter of 2010, we experienced a 2% increase in comparable store sales, a 57% increase in e-commerce merchandise sales, a 240 basis point improvement in gross margin, or gross profit as a percentage of net sales, and a 27% increase in operating income compared to the comparable period of 2009. Our results continue to validate the strength of our extensive testing program, along with outstanding execution of our key growth strategies of store productivity and profitability, opening new stores, e-commerce growth, and international expansion.

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

Gross Profit. Gross profit is equal to net sales minus cost of goods sold, buying and occupancy costs. Gross margin measures gross profit as a percentage of net sales. Cost of goods sold, buying and occupancy costs includes the direct cost of purchased merchandise, inventory shrinkage, inventory adjustments, inbound freight to our distribution center, outbound freight to get merchandise from our distribution center to stores, merchandising, design, planning and allocation, and manufacturing/production costs, occupancy costs related to store operations, such as rent and common area maintenance, utilities, and depreciation on assets, and all logistics costs associated with our e-commerce business.

Our cost of goods sold, buying and occupancy costs increase in higher volume quarters because these expenses are directly tied to sales. Buying and occupancy costs are largely fixed and do not necessarily increase as volume increases. Changes in the mix of our products, such as changes in the proportion of accessories, which are higher margin, may also impact the overall cost of goods sold, buying and occupancy costs. We review our inventory levels on an ongoing basis in order to identify slow-moving merchandise and generally use markdowns to clear such merchandise. The timing and level of markdowns are driven primarily by seasonality and customer acceptance of our merchandise. We use a third party vendor to dispose of marked-out-of-stock merchandise which, in turn, is sold to third party discounters. The primary cost drivers of individual merchandise goods are the raw materials, labor in the countries where merchandise is sourced, and freight associated with transporting our merchandise.

General, Administrative, and Store Operating Expenses. General, administrative, and store operating expenses include all operating costs not included in cost of goods sold, buying and occupancy costs, with the exception of costs such as advisory fees, proceeds received from insurance claims, and gain/loss on disposal of assets, which are included in other operating expense, net. These costs include payroll and other expenses related to operations at our home office, store expenses other than occupancy, and marketing expenses, which primarily include production, mailing, and print advertising costs. With the exception of store payroll and marketing, these expenses generally do not vary proportionally with net sales. As a result, general, administrative, and store operating expenses as a percentage of net sales is usually higher in lower volume quarters and lower in higher volume quarters.

Other Operating Expense, Net. Other operating expense, net includes proceeds received from insurance claims and gain/loss on disposal of assets. Other operating expense, net also includes advisory fees paid to Golden Gate and Limited Brands under the terms of the Advisory Agreement and LLC Agreement, respectively, for the periods in which these fees were incurred. In connection with the IPO and Reorganization, the Advisory Agreement with Golden Gate and the LLC Agreement with Limited Brands were terminated effective May 12, 2010, and therefore the costs related to these agreements have been eliminated subsequent to the IPO. Changes in other operating expense, net primarily consist of fees related to the Advisory Agreement and the LLC Agreement, including termination fees.

Results of Operations

The Third Quarter of 2010 Compared to the Third Quarter of 2009

The table below sets forth the various line items in the Consolidated Statements of Income as a percentage of net sales for the third quarter of 2010 and the third quarter of 2009. Due to seasonal variations in the retail industry, the results of operations for any current period are not necessarily indicative of the results expected for the full year or of future financial results. The seasonality of our operations may also lead to significant fluctuations in certain asset and liability accounts.

	Percentage of Net Sales Thirteen Weeks Ended
	October 30, 2010	October 31, 2009
Net sales	100%	100%
Cost of goods sold, buying and occupancy costs	64%	66%
Gross profit	36%	34%
General, administrative, and store operating expenses	25%	24%
Other operating expense, net	0%	1%
Operating income	12%	10%
Interest expense	2%	3%
Other income, net	(0)%	(0)%
Income before income taxes	10%	7%
Income tax expense	4%	0%
Net income	6%	7%

Net Sales

	Thirteen Weeks Ended
	October 30, 2010	October 31, 2009
Net sales (in thousands)	$450,577	$426,046
Comparable store sales percentage increase / (decrease) (a)	2%	(1)%
Net sales per average gross square foot (b)	$82.46	$79.95
Total store square footage at end of period (in thousands) (b)	5,051	5,044
Number of:
Stores open at beginning of period	577	580
New stores	5	2
Closed stores	—	(1)

Stores open at end of period	582	581

(a)	Comparable store sales are calculated based upon stores that were open at least thirteen full months as of the end of the reporting period. A store with a square footage change of more than 20% is not considered a comparable store for the first year following its reopening.
(b)	Net sales per average gross square foot is determined by dividing net sales (excluding e-commerce sales, shipping and handling revenue, gift card breakage, and royalties) for the period by average gross square feet during the period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.

Net sales increased from $426.0 million in the third quarter of 2009 to $450.6 million in the third quarter of 2010, a 6% increase. Comparable store sales increased by $8.9 million, or 2%, in the third quarter of 2010 compared to the comparable period in the prior year. The comparable stores growth was driven by an increase in transactions and growth in average dollar sales during the period. Sales growth for the third quarter of 2010 was also attributable to the continued growth in e-commerce and the opening of a net nine new stores during the first three quarters of 2010. Online merchandise sales for the quarter (which are not included in comparable store sales) increased 57% to $32.4 million. Other revenue totaled $3.9 million in the third quarter of 2010, an increase of $1.2 million, compared to other revenue of $2.7 million in the third quarter of 2009, primarily as a result of more shipping and handling revenue related to e-commerce merchandise sales growth.

Gross Profit

The following table shows cost of sales and gross profit in dollars for the stated periods:

	Thirteen Weeks Ended
	October 30, 2010	October 31, 2009
	(in thousands)
Cost of goods sold, buying and occupancy costs	$286,254	$280,700
Gross profit	$164,323	$145,346

The 240 basis point improvement in gross margin, or gross profit as a percentage of net sales, for the third quarter of 2010 compared to the third quarter of 2009 period primarily reflected higher full-priced merchandise sales and less markdown activity. We believe this is driven by our evolving go-to-market strategy, which is designed to reduce markdowns and inventory risk through increased product testing, more informed inventory buys, and chasing into proven styles.

General, Administrative, and Store Operating Expenses

The following table shows general, administrative, and store operating expenses in dollars for the stated periods:

	Thirteen Weeks Ended
	October 30, 2010	October 31, 2009
	(in thousands)
General, administrative, and store operating expenses	$111,309	$101,019

The $10.3 million increase in general, administrative, and store operating expenses in the third quarter of 2010 compared to the third quarter of 2009 was driven by a $4.1 million increase in marketing expense as a result of additional investments in brand development and print advertising to heighten awareness and maximize the strength of our brand, including continued testing of local advertising in key markets such as New York, Chicago, and Los Angeles, a $2.1 million increase in professional fees primarily related to new public company costs, and a $1.9 million increase in payroll costs associated with additional information technology and e-commerce headcount and a higher tax and fringe rate due to the reinstatement of Company contributions to the 401(K) and retirement plans.

Other Operating Expense, Net

The following table shows other operating expense, net in dollars for the stated periods:

	Thirteen Weeks Ended
	October 30, 2010	October 31, 2009
	(in thousands)
Other operating expense, net	$799	$3,070

Other operating expense, net previously consisted primarily of fees paid to GGC and LBI under the Advisory Agreement and LLC Agreement, respectively. The $2.3 million decrease in the third quarter of 2010 compared to the third quarter of 2009 was due primarily to the termination of the Advisory Agreement and LLC Agreement with GGC and LBI, respectively, upon completion of our IPO on May 18, 2010.

Interest Expense

The following table shows interest expense in dollars for the stated periods:

	Thirteen Weeks Ended
	October 30, 2010	October 31, 2009
	(in thousands)
Interest expense	$7,570	$13,357

Interest expense includes various charges, including amortization of debt issuance costs, amortization of debt discount, and prepayment penalties on the early extinguishment of debt. The $5.8 million decrease in the third quarter of 2010 compared to the third quarter of 2009 resulted primarily from lower principal balances and interest rates during the third quarter of 2010 compared to the third quarter of 2009. This was driven by early repayment of the Topco Term C Loan at a 14.5% interest rate in the first quarter of 2010 using proceeds from the Senior Notes offering and early repayment of the Topco Term B Loan at a 13.5% interest rate in the second quarter of 2010 using proceeds from the IPO, partially offset with the Senior Notes offering at an 8.75% interest rate.

Other Income, Net

The following table shows other income, net in dollars for the stated periods:

	Thirteen Weeks Ended
	October 30, 2010	October 31, 2009
	(in thousands)
Other income, net	$(63)	$(897)

Other income, net primarily included the change in fair market value of our interest rate swap. The decrease in the third quarter of 2010 compared to the third quarter of 2009 was due to the termination of the interest rate swap on August 6, 2010.

Income Tax Expense (Benefit)

The effective income tax rate increased significantly as a result of the Company becoming subject to taxation as a corporation, effective May 2, 2010. In the third quarter of 2009 the Company was treated as a partnership for tax purposes, and therefore generally was not subject to income taxes.

Thirty-Nine Weeks Ended October 30, 2010 Compared to Thirty-Nine Weeks Ended October 31, 2009

The table below sets forth the various line items in the Consolidated Statements of Income as a percentage of net sales for the thirty-nine weeks ended October 30, 2010 and the thirty-nine weeks ended October 31, 2009. Due to seasonal variations in the retail industry, the results of operations for any current period are not necessarily indicative of the results expected for the full year or of future financial results. The seasonality of our operations may also lead to significant fluctuations in certain asset and liability accounts.

	Percentage of Net Sales Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009
Net sales	100%	100%
Cost of goods sold, buying and occupancy costs	65%	69%
Gross profit	35%	31%
General, administrative, and store operating expenses	25%	24%
Other operating expense, net	1%	1%
Operating income	8%	6%
Interest expense	4%	3%
Other income, net	(0)%	(0)%
Income before income taxes	5%	3%
Income tax expense (benefit)	(2)%	0%
Net income	6%	2%

Net Sales

	Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009
Net sales (in thousands)	$1,284,316	$1,174,227
Comparable store sales percentage increase / (decrease) (a)	6%	(10)%
Net sales per average gross square foot (b)	$237.07	$220.85
Total store square footage at end of period (in thousands) (b)	5,051	5,044
Number of:
Stores open at beginning of period	573	581
New stores	14	6
Closed stores	(5)	(6)

Stores open at end of period	582	581

(a)	Comparable store sales are calculated based upon stores that were open at least thirteen full months as of the end of the reporting period. A store with a square footage change of more than 20% is not considered a comparable store for the first year following its reopening.
(b)	Net sales per average gross square foot is determined by dividing net sales (excluding e-commerce sales, shipping and handling revenue, gift card breakage, and royalties) for the period by average gross square feet during the period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.

Net sales increased from $1,174.2 million in the thirty-nine weeks ended October 31, 2009 to $1,284.3 million in the thirty-nine weeks ended October 30, 2010, a 9% increase. Comparable store sales increased by $69.8 million, or 6%, for the thirty-nine weeks ended October 30, 2010 compared to the comparable period in the prior year. The comparable stores growth was driven by an increase in transactions and growth in average dollar sales during the period. Sales growth for the thirty-nine weeks ended October 30, 2010 was also attributable to the continued growth in e-commerce sales and the opening of a net nine new stores during 2010. Online merchandise sales for the thirty-nine weeks ended October 30, 2010 (which are not included in comparable store sales) increased 58% to $87.0 million. Other revenue was $11.4 million for the thirty-nine weeks ended October 30, 2010, an increase of $3.6 million, compared to other revenue of $7.8 million for the comparable period in 2009, primarily as a result of more shipping and handling revenue related to e-commerce merchandise sales growth.

Gross Profit

The following table shows cost of sales and gross profit in dollars for the stated periods:

	Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009
	(in thousands)
Cost of goods sold, buying and occupancy costs	$832,770	$813,998
Gross profit	$451,546	$360,229

The 450 basis point improvement in gross margin , or gross profit as a percentage of net sales, for the thirty-nine weeks ended October 30, 2010 compared to the comparable 2009 period primarily reflected higher full-priced merchandise sales and less markdown activity. We believe this is driven by our evolving go-to-market strategy, which is designed to reduce markdowns and inventory risk through increased product testing, more informed inventory buys, and chasing into proven styles.

General, Administrative, and Store Operating Expenses

The following table shows general, administrative, and store operating expenses in dollars for the stated periods:

	Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009
	(in thousands)
General, administrative, and store operating expenses	$325,155	$285,259

The $39.9 million increase in general, administrative, and store operating expenses in the thirty-nine weeks ended October 30, 2010 compared to the comparable 2009 period was driven by a $12.8 million increase in payroll costs primarily associated with additional information technology and e-commerce headcount, stock compensation expense due to accelerated vesting, and higher tax and fringe rate due to the reinstatement of the company contributions for the 401(K) and retirement plans, a $12.7 million increase in marketing expense as a result of additional investments in brand development and print advertising to heighten awareness and maximize the strength of our brand, $2.7 million in costs related to the Senior Notes offering completed on March 5, 2010 and the IPO completed on May 18, 2010, and a $2.1 million increase in professional fees primarily related to new public company costs.

Other Operating Expense, Net

The following table shows other operating expense, net in dollars for the stated periods:

	Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009
	(in thousands)
Other operating expense, net	$17,844	$6,514

Other operating expense, net related primarily to fees paid to GGC and LBI under the Advisory Agreement and LLC Agreement, respectively. The $11.3 million increase for the thirty-nine weeks ended October 30, 2010 compared to the comparable period in 2009 was driven by the $10.0 million fee paid to GGC and $3.3 million fee paid to LBI to terminate the Advisory Agreement and LLC Agreement, respectively, upon completion of our IPO on May 18, 2010. This increase was partially offset by the fact that, as a result of these terminations, no costs were incurred in the third quarter of 2010 related to these agreements. Fees under both the Advisory Agreement with GGC and LLC Agreement with LBI were incurred during the thirty-nine weeks ended October 31, 2009.

Interest Expense

The following table shows interest expense in dollars for the stated periods:

	Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009
	(in thousands)
Interest expense	$51,699	$40,204

Interest expense includes various charges, including amortization of debt issuance costs, amortization of debt discount, and prepayment penalties on the early extinguishment of debt. The $11.5 million increase during the thirty-nine weeks ended October 30, 2010 compared to the comparable period in 2009 resulted primarily from the $20.8 million loss on extinguishment of debt associated with the Topco Term C Loan and Topco Term B Loan early repayments in the first quarter of 2010 and second quarter of 2010, respectively, partially offset by $9.4 million lower interest expense on the Senior Notes at an interest rate of 8 3/4% versus the Topco Term C and Term B Loans at an interest rate of 14.5% and 13.5%, respectively.

Other Income, Net

The following table shows other income, net in dollars for the stated periods:

	Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009
	(in thousands)
Other income, net	$(1,980)	$(1,981)

Other income, net primarily included the change in the fair market value of our interest rate swap, which was terminated on August 6, 2010.

Income Tax Expense (Benefit)

The effective income tax rate fluctuated significantly due to a one-time non-cash tax benefit of $31.8 million, which was recorded as a result of the Company becoming subject to taxation as a corporation, effective May 2, 2010, in connection with its conversion to a corporation. The Company was previously treated as a partnership for tax purposes through May 1, 2010, and, therefore, generally was not subject to federal income taxes. The one-time non-cash benefit of $31.8 million was partially offset by the income tax expense on the Company’s earnings for the second and third quarters at an effective rate of 40.9%, excluding discrete items recorded.

Adjusted Net Income and Adjusted Earnings Per Diluted Share

We supplement the reporting of our financial information determined under U.S. generally accepted accounting principles (GAAP) with certain non-GAAP financial measures: adjusted net income and adjusted earnings per diluted share. We believe that these non-GAAP measures provide meaningful information to assist shareholders in understanding our financial results and assessing our prospects for future performance. Management believes adjusted net income and adjusted earnings per diluted share are important indicators of our operations because it excludes items that may not be indicative of, or are unrelated to, our core operating results, and provide a baseline for analyzing trends in our underlying business. Because adjusted net income and adjusted earnings per share are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported net income and earnings per diluted share. These non-GAAP financial measures reflect an additional way of viewing an aspect of our operations that, when viewed with our GAAP results and the below reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of our business. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not rely on any single financial measure.

The tables below reconcile the non-GAAP financial measures, actual and projected adjusted net income and actual and projected adjusted earnings per diluted share, with the most directly comparable GAAP financial measures, actual and projected reported net income and actual and projected reported earnings per diluted share.

	Thirteen Weeks Ended October 30, 2010
	Net Income	Earnings per Diluted Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$26,301	$0.30	88,680
Anticipated Secondary Offering Costs (a)*	102	—

Adjusted Non-GAAP Measure	$26,403	$0.30

	Thirty-Nine Weeks Ended October 30, 2010
	Net Income	Earnings per Diluted Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$78,976	$0.93	85,173
Transaction and Anticipated Secondary Offering Costs (a)(b)*	2,446	0.03
Advisory/LLC Fees (c)*	8,013	0.09
Interest Expense (d)*	15,259	0.18
Non-Cash Tax Benefit (e)	(31,807)	(0.37)

Adjusted Non-GAAP Measure	$72,887	$0.86

a.	Includes transaction costs related to the anticipated secondary offering of shares
b.	Includes transaction costs related to the Senior Notes offering, initial public offering, and anticipated secondary offering of shares
c.	Includes fees paid to Golden Gate Capital and Limited Brands, Inc. for terminating advisory arrangements
d.	Includes prepayment penalty and accelerated amortization of debt financing costs and debt discount related to the early repayment of the Topco Term B Loan and Topco Term C Loan
e.	Represents one-time non-cash tax benefit in connection with the conversion to a corporation

*	Items were tax affected at 1.2% for the thirteen weeks ended May 1, 2010 and at our statutory rate of 39.9% for the thirteen weeks ended July 31, 2010 and October 30, 2010

EBITDA and Adjusted EBITDA

The following table presents EBITDA and Adjusted EBITDA for the stated periods:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
	(in thousands)
EBITDA	$68,459	$58,242	$159,375	$123,502
Adjusted EBITDA	$74,593	$66,415	$196,779	$145,129

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

EBITDA and Adjusted EBITDA are not measures of our financial performance or liquidity under GAAP and should not be considered as alternatives to net income as a measure of operating performance, cash flows from operating activities as a measure of liquidity, or any other performance measure derived in accordance with GAAP. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments, and debt service requirements. EBITDA and Adjusted EBITDA contain certain other limitations, including the failure to reflect our cash expenditures, cash requirements for working capital needs, and cash costs to replace assets being depreciated and amortized, and exclude certain non-recurring charges that may occur in the future. Management compensates for these limitations by relying primarily on our GAAP results and by using EBITDA and Adjusted EBITDA only supplementally. Our measures of EBITDA and Adjusted EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

The following table presents a reconciliation of the differences between EBITDA and Adjusted EBITDA to net income, the most directly comparable GAAP financial measure, for the stated periods.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
	(in thousands)
Net income	$26,301	$28,467	$78,976	$29,310
Depreciation and amortization	16,192	16,318	48,860	53,470
Interest expense, net (a)	7,559	13,127	51,687	39,799
Income tax expense	18,407	330	(20,148)	923

EBITDA	68,459	58,242	159,375	123,502
Non-cash deductions, losses, charges (b)	4,824	4,225	10,578	8,794
Non-recurring expenses (c)	—	1,127	2,090	3,807
Transaction expenses (d)	—	236	2,628	1,443
Permitted Advisory Agreement fees and expenses (e)	—	2,279	12,752	4,725
Non-cash expense related to equity incentives	841	506	4,411	1,510
Other adjustments allowable under our existing credit agreements (f)	469	(200)	4,945	1,348

Adjusted EBITDA	$74,593	$66,415	$196,779	$145,129

(a)	Includes interest income at Express, Inc. and also includes amortization of debt issuance costs, amortization of debt discount, and loss on extinguishment of debt.
(b)	Adjustments made to reflect the net impact of non-cash expense items such as non-cash rent and expense associated with the change in fair value of our interest rate swap.
(c)	Primarily includes expenses related to the development of standalone IT systems in connection with the termination of our transition services agreement with LBI.
(d)	Represents costs incurred related to items such as the issuance of stock, recapitalizations, and incurrence of permitted indebtedness.
(e)	Includes on-going consulting and management services provided by GGC pursuant to the Advisory Agreement entered into in connection with the GGC Acquisition.
(f)	Reflects adjustments permitted under our existing credit agreements, including advisory fees paid to LBI under the LLC Agreement.

Liquidity and Capital Resources

Our business relies on cash flows from operations as our primary source of liquidity. We do, however, have access to additional liquidity, if needed, through our existing Credit Facility. Our primary cash needs are for merchandise inventories, payroll, store rent, capital expenditures associated with opening new stores and updating existing stores, and information technology. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, accounts payable, and other current liabilities. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within a few days of the related sale and have up to 75 days to pay certain merchandise vendors and 45 days to pay the majority of our non-merchandise vendors. In March of 2010, we used the net proceeds from the Senior Notes offering, together with cash on hand of $153.8 million, to prepay our Topco Term C Loan, including the related prepayment penalty and accrued interest and to make a distribution of $230.0 million to our equity holders. In May 2010, we received $166.9 million (excluding underwriting discount) in net proceeds from our IPO. These proceeds were used to prepay our Topco Term B Loan, including the related prepayment penalty and accrued interest. As of October 30, 2010, we had cash and cash equivalents of approximately $81.8 million and $196.4 million of availability under the Credit Facility. Our working capital is seasonal as a result of building up inventory for the next selling season and, as a result, our cash and cash equivalents during the spring are usually lower when compared to the rest of our fiscal year. Our cash balance generally increases during the summer selling season, and then increases further during the fall and holiday seasons. As our cash and inventory balances increase during the summer, fall, and holiday seasons, our borrowing base under our Credit Facility increases. We believe that cash generated from operations and the availability of borrowings under our Credit Facility or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures, and scheduled debt payments for at least the next twelve months.

Cash Flow Analysis

A summary of operating, investing, and financing activities are shown in the following table:

	Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009
	(in thousands)
Net cash provided by operating activities	$50,857	$87,284
Net cash used in investing activities	(41,950)	(22,883)
Net cash used in financing activities	(161,531)	(82,121)

Net Cash Provided By Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, and the effect of working capital changes. Net cash provided by operating activities was $50.9 million for the thirty-nine weeks ended October 30, 2010 compared to $87.3 million for the comparable period of 2009. During the thirty-nine weeks ended October 30, 2010, we had the following significant cash outflows: 1) $13.3 million in one-time fees related to the termination of the advisory arrangements with GGC and LBI and 2) $12.0 million in prepayment penalties related to the prepayment of the Topco Term B and Term C Loans. In addition we had cash outflows related to changes in working capital primarily related to an increase in inventories of $68.6 million to support our sales growth. Further, we had a $32.4 million non-cash gain related to an increase in deferred tax assets as a result of the Company’s conversion to a corporation and an $8.8 million non-cash loss on extinguishment of debt related to the prepayment of the Topco Term B and Term C Loans.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth (new store openings), store maintenance (remodels, conversions to a dual gender format, visual, fixtures, heating, ventilation and air conditioning improvements, and gates), and non-store maintenance (information technology and expenses associated with operations at our home office).

Capital expenditures were $42.0 million during the thirty-nine weeks ended October 30, 2010, a $19.1 million increase compared to $22.9 million during the thirty-nine weeks ended October 31, 2009. Capital expenditures, gross of landlord allowances, attributed to the opening of new stores, store remodels, and store conversions to a dual gender format totaled $19.2 million during the thirty-nine weeks ended October 30, 2010 and $10.3 million during the thirty-nine weeks ended October 31, 2009. The remaining capital expenditures in each period relate primarily to investments in store fixtures, heating, ventilation and air conditioning improvements, gates, information technology, and investments in the operations at our home office.

Management expects capital expenditures for 2010 to be approximately $57.0 million to $63.0 million, including landlord allowances, with the increase compared to 2009 driven by new store openings and the final phase of our information technology transition from LBI, which relates primarily to point-of-sale and customer marketing database investments. Landlord allowances related to 2010 capital expenditures are expected to be approximately $9.0 to $11.0 million.

Net Cash Used in Financing Activities

Financing activities consist primarily of borrowings and repayments related to our Holding and Topco Term Loans, our Credit Facility, and our Senior Notes, as well as distributions to our equity holders and fees and expenses paid in connection with our debt arrangements and IPO.

Net cash used by financing activities was $161.5 million during the thirty-nine weeks ended October 30, 2010. This use of cash included $261.0 million in distributions to equity holders, including a $31.0 million tax distribution in the second quarter of 2010, repayments of $300.0 million for borrowings under our Topco Term C and Term B Loans, and $18.6 million in costs incurred in connection with our debt arrangements and Senior Notes offering and IPO. These uses were offset by net proceeds of $246.5 million (net of original issuance discount) received from the Senior Notes offering and $166.9 million (net of underwriters’ discount) received from the IPO. This compares to $82.1 million in net cash used by financing activities for the thirty-nine weeks ended October 31, 2009 . This use of cash was primarily related to the repayment of $75.0 million borrowed under our Credit Facility and $7.1 million of repayments related primarily to the accrued paid-in-kind interest on our Topco Term C Loan.

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

On February 5, 2010, Holding and Express entered into an amendment to the Credit Facility that became effective March 5, 2010 in connection with issuing the Senior Notes. The amendment, among other things, (1) permitted the issuance of the Senior Notes and the guarantees thereof by Holding and its subsidiaries, (2) increased the applicable interest rate margins and unused line fee, (3) permitted a distribution by Express to allow Topco to prepay the Topco Term C Loan in its entirety (plus prepayment penalties and accrued and unpaid interest thereon) and permitted Parent to make a cash distribution to its equity holders in an aggregate amount equal to approximately $230.0 million, (4) permitted Express to pay distributions to allow Topco to make regularly scheduled interest payments on the Topco Term B Loan, and (5) permits Holding to own the equity interests of EFC, the co-issuer of the Senior Notes. We paid customary amendment fees to consenting lenders in connection with the amendment.

Borrowings under the Credit Facility bear interest at a rate equal to LIBOR plus an applicable margin rate or the higher of The Wall Street Journal’s prime lending rate and 0.50% per annum above the federal funds rate, plus an applicable margin rate. The applicable margin rate is determined based on excess availability as determined with reference to our borrowing base. Prior to the effectiveness of the amendment described above, the applicable margin rate for LIBOR-based advances was 1.25% per annum or 1.00% if excess availability was $100.0 million or greater, and for base rate-based advances was 0.25% per annum or 0.00% if excess availability was $100.0 million or greater. As a result of the amendment described above, effective March 5, 2010, the applicable margin rate for LIBOR-based advances is 2.25% per annum or 2.00% if excess availability is $100.0 million or greater, and for base rate-based advances is 1.25% per annum or 1.00% if excess availability is $100.0 million or greater. The borrowing base components are 90% of credit card receivables plus 85% of the liquidation value of eligible inventory, less certain reserves. At the end of 2008, we borrowed $75.0 million under the Credit Facility, which was reflected as a current liability on our balance sheet. This amount was paid in full during the first quarter of 2009. We had no borrowings outstanding as of October 30, 2010.

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

Prior to the effectiveness of the amendment described above, the Credit Facility required us to maintain a fixed charge coverage ratio of 1.00 to 1.00 if excess availability plus eligible cash collateral was less than $20.0 million. This amount was raised to $30.0 million as part of the amendment noted above. Our excess availability was $196.4 million as of October 30, 2010. We were not subject to this covenant as of October 30, 2010 because excess availability plus eligible cash collateral was greater than $30.0 million.

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

On February 5, 2010, Holding and Express entered into an amendment to the Holding Term Loan that became effective March 5, 2010 in connection with issuing the Senior Notes. The amendment, among other things, (1) permitted the issuance of the Senior Notes and the guarantees thereof by Holding and its subsidiaries, (2) increased the applicable interest rate margins (subject to a further increase in the event Express’ corporate family rating is not B2 or better by Moody’s and Express’ corporate credit rating is not B or better by S&P), (3) permitted a distribution by Express to allow Topco to prepay the Topco Term C Loan under the Topco Term Loan in its entirety (plus prepayment penalties and accrued and unpaid interest thereon) and permitted Parent to make a cash distribution to its equity holders in an aggregate amount equal to approximately $230.0 million, (4) permitted Express to pay distributions to allow Topco to make regularly scheduled interest payments on the Topco Term B Loan, and (5) permits Holding to own the equity interests of EFC, the co-issuer of the Senior Notes. We paid customary fees to consenting lenders in connection with the amendment.

The applicable margin rate is determined by Holding’s leverage ratio of consolidated debt for borrowed money (net of cash and cash equivalents provided that, after giving effect to the amendment described below, no more than $75.0 million of cash and cash equivalents may be netted against consolidated debt for borrowed money for this purpose), including amounts drawn under letters of credit and any synthetic debt, to Adjusted EBITDA (“Leverage Ratio”), in effect on the first day of each interest period with respect to LIBOR-based advances and by the Leverage Ratio in effect from time to time with respect to base rate-based advances. Prior to the effectiveness of the amendment described above, the applicable margin rate for LIBOR-based advances was 2.75% per annum or 2.50% if the Leverage Ratio was less than 1.00 to 1.00, and for base rate-based advances was 1.75% per annum or 1.50% if the Leverage Ratio was less than 1.00 to 1.00. As a result of the amendment described above, effective March 5, 2010, the applicable margin rate for LIBOR-based advances is 4.25% per annum or 4.00% if the Leverage Ratio is less than 1.00 to 1.00, and for base rate-based advances is 3.25% per annum or 3.00% if the Leverage Ratio is less than 1.00 to 1.00; additionally, these rates may be further increased by 50 basis points per annum in the event that Express fails to maintain, at the time of determination, a corporate family rating of B2 or better by Moody’s and a corporate credit rating of B or better by S&P. As of October 30, 2010, the interest rate under the Holding Term Loan was 4.68%.

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

The Holding Term Loan also requires that Holding maintains a Leverage Ratio for the most recently completed reporting period (last four consecutive fiscal quarters as of the end of each quarter) of not more than 2.00 to 1.00 at the end of the first and second fiscal quarters of 2010; and 1.75 to 1.00 thereafter. Holding was in compliance with the covenant requirement as of October 30, 2010.

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

Senior Notes

On March 5, 2010, Express and EFC co-issued, in a private placement, $250.0 million of 8 3/4% Senior Notes due March 1, 2018 at an offering price of 98.599% of the face value. An affiliate of GGC purchased $50.0 million of Senior Notes. Interest on the Senior Notes is payable on March 1 and September 1 of each year beginning September 1, 2010. Net proceeds of $241.4 million (net of original issuance and underwriting discount) received from the Senior Notes offering were used to prepay $154.9 million related to the Topco Term C Loan (including principal, interest, and prepayment penalty), $85.2 million was used to make a cash distribution to its equity holders, and the remainder was used to pay related transaction fees and expenses, including $2.7 million to GGC for transaction fees. On March 10, 2010, we utilized the cash received from issuing the Senior Notes as well as cash on hand to pay a distribution of $230.0 million to our equity holders. In connection with issuing the Senior Notes, $10.8 million of costs were capitalized as debt issuance costs within other assets on the Consolidated Balance Sheets and will be amortized over the eight year term of the Senior Notes using the effective interest method.

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

In connection with the issuance of the Senior Notes, we entered into a registration rights agreement, which requires us to use commercially reasonable efforts to register notes having substantially identical terms as the Senior Notes with the SEC. On September 27, 2010, we completed an exchange of $200.0 million of the unregistered Senior Notes for registered Senior Notes having substantially identical terms as the unregistered Senior Notes. We intend to separately register the remaining $50.0 million of unregistered Senior Notes held by an affiliate of Golden Gate in accordance with the agreement.

Seasonality

Our business is seasonal. As a result, our net sales fluctuate from quarter to quarter, which often affects the comparability of our results between periods. Net sales are historically higher in the third and fourth quarters primarily due to early Fall selling patterns and impact of the holiday season. Generally, the annual sales split is approximately 45% for the Spring season (February through July) and 55% for the Fall season (August through January). Cash needs are typically higher in the first and third quarters due to inventory-related working capital requirements for early Fall and holiday selling periods. Our business is also subject, at certain times, to calendar shifts, which may occur during key selling periods close to holidays such as Easter, Thanksgiving, and Christmas, and regional fluctuations for events such as sales tax holidays.

Critical Accounting Policies

Management has determined that our most critical accounting policies are those related to revenue recognition, merchandise inventory valuation, long-lived assets valuation, claims and contingencies, income taxes, and stock-based compensation. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies discussed in our Registration Statement on Form S-1 (File No. 333-170499) dated November 9, 2010.

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

From July 6, 2007 to August 6, 2010, we were party to a receive variable/pay fixed interest rate swap to hedge our interest rate risk, on a notional principal amount of $75.0 million of the $125.0 million variable-rate Holding Term Loan. The interest rate swap agreement terminated on August 6, 2010. As of October 30, 2010, the weighted-average interest rate on the outstanding balance of our Holding Term Loan and Credit Facility was 4.68%. As of October 30, 2010, a 100 basis point change in interest rates would increase or decrease interest expense by approximately $1.2 million.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 30, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION.

ITEM 1.	LEGAL PROCEEDINGS.

Information relating to legal proceedings is set forth in Note 14 to our Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q and is incorporated here by reference.

ITEM 1A.	RISK FACTORS.

Our risk factors as of October 30, 2010 have not changed materially from those disclosed in our Registration Statement. The risk factors disclosed in our Registration Statement, in addition to the other information set forth in this Quarterly Report, could materially affect our business, financial condition or results.

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

Date: December 3, 2010	EXPRESS, INC.

	By:	/s/ Matthew C. Moellering
Matthew C. Moellering, Executive Vice President,
Chief Administrative Officer, Chief Financial Officer,
Treasurer and Secretary