Form 10-K
period 2011-01-29
EXPRESS, INC.
filed 2011-03-22
CIK 1483510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-34742

EXPRESS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	26-2828128
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Express Drive Columbus, Ohio	43230
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (614) 474-4001

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of July 31, 2010: $324,245,253.

The number of outstanding shares of the registrant’s common stock was 88,695,471 as of March 11, 2011.

DOCUMENT INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for the Annual Meeting of Stockholders, to be held on June 3, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates, and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including, but not limited to those under the heading “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10-K.

Those factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements included in this Annual Report on Form 10-K. Those risks and uncertainties, as well as other risks of which we are not aware or which we currently do not believe to be material, may cause our actual future results to be materially different than those expressed in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We do not undertake any obligation to make any revisions to these forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events, except as required by law, including the securities laws of the United States and rules and regulations of the Securities and Exchange Commission (“SEC”).

PART I

ITEM 1.	BUSINESS.

In this section, “Express”, “we”, “us,” and “our” refer to Express, Inc. together with its predecessors and its consolidated subsidiaries as a combined entity. Our fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. All references herein to “2010”, “2009”, and “2008” represent the 52-week periods ended January 29, 2011, January 30, 2010, and January 31, 2009, respectively.

General

Express is a nationally recognized specialty apparel and accessory retailer offering both women’s and men’s merchandise. With over 30 years of experience offering a distinct combination of style and quality at an attractive value, we believe we are a core shopping destination for our customers, and that we have developed strong brand awareness and credibility with them. We target an attractive and growing demographic of women and men between 20 and 30 years old. We offer our customers an edited assortment of fashionable apparel and accessories to address fashion needs across multiple aspects of their lifestyles, including work, casual, jeanswear, and going-out occasions. We opened our first store in 1980, in Chicago, Illinois as a division of Limited Brands, Inc. (“Limited Brands”) and launched our men’s apparel line in 1987, which was rebranded under the Structure name in 1989. In the mid 1990s, we experienced a period of rapid expansion, resulting in the operation of over 1,000 stores by the year 2000, including a women’s and men’s store in the same shopping center in many cases. In 2001, we began to consolidate our separate women’s and men’s stores into combined dual-gender stores under the Express brand. This conversion was largely completed in 2010. We believe our converted store model has resulted in higher store productivity and lower store expenses, leading to increased profitability. In 2007, Golden Gate Private Equity, Inc. (“Golden Gate”) acquired a majority stake in Express, LLC, our operating company, from Limited Brands (the “Golden Gate Acquisition”), and we began to operate as a stand-alone company. We have since completed numerous initiatives to strengthen our business, including largely completing the dual gender conversion discussed above, re-designing our go-to-market strategy, and launching our e-commerce platform, each of which we believe has improved our operating profits and positioned us well for future growth and profitability. Our transition to a stand-alone company culminated in our initial public offering (“IPO”) that was completed in May 2010.

In connection with our IPO in May 2010, we converted from a Delaware limited liability company into a Delaware corporation and changed our name from Express Parent LLC (“Express Parent”) to Express, Inc. (the “Company” or “Express”). As part of this conversion, all of the equity interests of Express Parent, which consisted of Class L, Class A, and Class C units, were converted into shares of our common stock at a ratio of 0.702, 0.649, and 0.442, respectively. In this Annual Report on Form 10-K, we refer to all of these events that occurred in connection with the IPO as the “Reorganization”. All share and per share information in the accompanying Consolidated Financial Statements and related Notes have been retrospectively recast to reflect this conversion. Throughout this Annual Report on Form 10-K, the term Express Parent refers to Express Parent LLC prior to the Reorganization, and to Express, Inc. after the Reorganization. The term “Express Topco” refers to Express Topco LLC, a Delaware limited liability company, and “Express Holding” refers to Express Holding, LLC, a Delaware limited liability company, each of which is one of our wholly-owned subsidiaries and, in each case, does not include any of its own subsidiaries.

As of January 29, 2011, we operated 591 stores. Our stores are located primarily in high-traffic shopping malls, lifestyle centers, and street locations across the United States and in Puerto Rico and average approximately 8,700 gross square feet. We also sell our products through our e-commerce website, express.com. Our stores and website are designed to create an exciting shopping environment that reflects the sexy, sophisticated, and social brand image that we seek to project. Our 2010 net sales were comprised of approximately 65% women’s merchandise and approximately 35% men’s merchandise. Our product assortment is a mix of core styles balanced with the latest fashions, a combination we believe our customers look for and value in our brand.

We report one segment, which includes the operation of our brick and mortar retail stores and the express.com e-commerce website, as this is the basis that we use to evaluate performance internally.

Competitive Strengths

We believe that our primary competitive strengths are as follows:

Established Lifestyle Brand. With over 30 years of brand heritage, we have developed a distinct and widely recognized brand that we believe fosters loyalty and credibility among our customers who look to us to provide the latest fashions and quality at an attractive value.

Attractive Market and Customer Demographic. According to the NPD Group, in the twelve months ended January 31, 2011 our brand represented approximately 6% of the $19 billion specialty apparel market for 18 to 30 year old women and men in the United States. During that period, this specialty apparel market accounted for 43% of the $43 billion total apparel market for 18 to 30 year old women and men in the United States. Our customer demographic is a growing segment of the United States population, and we believe that the Express brand appeals to a particularly attractive subset of this group who we believe spend a higher percentage of their budget on fashion compared to the broader population.

Sophisticated Design, Sourcing, and Merchandising Model. We believe that we have an efficient, diversified, and flexible supply chain that allows us to quickly identify and respond to trends and bring a tested assortment of products to our stores. We believe our model allows us to better meet customer needs and enables us to reduce inventory risk and improve product margins from reduced markdowns. We design our entire product assortment in our New York City design studio based on an extensive review of fashion trends, styles, fabrics, colors, and fits for the upcoming season. Our product testing processes allow us to test approximately three-quarters of our merchandise in select stores before placing orders for our broader store base. In addition, we assess sales data and new product development on a weekly basis in order to make in-season inventory adjustments where possible, which allows us to respond to the latest trends. We utilize a diversified network of third-party manufacturers located throughout the world that we believe allows us to source the high quality products that our customers demand at competitive prices.

Optimized Real Estate Portfolio. Our stores are located in high-traffic shopping malls, lifestyle centers, and street locations in 47 states across the United States, as well as in the District of Columbia and Puerto Rico, and are diversified across all regions. In the last ten years, we have largely completed the conversion of our store base into dual gender stores from separate men’s and women’s stores, reducing our square footage by approximately 30%. We have over 30 years of experience identifying and opening new stores. As a result of our strong brand and established retail presence, we have been able to acquire high-traffic locations in most retail centers in which we operate. Substantially all of our stores were profitable in 2010.

Proven and Experienced Team. Michael Weiss, our President and Chief Executive Officer, has more than 40 years of experience in the fashion industry and has served as our President for over 20 years. In addition, our senior management team has an average of 25 years of experience across a broad range of disciplines in the specialty retail industry, including design, sourcing, merchandising, and real estate. Experience and tenure with Express extends deep into our organization. For example, our district managers and store managers have been with Express for an average of ten years and seven years, respectively.

Growth Strategy

Key elements of our business and growth strategies include the following:

Improve Productivity of Our Retail Stores. We believe that the efforts we have taken over the last several years to optimize our store base through conversion to dual-gender stores and to improve our go-to-market strategy have positioned us well for future growth. We seek to grow our comparable sales and operating margins by executing the following initiatives:

•

Continue to Refine Our Go-to-Market Strategy. As we increase testing and refine our go-to-market strategy, we believe our in-store product assortment will be more appealing to our customers and will help us decrease markdowns and increase sales and product margins;

•

Recapture Market Share in Our Core Product Categories. Approximately six years ago, we shifted our product mix, which included a high percentage of tops, casual bottoms, and denim, to increase our focus on a more premium wear-to-work assortment. In the last several years we have re-focused on a broader lifestyle clothing mix consistent with our brand heritage. Based on our historical peak sales levels across product categories, we believe there is opportunity for us to recapture sales as our customers re-discover Express in certain product categories, specifically casual and party tops, dresses, and denim. We believe our efforts to deliver a clear and consistent brand message provides us with additional opportunities to increase sales in core categories that will allow us to return to historical volumes; and

•

Improve Profit Margins. We believe we have the opportunity to continue to improve margins through further efficiencies in sourcing and continued refinement of our merchandising strategy. We plan to leverage our infrastructure, corporate overhead, and fixed costs through our converted dual-gender store format.

Expand Our Store Base. While there has been significant growth in retail shopping centers during the last decade, we have focused on converting our existing store base to a dual-gender format and have opened few new stores over this time period. As a result, we believe there are numerous attractive, high-traffic locations that present opportunities for us to expand our store base. We currently plan to open an average of 30 stores across the United States and Canada over each of the next five years, which represents annual store growth of approximately 3-5%, with slightly less than 30 stores in the earlier years and slightly more than 30 stores in the later years.

Expand Our e-Commerce Platform. In July 2008, we launched our e-commerce platform at express.com, providing us with a direct-to-consumer sales channel. We believe that our target customer regularly shops online, and we see continued opportunity to grow our e-commerce business by providing our customers with a seamless retailing experience. In addition, we believe our multi-channel platform will allow us to continue to improve overall profit margins as our e-commerce business becomes an increased percentage of our sales. In the third quarter of 2010, we added a mobile application to allow customers to scan merchandise bar codes from their mobile devices, to view product reviews and information in store, and to make purchases.

Expand Internationally with Development Partners. We believe Express has the potential to be a successful global brand. We recently began to bolster our brand image and awareness outside of the United States. As of January 29, 2011, there were seven Express stores in the Middle East, which were constructed through a development agreement (“Development Agreement”) with Alshaya Trading Co. (“Alshaya”). Through our Development Agreement, we earn royalties from the sales in these stores with no capital investment or inventory risk. The agreement allows us to control our brand image, store design, and product assortment offered in these stores. Over the next five years, we believe there are additional opportunities to expand the Express brand internationally through additional agreements with local partners across the globe.

Our Industry

According to the NPD Group, a leading provider of global market information, retail sales of domestic apparel totaled $192 billion in the United States in the twelve months ended January 31, 2011. We operate primarily in the specialty retail distribution channel of this market, which represented 32.2% of the total industry, or $61.9 billion in retail sales, in the twelve months ended January 31, 2011.

Our Products

As noted previously, we offer our customers an edited assortment of fashionable merchandise to address multiple aspects of their lifestyle, including work, casual, jeanswear, and going-out occasions. Our products are created by our in-house design team and range from core styles to the latest fashions. With over 30 years of brand heritage, we have developed a distinct and widely recognized brand that we believe fosters loyalty and credibility among our customers who look to us to provide the latest fashions and quality at an attractive value. We believe we have developed a portfolio of products that have significant brand value, including the Editor pant, Essential and 1MX shirts, and our Stella, Zelda, and Eva lines of denim. We believe our products offer our customer an attractive value. We focus on providing our customers with items made from high-quality materials that are designed to last for several seasons, and we believe our customers have come to expect durability from our brand.

We design our products and display them in our stores in a coordinated manner to encourage our customers to purchase multi-item outfits as opposed to individual items. We believe this allows us to better meet our customers’ shopping objectives while differentiating our product line from competitors. On average, our customers purchase two to three items per transaction. In season, we monitor cross-selling trends in order to optimize our in-store and online product assortment and collection recommendations.

Design and Merchandising

Our internal design and merchandising team designs high-quality products that reinforce our brand image. Our products are designed to reflect the latest fashions and colors, and we seek to incorporate high-quality fabrics and construction as well as consistent fits and detailing. We have strategically located our design studio on 5th Avenue in New York City to ensure that our staff of over 50 designers are immersed in the heart of New York City’s fashion community and have easy access to inspiration from other high-fashion markets in Europe and abroad. We believe our dual offices in New York City, New York and Columbus, Ohio provide us a balanced design and merchandising perspective.

We develop four seasonal collections per year and then subdivide them so that we have monthly product introductions in our stores. The seasonal design process begins approximately 45 weeks in advance of store delivery with a collaborative planning effort among design, merchandising, and finance departments. Each season is carefully planned based on a number of inputs, including the sales from the previous year, recent fashion trends, and customer feedback. Over the course of the design process, the seasonal assortment is refined based on in-store tests and continual review of fashion trends. We engage in early season testing across all product categories and test approximately three-quarters of our merchandise in select stores before placing orders for our company-wide store base. In addition, our designers establish contingency plans in the event that a particular product performs differently than anticipated. We assess sales data on a weekly basis in order to make in-season inventory adjustments where possible, which allows us to respond to the latest trends. We utilize a broad base of manufacturers located throughout the world that we believe produce goods at the levels of quality that our customers demand and can supply products to us on a timely basis at competitive prices relative to our other providers. We conduct extensive post-season reviews of our products to identify areas in which our merchandising process can be improved. We believe that each of the components of our merchandising model helps us to maximize our sales and margins and reduce our inventory risk.

Sourcing

Our Sourcing Strategy

Our sourcing approach is focused on optimizing quality, speed of production, and cost of our merchandise and is a key element of our success. To accomplish this, we have established collaborative relationships with our third-party vendors and agents. We believe our sourcing strategy maximizes our speed to market and allows us to respond quickly to customers’ preferences. We have weekly calls with many of our vendors to optimize the use of fabric and supplies to meet the needs of our customers. We have the ability in our supply chain to place and receive orders within eight to twelve weeks. Additionally, we have the ability to track popular items, place refill orders, and re-stock merchandise at our distribution center within five to eight weeks.

Our Sourcing Methods

We do not own or operate any manufacturing facilities and, as a result, contract with third-party vendors for production of our merchandise. We purchase both apparel and accessories from importers, including through intermediaries and directly from manufacturers. Our relationships with our direct manufacturers are sometimes supported by intermediaries, who help coordinate our purchasing requirements with the factories. In exchange for a commission, these buying agents identify suitable vendors and coordinate our purchasing requirements with vendors by placing orders for merchandise on our behalf, ensuring the timely delivery of goods to us, obtaining samples of merchandise produced in factories, inspecting finished merchandise, and carrying out administrative communications on our behalf. One of the buying agents we work with is Mast Global Logistics (“Mast”), an affiliate of Limited Brands. Our relationship with Mast is discussed in Note 6 to our Consolidated Financial Statements.

We purchase the majority of our merchandise outside of the United States through arrangements with approximately 90 vendors utilizing approximately 325 foreign manufacturing facilities located throughout the world, primarily in Asia and Central and South America. Our top ten manufacturers, based on cost, supplied approximately 33% of our merchandise in 2010. Mast assisted us with the purchase of $430.0 million, $480.7 million, and $616.3 million of our goods in 2010, 2009, and 2008, respectively, representing 58%, 68%, and 76% of total goods purchased during those periods. Approximately 92% to 96% of the amounts paid to Mast consist of pass through costs for products sourced from manufacturers with whom we have a direct relationship. The remainder of the amounts paid to Mast relate to fees charged to us in their capacity as a buying agent. Our unit volumes, long-established vendor relationships, and knowledge of fabric and production costs, combined with a flexible, diversified sourcing base, enable us to buy high-quality, low cost goods. We source from approximately 25 countries and are not subject to long-term production contracts with any of our vendors, manufacturers, or buying agents.

Quality Assurance and Compliance Monitoring

Regardless of the sourcing method used, each factory, subcontractor, supplier, and agent that manufactures our merchandise is required to adhere to our Code of Vendor Conduct, contained within our Master Sourcing Agreement. This is designed to ensure that each of our suppliers’ operations are conducted in a legal, ethical, and responsible manner. Our Code of Vendor Conduct requires that each of our suppliers operates in compliance with applicable wage, benefit, working hours, and other local laws. It also forbids the use of practices such as child labor or forced labor. We monitor compliance through the use of third parties who conduct regular factory audits.

Distribution

We centrally distribute finished products from third-party distribution centers in Columbus and Groveport, Ohio. The Columbus facility is approximately 381,000 square feet and is operated under a long-term logistics services agreement with Mast. This agreement is discussed in Note 6 to our Consolidated Financial Statements. Virtually all of our merchandise is received, processed, warehoused, and distributed through the Columbus distribution facility. Merchandise is typically shipped to our stores and to the Groveport distribution facility via third-party delivery services multiple times per week, providing them with a steady flow of new inventory.

The third-party distribution facility in Groveport is used to fulfill all orders placed through our website. This facility is owned and operated by an affiliate of Golden Gate. Merchandise at this facility is received from our Columbus distribution facility and sent directly to customers via third-party delivery services. In the Fall of 2010, we transitioned our fulfillment operations to the facility in Groveport from a facility in Warren, Pennsylvania, which was also owned and operated by an affiliate of Golden Gate. We believe that this transition will provide several benefits, including faster replenishment of out-of-stock inventory, more efficient trucking lanes to our customers, reduced delivery costs, and ease of oversight and management of our third party provider due to its proximity to our home office in Columbus.

We believe our customer call center, order fulfillment, and distribution operations are designed to handle customer orders and distribute merchandise to stores in a customer-friendly, efficient, and cost-effective manner. We believe that these facilities are sufficient to accommodate our expected growth over the next several years.

For additional information on our third-party distribution relationships, see Note 6 to our Consolidated Financial Statements.

Our Stores

As of January 29, 2011, we operated 591 stores in 47 states throughout the United States, as well as in the District of Columbia and Puerto Rico, including 547 dual-gender stores, 25 women’s stores, and 19 men’s stores. Our retail stores are located in high-traffic shopping malls, lifestyle centers, and street locations. Over the last several years, we have actively consolidated our presence in most shopping centers into one dual-gender store from separate women’s and men’s stores. We believe this consolidation allows us to compete more effectively with other dual-gender specialty retailers and has significantly improved our productivity, contributing to an increase in net sales per gross square foot from $260 in 2001 to $346 in 2010.

Our average retail store is approximately 8,700 gross square feet and generates approximately $2.9 million per year in sales. The first table below indicates certain historical information regarding the number of stores by type of location, total gross square footage (which includes retail selling, storage, and back-office space) of all stores, and average gross square footage of our stores as of the end of the fiscal year indicated. The second table below indicates certain historical information regarding the number of women’s stores, men’s stores, and dual-gender stores as of the end of the period indicated.

	2010	2009	2008	2007	2006
Mall	485	473	480	490	551
Lifestyle Center	76	75	74	68	69
Street/Other *	30	25	27	29	38

Total	591	573	581	587	658

Total gross square footage (in thousands)	5,128	4,995	5,032	5,142	5,777

Average gross square footage per store	8,677	8,716	8,661	8,760	8,780

Women’s stores	25	29	42	67	195
Men’s stores	19	19	26	34	69
Dual-gender stores	547	525	513	486	394

Total stores	591	573	581	587	658

Percentage of total stores that are dual-gender stores	93%	92%	88%	83%	60%

*	Other includes downtown and outlet stores.

Store Locations

The following store list shows the number of stores we operated as of January 29, 2011 in the United States and Puerto Rico:

Location	Count	Location	Count	Location	Count
Alabama	9	Louisiana	7	Oklahoma	5
Arizona	8	Maine	2	Oregon	4
Arkansas	2	Maryland	9	Pennsylvania	26
California	71	Massachusetts	19	Puerto Rico	2
Colorado	11	Michigan	20	Rhode Island	3
Connecticut	9	Minnesota	14	South Carolina	9
Delaware	3	Mississippi	2	South Dakota	1
District of Columbia	2	Missouri	11	Tennessee	11
Florida	43	Nebraska	3	Texas	52
Georgia	18	Nevada	7	Utah	5
Hawaii	1	New Hampshire	4	Vermont	1
Idaho	1	New Jersey	21	Virginia	19
Illinois	32	New Mexico	3	Washington	7
Indiana	11	New York	41	West Virginia	1
Iowa	8	North Carolina	15	Wisconsin	8
Kansas	4	North Dakota	1

Kentucky	5	Ohio	20	Total	591

Store Design and Environment

We design our stores to create a distinctive and engaging shopping environment that we believe resonates with our customers. Our stores feature a vibrant and youthful look, bright signage, and popular music. Our stores are constructed and finished to allow us to efficiently shift merchandise displays throughout the year as seasons dictate. We plan to introduce a new store design consistent with our design philosophy in two new stores scheduled to open in July 2011. To further enhance our customers’ experience, we seek to attract enthusiastic store associates who are knowledgeable about our products and able to offer superior customer service and expertise. We believe that our store atmosphere enhances our brand as a provider of the latest fashions.

North American Store Growth

Now that we have largely completed our transition to a dual-gender store base, we plan to open an average of 30 new stores per year in the United States and Canada in each of the next five years. Our new store strategy is to open stores of the similar size, location type, and productivity as in our current fleet. Our average net investment to open a new store during the last three years was approximately $0.6 million.

We intend to focus on opening stores in high-traffic malls, lifestyle centers, and street locations. We plan to utilize our in-house real estate team to identify attractive locations, negotiate leases, and manage the construction costs for our new stores. In selecting shopping centers in which to locate a new store, we target locations with demographics that resemble those of our current locations, including a large 18 to 30 year old customer base, and favorable lease terms. We generally seek to locate our stores in malls in which similar fashion retailers have performed well. Within the shopping centers in which we seek to locate stores, we target locations in high-traffic areas of the shopping center and near other popular retailers that cater to our customers. We also focus on evaluating the market and mall-specific competitive environment for potential new store locations. We seek to diversify our store locations regionally and by caliber of mall. We have currently identified approximately 300 potential sites for new stores with appropriate market characteristics.

International Stores

In 2009, we entered into the Development Agreement in the Middle East with Alshaya under which Alshaya constructs and operates Express stores, and we charge a royalty percentage based on monthly sales volume. As of January 29, 2011, Alshaya operated seven Express stores located in Saudi Arabia, Kuwait, and the United Arab Emirates under this Development Agreement. Beyond North America, we intend to continue to pursue development agreements to expand our global presence in the Middle East and other select regions internationally. We believe that partnering with companies and individuals who have significant experience and proven success in the target country is to our advantage because it allows us to leverage our partners’ knowledge of local markets to improve our probability of success and reduce capital investment and risk.

Internet Website

Since July 2008, customers have been able to purchase our merchandise over the Internet at our website, express.com. In 2010, our e-commerce sales increased 60% relative to 2009, but still only represented approximately 8% of our net sales in 2010. In 2009, our e-commerce sales increased 231% relative to 2008, but still only represented approximately 5% of our net sales in 2009. We design and operate our website using an in-house technical staff. Our website emphasizes simplicity and ease of customer use while integrating the Express brand’s fashion-oriented imagery used in our stores. We update our website periodically throughout the day to accurately reflect product availability and to determine where on the website a particular product generates the best sales. In addition to selling regular merchandise on our website, we also use our website as a means to sell marked-down merchandise as well as sizes not available in stores.

Store Management and Training

We believe that our store managers and associates are key to our success. Each of our retail stores is led by a store manager and, depending on the volume of the store, one or two co-managers as well as part-time management associates. We believe that our managers and associates are committed to our customers and are passionate about our brand. On average, our store managers have been with Express for seven years. The number of store associates we employ generally increases during the early Fall and holiday seasons, and will increase to the extent that we open new stores.

We empower our managers and associates to deliver a superior shopping experience through training, fostering a culture of accountability, and providing them with sales data that helps them to optimize their own store. While general guidelines for our merchandise assortments, store layouts, and in-store visuals are provided by our home office, we give our store managers and district managers substantial discretion to tailor their stores to the individual market and empower them to make store-level business decisions. Our comprehensive training programs are offered at the store, regional, and national levels. Our programs allow managers from all geographic locations to interact with each other and exchange ideas to better operate stores. Our regional, district, and store managers are compensated, in part, based on the sales volume of the store or stores they manage. Through our training, evaluation, and incentive programs, we seek to enhance the productivity of our store associates. Our store associates receive extensive training from their managers to improve their product expertise and selling skills. We evaluate our store associates on measures such as sales per associate hour, items per transaction, and dollars per transaction to ensure consistent productivity, to reward top performers, and to identify potential training opportunities. We bring our top managers to a conference each year in order to reward them for their performance and provide them with additional management training.

Marketing and Brand Building

We use a variety of marketing vehicles to increase customer traffic and build brand loyalty. These include direct mail offers, e-mail communications, magazine and in-store promotions, web-based banner and search advertising, and social networking sites, such as Facebook and Twitter. We use our proprietary database to tailor our marketing efforts to our customers. In 2010, we began testing new media channels, including television and national print advertising campaigns, to increase our exposure to customers in order to increase our brand recognition and value.

The success of our products also results in frequent placement and promotion of our products and brand in the mainstream media, including editorial print and television credits. We have an in-house public relations team that actively works to expose our products by encouraging celebrities to wear our fashions and regularly receive press coverage of our products as a result of celebrities who wear Express clothing. In 2010, Express was referenced in a number of editorial and television credits through outlets such as Lucky, Cosmopolitan, Glamour, Elle, Marie Claire, InStyle, GQ, and Vogue. We believe such references reinforce our brand image.

We offer a private-label credit card through an agreement with World Financial Network National Bank (“WFNNB”) under which WFNNB owns the credit card accounts and Alliance Data Systems Corporation provides services to our private-label credit card customers. All of our proprietary credit cards carry the Express logo. We believe that our credit card rewards program encourages frequent store and website visits and promotes multiple-item purchases, thereby cultivating customer loyalty to the Express brand, which results in increased sales.

Management Information Systems

Our management information systems provide a full range of business process support and information to our store, merchandising, financial, and real estate business teams. We believe the combination of our business processes and systems provides us with improved operational efficiencies, scalability, increased management control, and timely reporting that allow us to identify and respond to trends in our business. We utilize a combination of customized and industry standard software systems to provide various functions related to:

•	point-of-sale;

•	inventory management;

•	design;

•	planning and allocation; and

•	financial reporting.

We believe our management information systems benefit us through enhanced customer service, more efficient operations, and increased control over our business.

Over the last few years, we have been transitioning to stand-alone information technology platforms from sharing many parts of our information systems and hardware with our former parent, Limited Brands. We completed our transition in the second quarter of 2010.

Competition

The specialty apparel retail market is highly competitive. We compete primarily with other specialty retailers, higher-end department stores, and Internet businesses that engage in the retail sale of women’s and men’s apparel, accessories, and similar merchandise targeting 18 to 30 year old customers. We believe the principal bases upon which we compete are design, quality, price, and customer service. We believe that our primary competitive advantages are consumer recognition of the Express brand name, strong real estate locations and a passionate employee sales force that creates a customer focused shopping experience. We believe that we also differentiate ourselves from competitors on the basis of our consistent look by our in-house product design team, our ability to offer a balanced assortment of core styles and the latest fashions, our focus on the quality of our product offerings and the attractive value we offer to our customers.

Our success also depends in substantial part on our ability to originate and define product and fashion trends so that we can anticipate, gauge, and react to changing consumer demands on a timely basis. While we do not believe that any retailer directly competes with us on all of these attributes, the sale of apparel and accessories through retail stores and e-commerce channels is a highly competitive business with numerous competitors that may sell similar products, including individual and chain stores, department stores, and discount retailers. Further, we may face new competitors and increased competition from existing competitors as we expand into new markets and increase our presence in existing markets.

Intellectual Property

The Express trademark and certain variations thereon, such as Express Fashion, are registered or are subject to pending trademark applications with the United States Patent and Trademark Office and/or with the registries of many foreign countries. In addition, we own domain names, including express.com, for our primary trademarks. We believe our material trademarks have significant value, and we vigorously protect them against infringement.

Regulation and Legislation

We are subject to labor and employment laws, including minimum wage requirements, laws governing advertising and promotions, privacy laws, safety regulations, and other laws, such as consumer protection regulations that govern product standards and regulations with respect to the operation of our stores and warehouse facilities. We monitor changes in these laws and believe that we are in material compliance with applicable laws.

A substantial portion of our products are manufactured outside the United States. These products are imported and are subject to United States customs laws, which impose tariffs as well as import quota restrictions for textiles and apparel. Some of our imported products are eligible for duty-advantaged programs. While importation of goods from foreign countries from which we buy our products may be subject to embargo by United States customs authorities if shipments exceed quota limits, we closely monitor import quotas and believe we have a diversified sourcing network to allow us to efficiently shift production to factories located in countries with a similar manufacturing base if necessary.

Employees

We currently have over 16,000 employees of which approximately 600 employees are based at our corporate headquarters in either Columbus or New York City, approximately 100 are employed as regional or district managers in the field, approximately 1,500 serve as store managers or co-managers, and approximately 13,000 are sales associates located in our stores. None of our employees are represented by a union, and we have had no labor-related work stoppages. We believe our relations with our employees are good.

Seasonality

Our business is seasonal and, historically, we have realized a higher portion of our net sales and net income in the third and fourth quarters due primarily to early Fall selling patterns as well as the impact of the holiday season. In 2010, approximately 56% of our net sales were generated in the Fall season (third and fourth quarters), while approximately 44% were generated in the Spring season (first and second quarters). Cash needs are typically higher in the first and third quarters due to inventory-related working capital requirements for early Fall and holiday selling periods. Our business is also subject, at certain times, to calendar shifts, which may occur during key selling periods close to holidays such as Easter, Thanksgiving, and Christmas and regional fluctuations for events such as sales tax holidays.

Available Information

We make available, free of charge, on our website, www.express.com, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act of 1934”), as soon as reasonably practicable after filing such material electronically with, or otherwise furnishing it to, the SEC. The SEC maintains a website that contains electronic filings at www.sec.gov. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The reference to our website address does not constitute incorporation by reference of the information contained on the website. Additionally, the information contained on our website is not part of this document.

ITEM 1A.	RISK FACTORS.

Our business faces a number of risks. The risks described below are the items of most concern to us, however these are not all of the risks we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair on our business operations.

RISK FACTORS

Our business is sensitive to consumer spending and general economic conditions, and a continued or further economic slowdown could adversely affect our financial performance.

Consumer purchases of discretionary retail items, including our products, generally decline during recessionary periods and other periods where disposable income is adversely affected. Our performance is subject to factors that affect domestic and worldwide economic conditions, including employment, consumer debt, reductions in net worth, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, consumer confidence, value of the United States dollar versus foreign currencies, and other macroeconomic factors. A deterioration in economic conditions or increasing unemployment levels may reduce the level of consumer spending and inhibit consumers’ use of credit, which may adversely affect our revenues and profits. In recessionary periods, we may have to increase the number of promotional sales or otherwise dispose of inventory for which we have previously paid to manufacture, which could adversely affect our profitability. Our financial performance is particularly susceptible to economic and other conditions in regions or states where we have a significant number of stores. A deterioration of economic conditions or slowdown in the economy could adversely affect shopping center traffic and new shopping center development and could materially adversely affect us.

In addition, recessionary periods may exacerbate some of the risks noted below, including consumer demand, strain on available resources, store growth, interruption of the flow of merchandise from key vendors, and foreign exchange rate fluctuations. The risks could be exacerbated individually or collectively.

Our business is highly dependent upon our ability to identify and respond to new and changing fashion trends, customer preferences and other related factors, and our inability to identify and respond to these new trends may lead to inventory markdowns and write-offs, which could adversely affect us and our brand image.

Our focus on fashion-conscious young women and men means that we have a target market of customers whose preferences cannot be predicted with certainty and are subject to change. Our success depends in large part upon our ability to effectively identify and respond to changing fashion trends and consumer demands, and to translate market trends into appropriate, saleable product offerings. Our failure to identify and react appropriately to new and changing fashion trends or tastes or to accurately forecast demand for certain product offerings could lead to, among other things, excess inventories, markdowns, and write-offs, which could materially adversely affect our business and our brand image. Because our success depends significantly on our brand image, damage to our brand image as a result of our failure to respond to changing fashion trends could have a negative impact on us.

We often enter into agreements for the manufacture and purchase of merchandise well ahead of the season in which that merchandise will be sold. Therefore, we are vulnerable to changes in consumer preference and demand between the time we design and order our merchandise and the season in which this merchandise will be sold. There can be no assurance that our new product offerings will have the same level of acceptance as our product offerings in the past or that we will be able to adequately and timely respond to the preferences of our customers. The failure of any new product offerings to appeal to our customers could have a material adverse effect on our business, results of operations, and financial condition.

Our sales and profitability fluctuate on a seasonal basis and are affected by a variety of other factors.

Our sales and results of operations are affected by a variety of factors, including fashion trends, changes in our merchandise mix, the effectiveness of our inventory management, actions of competitors or mall anchor tenants, holiday or seasonal periods, changes in general economic conditions and consumer spending patterns, the timing of promotional events, and weather conditions. As a result, our results of operations fluctuate on a quarterly basis and relative to corresponding periods in prior years, and any of these factors could adversely affect our business and could cause our results of operations to decline. For example, our third and fourth quarter net sales are impacted by early Fall shopping trends and the holiday season. Likewise, we typically experience lower net sales in the first and second quarter relative to other quarters. Any significant decrease in net sales during the early Fall selling period or the holiday season would have a material adverse effect on us. In addition, in order to prepare for these seasons, we must order and keep in stock significantly more merchandise than we carry during other parts of the year. This inventory build-up may require us to expend cash faster than we generate it by our operations during this period. Any unanticipated decrease in demand for our products during these peak shopping seasons could require us to sell excess inventory at a substantial markdown, which could have a material adverse effect on our business, profitability, ability to repay indebtedness, and our brand image with customers.

We could face increased competition from other retailers that could adversely affect our ability to generate higher net sales and our ability to obtain favorable store locations.

We face substantial competition in the specialty retail apparel and accessory industry. We compete on the basis of a combination of factors, including, among others, price, breadth, quality and style of merchandise offered, in-store experience, level of customer service, ability to identify and offer new and emerging fashion trends, and brand image. We compete with a wide variety of large and small retailers for customers, vendors, suitable store locations, and personnel. We face competition from major specialty retailers that offer their own private label assortment, department stores, regional retail chains, web-based retail stores and other direct retailers that engage in the retail sale of apparel, accessories, footwear, and similar merchandise to fashion-conscious young women and men.

Some of our competitors have greater financial, marketing, and other resources available. In many cases, our competitors sell their products in stores that are located in the same shopping malls or lifestyle centers as our stores. In addition to competing for sales, we compete for favorable site locations and lease terms in shopping malls and lifestyle centers and our competitors may be able to secure more favorable locations than us as a result of their relationships with, or appeal to, landlords. Our competitors may also sell substantially similar products at reduced prices through the Internet or through outlet centers or discount stores, increasing the competitive pricing pressure for those products. We cannot assure you that we will continue to be able to compete successfully against existing or future competitors. Our expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could have a material adverse effect on us.

Our ability to attract customers to our stores that are located in malls or other shopping centers depends heavily on the success of these malls and shopping centers, and any decrease in customer traffic in these malls or shopping centers could cause our net sales to be less than expected.

A significant number of our stores are located in malls and other shopping centers. Sales at these stores are dependent, to a significant degree, upon the volume of traffic in those shopping centers and the surrounding area. Our stores benefit from the ability of a shopping center’s other tenants, particularly anchor stores, such as department stores, to generate consumer traffic in the vicinity of our stores and the continuing popularity of the shopping center as a shopping destination. Our sales volume and traffic generally may be adversely affected by, among other things, a decrease in popularity of malls or other shopping centers in which our stores are located, the closing of anchor stores important to our business, a decline in popularity of other stores in the malls or other shopping centers in which our stores are located, or a deterioration in the financial condition of shopping center operators or developers which could, for example, limit their ability to finance tenant improvements for us and other retailers. A reduction in consumer traffic as a result of these or any other factors, or our inability to obtain or maintain favorable store locations within malls or other shopping centers, could have a material adverse effect on us.

We do not own or operate any manufacturing facilities and therefore depend upon independent third parties for the manufacture of all of our merchandise, and any inability of a manufacturer to ship goods to our specifications or to operate in compliance with applicable laws could negatively impact our business.

We do not own or operate any manufacturing facilities. As a result, we are dependent upon our timely receipt of quality merchandise from third-party manufacturers. A manufacturer’s inability to ship orders to us in a timely manner or meet our quality standards could cause delays in responding to consumer demands and negatively affect consumer confidence in the quality and value of our brand or negatively impact our competitive position, all of which could have a material adverse effect on our financial condition or results of operations. Furthermore, we are susceptible to increases in sourcing costs, which we may not be able to pass on to customers, and changes in payment terms from manufacturers, which could adversely affect our financial condition or results of operations.

Failure by our manufacturers to comply with our guidelines also exposes us to various risks, including with respect to use of acceptable labor practices and compliance with applicable laws. We do not independently investigate whether our vendors and manufacturers use acceptable labor practices and comply with applicable laws, such as child labor and other labor laws, and instead rely on audits performed by several third-party auditors. Our business may be negatively impacted should any of our manufacturers experience an interruption in operations, including due to labor disputes and failure to comply with laws, and our business may suffer from negative publicity for using manufacturers that do not engage in acceptable labor practices and comply with applicable laws. Any of these results could harm our brand image and have a material adverse effect on our business and growth.

The raw materials used to manufacture our products and our distribution and labor costs are subject to availability constraints and price volatility, which could result in increased costs.

The raw materials used to manufacture our merchandise are subject to availability constraints and price volatility caused by high demand for cotton, high demand for petroleum-based synthetic and other fabrics, weather conditions, supply conditions, government regulations, economic climate, and other unpredictable factors.

In addition, our transportation and labor costs are subject to price volatility caused by the price of oil, supply of labor, governmental regulations, economic climate and other unpredictable factors. Increases in the demand for, or the price of, raw materials used to manufacture our merchandise and increases in transportation and labor costs could each have a material adverse effect on our cost of sales or our ability to meet our customers’ needs. We may not be able to pass all or a material portion of such higher raw material costs on to our customers, which could negatively impact our profitability. Any material costs that are passed on to customers may result in a reduction in our net sales.

The interruption of the flow of merchandise from international manufacturers could disrupt our supply chain.

We purchase the majority of our merchandise outside of the United States through arrangements with approximately 90 vendors, utilizing approximately 325 foreign manufacturing facilities located throughout the world, primarily in Asia and Central and South America. Political, social or economic instability in Asia, Central or South America, or in other regions in which our manufacturers are located, could cause disruptions in trade, including exports to the United States. Other events that could also cause disruptions to exports to the United States include:

•	the imposition of additional trade law provisions or regulations;

•	the imposition of additional duties, tariffs, and other charges on imports and exports;

•	quotas imposed by bilateral textile agreements;

•	foreign currency fluctuations;

•	natural disasters;

•	restrictions on the transfer of funds;

•	the financial instability or bankruptcy of manufacturers; and

•	significant labor disputes, such as dock strikes.

We cannot predict whether the countries in which our merchandise is manufactured, or may be manufactured in the future, will be subject to new or additional trade restrictions imposed by the United States or other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including new or increased tariffs or quotas, embargos, safeguards, and customs restrictions against apparel items, as well as United States or foreign labor strikes and work stoppages or boycotts, could increase the cost or reduce the supply of apparel available to us and adversely affect our business, financial condition, or results of operations.

If we encounter difficulties associated with distribution facilities or if they were to shut down for any reason, we could face shortages of inventory, delayed shipments to our online customers, and harm to our reputation. Any of these issues could have a material adverse effect on our business operations.

Our distribution facilities are operated by third parties. Our Columbus facility operates as our central distribution facility and supports our entire domestic business, as all of our merchandise is shipped to the central distribution facility from our vendors and is then packaged and shipped to our stores or the e-commerce distribution facility in Groveport for further distribution to our online customers. The success of our stores and the satisfaction of our online customers depend on their timely receipt of merchandise. The efficient flow of our merchandise requires that the third parties who operate the distribution facilities have adequate capacity in both distribution facilities to support our current level of operations, and any anticipated increased levels that may follow from the growth of our business. If we encounter difficulties with the distribution facilities or in our relationships with the third parties who operate the facilities or if either facility were to shut down for any reason, including as a result of fire or other natural disaster, we could face shortages of inventory, resulting in “out of stock” conditions in our stores, incur significantly higher costs and longer lead times associated with distributing our products to both our stores and online customers, and experience dissatisfaction from our customers. Any of these issues could have a material adverse effect on our business and harm our reputation.

We rely upon independent third-party transportation providers for substantially all of our product shipments and are subject to increased shipping costs as well as the potential inability of our third-party transportation providers to deliver on a timely basis.

We currently rely upon independent third-party transportation providers for substantially all of our product shipments, including shipments to and from all of our stores. Our utilization of these delivery services for shipments is subject to risks, including increases in fuel prices which would increase our shipping costs, and employee strikes and inclement weather which may impact a shipping company’s ability to provide delivery services that adequately meet our shipping needs. If we change the shipping companies we use, we could face logistical difficulties that could adversely affect deliveries and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from our current independent third-party transportation providers which in turn would increase our costs.

We depend on key executive management and may not be able to retain or replace these individuals or recruit additional personnel, which could harm our business.

We depend on the leadership and experience of our key executive management. The loss of the services of any of our executive management members could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all. We believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. There is a high level of competition for experienced, successful personnel in the retail industry. Our inability to meet our staffing requirements in the future could impair our growth and harm our business.

Our growth strategy, including our international expansion plan, is dependent on a number of factors, any of which could strain our resources or delay or prevent the successful penetration into new markets.

Our growth strategy is partially dependent on opening new stores across North America, remodeling existing stores in a timely manner and operating them profitably. Additional factors required for the successful implementation of our growth strategy include, but are not limited to, obtaining desirable store locations, negotiating acceptable leases, completing projects on budget, supplying proper levels of merchandise and successfully hiring and training store managers and sales associates. In order to optimize profitability for new stores, we must secure desirable retail lease space when opening stores in new and existing markets. We must choose store sites, execute favorable real estate transactions on terms that are acceptable to us, hire competent personnel and effectively open and operate these new stores. We historically have received landlord allowances for store build outs, which offset certain capital expenditures we must make to open a new store. If landlord allowances cease to be available to us in the future or are decreased, opening new stores would require more capital outlay, which could adversely affect our ability to continue opening new stores.

To the extent we open new stores in markets where we have existing stores, our existing stores in those markets may experience reduced net sales. Our planned growth will also require additional infrastructure for the development, maintenance and monitoring of those stores. In addition, if our current management systems and information systems are insufficient to support this expansion, our ability to open new stores and to manage our existing stores would be adversely affected. If we fail to continue to improve our infrastructure, we may be unable to implement our growth strategy or maintain current levels of operating performance in our existing stores.

Additionally, we plan to expand outside of North America through development agreements with third parties and these plans could be negatively impacted by a variety of factors. We may be unable to find acceptable partners with whom we can enter into joint development agreements, negotiate acceptable terms for franchise and development agreements, and gain acceptance from consumers outside of North America. Our planned usage of development agreements outside of North America also creates the inherent risk as to whether such third parties are able to both effectively operate the businesses and appropriately project our brand image in their respective markets. Ineffective or inappropriate operation of our partners’ businesses or projection of our brand image could create difficulties in the execution of our international expansion plan.

Our domestic growth and international expansion plans will place increased demands on our financial, operational, managerial, and administrative resources. These increased demands may cause us to operate our business less efficiently, which in turn could cause deterioration in the performance of our existing stores. Furthermore, relating to our international expansion, our ability to conduct business in international markets may be affected by legal, regulatory, political, and economic risks, including our unfamiliarity with local business and legal environments in other areas of the world. Our international expansion strategy and success could also be adversely impacted by the global economy, as well as by fluctuations in the value of the dollar against foreign currencies.

Our business depends in part on a strong brand image, and if we are not able to maintain and enhance our brand, particularly in new markets where we have limited brand recognition, we may be unable to attract sufficient numbers of customers to our stores or sell sufficient quantities of our products.

Our ability to maintain our reputation is critical to our brand image. Our reputation could be jeopardized if we fail to maintain high standards for merchandise quality and integrity. Any negative publicity about these types of concerns may reduce demand for our merchandise. Failure to maintain high ethical, social, and environmental standards for all of our operations and activities or adverse publicity regarding our responses to these concerns could also jeopardize our reputation. Failure to comply with local laws and regulations, to maintain an effective system of internal controls or to provide accurate and timely financial statement information could also hurt our reputation. Damage to our reputation or loss of consumer confidence for any of these reasons could have a material adverse effect on our business, financial condition and results of operations, as well as require additional resources to rebuild our reputation.

We are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs.

We lease all of our store locations, our corporate headquarters and our central distribution facility. We typically occupy our stores under operating leases with terms of ten years, with options to renew for additional multi-year periods thereafter. In the future, we may not be able to negotiate favorable lease terms. Our inability to do so may cause our occupancy costs to be higher in future years or may force us to close stores in desirable locations.

Some of our leases have early cancellation clauses, which permit the lease to be terminated by us or the landlord if certain sales levels are not met in specific periods or if the center does not meet specified occupancy standards. In addition to future minimum lease payments, some of our store leases provide for additional rental payments based on a percentage of net sales, or “percentage rent,” if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges, real property insurance and real estate taxes. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions. As we expand our store base, our lease expense and our cash outlays for rent under the lease terms will increase.

We depend on cash flow from operations to pay our lease expenses. If our business does not generate sufficient cash flow from operating activities to fund these expenses, we may not be able to service our lease expenses, which could materially harm our business.

If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Moreover, even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under that lease. Our inability to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close could materially adversely affect us.

Our failure to find store employees who can effectively operate our stores could adversely affect our business.

Our success depends in part upon our ability to attract, motivate, and retain a sufficient number of store employees, including store managers, who understand and appreciate our corporate culture and customers, and are able to adequately and effectively represent this culture and establish credibility with our customers. The store employee turnover rate in the retail industry is generally high. Excessive store employee turnover will result in higher employee costs associated with finding, hiring, and training new store employees. If we are unable to hire and retain store personnel capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture, understanding of our customers and knowledge of the merchandise we offer, our ability to open new stores may be impaired, the performance of our existing and new stores could be materially adversely affected and our brand image may be negatively impacted. Competition for such qualified individuals could require us to pay higher wages to attract a sufficient number of employees. Additionally, our labor costs are subject to many external factors, including unemployment levels, prevailing wage rates, minimum wage laws, potential collective bargaining arrangements, health insurance costs and other insurance costs, and changes in employment and labor legislation or other workplace regulation (including changes in entitlement programs such as health insurance and paid leave programs). Any increase in labor costs may adversely impact our profitability, or, if we fail to pay such higher wages, we could suffer increased employee turnover.

We are also dependent upon temporary personnel to adequately staff our stores and distribution facilities, with heightened dependence during busy periods such as the holiday season and when multiple new stores are opening. There can be no assurance that we will receive adequate assistance from our temporary personnel, or that there will be sufficient sources of suitable temporary personnel to meet our demand. Any such failure to meet our staffing needs or any material increases in employee turnover rates could have a material adverse effect on our business or results of operations.

We work with Limited Brands to provide us with certain key services for our business. If Limited Brands fails to perform its obligations to us or if we do not find appropriate replacement services, we may be unable to provide these services or implement substitute arrangements on a timely and cost-effective basis on terms favorable to us.

Limited Brands, our former parent and a current equity holder, provides certain services to us under various agreements and arrangements. Mast, an affiliate of Limited Brands, currently provides us with certain support services relating to our product production and sourcing. Under a logistics services agreement with Limited Brands that was entered into on October 5, 2009 and took effect in February 2010, Mast also provides certain inbound and outbound transportation and delivery services, distribution services, customs and brokerage services, and rental of warehouse/distribution space. The logistics services agreement ends on April 30, 2016. The agreement will continue thereafter unless it is terminated by either party on no less than 24 months’ prior notice. Notwithstanding the foregoing, we have the right to terminate the agreement on 24 months’ prior notice. In no event may the termination of the agreement occur between October 1 of any calendar year and the last day of February of the next calendar year. If Limited Brands or Mast fails to perform its obligations under either the logistics services agreement or other agreements, we may be unable to obtain substitute arrangements in a timely and cost-effective manner. In addition, we may be unable to obtain replacement services for these arrangements, or may be required to incur additional costs and may experience delays or business interruptions as a result of our transition to other service providers, which could have a material adverse effect on our business. See Note 6 to our Consolidated Financial Statements for further discussion of these related party transactions.

We rely significantly on information systems and any failure, inadequacy, interruption, or security failure of those systems could harm our ability to effectively operate our business, harm our net sales, increase our expenses, and harm our reputation.

Our ability to effectively manage and maintain our inventory, and to ship products to our stores and our customers on a timely basis, depends significantly on our information systems. To manage the growth of our operations, personnel, and real estate portfolio, we will need to continue to improve and expand our operational and financial systems, real estate management systems, transaction processing, internal controls, and business processes; in doing so, we could encounter implementation issues and incur substantial additional expenses. The failure of our information systems to operate effectively, problems with transitioning to upgraded or replacement systems or expanding them into new stores, or a breach in security of these systems could adversely impact the promptness and accuracy of our merchandise distribution, transaction processing, financial accounting and reporting, the efficiency of our operations, and our ability to properly forecast earnings and cash requirements. We could be required to make significant additional expenditures to remediate any such failure, problem, or breach. Such events may have a material adverse effect on us.

We sell merchandise over the Internet through our website, express.com. Our Internet operations may be affected by our reliance on third-party hardware and software providers, technology changes, risks related to the failure of computer systems that operate the Internet business, telecommunications failures, electronic break-ins, and similar disruptions. Furthermore, our ability to conduct business on the Internet may be affected by liability for online content, patent infringement, and state and federal privacy laws.

In addition, we may now, and in the future, implement new systems to increase efficiencies and profitability. To manage growth of our operations and personnel, we will need to continue to improve and expand our operational and financial systems, transaction processing, internal controls, and business processes. When implementing new or changing existing processes, we may encounter transitional issues and incur substantial additional expenses.

Experienced computer programmers and hackers, or even internal users, may be able to penetrate our network security and misappropriate our confidential information or that of third parties, including our customers, create system disruptions or cause shutdowns. In addition, employee error, malfeasance or other errors in the storage, use or transmission of any such information could result in a disclosure to third parties outside of our network. As a result, we could incur significant expenses addressing problems created by any such inadvertent disclosure or any security breaches of our network. This risk is heightened because we collect and store customer information, including credit card information, and use certain customer information for marketing purposes. Any compromise of customer information could subject us to customer or government litigation and harm our reputation, which could adversely affect our business and growth.

There are claims made against us from time to time that can result in litigation or regulatory proceedings which could distract management from our business activities and result in significant liability.

We face the risk of litigation and other claims against us. Litigation and other claims arise in the ordinary course of our business and include commercial disputes, intellectual property issues, consumer protection and privacy matters, product-oriented allegations, and slip and fall claims. In addition, we could face a wide variety of employee claims against us, including general discrimination, privacy, labor and employment, ERISA and disability claims. For example, Express, LLC is named as a defendant in a purported class action lawsuit alleging various California state labor law violations. See “Item 3. Legal Proceedings.” Any claims could result in litigation against us and could also result in regulatory proceedings being brought against us by various federal and state agencies that regulate our business, including the United States Equal Employment Opportunity Commission. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant management time. Litigation and other claims and regulatory proceedings against us could result in unexpected expenses and liability, and could also materially adversely affect our operations and our reputation.

In addition, we may be subject to liability if we infringe the trademarks or other intellectual property rights of third parties. If we were to be found liable for any such infringement, we could be required to pay substantial damages and could be subject to injunctions preventing further infringement. Such infringement claims could subject us to boycotts by our customers and harm to our brand image. In addition, any payments we are required to make and any injunctions we are required to comply with as a result of such infringement actions could adversely affect our financial results.

Changes in laws, including employment laws and laws related to our merchandise, could make conducting our business more expensive or otherwise change the way we do business.

We are subject to numerous regulations, including labor and employment, customs, truth-in-advertising, consumer protection, privacy, and zoning and occupancy laws and ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise, and the operation of stores and warehouse facilities. If these regulations were to change or were violated by our management, employees, vendors, buying agents or trading companies, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our merchandise and hurt our business and results of operations.

In addition to increased regulatory compliance requirements, changes in laws could make ordinary conduct of our business more expensive or require us to change the way we do business. For example, changes in federal and state minimum wage laws could raise the wage requirements for certain of our employees. Other laws related to employee benefits and treatment of employees, including laws related to limitations on employee hours, supervisory status, leaves of absence, mandated health benefits, or overtime pay, could also negatively impact us, such as by increasing compensation and benefits costs for overtime and medical expenses.

Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for certain merchandise or additional costs associated with readying merchandise for sale. It is often difficult for us to plan and prepare for potential changes to applicable laws and future actions or payments related to such changes could be material to us.

We may be unable to protect our trademarks or other intellectual property rights, which could harm our business.

We rely on certain trademark registrations and common law trademark rights to protect the distinctiveness of our brand. However, there can be no assurance that the actions we have taken to establish and protect our trademarks will be adequate to prevent imitation of our trademarks by others or to prevent others from claiming that sales of our products infringe, dilute or otherwise violate third-party trademarks or other proprietary rights in order to block sales of our products.

The laws of certain foreign countries may not protect the use of unregistered trademarks to the same extent as do the laws of the United States. As a result, international protection of our brand image may be limited and our right to use our trademarks outside the United States could be impaired. Other persons or entities may have rights to trademarks that contain portions of our marks or may have registered similar or competing marks for apparel and/or accessories in foreign countries in which our vendors source our merchandise. There may also be other prior registrations of trademarks identical or similar to our trademarks in other foreign countries. Accordingly, it may be possible for others to prevent the manufacture of our branded goods in certain foreign countries, the sale of our branded goods into foreign countries, or the exportation of our branded goods from certain foreign countries to the United States. Our inability to register our trademarks or purchase or license the right to use the relevant trademarks or logos in these jurisdictions could limit our ability to obtain supplies from such markets or penetrate new markets in jurisdictions outside the United States.

Litigation may be necessary to protect our trademarks and other intellectual property rights, to enforce these rights, or to defend against claims by third parties alleging that we infringe, dilute or otherwise violate third-party trademark or other intellectual property rights. Any litigation or claims brought by or against us, whether with or without merit, or whether successful or not, could result in substantial costs and diversion of our resources, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Any intellectual property litigation or claims against us could result in the loss or compromise of our intellectual property rights, could subject us to significant liabilities, require us to seek licenses on unfavorable terms, if available at all, prevent us from manufacturing or selling certain products, and/or require us to redesign or re-label our products or rename our brand, any of which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Our substantial indebtedness and lease obligations could adversely affect our financial flexibility and our competitive position.

We have, and we will continue to have, a significant amount of indebtedness. As of January 29, 2011, we had $367.4 million of outstanding indebtedness (net of unamortized original issue discounts of $3.2 million). As of January 29, 2011, we had no borrowings outstanding and $163.6 million available under our $200.0 million secured Asset-Based Loan Credit Agreement (the “Opco revolving credit facility”). Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. We also have, and will continue to have, significant lease obligations. As of January 29, 2011, our minimum annual rental obligations under long-term operating leases for 2011 and 2012 were $164.4 million and $139.3 million, respectively. Our substantial indebtedness and lease obligations could have other important consequences to you and significant effects on our business. For example, they could:

•	increase our vulnerability to adverse changes in general economic, industry, and competitive conditions;

•

require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness and leases, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from exploiting business opportunities;

•	make it more difficult to satisfy our financial obligations, including payments on our indebtedness;

•	place us at a disadvantage compared to our competitors that have less debt and lease obligations; and

•

limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy, or other general corporate purposes.

In addition, our existing credit agreements and the indenture governing the $250.0 million of 8 3/4% Senior Notes (“Senior Notes”) contain, and the agreements evidencing or governing other future indebtedness may contain, restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.

Our indebtedness may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

Our existing credit agreements and the indenture governing the Senior Notes contain financial restrictions on us and our restricted subsidiaries, including restrictions on our or our restricted subsidiaries’ ability to, among other things:

•	place liens on our or our restricted subsidiaries’ assets;

•	make investments other than permitted investments;

•	incur additional indebtedness;

•	prepay or redeem certain indebtedness;

•	merge, consolidate or dissolve;

•	sell assets;

•	engage in transactions with affiliates;

•	change the nature of our business;

•	change our or our subsidiaries’ fiscal year or organizational documents; and

•	make restricted payments (including certain equity issuances).

In addition, we are required to maintain compliance with various financial ratios in the agreements governing our Opco credit facilities, including:

•	pursuant to our Opco revolving credit facility, a fixed charge coverage ratio of 1.00 to 1.00, if excess availability plus eligible cash collateral is less than $30.0 million; and

•	pursuant to our $125.0 million secured term loan (“Opco term loan”), a leverage ratio of not more than 1.75 to 1.00.

A failure by us or our subsidiaries to comply with the covenants or to maintain the required financial ratios contained in the agreements governing our indebtedness could result in an event of default under such indebtedness, which could adversely affect our ability to respond to changes in our business and manage our operations. Additionally, a default by us under one agreement covering our indebtedness may trigger cross-defaults under other agreements covering our indebtedness. Upon the occurrence of an event of default or cross-default under any of the agreements governing our indebtedness, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the agreements. If any of our indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern. See the “Liquidity and Capital Resources” for further information relating to our indebtedness.

Our results may be adversely affected by fluctuations in energy costs.

Energy costs have fluctuated dramatically in the past. These fluctuations may result in an increase in our transportation costs for distribution, utility costs for our retail stores and costs to purchase product from our manufacturers. A rise in energy costs could adversely affect consumer spending and demand for our products and increase our operating costs, both of which could have a material adverse effect on our financial condition and results of operations.

Changes in taxation requirements or the results of tax audits could adversely affect our financial results.

In connection with the Reorganization, we elected to be treated as a corporation under Subchapter C of Chapter 1 of the Internal Revenue Code of 1986, as amended (the “Code”) effective May 2, 2010 which subjects us to additional taxes and risks, including tax on our income. As a result of the Reorganization, we recorded a net deferred tax asset and a one-time non-cash tax benefit of $31.8 million in the second quarter of 2010. In addition, we may be subject to periodic audits by the Internal Revenue Service and other taxing authorities. These audits may challenge certain of our tax positions, such as the timing and amount of deductions and allocations of taxable income to the various jurisdictions. These additional taxes and the results of any tax audits could adversely affect our financial results.

In addition, we are subject to income tax in numerous jurisdictions, and in the future as a result of our expansion we may be subject to income tax in additional jurisdictions, including international and domestic locations. Our products are subject to import and excise duties and/or sales or value-added taxes in many jurisdictions. Fluctuations in tax rates and duties could have a material adverse effect on our financial condition, results of operations, or cash flows.

We may recognize impairment on long-lived assets.

Our long-lived assets, primarily stores and intangible assets, are subject to periodic testing for impairment. Store assets are reviewed using factors including, but not limited to, our future operating plans and projected future cash flows. Failure to achieve our future operating plans or generate sufficient levels of cash flow at our stores could result in impairment charges on long-lived assets, which could have a material adverse effect on our financial condition or results of operations.

If we fail to establish and maintain adequate internal controls over financial reporting, we may not be able to report our financial results in a timely and reliable manner, which could harm our business and impact the value of our securities.

We depend on our ability to produce accurate and timely financial statements in order to run our business. If we fail to do so, our business could be negatively affected and our independent registered public accounting firm may be unable to attest to the accuracy of our financial statements and effectiveness of our internal controls.

We restated our financial statements for the July 7, 2007 to February 2, 2008 period and 2008 after certain accounting errors were identified that we determined to be material. Management identified the following material weaknesses in its internal controls: (1) we did not have the appropriate resources and controls to properly account for our deferred taxes and (2) we did not have adequate oversight and controls related to the accounting for complex agreements arising from transactions unrelated to our core business operations, which resulted in accounting errors.

While we believe that the material weaknesses have been remediated, if we fail to maintain effective internal controls in the future, it could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis, which could cause investors to lose confidence in our financial information or cause our stock price to decline.

We are a “controlled company” under the rules of the New York Stock Exchange Listed Company Manual, controlled by Golden Gate and Limited Brands, whose interests in our business may be different from yours.

Golden Gate, our largest stockholder, beneficially owned approximately 43% of our common stock as of March 11, 2011. As a result of this ownership, Golden Gate will have a substantial influence on our affairs and its voting power will constitute a large percentage of any quorum of our stockholders voting on any matter requiring the approval of our stockholders. Such matters include the election of directors, the adoption of amendments to our certificate of incorporation and bylaws, and approval of mergers or sales of substantially all of our assets. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. In addition, one of our five directors is a Managing Director of Golden Gate. Golden Gate may cause corporate actions to be taken even if the interests of Golden Gate conflict with the interests of our other stockholders.

In connection with the IPO, Golden Gate entered into a Stockholders Agreement (“Stockholders Agreement”) with Limited Brands, pursuant to which Golden Gate has the right to nominate (1) three directors to our board of directors, so long as Golden Gate holds at least 50% of the number of shares of our common stock held by Golden Gate immediately prior to the completion of the IPO, and (2) two directors, so long as Golden Gate holds at least 25% of the number of shares of our common stock held by Golden Gate immediately prior to the IPO. Limited Brands has the right to nominate (1) two directors to our board of directors, so long as Limited Brands holds at least 50% of the number of shares of our common stock held by Limited Brands immediately prior to the IPO, and (2) one director, so long as Limited Brands holds at least 25% of the number of shares of our common stock held by Limited Brands immediately prior to the IPO. The Stockholders Agreement requires Golden Gate and Limited Brands to vote their shares of common stock in favor of those persons nominated pursuant to rights under the Stockholders Agreement.

As of March 11, 2011 Golden Gate beneficially owned approximately 38.0 million shares, or 43%, of our common stock and 75% of the number of shares that Golden Gate owned immediately prior to the completion of the IPO, and therefore has the right to nominate three directors to our board of directors. As of March 11, 2011 Limited Brands owned approximately 12.7 million shares, or 14%, of our common stock and 75% of the number of shares that Limited Brands owned immediately prior to the completion of the IPO, and therefore has the right to nominate two directors to our board of directors. As a result, Golden Gate and Limited Brands together are able to nominate and elect a majority of the members of our board of directors. The directors so elected will have the authority, subject to the terms of our indebtedness and the rules and regulations of the New York Stock Exchange (“NYSE”), to issue additional stock, implement stock repurchase programs, declare dividends, and make other decisions, including determining what matters are submitted to a vote of our stockholders. In addition, Golden Gate and Limited Brands, acting together, are able to control virtually all matters requiring stockholder approval, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets.

Because of the equity ownership of Golden Gate and Limited Brands and the Stockholders Agreement, we are considered a “controlled company” for purposes of the NYSE listing requirements. As such, we are exempt from the NYSE corporate governance requirement that our board of directors meet the specified standards of independence and exempt from the requirement that we have a Compensation and Governance Committee made up entirely of directors who meet such independence standards. The NYSE independence standards are intended to ensure that directors who meet the independence standard are free of any conflicting interest that could influence their actions as directors. It is possible that the interests of Golden Gate and Limited Brands may in some circumstances conflict with our interests and the interests of our other stockholders.

Our stock price may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above the offering price.

The market price for our common stock is likely to be volatile, in part because our shares have a short history of being traded publicly. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, many of which we cannot control, including:

•	quarterly variations in our operating results compared to market expectations;

•	changes in preferences of our customers;

•	announcements of new products or significant price reductions by us or our competitors;

•	size of the public float;

•	stock price performance of our competitors;

•	fluctuations in stock market prices and volumes;

•	default on our indebtedness or foreclosure of our properties;

•	actions by competitors or other shopping center tenants;

•	changes in senior management or key personnel;

•	changes in financial estimates by securities analysts;

•	negative earnings or other announcements by us or other retail apparel companies;

•	downgrades in our credit ratings or the credit ratings of our competitors;

•	issuances of capital stock;

•	global economic, legal, and regulatory factors unrelated to our performance; and

•	failure to publish research or the publishing of inaccurate or unfavorable research by analysts.

Numerous factors affect our business and cause variations in our operating results and affect our net sales and comparable sales, including consumer preferences, buying trends, and overall economic trends; our ability to identify and respond effectively to fashion trends and customer preferences; actions by competitors and other shopping center tenants; changes in our merchandise mix; pricing; the timing of our releases of new merchandise and promotional events; the level of customer service that we provide in our stores; changes in sales mix among sales channels; our ability to source and distribute products effectively; inventory shrinkage; weather conditions, particularly during the holiday season; and the number of stores we open, close and convert in any period.

In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many retail companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to be involved in securities litigation, we would incur substantial costs and our resources and the attention of management would be diverted from our business.

Future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. As of January 29, 2011, we had 88.7 million shares of common stock outstanding.

Pursuant to the Registration Agreement entered into in connection with the IPO (the “Registration Rights Agreement”), Golden Gate and Limited Brands have the right to request three long-form demand registrations and an unlimited number of demand registrations on Form S-3 subject to the terms and conditions set forth in the Registration Rights Agreement and the lock-up agreements. In addition, Golden Gate, Limited Brands, and certain management stockholders have piggyback registration rights in connection with offerings initiated by us, Golden Gate or Limited Brands. Also, subject to compliance with the federal securities laws, all of our outstanding shares may be sold on the open market following the expiration of the lock-up period. By exercising their registration rights or otherwise selling a large number of shares on the open market, these holders could cause the price of our common stock to decline.

In addition, in the future, we may issue additional securities if we need to raise capital in connection with an acquisition or another capital raise. The amount of shares of our common stock issued in connection with a capital raise or acquisition could constitute a material portion of our then-outstanding shares of common stock and thus materially dilute our stockholders.

Antitakeover provisions in our charter documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.

Our certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors. These provisions:

•	establish a classified board of directors so that not all members of our board of directors are elected at one time;

•

authorize the issuance of undesignated preferred stock, the terms of which may be established, and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders; and

•	establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

Our certificate of incorporation also contains a provision that provides us with protections similar to Section 203 of the Delaware General Corporate Law, that will prevent us from engaging in a business combination with a person who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock, except for Golden Gate and, in certain instances, persons who purchase common stock from Golden Gate unless board or stockholder approval is obtained prior to the acquisition. These antitakeover provisions and other provisions under Delaware law could discourage, delay, or prevent a transaction involving a change in control of our company, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

Our ability to pay dividends is subject to restrictions in our existing credit arrangements, results of operations, and capital requirements.

Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. Our ability to pay dividends on our common stock is limited by our existing credit agreements and may be further restricted by the terms of any of our future debt or preferred securities. Additionally, because we are a holding company, our ability to pay dividends on our common stock is limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us, including restrictions under the terms of the agreements governing our indebtedness.

We incur substantial costs as a result of being a public company.

As a public company, we incur significant legal, accounting, insurance, and other expenses, including costs associated with public company reporting requirements. We incur costs associated with complying with the requirements of the Sarbanes-Oxley Act of 2002 and related rules implemented by the SEC and the NYSE. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these laws and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 will require significant expenditures and effort by management, and if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls, our stock price could be adversely affected.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related rules and regulations and beginning with our Annual Report on Form 10-K for the year ending January 28, 2012, our management will be required to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. We are currently in the process of reviewing, documenting, and testing our internal control over financial reporting. We may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting. In addition, in connection with the attestation process by our independent registered public accounting firm, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation. If we cannot favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls, investors could lose confidence in our financial information and our stock price could decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Home Office, Distribution Center, and Design Studio

Our 197,000 square foot principal executive office and 381,000 square foot distribution facility are located in Columbus and are leased from Limited Brands. Our Columbus distribution facility is operated by Limited

Brands. Our lease for both facilities expires in 2016. See Note 4 to our Consolidated Financial Statements for further discussion of these related party agreements. We also lease office space for our design function in New York City at 111 Fifth Avenue under a lease agreement that expires in 2014.

Stores

All of our 591 stores are leased from third parties, including three subleases from Limited Brands. See “Item 1. Business—Our Stores” for further information on the location of our stores.

We may from time to time lease new facilities or vacate existing facilities as our operations require, including in connection with opening new stores.

ITEM 3.	LEGAL PROCEEDINGS.

Information relating to legal proceedings is set forth in Note 14 to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” in Part II of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 4.	[Removed and Reserved]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On May 13, 2010, our Registration Statement became effective with the SEC, and our common stock began trading on the NYSE under the symbol “EXPR”. Prior to that date, there was no public market for our common stock. As of March 11, 2011, there were approximately 70 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.

The table below sets forth the high and low sales prices per share of our common stock reported on the NYSE since the IPO for the periods indicated.

	Market Price
	High	Low
2010
Fourth quarter	$19.00	$13.65
Third quarter	$18.00	$12.90
Second quarter (beginning May 13, 2010)	$19.10	$12.89

Dividends

On December 23, 2010, a $0.56 per share special, non-recurring dividend totaling $49.5 million was paid to stockholders of record as of the close of business on December 16, 2010. Our ability to pay dividends is restricted by the terms of our outstanding indebtedness. For more information about these restrictions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Existing Credit Facilities”. Any future determination to pay dividends will be made at the discretion of our Board of Directors (“Board”) and will depend on our results of operations, restrictions contained in current or future financing instruments, and other factors as deemed relevant.

The following table provides information regarding the purchase of shares of our common stock made by or on behalf of us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act of 1934, during each month of the quarterly period ended January 29, 2011:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs (2)
October 31, 2010 – November 27, 2010	—	$—	—	—
November 28, 2010 – January 1, 2011	40	0.01	—	—
January 2, 2011 – January 29, 2011	—	—	—	—

Total	40	$0.01	—	—

(1)	These shares represent unvested restricted shares repurchased from employees who have left the Company, as permitted by the purchase agreements governing the shares.
(2)	As of January 29, 2011, we do not have any authorization to repurchase stock nor any plans to do so.

Performance Graph

The following graph compares the changes in the cumulative total return to stockholders of our common stock with that of the S&P 500 and the Dow Jones U.S. Apparel Retailers Index for the same period. The comparison of the cumulative total returns for each investment assumes that $100 was invested in our common stock and the respective indexes on May 13, 2010, which was the first day our stock was traded on the NYSE, and includes reinvestment of all dividends. The plotted points are based on the closing price on the last trading day of each quarter.

COMPARISON OF THE

CUMULATIVE TOTAL RETURN

among Express, Inc., S&P 500

and Dow Jones U.S. Apparel Retailers Index

	5/13/10	7/31/10	10/30/10	1/29/11
Express, Inc.	$100.00	$104.78	$81.67	$105.91
S&P 500	$100.00	$95.18	$102.23	$110.27
Dow Jones U.S. Apparel Retailers Index	$100.00	$87.86	$96.54	$103.16

The Performance Graph in this Item 5 is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act of 1934 or to the liabilities of Section 18 of the Exchange Act of 1934 and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended (“Securities Act of 1933”) or the Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

ITEM 6.	SELECTED FINANCIAL DATA.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OPERATING DATA

The following tables set forth our selected historical consolidated financial and operating data as of the dates and for the periods indicated. The selected historical consolidated financial and operating data as of January 29, 2011 and January 30, 2010 and for the years ended January 29, 2011, January 30, 2010, and January 31, 2009 are derived from our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of January 31, 2009, February 2, 2008 and February 3, 2007, the selected operating data for the periods ended February 2, 2008 and July 7, 2007, and the selected historical consolidated financial and operating data as of and for the year ended February 3, 2007 are derived from our audited Consolidated Financial Statements, which are not included herein.

On July 6, 2007, investment funds managed by Golden Gate acquired 75% of the equity interests in our business from Limited Brands in the Golden Gate Acquisition. As a result of the Golden Gate Acquisition, a new basis of accounting was created beginning July 7, 2007 for the Successor periods ending after such date. Prior to the Golden Gate Acquisition, our Consolidated Financial Statements were prepared on a carve-out basis from Limited Brands. The carve-out Consolidated Financial Statements include allocations of certain costs of Limited Brands. In the Successor periods we no longer incur these charges, but do incur certain expenses as a stand-alone company for similar functions, including for certain support services provided by Limited Brands under the Limited Brands Transition Services Agreements (“Transition Services Agreement”), which are discussed further in Note 6 of our Consolidated Financial Statements. These allocated costs were based upon various assumptions and estimates and actual results may differ from these allocated costs, assumptions, and estimates. Accordingly, the carve-out Consolidated Financial Statements may not provide a comparable presentation of our financial position or results of operations as if we had operated as a stand-alone entity during the Predecessor periods.

The selected historical consolidated data presented below should be read in conjunction with the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and the related Notes and other financial data included elsewhere in this Annual Report on Form 10-K.

	Successor				Predecessor
	Year Ended			July 7, 2007 through February 2, 2008	February 4, 2007 through July 6, 2007	Year Ended
	2010	2009	2008			2006
	(dollars in thousands, excluding net sales per gross square foot and per share data data)
Statement of Operations Data:
Net sales	$1,905,814	$1,721,066	$1,737,010	$1,137,327	$659,019	$1,748,873
Cost of goods sold, buying and occupancy costs	1,227,490	1,175,088	1,280,018	890,063	451,514	1,254,762

Gross profit	678,324	545,978	456,992	247,264	207,505	494,111
Selling, general, and administrative expenses	461,073	409,198	447,071	275,150	170,100	470,117
Other operating expense, net	18,000	9,943	6,007	5,526	302	—

Operating income (loss)	199,251	126,837	3,914	(33,412)	37,103	23,994
Interest expense	59,493	53,222	36,531	6,978	—	—
Interest income	(16)	(484)	(3,527)	(5,190)	—	—
Other (income) expense, net	(1,968)	(2,444)	(300)	4,712	—	—

Income (loss) before income taxes	141,742	76,543	(28,790)	(39,912)	37,103	23,994
Income tax expense (1)	14,354	1,236	246	487	7,161	6,525

Net income (loss)	$127,388	$75,307	$(29,036)	$(40,399)	$29,942	$17,469

Dividends declared per share	$0.56	—	—	—	—	—
Earnings (loss) per share:
Basic	$1.49	$1.01	$(0.40)	$(0.57)
Diluted	$1.48	$1.00	$(0.40)	$(0.57)
Weighted average shares outstanding: (2)
Basic	85,369	74,566	72,516	71,409
Diluted	86,050	75,604	72,516	71,409
Other Financial and Operating Data:
Comparable sales change (3)	10%	(4)%	(3)%	12%	6%	(1)%
Net sales per gross square foot (4)	$346	$321	$337	$213	$118	$282
Total gross square feet (in thousands) (average)	5,029	5,033	5,060	5,348	5,604	6,195
Number of stores (at period end)	591	573	581	587	622	658
Capital expenditures	$54,843	$26,853	$50,551	$15,258	$22,888	$53,867
Balance Sheet Data (at period end):
Cash and cash equivalents	$187,762	$234,404	$176,115	$320,029		$20,649
Working capital (excluding cash and cash equivalents) (5)	(56,054)	(65,794)	(28,317)	(63,308)		60,455
Total assets	862,749	869,554	860,413	1,025,817		479,184
Total debt (including current portion)	367,407	416,763	498,478	124,375		—
Total stockholders’ equity	130,162	141,453	97,099	615,290		265,849

(1)	Prior to the Reorganization, we were treated as a partnership for federal income tax purposes, and therefore had not been subject to federal and state income tax, with the exception of a limited number of state and local jurisdictions. In connection with the Reorganization we became taxable as a corporation and recorded a $31.8 million tax benefit related to this conversion.
(2)	On May 12, 2010, in connection with the IPO, we converted from a Delaware limited liability company into a Delaware corporation and changed our name to Express, Inc. See Note 1 to our Consolidated Financial Statements. In connection with this conversion, all of our equity interests, which consisted of Class L, Class A, and Class C units, were converted into shares of our common stock at a ratio of 0.702, 0.649, and 0.442, respectively. All share and per share information in the accompanying Consolidated Financial Statements and the related Notes has been retrospectively recast to reflect this conversion.

(3)	Comparable sales have been calculated based upon stores that were open at least thirteen full months as of the end of the reporting period. For 2010 and 2009, comparable sales include e-commerce merchandise sales. Excluding c-commerce sales, comparable sales increased (decreased) 7% and (6)% for 2010 and 2009, respectively. For the year ended February 3, 2007, which was a fifty-three week year, sales from the fifty-third week were excluded from the calculation to present comparable periods.
(4)	Net sales per gross square foot is calculated by dividing net sales for the applicable period by the average gross square footage during such period. For the purpose of calculating net sales per gross square foot, e-commerce sales and other revenues are excluded from net sales.
(5)	Working capital is defined as current assets, less cash and cash equivalents, less current liabilities excluding the current portion of long-term debt.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section entitled “Risk Factors.”

Overview

Express is a nationally recognized specialty apparel and accessory retailer offering both women’s and men’s merchandise. With over 30 years of experience offering a distinct combination of style and quality at an attractive value, we believe we are a core shopping destination for our customers and that we have developed strong brand awareness and credibility with them. We target an attractive and growing demographic of women and men between 20 and 30 years old. We offer our customers an edited assortment of fashionable apparel and accessories to address fashion needs across multiple aspects of their lifestyles, including work, casual, jeanswear, and going-out occasions. We entered 2010 with considerable uncertainty regarding our results due to the volatile retail environment. Our continued focus on our growth strategy and expense management enabled us to increase our net income in 2010 to $127.4 million compared to $75.3 million in 2009. In addition, we increased our diluted earnings per share to $1.48 in 2010 from $1.00 in 2009. We plan to continue in 2011 to focus on the growth strategies that aided our improvements in financial performance in 2010. Our growth strategies and a summary of our execution of these strategies is presented below:

Improve Productivity of Our Retail Stores

Our comparable sales increased 10%, including e-commerce sales (7% excluding e-commerce sales) in 2010 compared to 2009, and was driven by an increase in transactions and growth in average dollar sales. We attribute our sustained positive comparable sales in existing stores along with improved product margins in the current challenging economy to our consistent application of our go-to-market strategy whereby we aggressively chase into winning trends through data-driven decision making. We believe we are in good position to continue this trend given the multiple merchandise categories presented in our stores that include wear-to-work, casual, jeanswear, and going out. We are also able to emphasize categories and optimize our performance based on seasonal needs and, importantly, as trends dictate. Also in 2010, we invested additional dollars in marketing to increase our brand recognition. Our increased marketing investment resulted in a significant increase in impressions during this year versus last year. To broaden our awareness and gain new loyal customers, we have focused our marketing campaigns on brand-building initiatives, including national print advertising and continued testing of local advertising in key markets such as New York, Chicago, and Los Angeles. Over time, we expect this increased marketing investment to result in higher traffic and transactions at our stores and online.

Expand Our Store Base

In 2010, we opened 23 new stores operated by us and closed five stores. As of January 29, 2011, we operated 591 locations, 547, or 93%, of which are in our dual-gender format. In 2011 we expect to open an additional 25 to 27 stores and close nine stores. Our projected store openings include five to seven stores in Canada. Our projected store closures are related to dual gender store conversions for the few locations where we still operate both women’s and men’s stand alone stores, along with exiting underperforming stores as their respective leases expire.

Expand Our e-Commerce Platform

In 2010, our e-commerce sales increased 60% over 2009. The growth in e-commerce sales was driven by increased sales volume across our assortment, the addition of new categories online, including shoes and swimwear, and the introduction in the third quarter of m.express.com, Express’s first mobile commerce site. E-commerce sales represented 8% of our total net sales in 2010. Sales growth to last year was relatively consistent by quarter in 2010 and we expect to see this channel grow to 10% to 15% of net sales in the longer term.

Expand Internationally with Development Partners

Our international expansion continued in 2010 with the opening of three new Express stores by Alshaya operating under the Express name. In addition, we continue to earn royalties from the Express stores that were previously opened in the Middle East and are operated by Alshaya through the Development Agreement. We continue to be pleased with the performance of our international stores and are increasingly optimistic about our strategy to grow internationally.

Factors Affecting Our Operating Results

Various factors affect our operating results during each period, including:

Overall Economic Trends. Consumer purchases of clothing generally remain constant or may increase during stable economic periods and decline during recessionary periods and other periods when disposable income is adversely affected. As a result, our results of operations during any given period are often impacted by the overall economic conditions in the markets in which we operate.

Consumer Preferences and Fashion Trends. Our ability to maintain our appeal to our existing customers and to attract new customers depends on our ability to anticipate fashion trends. Periods in which we have successfully anticipated fashion trends generally have had more favorable results. If we misjudge the market for our products, we may be faced with significant excess inventories for some products and be required to mark down those products in order to sell them or we may be required to discard those products, either of which would impact our gross profit. In recent periods we have redesigned our go-to-market strategy by focusing on early season testing and managing timing on purchases and production to reduce our exposure to changes in specific styles and trends, which we believe has led to higher product margins from reduced markdowns and lower inventory risk.

Competition. The retail industry is highly competitive, and retailers compete based on a variety of factors, including design, quality, price, and customer service. Levels of competition and the ability of our competitors to more accurately predict fashion trends and otherwise attract customers through competitive pricing or other factors impact our results of operations.

Pricing and Changes in Our Merchandise Mix. Our fashion offerings change from period to period, so the prices at which goods are sold and the margins we are able to earn from those goods also change. For example, if an item with a high price and/or a high margin is popular with our customers, then our results will be positively impacted. In 2009, for instance, our margins were positively impacted by increases in sales in items within our accessories assortment, all of which have high margins. The levels at which we are able to price our merchandise are influenced by a variety of factors, including quality of the product, production costs for those products, prices at which our competitors are selling similar items, and willingness of our customers to pay for higher priced items. During certain periods, we reduce prices or implement sales promotions if we determine that we need to do so in order to sell inventory before fashion seasons change. For instance, during the third and fourth quarters of 2008, we had disproportionately higher markdowns on excess inventory due to the global economic recession, which resulted in a decrease in our product margins for 2008. In some cases, we have increased prices for specific items if it was supported by customer demand.

The Timing of Our Releases of New Merchandise and Promotional Events. We incur expenditures relating to planning and production when we release new merchandise. If a release is successful, this new merchandise will have a positive impact on our sales until consumer preferences change or until those items are replaced in our stores by new items. Promotional events are intended to generate increased consumer awareness of our products and to increase sales in later periods. These may result in increased expenses in the periods in which the promotions are taking place, with the intent of increasing sales in later periods.

Seasonality. Our business is seasonal. As a result, our net sales fluctuate from quarter to quarter, which often affects the comparability of our results between periods. Net sales are historically higher in the third and fourth quarters due primarily to early Fall selling patterns and the impact of the holiday season. Generally, the annual sales split is approximately 45% for the Spring season (first and second quarter) and 55% for the Fall season (third and fourth quarter). Cash requirements are typically higher in the first and third quarters due to inventory-related working capital requirements for early Fall and holiday selling periods. Our business is also subject, at certain times, to calendar shifts, which may occur during key selling periods close to holidays such as Easter, Thanksgiving, and Christmas and regional fluctuations for events such as sales tax holidays.

Changes in Sales Mix Among Sales Channels. Our results of operations may vary according to the amount of products we sell in our stores versus the amount of products we sell through e-commerce. Most of our store operating costs are fixed in the short term, with the exceptions of incentive compensation for our employees and discretionary spending, while our e-commerce operating model has a larger variable cost component and depends in large part on the amount of goods sold. Our sales from e-commerce increased 60% from 2009 to 2010 and comprised 8% of our net sales in 2010. Sales from e-commerce increased by 231% from 2008 (which reflects sales after we launched our website in July 2008) to 2009, and comprised 5% of our net sales in 2009 and 2% of our net sales in 2008. As sales from e-commerce continue to increase, we expect our gross margins to be positively affected.

Our Ability to Source and Distribute Products Effectively. Our costs of sales are impacted by our ability to find third parties who can manufacture our products at favorable costs while maintaining the levels of quality that we desire to deliver to our customers. Our costs of distribution are affected by a number of items, such as the cost of fuel and the amount of product being transported though similar distribution networks in the markets in which we operate (which affects our ability to obtain more favorable pricing with our providers).

The Number of Stores We Open, Close and Convert to a Dual-Gender Format in Any Period. During any period in which we are constructing additional stores, we will incur capital expenditures as a result of that expansion. In the past, when we converted stores to a dual-gender format, we incurred capital expenditures. Because our dual-gender store conversion efforts are largely complete, store conversions are not expected to have a significant impact on our results going forward. The number of stores that we operate in any period will impact our results for that period.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. These key measures include net sales, comparable sales and other individual store performance factors, gross profit and selling, general, and administrative expenses. We also review other metrics such as EBITDA and Adjusted EBITDA.

Net Sales. Net sales reflects revenues from the sale of our merchandise, less returns and discounts, as well as shipping and handling revenue related to e-commerce, gift card breakage, and royalties earned from the Development Agreement with Alshaya.

Comparable Sales and Other Individual Store Performance Factors. Comparable sales are calculated based upon stores that were open at least thirteen full months as of the end of the reporting period. In the fourth quarter of

2010, we began including e-commerce sales in our comparable sales results and adjusted comparable sales figures retroactively back to the second quarter of 2009. A store is not considered a part of the comparable sales base if the square footage of the store changed by more than 20% due to remodel or relocation activities. As we continue to increase our store count, we expect that non-comparable sales will begin to contribute more to our total net sales than they currently do. We also review sales per gross square foot, average unit retail price, units per transaction, dollars per transaction, traffic, and conversion, among other things, to evaluate the performance of individual stores. We also review sales per gross square foot on a company-wide basis.

Gross Profit. Gross profit is equal to net sales minus cost of goods sold, buying and occupancy costs. Gross margin measures gross profit as a percentage of net sales. Cost of goods sold, buying and occupancy costs includes the direct cost of purchased merchandise, inventory shrinkage, inventory adjustments, inbound freight to our distribution center, outbound freight to get merchandise from our distribution center to stores, merchandising, design, planning and allocation and manufacturing/production costs, occupancy costs related to store operations (such as rent and common area maintenance, utilities, and depreciation on assets), and all logistics costs associated with our e-commerce business.

Our cost of goods sold, buying and occupancy costs increase in higher volume quarters because the direct cost of purchased merchandise is tied to sales. Buying and occupancy costs are largely fixed and do not necessarily increase as volume increases. Changes in the mix of our products, such as changes in the proportion of accessories, which are higher margin, may also impact our overall cost of goods sold, buying and occupancy costs. We review our inventory levels on an on-going basis in order to identify slow-moving merchandise and generally use markdowns to clear such merchandise. The timing and level of markdowns are driven primarily by seasonality and customer acceptance of our merchandise. We use third-party vendors to dispose of marked-out-of-stock merchandise which, in turn, is sold to third-party discounters. The primary drivers of the costs of individual goods are raw materials, labor in the countries where our merchandise is sourced, and logistics costs associated with transporting our merchandise.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses include all operating costs not included in cost of goods sold, buying and occupancy costs, with the exception of costs such as advisory fees incurred prior to our IPO, proceeds received from insurance claims, and gain/loss on disposal of assets, which are included in other operating expense, net. These costs include payroll and other expenses related to operations at our corporate home office, store expenses other than occupancy, and marketing expenses, which primarily include production, mailing, and print advertising costs. With the exception of store payroll and marketing, these expenses generally do not vary proportionally with net sales. As a result, selling, general, and administrative expenses as a percentage of net sales is usually higher in lower volume quarters and lower in higher volume quarters.

Other Operating Expense, Net. Other operating expense, net includes proceeds received from insurance claims and gain/loss on disposal of assets. Other operating expense, net also includes advisory fees paid under the terms of the Advisory Agreement with Golden Gate (“Advisory Agreement”) and the Limited Liability Company Agreement with Limited Brands (“LLC Agreement”) , respectively, for the periods in which these fees were incurred. See Note 6 to our Consolidated Financial Statements. In connection with the IPO and Reorganization, the Advisory Agreement and the LLC Agreement were terminated effective May 12, 2010, and, therefore, we no longer incur costs related to these agreements.

Other Factors Affecting Our Results

Certain important factors impacted the results presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including (1) our transition from a division of Limited Brands to a stand-alone private company and then to a public company as a result of the IPO, (2) our change in tax status as a result of the Reorganization, and (3) the prepayment of the 13.5% Topco Term B Loan (“Term B Loan”) and 14.5% Topco Term C Loan (“Term C Loan”), collectively referred to as the “Topco credit facility” in connection with the IPO and the Senior Notes offering.

Stand-alone Private and Public Company Costs. During our transition from a division of Limited Brands, a public company, to a stand-alone private company, we incurred one-time costs related to the establishment of infrastructure associated with information technology, tax, risk management, internal audit, treasury, real estate, and benefits administration. As a result of the IPO, we incur additional legal, accounting, and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with the Sarbanes-Oxley Act of 2002 as well as other rules implemented by the SEC and applicable stock exchange rules.

Tax Structure. After the Golden Gate Acquisition and prior to May 2, 2010, we were treated as a partnership for tax purposes and, therefore, were not generally subject to federal and state income tax (subject to exceptions in a limited number of state and local jurisdictions). Instead, our equity holders were subject to income tax on their distributive share of our earnings. As a partnership, we made distributions to our equity holders to fund their individual tax obligations related to their investment in us.

On May 12, 2010, we converted from a Delaware limited liability company to a Delaware corporation. See Note 1 and Note 7 to our Consolidated Financial Statements. In connection with the Reorganization, we elected to be treated as a corporation under Subchapter C of Chapter 1 of the Code effective May 2, 2010 and are subject to federal and state income tax expense. The Reorganization, for tax purposes, was deemed a contribution by Express Parent of its assets and liabilities to Express, Inc., followed by the liquidation of Express Parent. As a result, we recorded a net deferred tax asset and one-time, non-cash tax benefit of $31.8 million.

Senior Notes Offering and Prepayment of Term C Loan. On March 5, 2010, we issued, in a private placement, $250.0 million of 8 3/4% Senior Notes due 2018 at an offering price of 98.599% of the face value of the Senior Notes. A portion of the proceeds from the Senior Notes offering was used to prepay all of the Term C Loan outstanding under the Topco credit facility, plus accrued and unpaid interest and prepayment penalties, in an aggregate amount equal to approximately $154.9 million.

Initial Public Offering and Prepayment of Term B Loan. On May 18, 2010, we issued 10.5 million shares of our common stock during our IPO. The proceeds from the issuance of our common stock, together with cash on hand, were used as follows:(1) $164.9 for the prepayment of the Term B Loan, including accrued and unpaid interest of $5.9 million and a prepayment penalty of $9.0 million, (2) $10.0 million payment to Golden Gate to terminate the Advisory Agreement and $3.3 million to Limited Brands to terminate its advisory relationship under the LLC Agreement, and (3) approximately $5.0 million to pay related fees and expenses.

Results of Operations

The table below sets forth the various line items in the Consolidated Statements of Income as a percentage of net sales for the last three years.

	2010	2009	2008
Net sales	100%	100%	100%
Cost of goods sold, buying and occupancy costs	64%	68%	74%
Gross profit	36%	32%	26%
Selling, general, and administrative expenses	24%	24%	26%
Other operating expense, net	1%	1%	0%
Operating income	10%	7%	0%
Interest expense	3%	3%	2%
Interest income	0%	0%	0%
Other income, net	0%	0%	0%
Income (loss) before income taxes	7%	4%	(2)%
Income tax expense	1%	0%	0%
Net income (loss)	7%	4%	(2)%

Fiscal Year Comparisons

Net Sales

	Year Ended
	2010	2009	2008
Net sales (in thousands)	$1,905,814	$1,721,066	$1,737,010
Comparable sales percentage increase/(decrease)	10%	(4)%	(3)%
Net sales per average gross square foot (a)	$346	$321	$337
Total store square footage at end of period (in thousands) (a)	5,128	4,995	5,032
Number of:
Stores open at beginning of period	573	581	587
New stores	23	7	9
Closed stores	(5)	(15)	(15)

Stores open at end of period	591	573	581

(a)	Net sales per average gross square foot is determined by dividing net sales (excluding e-commerce sales, shipping and handling revenue related to e-commerce, gift card breakage, and royalties) for the period by average gross square feet during the period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.

Net sales increased from $1.721 billion in 2009 to $1.906 billion in 2010, an 11% increase. Comparable sales, including e-commerce sales, increased by $165.3 million, or 10%, in 2010 compared to 2009. The comparable stores sales growth was driven by an increase in transactions and growth in average dollar sales during the period as well as the continued growth in e-commerce sales. E-commerce sales for 2010 increased by $55.3 million or 60% to $147.5 million. During 2010 we opened 18 new stores (net of store closures), which also increased our sales in the current year but are not reflected in our comparable sales. Other revenue was $17.5 million in 2010, an increase of $5.3 million, compared to other revenue of $12.2 million in 2009, primarily as a result of more shipping and handling revenue related to e-commerce sales growth.

Net sales decreased from $1.737 billion in 2008 to $1.721 billion in 2009, a 1% decrease. We had 573 and 581 stores open at the end of 2009 and 2008, respectively. During 2009, we closed 8 stores (net of store openings). Net sales per gross square foot were $321 in 2009 compared to $337 in 2008. Comparable sales, including e-commerce sales (beginning in the second quarter of 2009) declined 4%, or $63.4 million, in 2009 as a result of a decrease in transactions, due primarily to the decline in general economic conditions. This was partially offset by an increase in the average dollars spent per transaction. Comparable sales performance improved from each quarter to the next during 2009 in comparison to the same quarter in 2008, with the first quarter down 16%, or $67.3 million, second quarter down 11%, or $41.4 million, third quarter up 2%, or $7.9 million, and fourth quarter up 8%, or $37.5 million. Our first full year of e-commerce sales was during 2009, which generated net sales of $92.2 million, an increase of $64.4 million compared to 2008, primarily as a result of increases in traffic to our website since its launch in July 2008 and the fact that the website was operational for only half of 2008. Other revenue was $12.2 million in 2009, an increase of $7.4 million, compared to other revenue of $4.8 million in 2008 primarily as a result of shipping and handling revenue related to the increase in e-commerce sales.

Gross Profit

The following table shows cost of sales and gross profit in dollars for the stated periods:

	Year Ended
	2010	2009	2008
	(in thousands)
Cost of goods sold, buying and occupancy costs	$1,227,490	$1,175,088	$1,280,018
Gross profit	$678,324	$545,978	$456,992

The 390 basis point improvement in gross margin, or gross profit as a percentage of net sales, in 2010 compared to the 2009 period primarily reflected increased full-priced merchandise sales and less markdown activity. We believe this is driven by our evolving go-to-market strategy, which is designed to reduce markdowns and inventory risk through increased product testing, more informed inventory buys, and chasing into proven styles.

From 2008 to 2009 we had a 540 basis point improvement in gross margin. The improvement in gross profit was due primarily to a $76.5 million increase resulting from our redesigned go-to-market strategy, which we believe reduces markdowns and lowers inventory risk through increased product testing. This increase was also due to increased full-priced merchandise sales and less markdown activity related to our evolving go-to-market strategy, a reduction in distressed carry-over inventory at the end of 2009, and lower product cancellation expense. The remaining increase in gross margin was driven primarily by a $5.3 million reduction in freight. Gross profit was also impacted by purchase accounting related to the Golden Gate Acquisition in 2007. This had the effect of increasing the carrying amount of property and equipment by $38.5 million which is being depreciated over the remaining useful life of each asset and recording an intangible asset of $19.8 million related to net favorable lease obligations that is being amortized over the remaining life of each lease. The impact of purchase accounting associated with the incremental depreciation and amortization had the effect of reducing gross profit by $11.8 million and $19.5 million for 2009 and 2008, respectively.

Selling, General and Administrative Expenses

The following table shows selling, general and administrative expenses in dollars for the stated periods:

	Year Ended
	2010	2009	2008
	(in thousands)
Selling, general, and administrative expenses	$461,073	$409,198	$447,071

The $51.9 million increase in selling, general, and administrative expenses in 2010 compared to 2009 was driven by a $19.4 million increase in marketing expense as a result of additional investments in brand development, including testing of local advertising in key markets such as New York, Chicago, and Los Angeles and increased e-commerce and print advertising to heighten awareness and maximize the strength of our brand, a $10.3 million increase in professional fees, supplies, and other direct expenses, including credit card and bank fees, a $7.3 million increase in payroll costs primarily associated with additional information technology and e-commerce headcount, stock compensation expense due to accelerated vesting, and a higher tax and fringe rate due to the reinstatement of the company contributions for the 401(K) and retirement plans, a $7.2 million increase primarily related to new public company costs, and $2.7 million in costs related to the Senior Notes offering completed on March 5, 2010 and the IPO completed on May 18, 2010.

Selling, general, and administrative expenses decreased $37.9 million in 2009 compared to 2008. The decline in selling, general, and administrative expenses was due primarily to a $35.3 million reduction in store operating expenses resulting from efforts to optimize payroll and increase operational efficiencies, and a $2.2 million savings in benefits and payroll administration related to our transition to a stand-alone business. These reductions were partially offset by a $1.7 million investment in home office headcount to support our e-commerce growth strategy.

Other Operating Expense, Net

The following table shows other operating expense, net in dollars for the stated periods:

	Year Ended
	2010	2009	2008
	(in thousands)
Other operating expense, net	$18,000	$9,943	$6,007

The $8.1 million increase in other operating expense, net in 2010 compared to 2009 was driven by the $10.0 million fee paid to Golden Gate and $3.3 million fee paid to Limited Brands to terminate the Advisory Agreement and the LLC Agreement, respectively, upon completion of our IPO on May 18, 2010. This increase was partially offset by the elimination of the advisory fees in the third and fourth quarter of 2010, which were previously incurred under the Advisory Agreement and the LLC Agreement. Fees under both the Advisory Agreement and the LLC Agreement were incurred during all of 2009.

The $3.9 million increase in other operating expense, net in 2009 compared to 2008 relates primarily to changes in advisory fees to both Golden Gate and Limited Brands, which were calculated as a percentage of Adjusted EBITDA.

Interest Expense

The following table shows interest expense in dollars for the stated periods:

	Year Ended
	2010	2009	2008
	(in thousands)
Interest expense	$59,493	$53,222	$36,531

The $6.3 million increase in interest expense in 2010 compared to 2009 resulted primarily from the $20.8 million loss on extinguishment of debt associated with the early repayments of the Term C Loan and Term B Loan in the first quarter of 2010 and second quarter of 2010, respectively, partially offset by $14.3 million lower interest expense on the Senior Notes at an interest rate of 8 3/4% versus the Term C and Term B Loans at an interest rate of 14.5% and 13.5%, respectively.

The $16.7 million increase in interest expense in 2009 compared to 2008 resulted primarily from entering into the $300.0 million Topco credit facility on June 26, 2008, and therefore interest expense for 2008 only reflects thirty-one weeks of interest relating to this facility. This was offset by lower interest expense of $3.0 million related to our Opco term loan, which had a lower interest rate during 2009 and accrued interest on a lower outstanding principal balance.

Interest Income

The following table shows interest income in dollars for the stated periods:

	Year Ended
	2010	2009	2008
	(in thousands)
Interest income	$(16)	$(484)	$(3,527)

The $3.0 million decrease in interest income in 2009 compared to 2008 resulted primarily from a reduction in interest rates on investments in overnight treasury securities.

Other Income, Net

The following table shows other income, net in dollars for the stated periods:

	Year Ended
	2010	2009	2008
	(in thousands)
Other income, net	$(1,968)	$(2,444)	$(300)

Other income, net for all years presented primarily includes the change in the fair market value of our interest rate swap, which was entered into in July 6, 2007 and expired on August 6, 2010.

Income Tax Expense

Income tax expense was $14.4 million in 2010, an increase of $13.1 million compared to 2009, primarily driven by our change in tax status. The effective tax rate for 2010 was 10.1% compared to 1.6% for 2009. The higher rate was primarily due to our becoming subject to taxation as a corporation on May 2, 2010 in connection with our conversion to a corporation. We were previously treated as a partnership for tax purposes through May 1, 2010 and therefore, generally were not subject to federal and state income taxes. A one-time non-cash tax benefit of $31.8 million was recorded in conjunction with our conversion to a corporation. Income tax expense was $1.2 million in 2009, an increase of $1.0 million compared to $0.2 million in 2008.

We anticipate our effective tax rate will be approximately 40.3% in 2011.

Adjusted Net Income and Adjusted Earnings Per Diluted Share

We supplement the reporting of our financial information determined under United States generally accepted accounting principles (“GAAP”) with certain non-GAAP financial measures: adjusted net income and adjusted earnings per diluted share. We believe that these non-GAAP measures provide meaningful information to assist stockholders in understanding our financial results and assessing our prospects for future performance. Management believes adjusted net income and adjusted earnings per diluted share are important indicators of our operations because it excludes items that may not be indicative of, or are unrelated to, our core operating results, and provide a baseline for analyzing trends in our underlying business. Other companies with similar measures may calculate these measures differently, and as a result, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported net income and earnings per diluted share. These non-GAAP financial measures reflect an additional way of viewing an aspect of our operations that, when viewed with our GAAP results and the below reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of our business. We strongly encourage investors and stockholders to review our financial statements and publicly-filed reports in their entirety and not rely on any single financial measure.

The tables below reconcile the non-GAAP financial measures, adjusted net income and adjusted earnings per diluted share, with the most directly comparable GAAP financial measures, net income and earnings per diluted share.

	2010
(in thousands, except per share amounts)	Net Income	Earnings per Diluted Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$127,388	$1.48	86,050
Transaction Costs (a) *	2,718	0.03
Advisory/LLC Fees (b) *	8,121	0.10
Interest Expense (c) *	15,370	0.18
Non-Cash Tax Benefit (d)	(31,807)	(0.37)

Adjusted Non-GAAP Measure	$121,790	$1.42

(a)	Includes transaction costs related to the Senior Notes offering, IPO, and 2010 secondary offering
(b)	Includes one-time fees paid to Golden Gate and Limited Brands for terminating advisory arrangements
(c)	Includes prepayment penalty and accelerated amortization of debt financing costs and debt discount related to the early repayment of the Term B Loan and Term C Loan
(d)	Represents one-time, non-cash tax benefit in connection with the conversion to a corporation

*	Items were tax affected at 1.2% for the thirteen weeks ended May 1, 2010 and at our statutory rate of 39.1% for the remainder of the year.

EBITDA and Adjusted EBITDA

The following table presents EBITDA and Adjusted EBITDA for the stated periods:

	Year Ended
	2010	2009	2008
	(in thousands)
EBITDA	$266,281	$198,949	$83,514
Adjusted EBITDA	$309,298	$229,750	$137,198

EBITDA and Adjusted EBITDA have been presented in this Annual Report on Form 10-K and are supplemental measures of financial performance that are not required by, or presented in accordance with GAAP. EBITDA is defined as consolidated net income before depreciation and amortization, interest expense (net), including amortization of debt issuance costs and debt discounts and losses on debt extinguishment, and income taxes. Adjusted EBITDA is calculated in accordance with our existing credit agreements and is defined as EBITDA adjusted to exclude the items set forth in the table below.

EBITDA is included in this Annual Report on Form 10-K because it is a key metric used by management to assess our operating performance. Adjusted EBITDA is included in this Annual Report on Form 10-K because it is a measure by which our lenders evaluate our covenant compliance. The Opco term loan contains a leverage ratio covenant and the Opco revolving credit facility contains a fixed charge coverage ratio covenant that we must meet if we do not meet the excess availability requirement under the Opco revolving credit facility, and both covenants are calculated based on Adjusted EBITDA. Non-compliance with the financial ratio covenants contained in the Opco term loan and the Opco revolving credit facility could result in the acceleration of our obligations to repay all amounts outstanding under those agreements. The applicable interest rates on the Opco term loan and the Opco revolving credit facility are also based, in part, on our leverage ratio and excess availability, respectively. In addition, the Opco term loan, the Opco revolving credit facility, and the indenture governing the Senior Notes contain covenants that restrict, subject to certain exceptions, our ability to incur additional indebtedness or make restricted payments, such as dividends, based, in some cases, on our ability to meet leverage ratios or fixed charge coverage ratios. Adjusted EBITDA is a material component of these ratios.

EBITDA and Adjusted EBITDA are not measures of our financial performance or liquidity under GAAP and should not be considered as alternatives to net income as a measure of operating performance, cash flows from operating activities as a measure of liquidity, or any other performance measure derived in accordance with GAAP. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments, and debt service requirements. EBITDA and Adjusted EBITDA contain certain other limitations, including the failure to reflect our cash expenditures, cash requirements for working capital needs, and cash costs to replace assets being depreciated and amortized and exclude certain non-recurring charges that may occur in the future. Management compensates for these limitations by relying primarily on our GAAP results and by using EBITDA and Adjusted EBITDA only supplementally. Our measures of EBITDA and Adjusted EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

The following table presents a reconciliation of the differences between EBITDA and Adjusted EBITDA to net income, the most directly comparable GAAP financial measure, for the stated periods.

	Year Ended
	2010	2009	2008
	(in thousands)
Net income (loss)	$127,388	$75,307	$(29,036)
Depreciation and amortization	65,062	69,668	79,105
Interest expense, net (a)	59,477	52,738	33,199
Income tax expense	14,354	1,236	246

EBITDA	266,281	198,949	83,514
Non-cash deductions, losses, charges (b)	14,579	12,128	21,112
Non-recurring expenses (c)	2,090	5,908	18,660
Transaction expenses (d)	2,628	1,656	3,596
Permitted Advisory Agreement fees and expenses (e)	12,752	7,153	4,238
Non-cash expense related to equity incentives	5,296	2,052	2,069
Other adjustments allowable under our existing credit agreements (f)	5,672	1,904	4,009

Adjusted EBITDA	$309,298	$229,750	$137,198

(a)	Includes interest income and also includes amortization of debt issuance costs, amortization of debt discount, and loss on extinguishment of debt.
(b)	Adjustments made to reflect the net impact of non-cash expense items such as non-cash rent and expense associated with the change in fair value of our interest rate swap in accordance with our debt agreements.
(c)	Primarily includes expenses related to the development of stand-alone information technology systems in connection with the termination of our Transition Services Agreement with Limited Brands.
(d)	Represents costs incurred related to items such as the issuance of stock, recapitalizations, and incurrence of permitted indebtedness.
(e)	Includes on-going consulting and management services provided by Golden Gate pursuant to the Advisory Agreement entered into in connection with the Golden Gate Acquisition.
(f)	Reflects adjustments permitted under our existing credit agreements, including advisory fees paid to Limited Brands under the LLC Agreement.

Liquidity and Capital Resources

General

Our business relies on cash flows from operations as our primary source of liquidity. We do, however, have access to additional liquidity, if needed, through borrowings under our Opco revolving credit facility. Our primary cash needs are for merchandise inventories, payroll, store rent, capital expenditures associated with opening new stores and updating existing stores, and information technology. The most significant components of our working capital are merchandise inventories, accounts payable, and other current liabilities. Our liquidity position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within a few days of the related sale and have up to 75 days to pay certain merchandise vendors and 45 days to pay the majority of our non-merchandise vendors.

In 2010, we had the following significant cash transactions outside the normal course of business:

•

March 2010—Used net proceeds of $246.5 million (net of original issue discount) from the $250.0 million Senior Notes offering, together with cash on hand of $153.8 million, to prepay the Term C Loan, including the related prepayment penalty and accrued interest and to make a $230.0 million distribution to our equity holders.

•

May 2010—Net proceeds of $166.9 million (excluding underwriting discount) from our IPO, together with cash on hand of approximately $16.5 million, were used as follows: (1) 164.9 for the prepayment of the Term B Loan, including accrued and unpaid interest of $5.9 million and a prepayment penalty of $9.0 million, (2) $10.0 million payment to Golden Gate to terminate the Advisory Agreement and $3.3 million to Limited Brands to terminate its advisory relationship under the LLC Agreement, and (3) approximately $5.0 million to pay related fees and expenses.

•	December 2010—Paid a special dividend of $49.5 million from cash on hand to stockholders of record as of the close of business on December 16, 2010.

Following these transactions, as of January 29, 2011, we had cash and cash equivalents of approximately $187.8 million and $163.6 million of availability under the Opco revolving credit facility. We currently anticipate reducing debt by $25.0 million in the first quarter of 2011 using cash on hand, as was previously announced in our third quarter 2010 earnings release.

Our cash position is seasonal as a result of building up inventory for the next selling season and, as a result, our cash and cash equivalents during the spring are usually lower when compared to the rest of the year. Our cash balances generally increase during the summer selling season and then increase further during the Fall and holiday seasons. We believe that cash generated from operations and the availability of borrowings under our Opco revolving credit facility or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures, and scheduled debt payments for at least the next twelve months.

Cash Flow Analysis

A summary of operating, investing and financing activities are shown in the following table:

	Year Ended
	2010	2009	2008
	(in thousands)
Provided by operating activities	$219,958	$200,721	$35,234
Used in investing activities	(54,843)	(26,873)	(51,801)
Used in financing activities	(211,757)	(115,559)	(127,347)
(Decrease) increase in cash and cash equivalents	(46,642)	58,289	(143,914)
Cash and cash equivalents at end of period	$187,762	$234,404	$176,115

Net Cash Provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, and the effect of working capital changes.

Net cash provided by operating activities was $220.0 million in 2010 compared to $200.7 million in 2009, an increase of $19.2 million. The increase in net income increased operating cash flow by $52.1 million in 2010 compared to 2009. We had the following significant operating outflows during 2010: (1) $13.3 million in one-time fees related to the termination of the Advisory Agreement and the LLC Agreement and (2) $12.0 million in prepayment penalties related to the prepayments of the Term B Loan and the Term C Loan. In addition we had cash outflows related to changes in working capital primarily related to an increase in inventories of $13.5 million to support our sales growth. Further, as a result of our conversion to a corporation, we recognized a non-cash deferred tax gain of $31.8 million, which was partially offset in the periods subsequent to the conversion by deferred tax expense related to book income. We also had an $8.8 million non-cash loss on extinguishment of debt related to the prepayments of the Term B Loan and the Term C Loan.

Net cash provided by operating activities was $200.7 million in 2009 compared to $35.2 million in 2008. The $165.5 million increase in cash provided by operating activities was due primarily to a $104.3 million increase in net income, a $44.1 million source of cash related to the change in accounts payable and accrued expenses-related parties, and a $21.6 million source of cash related to the change in accounts payable, deferred revenue, and accrued expenses.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth (new store openings), store maintenance (remodels, conversions to a dual-gender format, visual, fixtures, heating, ventilation and air conditioning improvements, and gates), and non-store maintenance (information technology and expenses associated with operations at our corporate home office).

Net cash used in investing activities was $54.8 million in 2010 compared to $26.9 million in 2009, an increase of $28.0 million. Capital expenditures, gross of landlord allowances, attributed to the opening of new stores, store remodels, and store conversions to a dual-gender format totaled $21.0 during 2010 compared to $14.4 million during 2009, an increase of $6.6 million. Capital expenditures related to investments in information technology primarily related to our transition to a stand-alone business were $14.3 million in 2010 compared to $10.2 million in 2009.

Net cash used in investing activities was $26.9 million in 2009 compared to $51.8 million in 2008, a decrease of $24.9 million. Capital expenditures, gross of landlord allowances, attributed to the opening of new stores, store remodels, and store conversions to a dual-gender format totaled $14.4 million during 2009 compared to $29.5 million during 2008, a decrease of $15.1 million. Capital expenditures related to investments in information technology primarily related to our transition to a stand-alone business were $10.2 million in 2009.

The remaining capital expenditures in each period relate primarily to investments in information technology, store fixtures, heating, ventilation and air conditioning improvements, gates, and investments in the operations at our corporate home office.

In 2011 we plan to open 25 to 27 new stores, including 20 in the United States and 5 to 7 in Canada. We expect capital expenditures for 2011 to be approximately $72.0 to $76.0 million, primarily driven by these new store openings. These capital expenditures do not include the impact of landlord allowances, which are expected to be approximately $18.0 to $22.0 million for 2011.

Net Cash Used in Financing Activities

Financing activities consist primarily of borrowings and repayments related to the Senior Notes, Topco credit facility, and Opco revolving credit facility, as well as distributions to our equity holders, dividends to our stockholders, and fees and expenses paid in connection with our credit facilities and the IPO.

Net cash used by financing activities was $211.8 million during 2010 as compared to $115.6 million in 2009, an increase of $96.2 million. This use of cash consisted of repayments of $300.0 million for borrowings under the Topco credit facility, $261.0 million in distributions to equity holders prior to our IPO, including a $31.0 million tax distribution in the second quarter of 2010, a special dividend of $49.5 million in December of 2010, and $18.7 million in costs incurred in connection with the Senior Notes offering and IPO. These uses were offset by net proceeds of $246.5 million (net of original issue discount) received from the Senior Notes offering and $166.9 million (net of underwriting discount) received from the IPO.

Net cash used by financing activities was $115.6 million in 2009 as compared to $127.3 million in 2008, a decrease of $11.7 million. This use of cash was primarily related to the $75.0 million repayment for amounts borrowed under our Opco revolving credit facility in 2008, $7.1 million of repayments related primarily to the accrued paid-in-kind interest on our Term C Loan, and a $33.0 million distribution to equity holders.

Net cash used by financing activities was $127.3 million in 2008. This use of cash consisted of $491.2 million in distributions to equity holders, $3.9 million in expenses paid in connection with the Topco credit facility, and $1.3 million in repayments related to the Opco term loan, partially offset by cash received related to $294.0 million of borrowings under our Topco credit facility and $75.0 million in borrowings under our Opco revolving credit facility.

In 2011 we have $1.3 million of scheduled principal payments due on the Opco term loan. We also anticipate reducing our debt by $25.0 million in the first quarter of 2011 using cash on hand.

Credit Facilities

Opco Revolving Credit Facility

On July 6, 2007, we entered into the $200.0 million secured Asset-Based Loan Credit Facility. The Opco revolving credit facility is available to be used for working capital and other general corporate purposes and is scheduled to expire on July 6, 2012. The Opco revolving credit facility, as amended, allows for up to $30.0 million of swing line advances and up to $45.0 million to be available in the form of letters of credit.

On February 5, 2010, we entered into an amendment to the Opco revolving credit facility that became effective March 5, 2010 in connection with the Senior Notes offering. The amendment, among other things, (1) permitted the issuance of the Senior Notes and the guarantees thereof by Express Holding and Express, LLC’s subsidiaries, (2) increased the applicable interest rate margins and unused line fee, (3) permitted a distribution by Express, LLC to allow Express Topco to prepay the Term C Loan under the Topco credit facility in its entirety (plus any applicable prepayment penalties and accrued and unpaid interest thereon) and Express Parent to make a cash distribution to its equity holders in an aggregate amount equal to approximately $230.0 million, (4) permitted Express, LLC to pay distributions to allow Express Topco to make regularly scheduled interest payments on the Term B Loan under the Topco credit facility, and (5) permits Express Holding to own the equity interests of Express Finance Corp. (“Express Finance”), the co-issuer of the Senior Notes. We paid customary amendment fees to consenting lenders in connection with the amendment.

Borrowings under the Opco revolving credit facility bear interest at a rate equal to LIBOR plus an applicable margin rate or the higher of The Wall Street Journal’s prime lending rate and 0.50% per annum above the federal funds rate, plus an applicable margin rate. This applicable margin rate is determined based on excess availability as determined by reference to our borrowing base. As a result of the amendment described above, effective March 5, 2010, the applicable margin rate for LIBOR-based advances is 2.25% per annum, or 2.00% if excess availability is $100.0 million or greater, and for base rate-based advances is 1.25% per annum, or 1.00% if excess availability is $100.0 million or greater. The borrowing base components are 90% of credit card receivables plus 85% of the liquidation value of eligible inventory, less certain reserves. We had no borrowings outstanding and $163.6 million available under the Opco revolving credit facility as of January 29, 2011.

As a result of the amendment discussed above, effective March 5, 2010, the unused line fees payable under the Opco revolving credit facility are incurred at 0.50% of the average daily unused revolving commitment during each quarter payable quarterly in arrears.

Interest payments under the Opco revolving credit facility are due quarterly on the last calendar day of each April, July, October, and January for base rate-based advances and on the last day of the interest period for LIBOR-based advances for interest periods of one, two, three, and six months (or if available to all lenders, nine or twelve months), and additionally every three months after the first day of the interest period for LIBOR-based advances for interest periods of greater than three months.

The Opco revolving credit facility contains customary covenants and restrictions on Express Holding and its subsidiaries’ activities, including, but not limited to, limitations on the incurrence of additional indebtedness;

liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, and prepayment of other debt; distributions, dividends, and the repurchase of capital stock; transactions with affiliates; the ability to change the nature of our business or our fiscal year; the ability to amend the terms of the Opco term loan; and permitted activities of Express Holding. All obligations under the Opco revolving credit facility are guaranteed by Express Holding and its subsidiaries and secured by a lien on substantially all of the assets of Express Holding and its subsidiaries; provided that the liens on certain assets of Express Holding and its subsidiaries shall be junior in priority to the liens securing the Opco term loan.

The Opco revolving credit facility requires Express Holding and its subsidiaries to maintain a fixed charge coverage ratio of 1.00 to 1.00 if excess availability plus eligible cash collateral is less than $30.0 million. Our excess availability was $163.6 million as of January 29, 2011. We were not subject to this covenant as of January 29, 2011 because excess availability plus eligible cash collateral was greater than $30.0 million.

Opco Term Loan

On July 6, 2007, we entered into a $125.0 million secured term loan. The proceeds of these borrowings were used to finance, in part, the Golden Gate Acquisition and to pay transaction fees and expenses related to the Golden Gate Acquisition. Borrowings under the Opco term loan bear interest at a rate equal to LIBOR plus an applicable margin rate or the higher of The Wall Street Journal’s prime lending rate and 0.50% per annum above the federal funds rate, plus an applicable margin rate.

On February 5, 2010, we entered into an amendment to the Opco term loan that became effective March 5, 2010 in connection with the Senior Notes offering. The amendment, among other things, (1) permitted the issuance of the Senior Notes and the guarantees thereof by Express Holding and its subsidiaries, (2) increased the applicable interest rate margins (subject to a further increase in the event Express, LLC’s corporate family rating is not B2 or better by Moody’s Investors Service, Inc. (“Moody’s”) and Express, LLC’s corporate credit rating is not B or better by Standard & Poor’s Rating Services (“S&P”), (3) permitted a distribution by Express, LLC to allow Express Topco to prepay the Term C Loan under the Topco credit facility in its entirety (plus any applicable prepayment penalties and accrued and unpaid interest thereon), and Express Parent to make a cash distribution to its equity holders in an aggregate amount equal to approximately $230.0 million, (4) permitted Express, LLC to pay distributions to allow Express Topco to make regularly scheduled interest payments on the Term B Loan under the Topco credit facility, and (5) permits Express Holding to own the equity interests of Express Finance, the co-issuer of the Senior Notes. We paid customary amendment fees to consenting lenders in connection with the amendment.

The applicable margin rate is determined by Express Holding’s leverage ratio of consolidated debt for borrowed money (net of cash and cash equivalents provided that no more than $75.0 million of cash and cash equivalents may be netted against consolidated debt for borrowed money for this purpose), including amounts drawn under letters of credit and any synthetic debt, to Adjusted EBITDA (“Leverage Ratio”), in effect on the first day of each interest period with respect to LIBOR-based advances and by the Leverage Ratio in effect from time to time with respect to base rate-based advances. As a result of the amendment described above, effective March 5, 2010, the applicable margin rate for LIBOR-based advances is 4.25% per annum, or 4.00% if the Leverage Ratio is less than 1.00 to 1.00, and for base rate-based advances is 3.25% per annum, or 3.00% if the Leverage Ratio is less than 1.00 to 1.00. Additionally, these rates may be further increased by 50 basis points per annum in the event that Express, LLC fails to maintain, at the time of determination, a corporate family rating of B2 or better by Moody’s and a corporate credit rating of B or better by S&P. As of January 29, 2011, the interest rate under the Opco term loan was 4.54%.

Interest payments under the Opco term loan are due quarterly on the last calendar day of each April, July, October, and January for base rate-based advances and on the last day of the applicable interest period for LIBOR-based advances for interest periods of one, two, three, and six months (or if available to all lenders, nine or twelve months), and additionally every three months after the first day of the interest period for LIBOR-based advances for interest periods of greater than three months. Principal payments under the Opco term loan are due quarterly on the last business day of each April, July, October, and January through July 6, 2013, in equal installments of 0.25% of the initial principal balance with the balance of principal due on July 6, 2014.

The agreement governing the Opco term loan requires that annual prepayments of principal be made within five business days after the 120th calendar day following the end of each fiscal year in the amount by which an applicable percentage of “excess cash flow” (as defined in the agreement) that corresponds to Express Holding’s Leverage Ratio, exceeds any voluntary prepayments of the Opco term loan over the fiscal year. We do not expect to be required to make a pre-payment in 2011.

The Opco term loan contains customary covenants and restrictions on Express Holding and its subsidiaries’ activities, including, but not limited to, limitations on the incurrence of additional indebtedness; liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, and prepayment of other debt; distributions, dividends, and the repurchase of capital stock; transactions with affiliates; the ability to change the nature of our business or our fiscal year; the ability to amend the terms of the Opco revolving credit facility; and permitted activities of Express Holding. All obligations under the Opco term loan are guaranteed by Express Holding and Express, LLC’s subsidiaries and secured by a lien on substantially all of the assets of Express Holding and its subsidiaries; provided that the liens on certain assets of Express Holding and its subsidiaries shall be junior in priority to the liens securing the Opco revolving credit facility.

The Opco term loan also requires that Express Holding maintain a Leverage Ratio for the most recently completed reporting period (last 4 consecutive quarters as of the end of each quarter) of not more than 1.75 to 1.00. Express Holding was in compliance with the covenant requirement as of January 29, 2011.

Effective July 6, 2007, Express, LLC entered into a receive variable/pay fixed interest rate swap agreement to mitigate exposure to interest rate fluctuations on a notional principal amount of $75.0 million of the $125.0 million variable-rate Opco term loan. The interest rate swap agreement terminated on August 6, 2010.

Senior Notes

On March 5, 2010, Express, LLC and Express Finance, as co-issuers, issued, in a private placement, $250.0 million of 8 3/4% Senior Notes due 2018 at an offering price of 98.599% of the face value of the Senior Notes. An affiliate of Golden Gate purchased $50.0 million of Senior Notes in the offering. Interest on the Senior Notes is payable on March 1 and September 1 of each year. A portion of the proceeds from the Senior Notes offering was used to prepay all of the $150.0 million Term C Loan outstanding under the Topco credit facility, plus prepayment penalties of $3.0 million and accrued and unpaid interest thereon of $1.9 million. The remaining proceeds, together with cash on hand, were used to make a cash distribution of approximately $230.0 million to our equity holders and pay related fees and expenses, including discounts and commissions to the initial purchasers of the Senior Notes, totaling $15.4 million. In connection with the Senior Notes offering, $10.8 million of costs were capitalized as debt issuance costs within other assets on the Consolidated Balance Sheets and will be amortized over the 8 year term of the Senior Notes using the effective interest method.

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

The indenture governing the Senior Notes contains customary covenants and restrictions on the activities of Express, LLC, Express Finance and Express, LLC’s restricted subsidiaries, including, but not limited to, the incurrence of additional indebtedness; payment of dividends or distributions in respect of capital stock or certain other restricted payments or investments; entering into agreements that restrict distributions from restricted subsidiaries; the sale or disposal of assets, including capital stock of restricted subsidiaries; transactions with affiliates; the incurrence of liens; and mergers, consolidations or the sale of substantially all of Express, LLC’s assets. Certain of these covenants will be suspended if the Senior Notes are assigned an investment grade rating by both S&P and Moody’s and no default has occurred or is continuing. If either rating on the Senior Notes should subsequently decline to below investment grade, the suspended covenants will be reinstated.

Topco Credit Facility

On June 26, 2008, Express Topco, as borrower, entered into a $300.0 million secured term loan facility. The Topco credit facility was scheduled to mature on June 26, 2015 and was comprised of a $150.0 million Term B Loan and a $150.0 million Term C Loan. On March 5, 2010, in connection with the Senior Notes offering, all of the Term C Loan was prepaid, plus prepayment penalties and accrued interest thereon. On May 18, 2010, in connection with the IPO, all of the Term B Loan was prepaid, plus prepayment penalties and accrued and unpaid interest thereon.

Contractual Obligations

We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases and debt obligations. As of January 29, 2011, our contractual cash obligations over the next several periods are set forth below.

	Payments Due by Period
	Total	<1 Year	2-3 Years	4-5 Years	Thereafter
	(in thousands)
Contractual Obligations:
Existing Debt Facilities (1)	$370,625	$1,250	$2,500	$116,875	$250,000
Interest Costs (2)	183,700	27,391	54,671	46,980	54,658
Other Long-Term Obligations (3)	44,311	9,328	16,338	16,639	2,006
Operating Leases (4)	760,426	164,442	264,060	170,057	161,867
Purchase Obligations (5)	293,366	293,366	—	—	—

Total	$1,652,428	$495,777	$337,569	$350,551	$468,531

(1)	As of January 29, 2011, we had the following amounts outstanding under our existing credit facilities: no amounts outstanding under the Opco revolving credit facility; $120.6 million under the Opco term loan and $250.0 million in Senior Notes outstanding. The Opco revolving credit facility matures on July 6, 2012, the Opco term loan matures on July 6, 2014, and the Senior Notes are due in March 2018. See “Liquidity and Capital Resources- Credit Facilities.”
(2)	Includes interest under existing debt facilities. Interest costs for the Opco term loan have been estimated based on interest rates in effect for such indebtedness as of January 29, 2011.
(3)	Other long-term obligations consist of severance agreements and obligations under our Mast agreements.
(4)	We enter into operating leases in the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The future operating lease obligations would change if we were to exercise these options, or if we were to enter into additional new operating leases. Common area maintenance, real estate tax, and other customary charges included in our operating lease agreements and are not included above. Estimated annual expense incurred for such charges are approximately $88.0 million.
(5)	Purchase obligations are made up of merchandise purchase orders and unreserved fabric commitments.

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues, and expenses, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. Management evaluates its accounting policies, estimates, and judgments on an on-going basis. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.

Management evaluated the development and selection of its critical accounting policies and estimates and believes that the following involve a higher degree of judgment or complexity and are most significant to reporting its results of operations and financial position and are, therefore, discussed as critical. The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our Consolidated Financial Statements. More information on all of our significant accounting policies can be found in Note 2 to our Consolidated Financial Statements.

Description of Policy	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Sales Returns and Gift Card Breakage

We reserve for projected merchandise returns based on historical experience and various other assumptions that we believe to be reasonable.

We sell gift cards in our retail stores and through our e-commerce website and third parties, which do not expire or lose value over periods of inactivity. We account for gift cards by recognizing a liability at the time a gift card is sold. We recognize income from gift cards when they are redeemed by the customer. In addition, income on unredeemed gift cards is recognized when it can be determined that the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions (gift card breakage). The gift card breakage rate is based on historical redemption patterns.

Our accounting methodology for calculating merchandise returns contains uncertainties because it requires management to make assumptions that future returns will follow the pattern of previous returns and return rates will be similar to those of historical periods. Our estimates for these items are based primarily on historical transaction experience.

Our accounting methodology for calculating gift card breakage contains uncertainties because it requires management to make assumptions that future gift card redemptions will follow the pattern of previous redemptions. Our estimates for these items are based primarily on historical transaction experience.

We have not made any material changes in the accounting methodology used to determine the sales return reserve or gift card breakage over the past 3 years.

We have no reason to believe that there will be a material change in the future estimates or assumptions we use to measure sales returns or gift card breakage. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 100 basis point change in our sales return rate as of January 29, 2011 would have impacted pre-tax income by approximately $0.3 million.

A 100 basis point change in our gift card breakage rate as of January 29, 2011 would have affected pre-tax income by approximately $0.6 million.

Description of Policy	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Inventories

Inventories are principally valued at the lower of cost or market on a weighted-average cost basis. We record a lower of cost or market reserve for our inventories if the cost of specific inventory items on hand exceeds the amount we expect to realize from the ultimate sale or disposal of the inventory.

We also record an inventory shrinkage reserve calculated as a percentage of cost of sales for estimated merchandise losses for the period between the last physical inventory count and the balance sheet date. These estimates are based on historical results and can be affected by changes in merchandise mix and/or changes in shrinkage trends.

Our accounting methodology for determining the lower of cost or market reserve contains uncertainties because it requires management to make assumptions and estimates that are based on factors such as merchandise seasonality, historical trends, and estimated inventory levels, including sell-through of remaining units.

Our accounting methodology for estimating the inventory shrinkage reserve contains uncertainty as it requires management to make the assumption that future shrink results will follow the pattern of previous physical inventory losses.

We have not made any material changes in the accounting methodology used to determine the lower of cost or market or shrinkage reserve over the past 3 years.

We have no reason to believe that there will be a material change in the future estimates or assumptions we use to measure the lower of cost or market or shrinkage reserve. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% increase or decrease in the lower of cost or market reserve would impact the inventory balance and pre-tax income by $0.7 million as of and for the year ended January 29, 2011.

A 10% increase or decrease in the inventory shrink reserve balance would impact the reserve balance and pre-tax income by $1.5 million as of and for the year ended January 29, 2011.

Intangible Assets

Intangible assets with indefinite lives, primarily trade names, are reviewed for impairment annually in the fourth quarter and may be reviewed more frequently if indicators of impairment are present. The impairment review is performed by comparing the carrying value of the asset to the estimated fair value of the respective asset as determined using the relief from royalty method.	Our analysis of indefinite lived intangible assets for impairment requires judgments surrounding discount rate, expected sales, and royalty rate. These assumptions are subjective and subject to change.

We have not made any material changes in the accounting methodology used to evaluate our indefinite lived intangible assets over the past 3 years.

We have no reason to believe that there will be a material change in the future estimates or assumptions we use in this evaluation. However, if actual results are not consistent with our estimates or assumptions used to calculate the estimated fair value of the asset, we may be exposed to impairment losses that could be material.

Description of Policy	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

A 100 basis point change in the royalty rate used and discount rate would not result in an impairment in the current year.
Leasehold Improvements

Leasehold improvements are reviewed for impairment if indicators of impairment are present. The impairment review is performed at the store level by comparing the carrying value of the asset to the undiscounted cash flows derived from the asset. If the undiscounted cash flows of the asset are less than the carrying value of the respective asset, then the carrying value is compared to the estimated fair value as determined using the discounted store cash flows, and a loss is recognized for the difference.	Our analysis of leasehold improvements for impairment requires judgment surrounding what the appropriate triggering events should be. This judgment can be affected by factors such as future store results, real estate demand, and economic conditions that can be difficult to predict.

We have not made any material changes in the triggering events used to evaluate our leasehold improvements for impairment over the past 3 years.

We have no reason to believe that there will be a material change in the future estimates or assumptions we use in this evaluation. However, if we become aware of other triggering events or if triggering events that we are not currently using are added, there is potential that additional stores could be required to be tested for impairment and could be impaired.

Claims and Contingencies

We are subject to various claims and contingencies related to legal, regulatory, and other matters arising out of the normal course of business. Our determination of the treatment of claims and contingencies in our Consolidated Financial Statements is based on management’s view of the expected outcome of the applicable claim or contingency. Management may also use outside legal advice on matters related to litigation to assist in the estimating process.

We accrue a liability if the likelihood of an adverse outcome is probable and the amount is reasonably estimable. We re-evaluate these assessments on a quarterly basis or as new material information becomes available to determine whether a liability should be established or if any existing liability should be adjusted.

Our liability for claims and contingencies contain uncertanties because the eventual outcome will result from future events. Additionally, the determination of current accruals requires estimates and judgments related to future changes in facts and circumstances, differing interpretations of the law, assessments of the amount of damages, and the effectiveness of strategies or other factors beyond our control.

We have not made any material changes in the accounting methodology used to establish our liability for claims and contingencies over the past 3 years.

We have no reason to believe that there will be a material change in our accrual or the assumptions we use to establish the accrual for claims and contingencies. However, if actual results are not consistent with our estimates or expectations of the eventual outcomes of cases, we may be exposed to gains or losses that could be material and our cash flow could be materially impacted.

Description of Policy	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Income Taxes

We account for income taxes using the asset and liability method. Under this method, the amount of taxes currently payable or refundable is accrued and deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences that currently exist between the tax basis and the financial reporting basis of our assets and liabilities.

Deferred tax assets and liabilities are measured using the enacted tax rates in effect in the years when those temporary differences are expected to reverse. The effect on deferred taxes from a change in tax rate is recognized in earnings in the period that includes the enactment date of the change.

Our accounting methodology for calculating our tax liabilities contains uncertainties because our judgments may change as a result of evaluation of new information not previously available.

Our deferred tax asset and liablity balances contain uncertainty because changes in tax laws and rates may differ from the estimates and judgments made by management.

We may be subject to periodic audits by the Internal Revenue Service and other taxing authorities. These audits may challenge certain of our tax positions, such as the timing and amount of deductions and allocation of taxable income to the various jurisdictions.

We have no reason to believe there is a likelihood that there will be a material change in our tax related balances. However, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of our tax liabilities.

We have no reason to believe that our results of operations will differ materially from our current expectations. However, if actual results are not consistent with our estimates, to the extent we do not feel we will realize the full amount of our deferred tax assets, we may need to record a valuation allowance in the future.

To the extent that we prevail in matters for which unrecognized tax benefit liabilities have been established or are required to pay amounts in excess of recorded unrecognized tax benefit liabilities, our effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require use of our cash and result in an increase in our effective tax rate in the period of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the period of resolution.

Description of Policy	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Share-based Payments

Our share-based payments related to stock options are estimated using the Black-Scholes-Merton option-pricing model to determine the fair value of the stock option grants, which require us to estimate the expected term and the expected stock price volatility over the expected term.

Our accounting methodology for calculating share-based payments contains uncertainties because it requires management to make assumptions and judgments to determine the fair value of our awards. The primary assumptions used in the valuation of the stock options are the expected term of the option and the future volatility of our stock price.

As we have limited history as a public company, we have elected to utilize the SEC’s simplified method for calculation of our expected term, which takes a significant amount of judgment out of this assumption. Our volatility was estimated using comparable companies’ volatility over a similar expected term.

We have no reason to believe that the future volatility of our stock will be materially different from the estimate used in valuing our awards.

A 10% increase in volatility would yield an approximate 7% increase in the Black-Scholes-Merton valuation for stock options.

Related Party Transactions

See Note 6 to our Consolidated Financial Statements for a description of our related party transactions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Opco term loan, which bears interest at a variable rate. Borrowings under our Senior Notes bear interest at fixed rates. For fixed rate debt, interest rate changes affect the fair market value of such debt, but do not impact earnings or cash flow. See “Liquidity and Capital Resources—Credit Facilities” for further information on the calculation of the rate.

As of January 29, 2011, the rate on the outstanding balance of our Opco term loan was 4.54%. For 2010, a 100 basis point change in interest rates would have increased or decreased interest expense by approximately $1.2 million. We did not borrow any amounts under the Opco revolving credit facility during 2010.

Impact of Inflation

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross profit and selling, general and administrative expenses as a percentage of net sales if the selling prices of our products do not increase with these increased costs.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Express, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Express, Inc. and its subsidiaries at January 29, 2011 and January 30, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

March 21, 2010

Columbus, Ohio

EXPRESS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Per Share Amounts)

	January 29, 2011	January 30, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$187,762	$234,404
Receivables, net	9,908	4,377
Inventories	185,209	171,704
Prepaid minimum rent	22,284	20,874
Other	22,130	5,289

Total current assets	427,293	436,648
PROPERTY AND EQUIPMENT	448,109	395,951
Less: accumulated depreciation	(236,790)	(180,714)

Property and equipment, net	211,319	215,237
TRADENAME/DOMAIN NAME	197,414	197,414
DEFERRED TAX ASSETS	5,513	—
OTHER ASSETS	21,210	20,255

Total assets	$862,749	$869,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$85,843	$61,093
Deferred revenue	25,067	22,247
Accrued bonus	14,268	22,541
Accrued expenses	91,792	73,576
Accounts payable and accrued expenses – related parties	79,865	89,831

Total current liabilities	296,835	269,288
LONG-TERM DEBT	366,157	415,513
OTHER LONG-TERM LIABILITIES	69,595	43,300

Total liabilities	732,587	728,101
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY (Notes 1 and 11):
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 88,736 issued and 88,696 outstanding at January 29, 2011 and 78,246 shares issued and outstanding at January 30, 2010	887	782
Additional paid-in capital	77,318	140,432
Retained earnings	51,957	5,872
Treasury stock – at average cost; 40 shares at January 29, 2011; no shares at January 30, 2010	—	—
Notes receivable	—	(5,633)

Total stockholders’ equity	130,162	141,453

Total liabilities and stockholders’ equity	$862,749	$869,554

See notes to consolidated financial statements.

EXPRESS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Amounts)

	2010	2009	2008
NET SALES	$1,905,814	$1,721,066	$1,737,010
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	1,227,490	1,175,088	1,280,018

Gross profit	678,324	545,978	456,992
OPERATING EXPENSES:
Selling, general, and administrative expenses	461,073	409,198	447,071
Other operating expense, net	18,000	9,943	6,007

Total operating expenses	479,073	419,141	453,078
OPERATING INCOME	199,251	126,837	3,914
INTEREST EXPENSE	59,493	53,222	36,531
INTEREST INCOME	(16)	(484)	(3,527)
OTHER INCOME, NET	(1,968)	(2,444)	(300)

INCOME (LOSS) BEFORE INCOME TAXES	141,742	76,543	(28,790)
INCOME TAX EXPENSE	14,354	1,236	246

NET INCOME (LOSS)	$127,388	$75,307	$(29,036)

Pro forma income (loss) before income taxes (Note 12, unaudited)	$141,742	$76,543	$(28,790)
Pro forma income tax expense (benefit) (Note 12, unaudited)	58,434	29,622	(11,142)

Pro forma net income (loss) (Note 12, unaudited)	$83,308	$46,921	$(17,648)

EARNINGS (LOSS) PER SHARE:
Basic	$1.49	$1.01	$(0.40)
Diluted	$1.48	$1.00	$(0.40)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	85,369	74,566	72,516
Diluted	86,050	75,604	72,516
PRO FORMA EARNINGS (LOSS) PER SHARE (Note 12, unaudited):
Basic	$0.98	$0.63	$(0.24)
Diluted	$0.97	$0.62	$(0.24)
PRO FORMA WEIGHTED AVERAGE SHARES OUTSTANDING (Note 12):
Basic	85,369	74,566	72,516
Diluted	86,050	75,604	72,516

See notes to consolidated financial statements.

EXPRESS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Notes Receivable	Total
	Shares Outstanding	Par Value			Shares	At Average Cost
BALANCE, February 2, 2008	78,212	$782	$660,550	$(40,399)	—	$—	$(5,643)	$615,290
Net loss	—	—	—	(29,036)	—	—	—	(29,036)
Distributions	—	—	(491,213)	—	—	—	—	(491,213)
Issuance of restricted shares	288	3	(3)	—	—	—	—	—
Repurchase of equity shares	(361)	(4)	(20)	—	—	—	—	(24)
Share-based compensation	—	—	2,072	—	—	—	—	2,072
Repayment of notes receivable	—	—	—	—	—	—	10	10

BALANCE, January 31, 2009	78,139	781	171,386	(69,435)	—	—	(5,633)	97,099

Net income	—	—	—	75,307	—	—	—	75,307
Distributions	—	—	(33,000)	—	—	—	—	(33,000)
Issuance of restricted shares	336	3	(1)	—	—	—	—	2
Repurchase of equity shares	(229)	(2)	(1)	—	—	—	—	(3)
Share-based compensation	—	—	2,048	—	—	—	—	2,048

BALANCE, January 30, 2010	78,246	782	140,432	5,872	—	—	(5,633)	141,453

Net income	—	—	—	127,388	—	—	—	127,388
Distributions	—	—	(141,995)	(119,005)	—	—	—	(261,000)
Dividends paid	—	—	—	(49,514)	—	—	—	(49,514)
Impact of Reorganization (Notes 1 and 11)	—	—	(86,393)	87,216	—	—	—	823
Issuance of common stock	10,500	105	159,978	—	—	—	—	160,083
Repurchase of equity shares	(10)	—	—	—	—	—	—	—
Share-based compensation	—	—	5,296	—	—	—	—	5,296
Purchase of treasury shares	(40)	—	—	—	40	—	—	—
Repayment of notes receivable	—	—	—	—	—	—	5,633	5,633

BALANCE, January 29, 2011	88,696	$887	$77,318	$51,957	40	$—	$—	$130,162

See notes to consolidated financial statements.

EXPRESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$127,388	$75,307	$(29,036)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	68,557	72,434	81,410
Loss on disposal of property and equipment	1,996	545	1,732
Impairment charge	459	2,623	2,442
Bad debt expense	—	2,602	1,230
Non-cash interest expense	—	132	6,049
Change in fair value of interest rate swap	(1,968)	(2,444)	(300)
Share-based compensation	5,296	2,048	2,072
Non-cash loss on extinguishment of debt	8,781	—	—
Deferred taxes	(19,015)	(337)	(234)
Changes in operating assets and liabilities:
Receivables, net	(5,190)	4,167	3,195
Inventories	(13,505)	(1,502)	(5,553)
Accounts payable, deferred revenue, and accrued expenses	40,069	44,397	22,775
Accounts payable and accrued expenses – related parties	(9,966)	(10,181)	(54,302)
Other assets and liabilities	17,056	10,930	3,754

Net cash provided by operating activities	219,958	200,721	35,234
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(54,843)	(26,853)	(50,551)
Purchase of intangible assets	—	(20)	(1,250)

Net cash used in investing activities	(54,843)	(26,873)	(51,801)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under short-term debt arrangements	—	—	75,000
Borrowings under Senior Notes	246,498	—	294,000
Net proceeds from equity offering	166,898	—	—
Repayments of short-term debt arrangements	—	(75,000)	—
Repayments of long-term debt arrangements	(301,563)	(7,118)	(1,250)
Costs incurred in connection with debt arrangements and Senior Notes	(12,211)	(123)	(3,870)
Costs incurred in connection with equity offering	(6,498)	(317)	—
Repurchase of equity shares	—	(3)	(24)
Repayment of notes receivable	5,633	—	10
Distributions	(261,000)	(33,000)	(491,213)
Dividends paid	(49,514)	—	—
Issuance of restricted shares	—	2	—

Net cash used in financing activities	(211,757)	(115,559)	(127,347)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(46,642)	58,289	(143,914)
CASH AND CASH EQUIVALENTS, Beginning of period	234,404	176,115	320,029

CASH AND CASH EQUIVALENTS, End of period	$187,762	$234,404	$176,115

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

Business Description

Express is a specialty apparel and accessories retailer of women’s and men’s merchandise, targeting the 20 to 30 year old customer. Express merchandise is sold through its retail stores and website. As of January 29, 2011, Express operated 591 primarily mall-based stores in the United States and in Puerto Rico. Additionally, the Company earns royalties from seven stores in the Middle East operated through the Development Agreement (“Development Agreement”) with Alshaya. Under the Development Agreement, Alshaya operates stores that sell Express-branded apparel and accessories purchased directly from the Company.

Fiscal Year

Our fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. All references herein to “2010”, “2009,” and “2008” represent the 52-week periods ended January 29, 2011, January 30, 2010, and January 31, 2009, respectively.

Basis of Presentation

On May 12, 2010, Express Parent LLC (“Express Parent”) converted into a Delaware corporation and changed its name from Express Parent LLC to Express, Inc. (the “Company” or “Express”). This conversion was effective May 2, 2010 for tax purposes. In connection with this conversion, all of the equity interests in Express Parent, which consisted of Class L, Class A, and Class C units, were converted into shares of common stock of the Company at a ratio of 0.702, 0.649, and 0.442, respectively. The accounting effects of the recapitalization are reflected retrospectively for all periods presented in the accompanying Consolidated Financial Statements and Notes hereto. The aforementioned events are referred to collectively as the Reorganization within these Consolidated Financial Statements.

Express Parent was formed on June 10, 2008 and acquired all of the outstanding equity interest in Express Topco LLC (“Express Topco”) which owns all of the outstanding equity interest in Express Holding LLC (“Express Holding”). Express Holding owns all of the outstanding equity interest in Express, LLC, which previously operated as a division of Limited Brands, Inc. (“Limited Brands”) prior to the acquisition by Golden Gate Private Equity, Inc. (“Golden Gate”) in 2007 (the “Golden Gate Acquisition”), and Express Finance Corp. (“Express Finance”). Express Finance was formed on January 28, 2010 for the purpose of serving as co-issuer of the the $250 million Senior Notes (“Senior Notes”) described in Note 8. Express, LLC is a wholly-owned subsidiary of Express Holding and conducts the operations of the Company.

On June 26, 2008, the Company entered into an exchange agreement with Express Holding, Express Topco, and other security holders, whereby the members of Express Holding contributed, transferred, assigned, and delivered all issued and outstanding equity interests of Express Holding to the Company in exchange for issuance by the Company to each Express Holding member an equivalent number of identical equity interests of the Company (the “Recapitalization”). Upon consummation of the exchange agreement, the Company and Express Topco entered into a contribution agreement, pursuant to which the Company contributed all of its equity interest in Express Holding to Express Topco as a contribution to Express Topco’s capital. Immediately following the consummation of these transactions, Express Topco entered into the Second Amended and Restated LLC Agreement of Express Holding in order to recapitalize the membership interests of Express Holding into a single class of membership units. Following the Recapitalization, the Company owned 100% of the membership interests of Express Topco, and Express Topco owned 100% of the membership interests of Express Holding. Because the Recapitalization represented a transfer of equity interests between entities under common control, the Company recognized the assets and liabilities transferred at their historical carrying amounts, similar to the pooling-of-interests method.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements. Actual results may differ from those estimates. The Company revises its estimates and assumptions as new information becomes available.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits with financial institutions, and investments in U.S. treasury securities funds with an original maturity of three months or less. As of January 29, 2011 and January 30, 2010, cash, held in treasury securities, totaled $168.9 million and $216.8 million, respectively.

Payments due from banks for third-party credit card and debit card transactions for up to five days of sales, classified as cash and cash equivalents, totaled approximately $11.9 million and $11.4 million as of January 29, 2011 and January 30, 2010, respectively.

Outstanding checks not yet presented for payment amounted to $31.5 million and $18.4 million as of January 29, 2011 and January 30, 2010, respectively, and are included in accounts payable on the Consolidated Balance Sheets.

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

Level 1-Valuation is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2-Valuation is based upon quoted prices for similar assets and liabilities in active markets or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3-Valuation is based upon other unobservable inputs that are significant to the fair value measurement.

The Company incorporates credit valuation adjustments (“CVAs”) to appropriately reflect its non-performance risk and the respective counterparty’s non-performance risk in its fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives, such as forward interest rates, and the Company’s and counterparty’s credit ratings, fall within Level 2 of the fair value hierarchy, the CVAs associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparty. However, as of January 30, 2010, the Company assessed the significance of the impact of the CVAs on the overall valuation of its derivative positions and has determined that the CVAs are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy as of January 30, 2010. There were no outstanding derivatives as of January 29, 2011.

The following table presents the Company’s assets measured at fair value on a recurring basis as of January 29, 2011 and January 30, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	January 29, 2011
	Level 1	Level 2	Level 3
	(in thousands)
U.S. treasury securities funds	$168,929	$—	$—

	January 30, 2010
	Level 1	Level 2	Level 3
	(in thousands)
U.S. treasury securities funds	$216,782	$—	$—
Interest rate swap	$—	$1,968	$—

The carrying amounts reflected on the Consolidated Balance Sheets for cash, cash equivalents, receivables, prepaid expenses, and payables as of January 29, 2011 and January 30, 2010 approximated their fair values.

Concentration of Credit Risk

The Company maintains cash and cash equivalents with various major financial institutions. The Company monitors the relative credit standing of these financial institutions and other entities and limits the amount of credit exposure with any one entity. The Company also monitors the creditworthiness of the entities to which it grants credit terms in the normal course of business.

Receivables, Net

Receivables consist primarily of tenant allowances from landlords and miscellaneous trade receivables, which are continuously reviewed for collectability. The Company maintains an allowance for doubtful accounts balance which totaled $3.6 million and $3.8 million as of January 29, 2011 and January 30, 2010, respectively.

Inventories

Inventories are principally valued at the lower of cost or market on a weighted-average cost basis. The Company records a lower of cost or market reserve on its inventories, which is reflected in cost of goods sold, buying and occupancy costs in the Consolidated Statements of Income, if the cost of specific inventory items on hand exceeds the amount it expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future demand and market conditions and analysis of historical experience. The lower of cost or market adjustment to inventory as of January 29, 2011 and January 30, 2010 was $6.8 million and $5.5 million, respectively.

The Company also records an inventory shrink reserve calculated as a percentage of cost of sales for estimated merchandise inventory losses for the period between the last physical inventory count and the balance sheet date. This estimate is based on management’s analysis of historical results. The shrink reserve was $15.0 million and $15.4 million as of January 29, 2011 and January 30, 2010, respectively.

Advertising

Advertising production costs are expensed at the time the promotion first appears in media, store, or on the website. Costs to publish or broadcast the promotion are expensed when incurred. Total advertising expense totaled $72.6 million, $53.7 million and $57.6 million in 2010, 2009, and 2008, respectively. Advertising costs are included in selling, general, and administrative expenses in the Consolidated Statements of Income.

Private Label Credit Card Rewards

The Company has a credit card agreement (the “Card Agreement”) with a third party to provide customers with private label credit cards. Each private label credit card bears the logo of the Express brand and can be used at any of the Company’s retail store locations or website. A third-party financing company is the sole owner of the accounts issued under the private label credit card program and absorbs the losses associated with non-payment by the private label card holders and a portion of any fraudulent usage of the accounts. The Company receives reimbursement funds for expenses incurred from the third-party financing company in accordance with the Card Agreement based on usage of the private label credit cards. These reimbursement funds are used to fund marketing programs associated with the private label credit card. Income is recognized when the amounts are fixed or determinable and collectability is reasonably assured, which is generally at the time that the actual usage of the private label credit cards or specified transaction occurs. The income related to these private label credit cards is classified in selling, general, and administrative expenses in the Consolidated Statements of Income.

Card holders earn reward certificates that result in discounts on future purchases. Upon reaching the target-earned threshold, card holders receive reward certificates for these discounts that expire within three months of issuance, at which time the certificate is forfeited. The Company accrues the anticipated redemptions of the discount earned. To calculate this expense, the Company estimates margin rates and makes assumptions related to card holder redemption rates, which are both based on historical experience. The accrued liability as of January 29, 2011 and January 30, 2010 was $4.4 million and $3.5 million, respectively, and is included in accrued expenses on the Consolidated Balance Sheets.

Property and Equipment, Net

Property and equipment are stated at cost. Depreciation of property and equipment is computed on a straight-line basis, using the following useful lives:

Category	Depreciable Life
Software, including software developed for internal use	3 years
Store related assets and other property and equipment	3 - 10 years
Leasehold improvements	Shorter of lease term or 10 years

When a decision is made to dispose of property and equipment prior to the end of the previously estimated useful life, depreciation estimates are revised to reflect the use of the asset over the shortened estimated useful life. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts with any resulting gain or loss included in other operating expense, net, in the Consolidated Statements of Income. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments that extend useful lives are capitalized.

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The reviews are conducted at the store asset level, the lowest identifiable level of cash flow. If the estimated undiscounted future cash flows related to the property and equipment are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the fair value, usually determined by the estimated discounted cash flow analysis of the asset. Factors used to assess the fair value of property and equipment include, but are not limited to, management’s plans for future operations, brand initiatives, recent operating results, and projected future cash flows. The Company recorded impairment charges related to store leasehold improvements of $0.5 million, $2.6 million, and $2.4 million in 2010, 2009, and 2008, respectively. Impairment charges are included in cost of goods sold, buying and occupancy costs in the Consolidated Statements of Income.

Intangible Assets

The Company has intangible assets, primarily its tradename resulting from the Golden Gate Acquisition in 2007, and internet domain name purchased during 2008 prior to the launch of its e-commerce website. Intangible assets with indefinite lives are reviewed for impairment annually in the fourth quarter, or more frequently if indicators of impairment are present, by comparing the carrying value to the estimated fair value, usually determined using a relief from royalty methodology. Factors used in the valuation of all intangible assets include, but are not limited to, management’s plans for future operations, brand initiatives, recent operating results, and projected future cash flows.

Intangible assets with finite lives are amortized on a basis reflecting when the economic benefits of the assets are consumed or otherwise used up over their respective estimated useful lives. Intangible assets with finite lives are reviewed for impairment when events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If the estimated undiscounted future cash flows related to the asset are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the estimated fair value, usually determined by the estimated discounted future cash flows of the asset.

The Company did not incur any impairment charges on intangible assets in 2010, 2009, or 2008.

Leases and Leasehold Improvements

The Company has leases that contain pre-determined fixed escalations of minimum rentals and/or rent abatements subsequent to taking possession of the leased property. The related rent expense is recognized on a straight-line basis commencing upon possession date. The Company records the difference between the recognized rent expense and amounts payable under the leases as deferred lease credits. The obligations for pre-determined fixed escalations of minimum rent and/or rent abatements were $15.4 million and $11.8 million as of January 29, 2011 and January 30, 2010, respectively, and are included in other long-term liabilities on the Consolidated Balance Sheets.

The Company receives allowances from landlords related to its retail stores. These allowances are generally comprised of cash amounts received from landlords as part of negotiated lease terms. The Company records a receivable and a landlord allowance upon execution of the corresponding lease. The landlord allowance is amortized on a straight-line basis as a reduction to rent expense over the term of the lease (including the pre-opening build-out period). The receivable is reduced as allowance amounts are received from landlords. The unamortized portion of landlord allowances totaled $31.6 million and $14.0 million as of January 29, 2011 and January 30, 2010, respectively, and is included in other long-term liabilities on the Consolidated Balance Sheets.

The Company also has leasehold improvements which are depreciated over the shorter of their estimated useful lives or the period from the date the assets are placed in service to the end of the initial lease term, including renewal periods, if reasonably assured.

Debt Issuance Costs and Discount

Fees and costs, or debt issuance costs, incurred in connection with the Company’s borrowings are capitalized and included in other assets on the Consolidated Balance Sheets. Debt discounts are reflected as a reduction of debt on the Consolidated Balance Sheets. Debt issuance costs and debt discounts are amortized to interest expense over the term of the respective loan agreements. As of January 29, 2011 and January 30, 2010, debt issuance costs totaled $14.8 million and $10.1 million, respectively. The Company recorded amortization expense related to debt issuance costs of $3.1 million, $2.2 million, and $2.0 million in 2010, 2009, and 2008, respectively. The Company recorded amortization expense for debt discounts of $0.4 million, $0.6 million, and $0.3 million in 2010, 2009, and 2008, respectively.

Derivative Financial Instruments

Effective July 6, 2007, the Company entered into a receive variable/pay fixed interest rate swap agreement to mitigate exposure to interest rate fluctuations on a notional amount of $75 million of its $125 million variable-rate term loan (“Opco term loan”). The Company did not seek cash flow hedge accounting and, therefore, recorded the impact of the change in fair market value of the swap in other income, net in the Consolidated Statements of Income. The effect of the derivative instrument on other income, net in the Consolidated Statements of Income was $2.0 million, $2.4 million, and $0.3 million in 2010, 2009, and 2008, respectively, all a reduction of expense. The interest rate swap agreement terminated on August 6, 2010, therefore the effect of the derivative instrument on other income, net in the Consolidated Statement of Income was for a partial year in 2010.

The Company recorded the interest rate swap at fair value as follows:

	January 29, 2011		January 30, 2010
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Interest rate swap agreement-short term	Accrued expenses	$—	Accrued expenses	$1,968

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, the amount of taxes currently payable or refundable are accrued, and deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences that currently exist between the tax basis and the financial reporting basis of the Company’s assets and liabilities. Valuation allowances are established against deferred tax assets when it is more likely than not that the realization of those deferred tax assets will not occur.

Deferred tax assets and liabilities are measured using the enacted tax rates in effect in the years when those temporary differences are expected to reverse. The effect on deferred taxes from a change in tax rate is recognized through continuing operations in the period that includes the enactment date of the change. Changes in tax laws and rates could affect recorded deferred tax assets and liabilities in the future.

A tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized.

The Company recognizes tax liabilities for uncertain tax positions and adjusts these liabilities when the Company’s judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense and the effective tax rate in the period in which the new information becomes available.

Interest and penalties related to unrecognized tax benefits are recognized within income tax expense in the Consolidated Statements of Operations. Accrued interest and penalties are included within accrued expenses on the Consolidated Balance Sheets.

The Company may be subject to periodic audits by the Internal Revenue Service (“IRS”) and other taxing authorities. These audits may challenge certain of our tax positions, such as the timing and amount of deductions and allocation of taxable income to the various jurisdictions.

Self Insurance

The Company is self-insured for medical, workers’ compensation, and general liability benefits up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred but not reported (“IBNR”) claims. IBNR claims are estimated using historical claim information and actuarial estimates. The accrued liability for self insurance as of January 29, 2011 and January 30, 2010 was $2.4 million and $3.8 million, respectively, and is included in accrued expenses on the Consolidated Balance Sheets.

Revenue Recognition

The Company recognizes sales at the time the customer takes possession of the merchandise which, for e-commerce revenues, requires an estimate of shipments that have not yet been received by the customer. The estimate of these shipments is based on shipping terms and historical delivery times. Amounts related to shipping and handling revenues billed to customers in an e-commerce sale transaction are classified as net sales, and the related shipping and handling cost are classified as cost of goods sold, buying and occupancy costs in the Consolidated Statements of Income. The Company’s shipping and handling revenues were $13.2 million, $8.9 million, and $2.7 million in 2010, 2009, and 2008, respectively. Associate discounts are classified as a reduction of net sales. Net sales exclude sales tax collected from customers and remitted to governmental authorities.

The Company provides a reserve for projected merchandise returns based on prior experience. Merchandise returns are often resalable merchandise and are refunded by issuing the same payment tender of the original purchase. Merchandise exchanges of the same product and price, typically due to size or color preferences, are not considered merchandise returns. The sales returns reserve was $4.9 million and $4.3 million as of January 29, 2011 and January 30, 2010, respectively, and is included in accrued expenses on the Consolidated Balance Sheets.

The Company sells gift cards in its retail stores and through its e-commerce website and third parties, which do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The gift card liability balance was $22.9 million and $21.1 million, as of January 29, 2011 and January 30, 2010, respectively, and is included in deferred revenue on the Consolidated Balance Sheets. The Company recognizes income from gift cards when they are redeemed by the customer. Income on unredeemed gift cards is recognized when it can be determined that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions, referred to as “gift card breakage”. The gift card breakage rate is based on historical redemption patterns and totaled $2.6 million, $2.3 million, and $2.4 million in 2010, 2009, and 2008, respectively. Gift card breakage is included in net sales in the Consolidated Statements of Income.

Share-Based Compensation

The Company records the fair value of share-based payments to employees in the financial statements as compensation expense, net of forfeitures, over the requisite service period on a straight-line basis.

Cost of Goods Sold, Buying and Occupancy Costs

Cost of goods sold, buying and occupancy costs, includes merchandise costs, net of discounts and allowances, freight, inventory shrinkage, and other gross margin related expenses. Buying and occupancy expenses primarily include payroll, benefit costs, and other operating expenses for the buying departments (merchandising, design, manufacturing, and planning and allocation), distribution, fulfillment, rent, common area maintenance, real estate taxes, utilities, maintenance, and depreciation for stores.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses primarily include payroll, benefit costs, and other operating expenses for store selling and administrative departments and store marketing and advertising expenses.

Other Operating Expense, Net

Other operating expense, net consists of advisory fees from Golden Gate and Limited Brands, gain/loss on disposal of assets, and excess proceeds from the settlement of insurance claims.

Other Income, Net

Other income, net consists of the change in fair market value of the interest rate swap.

Segment Reporting

The Company defines an operating segment on the same basis that it uses to evaluate performance internally. The Company has determined that the Chief Executive Officer is its Chief Operating Decision Maker and that there is one operating segment. Therefore, the Company reports results as a single segment, which includes the operation of its Express brick and mortar retail stores and the express.com e-commerce website.

The following is information regarding the Company’s major product classes and sales channels:

	2010	2009	2008
	(in thousands)
Classes:
Apparel	$1,715,435	$1,564,060	$1,592,468
Accessories and other	172,918	144,806	139,703
Other revenue	17,461	12,200	4,839

Total net sales	$1,905,814	$1,721,066	$1,737,010

	2010	2009	2008
	(in thousands)
Channels:
Stores	$1,740,818	$1,616,642	$1,704,376
E-commerce	147,535	92,224	27,795
Other revenue	17,461	12,200	4,839

Total net sales	$1,905,814	$1,721,066	$1,737,010

Other revenue consists primarily of shipping and handling revenue related to e-commerce activity, gift card breakage, and royalties from the Development Agreement.

Supplemental Cash Flow Information

Cash paid for interest was $40.6 million, $51.6 million, and $16.3 million in 2010, 2009, and 2008, respectively. The Golden Gate affiliate’s portion of cash paid for interest under both the 13.5% Topco Term B Loan (“Term B Loan”) and 14.5% Topco Term C Loan (“Term C Loan”), collectively referred to as the “Topco credit facility”, and the Senior Notes, was $10.1 million, $14.4 million, and $2.9 million in 2010, 2009, and 2008, respectively. Amounts paid directly to taxing authorities were $20.5 million, $0.3 million, and $0.3 million in 2010, 2009, and 2008, respectively.

3. Property and Equipment, Net

Property and equipment, net, consisted of:

	January 29, 2011	January 30, 2010
	(in thousands)
Building improvements	$2,816	$2,816
Furniture, fixtures and equipment, software	218,091	183,981
Leaseholds and improvements	224,914	198,425
Construction in process	2,288	10,729

Total	448,109	395,951
Less: accumulated depreciation	(236,790)	(180,714)

Property and equipment, net	$211,319	$215,237

Depreciation expense totaled $61.4 million, $64.7 million, and $73.1 million in 2010, 2009, and 2008, respectively.

4. Leased Facilities and Commitments

On October 5, 2009, the Company and Limited Brands entered into a lease agreement for the corporate home office and distribution center facility in Columbus, Ohio. The lease is for a 75 month period that commenced February 1, 2010 and expires on April 30, 2016 and requires annual minimum market rent payments of approximately $1.3 million for the first five years and $1.4 million thereafter. The lease contains a renewal option for one period of five years by written notice 365 days prior to the expiration of the lease term and a construction allowance of $8.0 million. As of January 29, 2011, approximately $5.7 million of costs have been incurred against the $8.0 million construction allowance. The construction allowance and related leasehold improvements have been recorded on the Consolidated Balance Sheets and are considered non-cash transactions for purposes of the Consolidated Statements of Cash Flows.

Annual store rent consists of a fixed minimum amount and/or contingent rent based on a percentage of sales exceeding a stipulated amount. The Company records a contingent rent liability in accrued expenses on the Consolidated Balance Sheets and the corresponding rent expense in cost of goods sold, buying and occupancy costs in the Consolidated Statements of Income when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

Rent expense is summarized as follows:

	2010	2009	2008
	(in thousands)
Store rent:
Fixed minimum	$163,577	$152,868	$151,381
Contingent	6,995	6,805	6,832

Total store rent	170,572	159,673	158,213
Home office, distribution center, and other	7,279	8,551	8,965

Total rent expense	$177,851	$168,224	$167,178

As of January 29, 2011, the Company was committed to noncancelable leases with remaining terms generally from one to ten years. A substantial portion of these commitments consist of store leases generally with an initial term of ten years. Store lease terms generally require additional payments covering real estate taxes, common area maintenance costs, and certain other expenses. The obligations for these additional payments are excluded from the table that follows.

Minimum rent commitments, net of landlord allowances, under noncancelable leases are as follows (in thousands):

2011	$164,442
2012	139,272
2013	124,788
2014	98,919
2015	71,138
Thereafter	161,867

Total	$760,426

The Company’s future sublease income under non-cancelable subleases was $0.4 million as of January 29, 2011.

The Company is party to a store leases agreement which provides for the sublease (with the Company as either the subtenant or sublandlord party) of certain retail space shared by Limited Brands or one of its affiliates and the Company, including the retail space for certain of its stores, as well as the retail space for certain stores operated by Limited Brands or one of its affiliates. Depending on whether the Company or an affiliate of Limited Brands is the tenant under the applicable lease agreement, either the Company or an affiliate of Limited Brands are primarily responsible for the obligations under the applicable lease. As of January 29, 2011, the Company’s receivable balance related to these subleases was $0.3 million.

On April 28, 2008, the Company issued an irrevocable stand-by letter of credit to Limited Brands (“Limited Brands stand-by LC”) for $34.2 million, which related to certain pre-existing store leases guaranteed by Limited Brands that could not be assigned to the Company at or subsequent to the Golden Gate Acquisition. Limited Bands could draw from the Limited Brands stand-by LC if the Company were to default on any of the guaranteed leases. The Limited Brands stand-by LC was reduced through the September 30, 2010 expiration date with the overall reduction in guaranteed lease payments. The available balance of the Limited Brands stand-by LC was $6.4 million as of January 30, 2010.

5. Intangible Assets

The following table provides the significant components of intangible assets:

	January 29, 2011
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename	$196,144	$—	$196,144
Internet domain name/other	1,270	—	1,270
Net favorable lease obligations	19,750	14,449	5,301
Credit card relationships & customer lists	4,766	4,317	449

	$221,930	$18,766	$203,164

	January 30, 2010
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename	$196,144	$—	$196,144
Internet domain name/other	1,270	—	1,270
Net favorable lease obligations	19,750	11,262	8,488
Credit card relationships & customer lists	4,766	3,868	898

	$221,930	$15,130	$206,800

The Company’s tradename and internet domain name have indefinite lives. Net favorable lease obligations, credit card relationships, and customer lists have finite lives and are amortized over a period of up to seven years, four years, and two years, respectively, and are included in other assets on the Consolidated Balance Sheets. Amortization expense totaled $3.6 million, $5.0 million, and $6.0 million in 2010, 2009, and 2008, respectively.

Estimated future amortization expense will approximate the following (in thousands):

2011	$2,274
2012	1,537
2013	1,221
2014	718
2015	—
Thereafter	—

Total	$5,750

6. Related Party Transactions

Transactions with Limited Brands

On July 6, 2007, in connection with the Golden Gate Acquisition, the Company entered into a Transition Service Agreement (“Transition Service Agreement”) pursuant to which Limited Brands affiliates, including Mast Global Logistics (“Mast”), provided support in various operational areas including, among other things, human resources, real estate, tax, marketing, logistics, technology, and product sourcing. The provision of these services under the Transition Service Agreement expired in July 2010.

Under the Transition Service Agreement, the Company was obligated to purchase a minimum of 90% of its merchandise products through Mast during the first year after the Golden Gate Acquisition, 80% during the second year, and 60% during the third year. The Company was also liable to Limited Brands in the event of a breach of this provision in the amount of a margin rate defined in the merchandise sourcing Transition Service Agreement, applied to the cost of products for which the Company is otherwise required to source through Mast. After July 6, 2010, the Company may obtain all of its products and related services on the open market as it does with the other 40% of products not sourced through Mast. Although the Transition Service Agreement has expired and the Company is no longer required to purchase minimum amounts through Mast, the Company does not anticipate a change in its sourcing strategy.

The Company entered into a logistics services agreement with Mast on October 5, 2009, which took effect in February 2010 and ends on April 30, 2016, to replace the logistics services provided to the Company by Limited Brands under the Transition Service Agreement. Mast provides certain inbound and outbound transportation and delivery services, distribution services, and customs and brokerage services. The agreement will continue thereafter unless it is terminated by either party on no less than 24 months’ prior notice. In no event may the termination of the agreement occur between October 1 of any calendar year and the last day of February of the next calendar year.

The Company incurred charges from Limited Brands and Mast for various transaction and logistics services that are included in selling, general, and administrative expenses and for merchandise sourcing that are included in cost of goods sold, buying and occupancy costs, as merchandise is sold, in the Consolidated Statements of Income, as follows:

	2010	2009	2008
	(in thousands)
Transaction and Logistics Services	$58,098	$67,467	$188,216
Merchandise Sourcing	$434,642	$464,709	$584,527

The Company’s outstanding liability related to transaction services and merchandise sourcing provided by Limited Brands, included in accounts payable and accrued expenses—related parties on the Consolidated Balance Sheets, was as follows:

	January 29, 2011	January 30, 2010
	(in thousands)
Transaction and Logistics Services	$8,563	$10,881
Merchandise Sourcing	$68,255	$63,643

Furthermore, under the Limited Liability Company Agreement with Limited Brands (“LLC Agreement”), Limited Brands was entitled to receive a cash payment (at the same time payments were made under the Golden Gate Advisory Agreement (“Advisory Agreement”)) equal to the product of (i) the amount of the fees actually paid in cash under the Advisory Agreement and (ii) the quotient of the number of units held by Limited Brands over the number of units held by Golden Gate at the time of payment of such Advisory Agreement fees. Effective May 12, 2010, the LLC Agreement, including the advisory arrangement with Limited Brands, was terminated in connection with the Company’s conversion to a corporation and IPO. As a result of terminating the LLC Agreement, the Company paid Limited Brands a one-time termination fee of $3.3 million.

The Company incurred the following charges from Limited Brands related to advisory fees and the termination of the LLC Agreement. These charges are included in other operating expense, net, in the Consolidated Statements of Income:

	2010	2009	2008
	(in thousands)
Limited Brands LLC Agreement Fee (including termination fee)	$4,156	$2,275	$1,262

As a result of the termination of the LLC Agreement, the Company no longer has a financial obligation to Limited Brands related to this agreement as of January 29, 2011. The Company’s outstanding liability related to the LLC Agreement fee, included in accounts payable and accrued expenses—related parties on the Consolidated Balance Sheets, was $4.7 million as of January 30, 2010.

Transactions with Golden Gate

In connection with the Golden Gate Acquisition, the Company entered into the Advisory Agreement with Golden Gate that was originally scheduled to expire in July 2017. In exchange for on-going consulting and management advisory services provided by Golden Gate, the Company paid Golden Gate an annual management fee equal to the greater of (i) $2.0 million per fiscal year or (ii) 3% of adjusted EBITDA of Express Holding. Additionally, the Company reimbursed Golden Gate for reasonable out-of-pocket expenses incurred as a result of providing on-going advisory services. Effective May 12, 2010, the Advisory Agreement was terminated in connection with the Company’s conversion to a corporation and IPO. As a result of terminating the Advisory Agreement, the Company paid Golden Gate a one-time termination fee of $10.0 million.

The Company incurred the following charges from Golden Gate related to advisory fees, out-of-pocket expenses and the termination of the Advisory Agreement. These charges are included in other operating expense, net in the Consolidated Statements of Income:

	2010	2009	2008
	(in thousands)
Advisory fees and out-of-pocket expenses (including termination fee)	$12,752	$7,153	$4,206

As a result of the termination of the Advisory Agreement, the Company no longer has a financial obligation to Golden Gate as of January 29, 2011. The Company’s outstanding liability related to the Golden Gate Advisory Agreement, included in accounts payable and accrued expenses—related parties on the Consolidated Balance Sheets, was $7.1 million as of January 30, 2010.

Transactions with Other Golden Gate Affiliates

The Company also transacts with affiliates of Golden Gate for software license purchases, consulting and software maintenance services, and e-commerce warehouse and fulfillment services. The Company incurred the following charges, included in selling, general, and administrative expenses in the Consolidated Statements of Income:

	2010	2009	2008
	(in thousands)
Software licenses and maintenance and consulting	$323	$255	$576
E-commerce warehouse and fulfillment	$8,541	$19,248	$7,846

On March 25, 2010, the Company elected to prepay its e-commerce service provider, a Golden Gate affiliate, $10.2 million for services from April 2010 through January 2011 in exchange for a discount on those services. This prepaid amount is expensed as services are rendered. In addition to the amounts shown in the table above, the Company also recognized expense of $10.2 million in 2010 related to the prepaid e-commerce warehouse and fulfillment services. The prepaid balance related to this Golden Gate affiliate was fully amortized as of January 29, 2011. There was not a prepaid balance related to this Golden Gate affiliate as of January 30, 2010.

The Company’s outstanding liability to other Golden Gate affiliates, included in accounts payable and accrued expenses—related parties on the Consolidated Balance Sheets, was $3.0 million and $3.5 million as of January 29, 2011 and January 30, 2010, respectively.

In December 2009, the Company began providing real estate services to multiple Golden Gate affiliates. Income recognized for these services during 2010 was $0.4 million, and minimal income was recognized during 2009. As of January 29, 2011, the Company’s receivable balance related to these services was $0.1 million.

Prior to the prepayment of the Term C and Term B Loans in February 2010 and May 2010, respectively, an affiliate of Golden Gate was owed $50.0 million and $58.3 million, respectively. Total interest expense on the Topco credit facility attributed to the Golden Gate affiliates was $7.9 million, $14.5 million, and $2.9 million in 2010, 2009 and 2008, respectively.

An affiliate of Golden Gate owns $50.0 million in face value of the Senior Notes issued on March 5, 2010 which is described further in Note 8. Interest expense incurred on the Senior Notes attributable to Golden Gate affiliates was $4.0 million during 2010. There was no interest on the Senior Notes in 2009.

7. Income Taxes

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

The Reorganization, for tax purposes, was deemed a contribution by Express Parent of its assets and liabilities to the Company, followed by the liquidation of Express Parent. The Reorganization resulted in a taxable gain to Express Parent. Except in those few jurisdictions where Express Parent is taxed directly, the taxable gain flowed through to the members due to Express Parent’s partnership tax treatment. The taxable gain correspondingly increased the tax basis in the assets acquired by the Company in the Reorganization. Also as a result of the Reorganization, the Company has a liability due to a management holding company totaling $0.8 million as of January 29, 2011. Additionally, as of January 29, 2011, the Company has a net receivable totaling $0.5 million, which is comprised of a gross receivable of $3.5 million from taxing authorities and a gross liability of $3.0 million payable to a Golden Gate entity.

The provision for income taxes consists of the following:

	2010	2009	2008
	(in thousands)
Current:
U.S. federal	$25,623	$—	$—
U.S. state and local	7,746	1,572	480

Total	33,369	1,572	480

Deferred:
U.S. federal	(16,085)	—	—
U.S. state and local	(2,930)	(336)	(234)

Total	(19,015)	(336)	(234)

Provision for income taxes	$14,354	$1,236	$246

The following table provides a reconciliation between the statutory federal income tax rate and the effective tax rate:

	2010	2009	2008
Federal income tax rate	35.0%	—%	—%
State income taxes, net of federal income tax effect	4.5%	1.6%	0.9%
Entity status change from partnership	(22.5)%	—%	—%
Partnership income not taxable	(7.6)%	—%	—%
Other items, net	0.7%	—%	—%

Effective tax rate	10.1%	1.6%	0.9%

The following table provides the effect of temporary differences that created deferred income taxes as of January 29, 2011 and January 30, 2010. Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carry-forwards at the end of the respective periods.

	January 29, 2011	January 30, 2010
	(in thousands)
Deferred tax assets:
Accrued expenses and deferred compensation	$17,964	$250
Property and equipment	—	89
Intangible assets	934	—
Rent	5,932	—

Total deferred tax assets	24,830	339

Deferred tax liabilities:
Inventory	1,653	62
Intangible assets	—	553
Property and equipment	1,905	—
Other	1,644	79

Total deferred tax liabilities	5,202	694

Net deferred tax assets/(liabilities)	$19,628	$(355)

Net deferred tax assets are classified within the Consolidated Balance Sheets and are included in other current assets for current deferred assets and separately identified as deferred taxes for non-current deferred assets. Net deferred tax liabilities are classified within the Consolidated Balance Sheets and are included in accrued expenses for current deferred liabilities and other long-term liabilities for non-current deferred liabilities. The following table summarizes net deferred income tax assets from the balance sheet:

	January 29, 2011	January 30, 2010
	(in thousands)
Current deferred income taxes	$14,115	$84
Non-current deferred income taxes	5,513	(439)

Net deferred tax asset/(liability)	$19,628	$(355)

The Company recorded a valuation allowance against the deferred tax assets arising from the net operating loss of foreign subsidiaries. As of January 29, 2011 and January 30, 2010, the valuation allowance totaled $0.1 million and $0, respectively. The Company has a net operating loss carryover related to operations in Puerto Rico that will begin expiring in 2020.

No other valuation allowances have been provided for deferred tax assets because management believes that it is more-likely-than-not that the full amount of the net deferred tax assets will be realized in the future.

Uncertain Tax Positions

The Company evaluates tax positions using a more-likely-than-not recognition criterion. The Company recorded a liability for uncertain tax positions of $0.1 million as of January 29, 2011. There was no liability for uncertain tax positions as of January 30, 2010.

As part of the Reorganization, Express Investment Corporation, a Golden Gate entity, and the management holding companies merged with and into the Company on May 12, 2010, resulting in a non-cash capital contribution of $0.8 million relating to certain tax assets it received. As a result of the merger, the Company recorded a deferred tax asset of $1.0 million, a valuation allowance of $0.1 million, and a liability for uncertain tax positions of $0.1 million.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

January 29, 2011
(in thousands)
Unrecognized tax benefits, beginning of year	$—
Gross addition as result of Express Investment merger	144

Unrecognized tax benefits, end of year	$144

The amount of the above unrecognized tax benefits as of January 29, 2011 that would impact the Company’s effective tax rate, if recognized, is $0.1 million. There was no unrecognized tax benefit as of January 30, 2010.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amount of net accrued interest in tax expense for 2010 was negligible.

The Company does not expect material adjustments to the total amount of unrecognized tax benefits within the next twelve months, but the outcome of tax matters is uncertain and unforeseen results can occur.

The Company is currently not under examination by the IRS or state income taxing authorities.

8. Debt

Borrowings outstanding consisted of the following:

	January 29, 2011	January 30, 2010
	(in thousands)
Opco Term Loan	$120,625	$121,875
Topco Credit Facility, including PIK interest	—	300,000
8 3/4% $250,000 Senior Notes	250,000	—
Debt discount on Topco Credit Facility	—	(5,112)
Debt discount on Senior Notes	(3,218)	—

Total debt	367,407	416,763
Less: current portion	(1,250)	(1,250)

Total long-term debt	$366,157	$415,513

As of January 29, 2011, there were no borrowings outstanding and approximately $163.6 million available under the $200.0 million secured Asset-Based Loan Credit Agreement (the “Opco revolving credit facility”).

Opco Revolving Credit Facility

On July 6, 2007, Express Holding and Express, LLC entered into the $200.0 million secured Opco revolving credit facility. The Opco revolving credit facility is available to be used for working capital and other general corporate purposes and is scheduled to expire on July 6, 2012. The Opco revolving credit facility, as amended, allows for up to $30.0 million of swing line advances and up to $45.0 million to be available in the form of letters of credit.

On February 5, 2010, Express Holding, as parent guarantor, and Express, LLC, as borrower, entered into an amendment to the Opco revolving credit facility that became effective March 5, 2010 in connection with the Senior Notes offering. The amendment, among other things, (1) permitted the issuance of the Senior Notes and the guarantees thereof by Express Holding and its subsidiaries, (2) increased the applicable interest rate margins by 100 basis points and unused line fee from .25% to .50%, (3) permitted a distribution by Express, LLC to allow Express Topco to prepay the Term C Loan under the Topco credit facility in its entirety (plus any applicable prepayment penalties and accrued and unpaid interest thereon) and Express Parent to make a cash distribution to its equity holders in an aggregate amount equal to approximately $230.0 million, (4) permitted Express, LLC to pay distributions to allow Express Topco to make regularly scheduled interest payments on the Term B Loan under the Topco credit facility, and (5) permits Express Holding to own the equity interests of Express Finance Corp. (“Express Finance”), the co-issuer of the Senior Notes. The Company paid customary amendment fees to consenting lenders in connection with the amendment.

Borrowings under the Opco revolving credit facility bear interest at a rate equal to LIBOR plus an applicable margin rate or the higher of The Wall Street Journal’s prime lending rate and 0.50% per annum above the federal funds rate, plus an applicable margin rate. This applicable margin rate is determined based on excess availability as determined by reference to the Company’s borrowing base. As a result of the amendment described above, effective March 5, 2010, the applicable margin rate for LIBOR-based advances is 2.25% per annum, or 2.00% if excess availability is $100.0 million or greater, and for base rate-based advances is 1.25% per annum, or 1.00% if excess availability is $100.0 million or greater. The borrowing base components are 90% of credit card receivables plus 85% of the liquidation value of eligible inventory, less certain reserves. The Company had no borrowings outstanding and $163.6 million available under the Opco revolving credit facility as of January 29, 2011.

As a result of the amendment discussed above, effective March 5, 2010, the unused line fees payable under the Opco revolving credit facility are incurred at 0.50% of the average daily unused revolving commitment during each quarter payable quarterly in arrears.

Interest payments under the Opco revolving credit facility are due quarterly on the last calendar day of each April, July, October, and January for base rate-based advances and on the last day of the interest period for LIBOR-based advances for interest periods of one, two, three, and six months (or if available to all lenders, nine or twelve months), and additionally every three months after the first day of the interest period for LIBOR-based advances for interest periods of greater than three months.

The Opco revolving credit facility contains customary covenants and restrictions on Express Holding and its subsidiaries’ activities, including, but not limited to, limitations on the incurrence of additional indebtedness; liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, and prepayment of other debt; distributions, dividends, and the repurchase of capital stock; transactions with affiliates; the ability to change the nature of its business or its fiscal year; the ability to amend the terms of the Opco term loan; and permitted activities of Express Holding. All obligations under the Opco revolving credit facility are guaranteed by Express Holding and Express, LLC’s subsidiaries and secured by a lien on substantially all of the assets of Express Holding and its subsidiaries; provided that the liens on certain assets of Express Holding and its subsidiaries shall be junior in priority to the liens securing the Opco term loan.

The Opco revolving credit facility requires Express Holding and its subsidiaries to maintain a fixed charge coverage ratio of 1.00 to 1.00 if excess availability plus eligible cash collateral is less than $30.0 million. The Company’s excess availability was $163.6 million as of January 29, 2011. The Company not subject to this covenant as of January 29, 2011 because excess availability plus eligible cash collateral was greater than $30.0 million.

Opco Term Loan

On July 6, 2007, Express Holding, as parent guarantor, and Express, LLC, as borrower, entered into a $125.0 million secured term loan. The proceeds of these borrowings were used to finance, in part, the Golden Gate Acquisition and to pay transaction fees and expenses related to the Golden Gate Acquisition. Borrowings under the Opco term loan bear interest at a rate equal to LIBOR plus an applicable margin rate or the higher of The Wall Street Journal’s prime lending rate and 0.50% per annum above the federal funds rate, plus an applicable margin rate.

On February 5, 2010, Express Holding and Express, LLC entered into an amendment to the Opco term loan that became effective March 5, 2010 in connection with the Senior Notes offering. The amendment, among other things, (1) permitted the issuance of the Senior Notes and the guarantees thereof by Express Holding and Express, LLC’s subsidiaries, (2) increased the applicable interest rate margins by 150 basis points (subject to a further 50 basis points increase in the event Express, LLC’s corporate family rating is not B2 or better by Moody’s Investors Service, Inc. (“Moody’s”) and Express, LLC’s corporate credit rating is not B or better by Standard & Poor’s Rating Services (“S&P”), (3) permitted a distribution by Express, LLC to allow Express Topco to prepay the Term C Loan under the Topco credit facility in its entirety (plus any applicable prepayment penalties and accrued and unpaid interest thereon), and Express Parent to make a cash distribution to its equity holders in an aggregate amount equal to approximately $230.0 million, (4) permitted Express, LLC to pay distributions to allow Express Topco to make regularly scheduled interest payments on the Term B Loan under the Topco credit facility, and (5) permits Express Holding to own the equity interests of Express Finance, the co-issuer of the Senior Notes. The Company paid customary amendment fees to consenting lenders in connection with the amendment.

The applicable margin rate is determined by Express Holding’s leverage ratio of consolidated debt for borrowed money (net of cash and cash equivalents provided that no more than $75.0 million of cash and cash equivalents may be netted against consolidated debt for borrowed money for this purpose), including amounts drawn under letters of credit and any synthetic debt, to Adjusted EBITDA (“Leverage Ratio”), in effect on the first day of each interest period with respect to LIBOR-based advances and by the Leverage Ratio in effect from time to time with respect to base rate-based advances. As a result of the amendment described above, effective March 5, 2010, the applicable margin rate for LIBOR-based advances is 4.25% per annum, or 4.00% if the Leverage Ratio is less than 1.00 to 1.00, and for base rate-based advances is 3.25% per annum, or 3.00% if the Leverage Ratio is less than 1.00 to 1.00. Additionally, these rates may be further increased by 50 basis points per annum in the event that Express, LLC fails to maintain, at the time of determination, a corporate family rating of B2 or better by Moody’s and a corporate credit rating of B or better by S&P. As of January 29, 2011, the interest rate under the Opco term loan was 4.54%.

Interest payments under the Opco term loan are due quarterly on the last calendar day of each April, July, October, and January for base rate-based advances and on the last day of the applicable interest period for LIBOR-based advances for interest periods of one, two, three, and six months (or if available to all lenders, nine or twelve months), and additionally every three months after the first day of the interest period for LIBOR-based advances for interest periods of greater than three months. Principal payments under the Opco term loan are due quarterly on the last business day of each April, July, October, and January through July 6, 2013, in equal installments of 0.25% of the initial principal balance with the balance of principal due on July 6, 2014.

The agreement governing the Opco term loan requires that annual prepayments of principal be made within five business days after the 120th calendar day following the end of each fiscal year in the amount by which an applicable percentage of “excess cash flow” (as defined in the agreement) that corresponds to Express Holding’s Leverage Ratio, exceeds any voluntary prepayments of the Opco term loan over the fiscal year.

The Opco term loan contains customary covenants and restrictions on Express Holding and its subsidiaries’ activities, including, but not limited to, limitations on the incurrence of additional indebtedness; liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, and prepayment of other debt; distributions, dividends, and the repurchase of capital stock; transactions with affiliates; the ability to change the nature of its business or its fiscal year; the ability to amend the terms of the Opco revolving credit facility; and permitted activities of Express Holding. All obligations under the Opco term loan are guaranteed by Express Holding and Express, LLC’s subsidiaries and secured by a lien on substantially all of the assets of Express Holding and its subsidiaries; provided that the liens on certain assets of Express Holding and its subsidiaries shall be junior in priority to the liens securing the Opco revolving credit facility.

The Opco term loan also requires that Express Holding maintain a Leverage Ratio for the most recently completed reporting period (last 4 consecutive quarters as of the end of each quarter) of not more than 1.75 to 1.00. Express Holding was in compliance with the covenant requirement as of January 29, 2011.

Effective July 6, 2007, Express, LLC entered into a receive variable/pay fixed interest rate swap agreement to mitigate exposure to interest rate fluctuations on a notional principal amount of $75.0 million of the $125.0 million variable-rate Opco term loan. The interest rate swap agreement terminated on August 6, 2010.

Senior Notes

On March 5, 2010, Express and Express Finance co-issued, in a private placement, $250.0 million of 8 3/4% Senior Notes due 2018 at an offering price of 98.599% of the face value. An affiliate of Golden Gate purchased $50.0 million of Senior Notes in the offering. Interest on the Senior Notes is payable on March 1 and September 1 of each year. On March 5, 2010, net proceeds of $241.4 million (net of original issuance and underwriting discount) were received from the Senior Notes. Net proceeds from the Senior Notes offering were used to prepay $154.9 million related to the Term C Loan (including principal, interest, and a prepayment penalty), $85.2 million was allocated to the Company, and the remainder was used to pay related transaction fees and expenses, including $2.7 million to Golden Gate for transaction fees. Of the $154.9 million used to prepay the Term C Loan, $50.0 million of principal, $0.6 million of interest, and $1.0 million of the prepayment penalty was paid to a Golden Gate affiliate that was a lender of the Term C Loan.

In connection with issuing the Senior Notes, $10.8 million of costs were capitalized as debt issuance costs within other assets on the Consolidated Balance Sheets (including the $2.7 million transaction fee paid to Golden Gate described above) and will be amortized over the eight year term of the Senior Notes using the effective interest method. On March 10, 2010, the Company used the $85.2 million of cash received from issuing the Senior Notes, along with cash on hand of $153.8 million to pay a distribution of $230.0 million to its equity holders.

Prior to March 1, 2013, a portion of the Senior Notes may be redeemed at 108.75% of the principal amount plus accrued and unpaid interest with the net proceeds of certain equity offerings. At any time prior to March 1, 2014, the Senior Notes may be redeemed in part or in full at a redemption price equal to 100% of the principal amount plus a make-whole premium, calculated in accordance with the indenture governing the Senior Notes, and accrued and unpaid interest. In addition, On or after March 1, 2014, the Senior Notes may be redeemed in part or in full at the following percentages of the outstanding principal amount prepaid: 104.375% prior to March 1, 2015; 102.188% on or after March 1, 2015, but prior to March 1, 2016; and 100% on or after March 1, 2016.

The indenture governing the Senior Notes contains customary covenants and restrictions on the activities of Express, LLC Express Finance, and Express, LLC’s restricted subsidiaries, including, but not limited to, the incurrence of additional indebtedness; payment of dividends or distributions in respect of capital stock or certain other restricted payments or investments; entering into agreements that restrict distributions from restricted subsidiaries; the sale or disposal of assets, including capital stock of restricted subsidiaries; transactions with affiliates; the incurrence of liens; and mergers, consolidations, or the sale of substantially all Express, LLC’s assets. The covenants in the Senior Notes indenture are subject to certain thresholds and exceptions described in the Senior Notes indenture, including exceptions that permit Express, Express Finance, and Express’ restricted subsidiaries to enter into affiliate transactions with Golden Gate and Limited Brands under certain circumstances specified in the Senior Notes indenture. Certain of these covenants will be suspended if the Senior Notes are assigned an investment grade rating by both S&P and Moody’s and no default has occurred or is continuing. If either rating on the Senior Notes should subsequently decline to below investment grade, the suspended covenants will be reinstated. The Senior Notes are general unsecured obligations of Express, LLC and Express Finance and rank equally in right of payment with all existing and future senior indebtedness of Express, LLC and Express Finance. The Senior Notes are unconditionally guaranteed by the Company and all of the domestic subsidiaries of Express, other than immaterial subsidiaries.

In connection with the Senior Notes offering, the Company entered into a registration rights agreement, which requires the use of commercially reasonable efforts to register notes having substantially identical terms as the Senior Notes with the SEC. On September 27, 2010, an exchange of $200.0 million of the unregistered Senior Notes for registered Senior Notes having substantially identical terms as the unregistered Senior Notes was completed. The Company intends to register the remaining $50.0 million of unregistered Senior Notes held by a Golden Gate affiliate in accordance with the agreement.

Topco Credit Facility

On June 26, 2008, Express Topco, as borrower, entered into a $300.0 million secured term loan facility. The Topco credit facility was scheduled to mature on June 26, 2015 and was comprised of a $150.0 million Term B Loan and a $150.0 million Term C Loan. On March 5, 2010, in connection with the Senior Notes offering, all of the Term C Loan was prepaid, plus prepayment penalties and accrued interest thereon. On May 18, 2010, in connection with the IPO, all of the Term B Loan was prepaid, plus prepayment penalties and accrued and unpaid interest thereon.

Loss on Extinguishment

In connection with the prepayment of the Term C Loan on March 10, 2010, the Company recognized a loss on extinguishment of debt totaling $7.2 million. This amount consisted of a $3.0 million prepayment penalty, the write-off of $2.5 million of unamortized discount, and the write-off of $1.6 million of unamortized debt issuance costs. The loss on extinguishment of debt was recorded as interest expense in the Consolidated Statements of Income. The write-offs of unamortized discount and unamortized debt issuance costs represent a non-cash adjustment to reconcile net income to net cash provided by operating activities within the Consolidated Statements of Cash Flows.

On May 18, 2010, net proceeds from the IPO were used to prepay $164.9 million related to the Term B Loan (including principal, interest, and a prepayment penalty). Of the $164.9 million used to prepay the Term B Loan, $58.3 million of principal, $2.1 million of interest, and $3.5 million of the prepayment penalty was paid to a Golden Gate affiliate. In connection with the prepayment of the Term B Loan on May 18, 2010, the Company recognized a loss on extinguishment of debt totaling $13.6 million. This amount consisted of a $9.0 million prepayment penalty, the write off of $2.5 million of unamortized discount, and the write-off of $2.1 million of unamortized debt issuance costs. The loss on extinguishment of debt was recorded as interest expense in the Consolidated Statements of Income. The write-offs of the unamortized discount and unamortized debt issuance costs represent a non-cash adjustment to reconcile net income to net cash provided by operating activities within the Consolidated Statements of Cash Flows.

Fair Value of Debt

The fair value of the Opco term loan was estimated using quoted market prices for similar debt issues. The fair value of the Senior Notes was estimated using quoted market prices. As of January 29, 2011, the estimated fair value of the Opco term loan and Senior Notes was $132.0 million and $264.7 million, respectively.

Letters of Credit

The Company periodically enters into various trade letters of credit (“trade LCs”) in favor of certain vendors to secure merchandise. These trade LCs are issued for a defined period of time, for specific shipments, and generally expire three weeks after the merchandise shipment date. As of January 29, 2011 and January 30, 2010, there were no outstanding trade LCs. Additionally, the Company enters into stand-by letters of credit (“stand-by LCs”) on an as-need basis to secure merchandise and fund other general and administrative costs. As of January 29, 2011 and January 30, 2010, outstanding stand-by LCs, including the Limited Brands stand-by LC, totaled $1.8 million and $8.2 million, respectively. The Limited Brands stand-by LC expired during the third quarter of 2010, and therefore is only included in the January 30, 2010 outstanding balance.

9. Stockholders’ Equity

Prior to the Reorganization (see Note 1), the Company was a partnership and held Class L, A, and C equity units.

Certain executive management members were provided the opportunity to purchase equity ownership for a combination of cash and promissory notes payable to Express Holding. These seven-year promissory notes were fully-recourse to the employee, accrued interest on an arm’s length rate basis, and were secured by a pledge of all equity interests of Express Holding by the executive management member. On February 9, 2010, management promissory notes totaling $5.6 million were repaid in full by each member of management, and therefore interest income received by the Company in 2010 was negligible. The Company received interest income on the notes receivable of $0.3 million and $0.3 million in 2009 and 2008, respectively, which is included in interest income in the Consolidated Statements of Income.

During 2010, 2009, and 2008, the Company repurchased certain shares at cost from employees who were separated from the Company.

In addition to $33.6 million of tax distributions, the Company declared and approved $168.1 million of other distributions to its stockholders during 2008. Also, in July 2008, the Company distributed $289.5 million to stockholders from the proceeds of the Topco credit facility. The Company waived the promissory note mandatory prepayment requirement in connection with the distributions to stockholders during 2008.

On May, 18, 2010, the Company sold 10.5 million shares of newly-issued common stock in the IPO, raising net proceeds of approximately $160.1 million, after deducting the underwriting discount and costs incurred related to the IPO.

In conjunction with the Reorganization described in Note 1, the Company’s certificate of incorporation authorized 500.0 million shares of common stock and 10.0 million shares of preferred stock. No preferred stock was issued or outstanding as of January 29, 2011. Further, effective May 2, 2010, the Company became taxed as a corporation rather than as a partnership. In accordance with Staff Accounting Bulletin (“SAB”) Topic 4B, the Company reclassified $87.2 million in undistributed losses through May 12, 2010 to additional paid-in-capital. In addition, as a result of the merger of EIC and the management holding companies into the Company, the Company recorded a non-cash capital contribution of $0.8 million related to certain tax assets it received.

On November 30, 2010 the Board of Directors (the “Board”) approved a special dividend of $0.56 per share of the Company’s common stock, totaling $49.5 million. The special dividend was paid on December 23, 2010 to shareholders of record as of the close of business on December 16, 2010.

10. Share-Based Compensation

Share-based Compensation Plans

In December 2007, the Board of Managers of Express Parent approved, and the Company implemented, a management equity program (the “Equity Program”). The Equity Program authorized restricted shares to be granted to certain management employees upon the approval of the Board. Pursuant to the Recapitalization, the management members contributed their restricted shares of Express Holding in exchange for an equivalent number of restricted shares of the Company. As of January 29, 2011, the Equity Program was no longer in existence, and therefore there were no restricted shares available for grant.

In 2010, the Board of Directors of the Company approved, and the Company implemented the Express, Inc. 2010 Incentive Compensation Plan (“2010 Plan”). The 2010 Plan authorizes the Compensation Committee of the Board to offer eligible employees cash and stock-based incentives as deemed appropriate in order to attract, retain, and reward such individuals. As of January 29, 2011, 15.0 million shares were authorized to be granted under the 2010 Plan and 13.6 million were available for future issuance.

The following summarizes our share-based compensation expense:

	2010	2009	2008
	(in thousands)
Restricted shares	$3,150	$2,048	$2,072
Stock options	2,044	—	—
Restricted stock units	102	—	—

Total share-based compensation	$5,296	$2,048	$2,072

Stock Options

During 2010 the Company granted stock options under the 2010 Plan. The options granted vest 25% per year over four years and have a 10 year contractual life. None of the options granted in 2010 were exercisable as of January 29, 2011.

The Company’s activity with respect to stock options for 2010 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding, January 30, 2010	—	$—
Granted	1,456	16.94
Exercised	—	—
Forfeited	(73)	17.00

Outstanding, January 29, 2011	1,383	$16.94	9.3	$344

Expected to vest at January 29, 2011	1,322	$16.94	9.3	$331

The weighted average grant date fair value of stock options granted during 2010 was $9.17. No options were granted prior to 2010.

As of January 29, 2011, there was approximately $10.0 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of approximately 1.8 years.

The Company uses the Black-Scholes-Merton option-pricing model for valuation of stock options granted to employees and directors. The Company’s determination of the fair value of stock options is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, expected term of the award, dividend yield, and risk-free interest rate.

The fair value of stock options was estimated at the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

2010
Risk-free interest rate (1)	2.84%
Price Volatility (2)	54%
Expected term (years) (3)	6.25
Dividend yield (4)	—

(1)	Represents the yield on U.S. Treasury securities with a term consistent with the expected term of the stock options.
(2)	As the Company’s stock has a limited history of being publicly traded this was based on the historical volatility of selected comparable companies over a period consistent with the expected term of the stock options. Comparable companies were selected primarily based on industry, stage of life cycle, and size.
(3)	Calculated utilizing the “simplified” methodology prescribed by SAB No. 107 due to the lack of historical exercise data necessary to provide a reasonable basis upon which to estimate the term.
(4)	Based on the fact that the Company does not currently plan on paying regular dividends.

Restricted Stock Units

During 2010 the Company granted restricted stock units (“RSUs”) under the 2010 Plan. The majority of the RSUs were granted in conjunction with the special dividend in order to equitably compensate option holders for the diminution in value of their stock options as a result of the special dividend, as required under the terms of the 2010 Plan and, consequently, did not result in any incremental compensation expense to the Company. These RSUs vest over the remaining vesting period of the stock options they are associated with and contain the same contractual life.

The Company’s activity with respect to RSUs for 2010 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value
	(in thousands, except per share amounts)
Unvested, January 30, 2010	—	$—
Granted	44	4.88
Vested	—	—
Forfeited	—	—

Unvested, January 29, 2011	44	$4.88

As of January 29, 2011, there was less than $0.1 million of total unrecognized compensation expense related to unvested RSUs. That cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

Restricted Shares

The Company’s activity with respect to restricted shares for 2010 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value
	(in thousands, except per share amounts)
Unvested, January 30, 2010	2,836	$1.19
Granted	—	—
Vested	(2,557)	1.24
Repurchased	(59)	0.97

Unvested, January 29, 2011	220	$1.03

No restricted shares were granted in 2010. The weighted average grant date fair value of restricted shares granted during 2009 and 2008 was $1.51 and $0.90, respectively.

On May 12, 2010, in conjunction with the IPO, certain restricted shares became fully vested. The total fair value of restricted shares that vested during 2010, 2009, and 2008 was $3.2 million, $2.0 million, and $3.0 million, respectively.

As of January 29, 2011, there was approximately $0.2 million of total unrecognized compensation expense related to unvested restricted shares. That cost is expected to be recognized over a weighted-average period of approximately 0.9 years.

Valuation of Underlying Restricted Shares

Fair value of the underlying equity shares is determined by applying a contingent claims approach utilizing the Black-Scholes-Merton pricing model and taking into consideration the rights and preferences of the underlying equity shares. This model assumes asset volatility for comparable company’s equity volatility and leverage and a marketability discount to reflect the lack of liquidity and ready market.

The following table illustrates the assumptions used in the Black-Scholes-Merton pricing model for the restricted shares:

	2009	2008
Risk-free interest rate	0.20%	1.69%
Asset volatility	50%	40%
Time to liquidity event	7 months	2-3 years
Marketability discount	10%	34%
Equity dividend yield	—	—

Risk-free interest rate—This is an interpolated rate from the U.S. constant maturity treasury rate for a term corresponding to the time to liquidity event, as described below. An increase in the risk-free interest rate will increase compensation expense.

Asset volatility—This is a measure of the amount by which the price of various comparable companies common stock has fluctuated or is expected to fluctuate, as the Company’s common stock was not publicly-traded. The comparable companies were selected by analyzing public companies in the industry based on various factors including, but not limited to, company size, financial data availability, active trading volume, and capital structure. An increase in the expected volatility will increase compensation expense.

Time to liquidity event—This is the period of time over which the underlying equity shares are expected to remain outstanding. An increase in the expected term will increase compensation expense.

Marketability discount—This is a measure of the amount by which the value of the underlying equity shares units is reduced as the value of privately-held shares is not directly comparable to the value of publicly-traded shares of similar common stock. An increase in the marketability discount will decrease compensation expense.

The Finnerty Model was utilized to calculate a discount on the underlying equity shares. The Finnerty Model provides for a valuation discount reflecting the holding period restriction embedded in a restricted stock preventing its sale over a certain period of time.

The Finnerty Model proposes to estimate a discount for lack of marketability such as transfer restrictions by using an option pricing theory. This model has gained recognition through its ability to address the magnitude of the discount by considering the volatility of a company’s stock price and the length of restriction. The concept underpinning the Finnerty Model is that restricted stock cannot be sold over a certain period of time. Further simplified, a restricted share of equity in a company can be viewed as having forfeited a put on the average price of the marketable equity over the restriction period (also known as an “Asian Put Option”). If an Asian Put Option is priced and compared to that of the assumed fully marketable underlying stock, the marketability discount can be effectively estimated.

The assumptions utilized in the model included (i) length of holding period of seven months and two years for 2009 and 2008, respectively, (ii) equity volatility of 80% for 2009 and 2008, (iii) dividend yield of zero for each period, and (iv) risk free rate of 0.20% and 1.43% for 2009 and 2008, respectively.

The restricted shares vest over four years in equal 25% increments each year and have pro-rata vesting for each quarter elapsed since the prior annual vesting date.

11. Earnings Per Share

The weighted-average shares used to calculate basic and diluted net income (loss) per share has been retroactively adjusted based on the Reorganization (see Note 1).

The following table provides reconciliation between basic and diluted net income (loss) per share:

	Year Ended
	2010			2009			2008
(in thousands, except per share amounts)	Income	Weighted Average Share	Per Share Amount	Income	Weighted Average Shares	Per Share Amount	Loss	Weighted Average Shares	Per Share Amount
Basic EPS
Net income (loss)	$127,388	85,369	$1.49	$75,307	74,566	$1.01	$(29,036)	72,516	$(0.40)
Effect of Dilutive Securities
Stock options, restricted stock units, and restricted shares	—	681	(0.01)	—	1,038	(0.01)	—	—	—

Diluted EPS	$127,388	86,050	$1.48	$75,307	75,604	$1.00	$(29,036)	72,516	$(0.40)

Stock options to purchase 1.3 million shares of common stock were excluded from the computation of diluted EPS for 2010 as the options would be anti-dilutive. No potentially dilutive shares were excluded from the computation of diluted EPS in 2009.

Diluted net loss per common share is the same as basic net loss per share for 2008. Restricted shares of 5.5 million were excluded from the calculation as they were anti-dilutive due to the Company’s net loss position.

12. Pro forma Information (unaudited)

The pro forma net income applied in computing the pro forma EPS for 2010, 2009, and 2008 is based on the Company’s historical net income as adjusted to reflect the Company’s conversion to a corporation as if it has occurred as of the beginning of the respective periods. In connection with the conversion, effective May 2, 2010, the Company became taxed as a corporation. The Company was previously treated as a partnership for tax purposes, and therefore generally not subject to federal income tax. The pro forma net income includes adjustments for income tax expense as if the Company had been a corporation at an assumed combined federal, state, and local income tax rate of 40.9% for the first thirteen weeks of 2010 and 38.7% for 2009 and 2008.

The pro forma net income for 2010 eliminates the non-cash deferred tax benefit of $31.8 million as a non-recurring item related to the Reorganization (see Note 7).

13. Retirement Benefits

The employees of the Company, if eligible, participate in a qualified defined contribution retirement plan (the “Qualified Plan”) and a non-qualified supplemental retirement plan (the “Non-Qualified Plan”) sponsored by the Company.

Participation in the Company’s Qualified Plan is available to employees who meet certain age and service requirements. The Qualified Plan permits employees to elect contributions up to the maximum limits allowable under the IRC. The Company matches employee contributions according to a pre-determined formula and contributes additional amounts based on a percentage of the employees’ eligible annual compensation and years of service. Employee contributions and Company matching contributions vest immediately.

Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the Qualified Plan was $2.7 million, $0.4 million and $2.5 million in 2010, 2009, and 2008, respectively.

The Company elected not to fund an additional amount to the Qualified Plan for 2008. Additionally, the Company elected to suspend the employer matching contribution to the Qualified Plan effective March 6, 2009. The matching contribution to the Qualified Plan was reinstated for 2010.

Participation in the Non-Qualified Plan is made available to employees who meet certain age, service, job level, and compensation requirements. The Non-Qualified Plan is an unfunded plan which provides benefits beyond the IRC limits for qualified defined contribution plans. The plan permits employees to elect contributions up to a maximum percentage of eligible compensation. The Company matches employee contributions according to a pre-determined formula and credits additional amounts based on a percentage of the employees’ eligible compensation and years of service. The Non-Qualified Plan also permits employees to defer additional compensation up to a maximum amount. The Company does not match the contributions for additional deferred compensation. Employees’ accounts are credited with interest using a rate determined annually by the Retirement Plan Committee based on a methodology consistent with historical practices. Employee contributions and the related interest vest immediately. Company contributions and the related interest are subject to vesting based on years of service. Employees may elect an in-service distribution for the additional deferred compensation component only. Employees are not permitted to take a withdrawal from any other portion of the Non-Qualified Plan while actively employed with the Company. The remaining vested portion of employees’ accounts in the Non-Qualified Plan will be distributed upon termination of employment in either a lump sum or in equal annual installments over a specified period of up to ten years. Total expense recognized related to the Non-Qualified Plan was $2.0 million, $1.3 million, and $2.2 million in 2010, 2009, and 2008, respectively.

The Company elected to account for this cash balance plan based on the participant account balances, excluding actuarial considerations as permitted by the applicable authoritative guidance.

The annual activity for the Company’s Non-Qualified Plan and the year-end liability, which is included in other long-term liabilities on the Consolidated Balance Sheets, was as follows:

	January 29, 2011	January 30, 2010
	(in thousands)
Balance, beginning of period	$10,733	$11,119
Contributions:
Employee	2,798	422
Company	—	—
Interest	960	762
Distributions	(211)	(1,541)
Forfeitures	(40)	(29)

Balance, end of period	$14,240	$10,733

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

To avoid the expense and uncertainty of further litigation with respect to this matter, on January 11, 2011, the Company reached a settlement in principle to resolve all claims of plaintiff and other similarly situated class members that were asserted or could have been asserted based on the factual allegations in the final amended complaint for this case. The parties are currently negotiating the terms of the settlement agreement which will be subject to court approval. Under the terms of the proposed settlement, the Company will make up to a total of $4.0 million available to pay (i) current California employees who worked during the period commencing January 1, 2007 and ending on the date the court gives preliminary approval for the settlement, or May 15, 2011, whichever is earlier, (ii) former California employees who worked during the class period and submit valid claims, and (iii) certain legal fees and expenses on behalf of the plaintiff and the class. After deducting legal fees and expenses from the $4.0 settlement amount, the proposed settlement will require the Company to pay at least 55% of the remaining amount to class members, irrespective of how many valid claims are submitted. Our Consolidated Balance Sheet as of January 29, 2011 includes a reserve for our best estimate of the amount the Company will be required to pay under the terms of the proposed settlement. If the parties cannot agree on the terms of the settlement agreement, the settlement is not approved by the court, the Company elects to revoke the settlement due to 5% or more of the class electing to opt-out of the settlement, or the number of former employees submitting valid claims differs from the the Company’s expectations, then the amount of the reserve may increase or decrease. The amount of any such change may be material to the Company’s results of operations or financial condition.

The Company is subject to various other claims and contingencies arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

15. Guarantor Subsidiaries

On March 5, 2010, Express, LLC and Express Finance (the “Subsidiary Issuers”), both wholly-owned indirect subsidiaries of the Company, issued $250.0 million Senior Notes at 8 3/4%. The Company (“Guarantor”) and certain of the Company’s indirect wholly-owned subsidiaries (“Guarantor Subsidiaries”) have fully and unconditionally guaranteed, on a joint and several basis, the Company’s obligations under the Senior Notes. The following consolidating schedules present the condensed financial information on a combined basis. In the 2009 consolidating balance sheet that follows, the Company reclassified the Guarantor Subsidiaries’ liability from accrued liabilities to deferred revenue with an offsetting reclassification made to the Subsidiary Issuers’ accrued liabilities and deferred revenue line items. This reclassification had no impact on either the Guarantor Subsidiaries’ or Subsidiary Issuers’ total or current liabilities and was not deemed material.

EXPRESS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

(Amounts in thousands)

	January 29, 2011
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$1,647	$186,115	$—	$—	$—	$187,762
Receivables, net	—	9,908	—	—	—	9,908
Inventories	—	185,209	—	—	—	185,209
Prepaid minimum rent	—	22,284	—	—	—	22,284
Intercompany receivable	—	—	26,029	311	(26,340)	—
Other	—	22,130	—	—	—	22,130

Total current assets	1,647	425,646	26,029	311	(26,340)	427,293
Property and equipment, net	—	211,319	—	—	—	211,319
Tradename/domain name	—	197,414	—	—	—	197,414
Investment in subsidiary	127,260	3,147	—	121,757	(252,164)	—
Deferred tax asset	968	3,652	—	893	—	5,513
Other assets	—	21,210	—	—	—	21,210

Total assets	$129,875	$862,388	$26,029	$122,961	$(278,504)	$862,749

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$85,843	$—	$—	$—	$85,843
Deferred revenue	—	2,185	22,882	—	—	25,067
Accrued bonus	—	14,268	—	—	—	14,268
Accrued expenses	(444)	96,535	—	(4,299)	—	91,792
Accounts payable and accrued expenses—related parties	—	79,865	—	—	—	79,865
Intercompany payable	—	26,340	—	—	(26,340)	—

Total current liabilities	(444)	305,036	22,882	(4,299)	(26,340)	296,835
Long-term debt	—	366,157	—	—	—	366,157
Other long-term liabilities	157	69,438	—	—	—	69,595

Total liabilities	(287)	740,631	22,882	(4,299)	(26,340)	732,587
Commitments and Contingencies (Note 14)	—	—	—	—	—	—
Total stockholders’ equity	130,162	121,757	3,147	127,260	(252,164)	130,162

Total liabilities and stockholders’ equity	$129,875	$862,388	$26,029	$122,961	$(278,504)	$862,749

EXPRESS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

(Amounts in thousands)

	January 30, 2010
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$192	$234,212	$—	$—	$—	$234,404
Receivables, net	—	4,377	—	—	—	4,377
Inventories	—	171,704	—	—	—	171,704
Prepaid minimum rent	—	20,874	—	—	—	20,874
Intercompany receivable	—	856	23,972	—	(24,828)	—
Other	879	4,410	—	—	—	5,289

Total current assets	1,071	436,433	23,972	—	(24,828)	436,648
Property and equipment, net	—	215,237	—	—	—	215,237
Tradename/domain name	—	197,414	—	—	—	197,414
Investment in subsidiary	141,281	2,831	—	448,030	(592,142)	—
Other assets	—	16,962	—	3,293	—	20,255

Total assets	$142,352	$868,877	$23,972	$451,323	$(616,970)	$869,554

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$61,093	$—	$—	$—	$61,093
Deferred revenue	—	1,106	21,141	—	—	22,247
Accrued bonus	—	22,541	—	—	—	22,541
Accrued expenses	43	58,375	—	15,158	—	73,576
Accounts payable and accrued expenses—related parties	—	89,831	—	—	—	89,831
Intercompany payable	856	23,972	—	—	(24,828)	—

Total current liabilities	899	256,918	21,141	15,158	(24,828)	269,288
Long-term debt	—	120,629	—	294,884	—	415,513
Other long-term liabilities	—	43,300	—	—	—	43,300

Total liabilities	899	420,847	21,141	310,042	(24,828)	728,101
Commitments and Contingencies (Note 14)	—	—	—	—	—	—
Total stockholders’ equity	141,453	448,030	2,831	141,281	(592,142)	141,453

Total liabilities and stockholders’ equity	$142,352	$868,877	$23,972	$451,323	$(616,970)	$869,554

EXPRESS, INC.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

(Amounts in thousands)

	2010
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$1,905,814	$—	$—	$—	$1,905,814
Cost of goods sold, buying and occupancy costs	—	1,227,490	—	—	—	1,227,490

Gross profit	—	678,324	—	—	—	678,324
Selling, general, and administrative expenses	2,984	458,428	(316)	(23)	—	461,073
Other operating expense, net	—	17,997	—	3	—	18,000

Operating income (loss)	(2,984)	201,899	316	20	—	199,251
Interest expense	—	30,510	—	28,983	—	59,493
(Income) loss in subsidiary	(129,939)	(316)	—	(153,742)	283,997	—
Interest income	—	(16)	—	—	—	(16)
Other income, net	—	(1,968)	—	—	—	(1,968)

Income (loss) before income taxes	126,955	173,689	316	124,779	(283,997)	141,742
Income tax expense (benefit)	(433)	19,947	—	(5,160)	—	14,354

Net income	$127,388	$153,742	$316	$129,939	$(283,997)	$127,388

EXPRESS, INC.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

(Amounts in thousands)

	2009
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$1,721,066	$—	$—	$—	$1,721,066
Cost of goods sold, buying and occupancy costs	—	1,175,088	—	—	—	1,175,088

Gross profit	—	545,978	—	—	—	545,978
Selling, general, and administrative expenses	19	409,414	(302)	67	—	409,198
Other operating expense, net	—	9,943	—	2	(2)	9,943

Operating income (loss)	(19)	126,621	302	(69)	2	126,837
Interest expense	—	9,726	—	43,496	—	53,222
(Income) loss in subsidiary	(75,324)	(302)	—	(118,668)	194,294	—
Interest income	—	(484)	—	—	—	(484)
Other income, net	—	(2,444)	—	—	—	(2,444)

Income (loss) before income taxes	75,305	120,125	302	75,103	(194,292)	76,543
Income tax expense (benefit)	—	1,457	—	(221)	—	1,236

Net income	$75,305	$118,668	$302	$75,324	$(194,292)	$75,307

EXPRESS, INC.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

(Amounts in thousands)

	2008
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$1,737,010	$—	$—	$—	$1,737,010
Cost of goods sold, buying and occupancy costs	—	1,280,018	—	—	—	1,280,018

Gross profit	—	456,992	—	—	—	456,992
Selling, general, and administrative expenses	—	446,766	(304)	609	—	447,071
Other operating expense, net	—	6,007	—	—	—	6,007

Operating income (loss)	—	4,219	304	(609)	—	3,914
Interest expense	—	10,991	—	25,540	—	36,531
(Income) loss in subsidiary	62,400	(304)	—	36,376	(98,472)	—
Interest income	(192)	(3,335)	—	—	—	(3,527)
Other income, net	—	(300)	—	—	—	(300)

Income (loss) before income taxes	(62,208)	(2,833)	304	(62,525)	98,472	(28,790)
Income tax expense (benefit)	—	371	—	(125)	—	246

Net (loss) income	$(62,208)	$(3,204)	$304	$(62,400)	$98,472	$(29,036)

EXPRESS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Amounts in thousands)

	2010
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Operating Activities
Net cash provided by (used in) operating activities	$(3,330)	$258,783	$—	$(35,495)	$—	$219,958

Investing Activities
Capital expenditures	—	(54,843)	—	—	—	(54,843)
Investment in subsidiary	(170,535)	—	—	(5,633)	176,168	—
Dividends received	319,801	—	—	490,954	(810,755)	—

Net cash provided by (used in) investing activities	149,266	(54,843)	—	485,321	(634,587)	(54,843)

Financing Activities
Borrowings under Senior Notes	—	246,498	—	—	—	246,498
Net proceeds from equity offering	166,898	—	—	—	—	166,898
Repayments of long-term debt arrangements	—	(1,563)	—	(300,000)	—	(301,563)
Costs incurred in connection with debt arrangements and Senior Notes	—	(11,651)	—	(560)	—	(12,211)
Costs incurred in connection with equity offering	(6,498)	—	—	—	—	(6,498)
Equity contributions	5,633	—	—	170,535	(176,168)	—
Repayment of notes receivable	—	5,633	—	—	—	5,633
Distributions	(261,000)	(441,440)	—	(270,287)	711,727	(261,000)
Dividends paid	(49,514)	(49,514)	—	(49,514)	99,028	(49,514)

Net cash provided by (used in) financing activities	(144,481)	(252,037)	—	(449,826)	634,587	(211,757)

Net increase (decrease) in cash and cash equivalents	1,455	(48,097)	—	—	—	(46,642)
Cash and cash equivalents, beginning of period	192	234,212	—	—	—	234,404

Cash and cash equivalents, end of period	$1,647	$186,115	$—	$—	$—	$187,762

EXPRESS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Amounts in thousands)

	2009
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Operating Activities
Net cash provided by (used in) operating activities	$317	$237,586	$—	$(37,182)	$—	$200,721

Investing Activities
Capital expenditures	—	(26,853)	—	—	—	(26,853)
Purchase of intangible asset	—	(20)	—	—	—	(20)
Distributions received	33,000	—	—	76,363	(109,363)	—

Net cash provided by (used in) investing activities	33,000	(26,873)	—	76,363	(109,363)	(26,873)

Financing Activities
Repayments of short-term debt arrangements	—	(75,000)	—	—	—	(75,000)
Repayments of long-term debt arrangements	—	(937)	—	(6,181)	—	(7,118)
Costs incurred in connection with debt arrangements and Senior Notes	—	(123)	—	—	—	(123)
Costs incurred in connection with equity offering	(317)	—	—	—	—	(317)
Repurchase of equity units	—	(3)	—	—	—	(3)
Distributions	(33,000)	(76,363)	—	(33,000)	109,363	(33,000)
Grant of equity shares	—	2	—	—	—	2

Net cash provided by (used in) financing activities	(33,317)	(152,424)	—	(39,181)	109,363	(115,559)

Net increase in cash and cash equivalents	—	58,289	—	—	—	58,289
Cash and cash equivalents, beginning of period	192	175,923	—	—	—	176,115

Cash and cash equivalents, end of period	$192	$234,212	$—	$—	$—	$234,404

EXPRESS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Amounts in thousands)

	2008
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Operating Activities
Net cash provided by (used in) operating activities	$192	$44,424	$—	$(9,382)	$—	$35,234

Investing Activities
Capital expenditures	—	(50,551)	—	—	—	(50,551)
Purchase of intangible asset	—	(1,250)	—	—	—	(1,250)
Dividends received	289,548	—	—	210,465	(500,013)	—

Net cash provided by (used in) investing activities	289,548	(51,801)	—	210,465	(500,013)	(51,801)

Financing Activities
Borrowings under short-term debt arrangements	—	75,000	—	—	—	75,000
Borrowings under long-term debt arrangements	—	—	—	294,000	—	294,000
Repayments of long-term debt arrangements	—	(1,250)	—	—	—	(1,250)
Costs incurred in connection with debt arrangements and Senior Notes	—	—	—	(3,870)	—	(3,870)
Repurchase of equity units	—	(24)	—		—	(24)
Repayment of notes receivable	—	10	—	—	—	10
Distributions	(289,548)	(210,465)	—	(491,213)	500,013	(491,213)

Net cash provided by (used in) financing activities	(289,548)	(136,729)	—	(201,083)	500,013	(127,347)

Net increase (decrease) in cash and cash equivalents	192	(144,106)	—	—	—	(143,914)
Cash and cash equivalents, beginning of period	—	320,029	—	—	—	320,029

Cash and cash equivalents, end of period	$192	$175,923	$—	$—	$—	$176,115

16. Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial results for 2010 and 2009 follows:

2010 Quarter	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Net sales	$426,462	$407,277	$450,577	$621,498
Gross profit	$157,206	$130,017	$164,323	$226,778
Net income	$30,561	$22,114	$26,301	$48,412
Earnings per basic share	$0.40	$0.25	$0.30	$0.55
Earnings per diluted share	$0.39	$0.25	$0.30	$0.55

2009 Quarter	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Net sales	$374,358	$373,823	$426,046	$546,839
Gross profit	$112,084	$102,799	$145,346	$185,749
Net income (loss)	$7,599	$(6,756)	$28,467	$45,997
Earnings (loss) per basic share	$0.10	$(0.09)	$0.38	$0.61
Earnings (loss) per diluted share	$0.10	$(0.09)	$0.37	$0.60

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Exchange Act of 1934 that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 29, 2011.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) that occurred during the fourth quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated herein by reference to the sections entitled “Election of Directors”, “Executive Officers”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item is incorporated herein by reference to the sections entitled “Executive Compensation—Executive Compensation”, “Corporate Governance—Director Compensation”, “Executive Compensation—Compensation Committee Interlocks and Insider Participation” and “Executive Compensation—Compensation Committee Report” in the Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated herein by reference to the section entitled “Stock Ownership Information” in the Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders.

The following table summarizes share and exercise price information about Express’ equity compensation plan as of January 29, 2011.

	Number of securities to be issued upon exercise of oustanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,436,574	16.43	13,563,426
Equity compensation plans not approved by security holders	—	—	—

Total	1,436,574	16.43	13,563,426

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated herein by reference to the Sections entitled “Related Person Transactions” and “Corporate Governance” in the Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated herein by reference to the Section entitled “Audit Committee—Principal Accountant Fees and Services” in the Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) Consolidated Financial Statements

The following consolidated financial statements of Express, Inc. and subsidiaries are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP

Consolidated Balance Sheets as of January 29, 2011 and January 30, 2010

Consolidated Statements of Income for the years ended January 29, 2011, January 30, 2010, and January 31, 2009

Consolidated Statements of Changes in Stockholders’ Equity for the years ended January 29, 2011, January 30, 2010, and January 31, 2009

Consolidated Statements of Cash Flows for the years ended January 29, 2011, January 30, 2010, and January 31, 2009

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

Schedules have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

(3)	List of Exhibits

2.1	Unit Purchase Agreement, dated as of May 15, 2007, among Express Investment Corp., Limited Brands Store Operations, Inc., Express Holding, LLC and Limited Brands, Inc. (“Unit Purchase Agreement”) (incorporated by reference to Exhibit 2.1 to Express, Inc.’s registration statement on Form S-1, as amended (File No. 333-164906) (the “Express S-1”), filed with the SEC on March 25, 2010).

2.2	Amendment No. 1 to Unit Purchase Agreement, dated as of July 6, 2007 (incorporated by reference to Exhibit 2.2 to the Express S-1, filed with the SEC on March 25, 2010).

2.3	Conversion Agreement, dated as of May 10, 2010, by and among Express Parent LLC, Express Management Investors Blocker, Inc., Express Investment Corp., Limited Brands Store Operations, Inc. and EXP Investments, Inc. (incorporated by reference to Exhibit 2.3 to the Express S-1, filed with the SEC on May 11, 2010).

2.4	Form of Agreement and Plan of Merger among Express, Inc., Express Management Investors Blocker, Inc., Express Management Investors LLC, Express Investment Corp., Multi-Channel Retail Holdings LLC—Series G and Express Holding, LLC (incorporated by reference to Exhibit 2.4 to the Express S-1, filed with the SEC on May 11, 2010).

3.1	Certificate of Incorporation of Express, Inc. (incorporated by reference to Exhibit 4.1 to Express, Inc.’s registration statement on Form S-8 (File No. 333-168097), filed with the SEC on July 14, 2010 (the “Express S-8”)).

3.2	Bylaws of Express, Inc. (incorporated by reference to Exhibit 4.2 to the Express S-8).

4.1	Specimen Common Stock Certificate (incorporate by reference to Exhibit 4.1 to the Express S-1, filed with the SEC on April 30, 2010.)

4.2	Indenture, dated March 5, 2010, among Express, LLC, Express Finance Corp., the Guarantors and U.S. National Bank Association, as trustee (incorporated by reference to Exhibit 4.2 to the Express S-1, filed with the SEC on March 25, 2010).

4.3	Registration Rights Agreement, by and among Express, LLC, Express Finance Corp., Express Parent LLC, Express GC, LLC and Banc of America Securities LLC, Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated (incorporated by reference to the Express S-1, filed with the SEC on March 25, 2010).

4.4	Form of Registration Agreement between Express, Inc. and the other signatories thereto (incorporated by reference to Exhibit 4.4 to the Express S-1, filed with the SEC on April 30, 2010).

4.5	Form of Stockholders Agreement by and among Express Inc., Multi-Channel Retail Holding LLC—Series G, Limited Brands Store Operations, Inc. and EXP Investments, Inc. (incorporated by reference to Exhibit 4.5 to the Express S-1, filed with the SEC on April 30, 2010).

10.1	Asset-Based Loan Credit Agreement, dated as of July 6, 2007, among Express Holding, LLC, as Parent, Express, LLC, as Borrower, the Initial Lenders, the Initial Issuing Bank, the Swing Line Bank, Wells Fargo Retail Finance, LLC, as Administrative Agent and Collateral Agent, Morgan Stanley Senior Funding, Inc., as Syndication Agent, The CIT Group/Business Credit, Inc. and Wachovia Capital Finance Corporation (Central), as Co-Documentation Agents, and Morgan Stanley Senior Funding, Inc., as Sole Lead Arranger and Sole Bookrunner (“Asset-Based Loan Credit Agreement”) (incorporated by reference to Exhibit 10.1 to the Express S-1, filed with the SEC on March 25, 2010).

10.2	Amendment No. 1 to Asset-Based Loan Credit Agreement, dated as of June 3, 2008 (incorporated by reference to Exhibit 10.2 to the Express S-1, filed with the SEC on February 16, 2010).

10.3	Amendment No. 2 to Asset-Based Loan Credit Agreement, dated as of February 5, 2010 (incorporated by reference to Exhibit 10.3 to the Express S-1, filed with the SEC on March 25, 2010).

10.4	Term Loan Credit Agreement, dated as of July 6, 2007, among Express Holding, LLC, as Parent, Express, LLC, as Borrower, the Initial Lenders, Morgan Stanley & Co. Incorporated, as Collateral Agent, and Morgan Stanley Senior Funding, Inc., as Administrative Agent, Syndication Agent, Sole Lead Arranger and Sole Bookrunner (“Term Loan Credit Agreement”) (incorporated by reference to Exhibit 10.4 to the Express S-1 filed with the SEC on February 16, 2010).

10.5	Amendment to Term Loan Credit Agreement, dated as of February 5, 2010 (incorporated by reference to the Express S-1, filed with the SEC on March 25, 2010).

10.6	Credit Agreement, dated as of June 26, 2008, among Express Topco LLC, as Borrower, the Lenders party thereto and KKR SCF Loan Administration, LLC, as Administrative Agent (“Topco Credit Agreement”) (incorporated by reference to Exhibit 10.6 to the Express S-1, filed with the SEC on March 25, 2010).

10.7	Amendment to Topco Credit Agreement, dated as of February 5, 2010 (incorporated by reference to Exhibit 10.7 to the Express S-1, filed with the SEC on March 25, 2010).

10.8	Amendment No. 2 to Topco Credit Agreement, dated as of April 26, 2010 (incorporated by reference to Exhibit 10.25 to the Express S-1, filed with the SEC on April 30, 2010).

10.9+	Employment Agreement, dated as of February 12, 2010, by and among Express, LLC, Express Parent LLC and Michael A. Weiss (incorporated by reference to Exhibit 10.8 to the Express S-1, filed with the SEC on March 25, 2010).

10.10+	Amendment No. 1 to Employment Agreement, dated as of April 14, 2010, by and among Express, LLC, Express Parent LLC and Michael A. Weiss (incorporated by reference to Exhibit 10.21 to the Express S-1, filed with the SEC on April 19, 2010).

10.11+	Form of Employment Agreement (incorporated by reference to Exhibit 10.9 to the Express S-1, filed with the SEC on March 25, 2010).

10.12+	Express, Inc. 2010 Incentive Compensation Plan (incorporated by reference to Exhibit 10.10 to the Express S-1, filed with the SEC on April 30, 2010).

10.13+	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Express S-1, filed with the SEC on April 30, 2010).

10.14+	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.17 to the Express S-1, filed with the SEC on April 30, 2010).

10.15+	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.18 to the Express S-1, filed with the SEC on April 30, 2010).

10.16+	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.19 to the Express S-1, filed with the SEC on April 30, 2010).

10.17+	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.13 to the Express S-1, filed with the SEC on April 30, 2010).

10.18	Master Sublease, dated as of July 6, 2007, between Limited Brands, Inc. and Express, LLC (incorporated by reference to Exhibit 10.12 to the Express S-1, filed with the SEC on April 30, 2010).

10.19	Store Leases Agreement, dated as of July 6, 2007, by and among Limited Stores, LLC, Bath & Body Works, LLC, Victoria’s Secret Stores, LLC, Diva US, LLC, Express, LLC and Limited Brands, Inc. (incorporated by reference to Exhibit 10.14 to the Express S-1, filed with the SEC on February 16, 2010).

10.20	Logistics Services Agreement, dated October 5, 2009, by and between Express, LLC and Limited Logistics Services, Inc. (incorporated by reference to Exhibit 10.15 to the Express S-1, filed with the SEC on February 16, 2010).

10.21	Exchange Agreement, dated June 26, 2008, by and among Express Parent LLC, Express Topco LLC, Express Holding, LLC and the securityholders listed thereto (incorporated by reference to Exhibit 10.16 to the Express S-1, filed with the SEC on February 16, 2010).

10.22	Amended and Restated Services Agreement, dated as of April 8, 2010, between Express, Inc. and Limited Brands, Inc. (incorporated by reference to Exhibit 10.20 to the Express S-1, filed with the SEC on April 14, 2010)

10.23	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.22 to the Express S-1, filed with the SEC on April 30, 2010).

10.24	Form of Letter Agreement by and among Limited Brands, Inc., Express, Inc., Express Topco LLC, Express Holding, LLC, Express, LLC, Express Finance Corp. and Express GC, LLC (incorporated by reference to Exhibit 10.23 to the Express S-1, filed with the SEC on April 30, 2010).

10.25	Form of Letter Agreement by and among Golden Gate Private Equity, Inc., Express, Inc., Express Topco LLC, Express Holding, LLC, Express, LLC, Express Finance Corp. and Express GC, LLC (incorporated by reference to Exhibit 10.24 to the Express S-1, filed with the SEC on April 30, 2010).

10.26	Letter Agreement, dated as of April 28, 2010, between Michael F. Devine, III and Express Parent LLC (incorporated by reference to Exhibit 10.26 to the Express S-1, filed with the SEC on April 30, 2010).

10.27	Letter Agreement, dated as of July 23, 2010, between Mylle H. Mangum and Express, Inc. (incorporated by reference to Exhibit 10.1 to Express, Inc.’s Current Report on Form 8-K, filed with the SEC on August 3, 2010 (File No. 011-34742)).

10.28	Express Parent LLC Limited Liability Company Agreement, dated as of June 26, 2008 (incorporated by reference to Exhibit 4.6 to the Express S-1, filed with the SEC on May 11, 2010).

21.1*	List of subsidiaries of registrant

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Financial Officer and Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.

(b)	Exhibits

The exhibits to this report are listed in section (a)(3) of Item 15 above.

(c)	Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 22, 2011	EXPRESS, INC.

	By:	/s/ MATTHEW C. MOELLERING
Matthew C. Moellering,
Executive Vice President, Chief Administrative Officer, Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 22, 2011	By:	/s/ MICHAEL A. WEISS
Michael A. Weiss,
President and Chief Executive Officer, Director

Date: March 22, 2011	By:	/s/ MICHAEL F. DEVINE, III
Michael F. Devine, III,
Director

Date: March 22, 2011	By:	/s/ DAVID C. DOMINIK
David C. Dominik,
Director

Date: March 22, 2011	By:	/s/ STEFAN L. KALUZNY
Stefan L. Kaluzny,
Chairman of the Board

Date: March 22, 2011	By:	/s/ MYLLE H. MANGUM
Mylle H. Mangum,
Director

EXHIBIT INDEX

Exhibit No.	Document

21.1	List of subsidiaries of registrant

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer and Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002