Form 10-Q
period 2011-04-30
EXPRESS, INC.
filed 2011-06-03
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______ TO ______
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock was 88,693,706 as of May 31, 2011.

FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	changes in consumer spending and general economic conditions;

•	our ability to identify and respond to new and changing fashion trends, customer preferences, and other related factors;

•	fluctuations in our sales and results of operations on a seasonal basis and due to a variety of other factors;

•	increased competition from other retailers;

•	the success of the malls and shopping centers in which our stores are located;

•	our dependence upon independent third parties to manufacture all of our merchandise;

•	the availability constraints and price volatility of raw materials used to manufacture our products;

•	interruptions of the flow of our merchandise from international manufacturers causing disruptions in our supply chain;

•	shortages of inventory, delayed shipments to our online customers, and harm to our reputation due to difficulties or shut-down of distribution facilities;

•	our reliance upon independent third-party transportation providers for substantially all of our product shipments;

•	our dependence upon key executive management;

•	our growth strategy, including our international expansion plan;

•	our dependence on a strong brand image;

•	our leasing substantial amounts of space;

•	the failure to find store employees that can effectively operate our stores;

•	our reliance on Limited Brands to provide us with certain key services for our business;

•	our reliance on information systems and any failure, inadequacy, interruption or security failure of those systems;

•	claims made against us resulting in litigation;

•	changes in laws and regulations applicable to our business;

•	our inability to protect our trademarks or other intellectual property rights;

•	our substantial indebtedness and lease obligations;

•	restrictions imposed by our indebtedness on our current and future operations;

•	fluctuations in energy costs;

•	changes in taxation requirements or the results of tax audits;

•	impairment charges on long-lived assets;

•	our failure to maintain adequate internal controls;

•	increased costs as a result of being a public company; and

•	potential conflicts of interest with our principal stockholders.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, it is impossible for us to anticipate all factors that could affect our actual results. For the discussion of these risks and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 29, 2011, filed with the Securities and Exchange Commission (“SEC”) on March 22, 2011. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as otherwise required by law.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	April 30, 2011	January 29, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$180,792	$187,762
Receivables, net	5,519	9,908
Inventories	172,794	185,209
Prepaid minimum rent	22,416	22,284
Other	21,373	22,130
Total current assets	402,894	427,293

PROPERTY AND EQUIPMENT	459,516	448,109
Less: accumulated depreciation	(251,748)	(236,790)
Property and equipment, net	207,768	211,319

TRADENAME/DOMAIN NAME	197,474	197,414
DEFERRED TAX ASSETS	5,513	5,513
OTHER ASSETS	18,697	21,210
Total assets	$832,346	$862,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$74,208	$85,843
Deferred revenue	19,280	25,067
Accrued bonus	5,332	14,268
Accrued expenses	88,232	91,792
Accounts payable and accrued expenses – related parties	68,720	79,865
Total current liabilities	255,772	296,835

LONG-TERM DEBT	341,241	366,157
OTHER LONG-TERM LIABILITIES	68,012	69,595
Total liabilities	665,025	732,587

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY (Note 1):
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 88,736 shares issued at April 30, 2011 and January 29, 2011 and 88,685 shares and 88,696 shares outstanding at April 30, 2011 and January 29, 2011, respectively	887	887
Additional paid-in capital	79,464	77,318
Retained earnings	86,970	51,957
Treasury stock – at average cost; 51 shares and 40 shares at April 30, 2011 and January 29, 2011, respectively	—	—
Total stockholders’ equity	167,321	130,162
Total liabilities and stockholders’ equity	$832,346	$862,749
See notes to unaudited consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
NET SALES	$467,377	$426,462
COST OF GOODS SOLD, BUYING, AND OCCUPANCY COSTS	289,063	269,256
Gross profit	178,314	157,206
OPERATING EXPENSES:
Selling, general, and administrative expenses	109,493	102,910
Other operating (income) expense, net	(602)	3,014
Total operating expenses	108,891	105,924

OPERATING INCOME	69,423	51,282

INTEREST EXPENSE	11,005	20,780
INTEREST INCOME	(3)	(10)
OTHER INCOME, NET	—	(432)
INCOME BEFORE INCOME TAXES	58,421	30,944
INCOME TAX EXPENSE	23,408	383
NET INCOME	$35,013	$30,561

Pro forma income before income taxes (Note 10)		$30,944
Pro forma income tax expense (Note 10)		12,656
Pro forma net income (Note 10)		$18,288

EARNINGS PER SHARE:
Basic	$0.40	$0.40
Diluted	$0.39	$0.39

WEIGHTED AVERAGE SHARES OUTSTANDING (Note 1):
Basic	88,493	76,470
Diluted	88,751	78,142

PRO FORMA EARNINGS PER SHARE (Note 10):
Basic		$0.24
Diluted		$0.23

PRO FORMA WEIGHTED AVERAGE SHARES OUTSTANDING (Note 10):
Basic		76,470
Diluted		78,142
See notes to unaudited consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,013	$30,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,385	17,009
Loss on disposal of property and equipment	33	1,145
Change in fair value of interest rate swap	—	(964)
Share-based compensation	2,146	1,563
Non-cash loss on extinguishment of debt	1,276	4,157
Changes in operating assets and liabilities:
Receivables, net	4,389	2,062
Inventories	12,415	16,129
Accounts payable, deferred revenue, and accrued expenses	(29,210)	(33,008)
Accounts payable and accrued expenses – related parties	(11,145)	(20,209)
Other assets and liabilities	(1,636)	(13,725)
Net cash provided by operating activities	30,666	4,720

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,264)	(13,226)
Purchase of intangible assets	(60)	—
Net cash used in investing activities	(12,324)	(13,226)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Senior Notes	—	246,498
Repayments of long-term debt arrangements	(25,312)	(150,312)
Costs incurred in connection with debt arrangements and Senior Notes	—	(11,986)
Costs incurred in connection with equity offering	—	(2,461)
Repayment of notes receivable	—	5,633
Distributions	—	(230,000)
Net cash used in financing activities	(25,312)	(142,628)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,970)	(151,134)
CASH AND CASH EQUIVALENTS, Beginning of period	187,762	234,404
CASH AND CASH EQUIVALENTS, End of period	$180,792	$83,270
See notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
(unaudited)

1. Description of Business and Basis of Presentation
Business Description
Express is a specialty apparel and accessories retailer of women's and men's merchandise, targeting the 20 to 30 year old customer. Express merchandise is sold through its retail stores and website. As of April 30, 2011, Express operated 591 primarily mall-based stores in the United States and in Puerto Rico. Additionally, the Company earns royalties from seven stores in the Middle East operated through a development agreement ("Development Agreement") with Alshaya Trading Co. ("Alshaya"). Under the Development Agreement, Alshaya operates stores that sell Express-branded apparel and accessories purchased directly from the Company.

Fiscal Year
The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. All references herein to "2011" and "2010" represent the 52-week periods ended January 28, 2012 and January 29, 2011, respectively. All references herein to “the first quarter of 2011” and “the first quarter of 2010” represent the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively.

Basis of Presentation
In connection with the initial public offering of shares ("IPO"), on May 12, 2010, Express Parent LLC ("Express Parent") converted into a Delaware corporation and changed its name from Express Parent LLC to Express, Inc. (the "Company" or "Express"). This conversion was effective May 2, 2010 for tax purposes. In connection with this conversion, all of the equity interests in Express Parent, which consisted of Class L, Class A, and Class C units, were converted into shares of common stock of the Company at a ratio of 0.702, 0.649, and 0.442, respectively. The accounting effects of the recapitalization are reflected retrospectively for all periods presented in the unaudited Consolidated Financial Statements. The aforementioned events are referred to collectively as the Reorganization within these unaudited Consolidated Financial Statements.

Express Parent was formed on June 10, 2008 and acquired all of the outstanding equity interests in Express Topco LLC ("Express Topco") which owns all of the outstanding equity interests in Express Holding LLC ("Express Holding"). Express Holding owns all of the outstanding equity interests in Express, LLC and Express Finance Corp. ("Express Finance"). Express, LLC conducts the operations of the Company and was a division of Limited Brands, Inc. ("Limited Brands") until it was acquired by an affiliate of Golden Gate Private Equity, Inc. ("Golden Gate") in 2007 (the "Golden Gate Acquisition"). Express Finance was formed on January 28, 2010 for the purpose of serving as co-issuer of the the 8 3/4% Senior Notes ("Senior Notes") described in Note 8.

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for 2011. Therefore, these statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended January 29, 2011, included in the Company's Annual Report on Form 10-K, filed with the SEC.

Principles of Consolidation
The unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

2. Segment Reporting

The Company defines an operating segment on the same basis that it uses to evaluate performance internally. The Company has determined that the Chief Executive Officer is its Chief Operating Decision Maker and that there is one operating segment. Therefore, the Company reports results as a single segment, which includes Express brick and mortar retail stores and e-commerce operations.

The following is information regarding the Company's major product classes and sales channels:

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
Classes:	(in thousands)
Apparel	$423,176	$384,983
Accessories and other	39,823	37,731
Other revenue	4,378	3,748
Total net sales	$467,377	$426,462

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
Channels:	(in thousands)
Stores	$425,467	$395,439
E-commerce	37,532	27,275
Other revenue	4,378	3,748
Total net sales	$467,377	$426,462
Other revenue consists primarily of shipping and handling revenue related to e-commerce activity, gift card breakage, and royalties from the Development Agreement.

3. Earnings Per Share

The weighted-average shares used to calculate basic and diluted net income per share for the first quarter of 2010 have been retroactively adjusted based on the Reorganization (see Note 1).
The following table provides a reconciliation between basic and diluted net income per share:

	Thirteen Weeks Ended April 30, 2011			Thirteen Weeks Ended May 1, 2010
(in thousands, except per share amounts)	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic EPS	$35,013	88,493	$0.40	$30,561	76,470	$0.40
Effect of dilutive securities:
Restricted stock, restricted stock units, and stock options	—	258	(0.01)	—	1,672	(0.01)
Diluted EPS	$35,013	88,751	$0.39	$30,561	78,142	$0.39
Stock options and restricted stock units to purchase 2.1 million shares of common stock were not included in the computation of diluted EPS for the thirteen weeks ended April 30, 2011, as to do so would have been anti-dilutive. No potential shares were excluded from the diluted EPS calculation for the thirteen weeks ended May 1, 2010.

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

The following table presents the Company's assets measured at fair value on a recurring basis as of April 30, 2011 and January 29, 2011, respectively, aggregated by level in the fair value hierarchy within which those measurements fall.

	April 30, 2011
	Fair Value Measurements at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
U.S. treasury securities funds	$152,695	$—	$—	$152,695

	January 29, 2011
	Fair Value Measurements at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
U.S. treasury securities funds	$168,929	$—	$—	$168,929
The carrying amounts reflected on the unaudited Consolidated Balance Sheets for cash, cash equivalents, receivables, prepaid expenses, and payables approximated their fair values as of April 30, 2011 and January 29, 2011.

5. Intangible Assets
The significant components of intangible assets are as follows:

	April 30, 2011		January 29, 2011
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(in thousands)
Tradename	$196,144	$—	$196,144	$—
Internet domain name/other	1,330	—	1,270	—
Net favorable lease obligations	19,750	(14,910)	19,750	(14,449)
Credit card relationships & customer lists	4,766	(4,586)	4,766	(4,317)
	$221,990	$(19,496)	$221,930	$(18,766)
The Company's tradename and internet domain name have indefinite lives. Net favorable lease obligations, credit card relationships, and customer lists have finite lives and are amortized over a period of up to seven years, four years, and two years, respectively, and are included in other assets on the unaudited Consolidated Balance Sheets. Amortization expense totaled $0.7 million and $1.0 million for the first quarter of 2011 and first quarter of 2010, respectively.

6. Related Party Transactions
Transactions with Limited Brands
The Company incurred charges from affiliates of Limited Brands, including Mast Global Logistics ("Mast"), for various transaction services, including home office rent, that are included in selling, general, and administrative expenses. The costs of merchandise sourcing services and logistics services, including distribution center rent, provided by Mast are included in cost of goods sold, buying, and occupancy costs. The amounts included in the unaudited Consolidated Statements of Income are as follows:

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
	(in thousands)
Transaction and Logistics Services	$12,006	$16,181
Merchandise Sourcing	$88,513	$86,834
The Company’s outstanding liability related to transaction services and merchandise sourcing provided by Limited Brands, including Mast, included in accounts payable and accrued expenses – related parties on the unaudited Consolidated Balance Sheets, was as follows:

	April 30, 2011	January 29, 2011
	(in thousands)
Transaction and Logistics Services	$7,892	$8,563
Merchandise Sourcing	$58,671	$68,255
As part of their home office lease with an affiliate of Limited Brands, the Company is entitled to a construction allowance of $8.0 million. As of April 30, 2011, approximately $6.5 million of costs have been incurred against the $8.0 million construction allowance. The construction allowance and related leasehold improvements have been recorded on the unaudited Consolidated Balance Sheets and are considered non-cash transactions for purposes of the unaudited Consolidated Statements of Cash Flows.
The Company is party to a store leases agreement which provides for the sublease (with the Company as either the subtenant or sublandlord party) of certain retail space shared by Limited Brands or one of its affiliates and the Company. Depending on whether the Company or an affiliate of Limited Brands is the tenant under the applicable lease agreement, either the Company or an affiliate of Limited Brands is primarily responsible for the obligations under the applicable lease. As of April 30, 2011 and January 29, 2011, the Company's net receivable balance related to these subleases was $0.3 million.
Furthermore, under the Limited Liability Company Agreement of Express Parent ("LLC Agreement"), Limited Brands was entitled to receive a cash payment at the same time payments were made under an advisory agreement with Golden Gate ("Advisory Agreement") equal to the product of (i) the amount of the fees actually paid in cash under the Advisory Agreement and (ii) the quotient of the number of units held by Limited Brands over the number of units held by Golden Gate at the time of payment of such Advisory Agreement fees. Effective May 12, 2010, the LLC Agreement, including the advisory arrangement with Limited Brands, was terminated in connection with the Company’s conversion to a corporation and IPO. The Company paid Limited Brands a one-time termination fee of $3.3 million in the second quarter of 2010 in connection with the termination of the LLC Agreement.
The Company incurred the following charges from Limited Brands related to advisory fees and the termination of the LLC Agreement. These charges are included in other operating expense, net, in the unaudited Consolidated Statements of Income:

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
	(in thousands)
Limited Brands LLC Agreement Fee	$—	$755
As a result of the termination of the LLC Agreement, the Company had no financial obligation to Limited Brands related to this agreement as of April 30, 2011 or January 29, 2011.
Transactions with Golden Gate
In connection with the Golden Gate Acquisition, the Company entered into an Advisory Agreement with Golden Gate that was originally scheduled to expire in July 2017. In exchange for on-going consulting and management advisory services provided by Golden Gate, the Company paid Golden Gate an annual management fee equal to the greater of (i) $2.0 million per fiscal year or (ii) 3% of adjusted EBITDA of Express Holding. Additionally, the Company reimbursed Golden Gate for reasonable out-of-pocket expenses incurred as a result of providing on-going advisory services. Effective May 12, 2010, the Advisory Agreement was terminated in connection with the Company’s conversion to a corporation and IPO. The Company paid Golden Gate a one-time termination fee of $10.0 million in the second quarter of 2010 in connection with the termination of the Advisory Agreement.

The Company incurred the following charges from Golden Gate related to advisory fees, out-of-pocket expenses and the termination of the Advisory Agreement. These charges are included in other operating expense, net in the unaudited Consolidated Statements of Income:

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
	(in thousands)
Advisory fees and out-of-pocket expenses	$—	$2,275
As a result of the termination of the Advisory Agreement, the Company had no financial obligation to Golden Gate related to this agreement as of April 30, 2011 or January 29, 2011.
Transactions with Other Golden Gate Affiliates
The Company also transacts with affiliates of Golden Gate for e-commerce warehouse and fulfillment services, software license purchases, and consulting and software maintenance services. The Company incurred the following charges, included in selling, general, and administrative expenses in the unaudited Consolidated Statements of Income:

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
	(in thousands)
E-commerce warehouse and fulfillment	$6,906	$3,624
Software licenses and maintenance and consulting	$118	$65
On March 25, 2010, the Company elected to prepay its e-commerce service provider, a Golden Gate affiliate, $10.2 million for services from April 2010 through January 2011 in exchange for a discount on those services. This prepaid amount was expensed as services were rendered with $1.0 million being included in selling, general, and administrative expenses in the first quarter of 2010. The prepaid balance related to this Golden Gate affiliate was fully amortized as of January 29, 2011.
The Company’s outstanding liability to other Golden Gate affiliates, included in accounts payable and accrued expenses - related parties on the unaudited Consolidated Balance Sheets, was $2.2 million and $3.0 million as of April 30, 2011 and January 29, 2011, respectively.
In December 2009, the Company began providing real estate services to multiple Golden Gate affiliates. Income recognized for these services during the first quarter of 2011 was $0.1 million. Minimal income was recognized during the first quarter of 2010 for these services. The Company's receivable balance related to these services was $0.1 million as of April 30, 2011 and January 29, 2011.
As part of the prepayment in full of the 14.5% Topco Term C Loan ("Term C Loan") in February 2010, an affiliate of Golden Gate received a payment consisting of $50.0 million of principal, $0.6 million of interest, and a $1.0 million prepayment penalty. As part of the prepayment in full of the 13.5% Topco Term B Loan ("Term B Loan") in May 2010, an affiliate of Golden Gate received a payment consisting of $58.3 million of principal, $2.1 million of interest, and a $3.5 million prepayment penalty. Total interest expense on the Term C Loan and Term B Loan, collectively referred to as the "Topco Credit Facility", attributed to Golden Gate affiliates was $2.4 million during the first quarter of 2010. The Company did not incur any interest expense under the Topco Credit Facility in the first quarter of 2011 due to having no amounts outstanding.
Prior to the repurchase of $25.0 million of Senior Notes in the first quarter of 2011 described in Note 8, an affiliate of Golden Gate owned $50.0 million in face value of the Senior Notes. Interest expense incurred on the Senior Notes attributable to a Golden Gate affiliate was $0.9 million and $0.7 million during the first quarter of 2011 and 2010, respectively.

7. Income Taxes

Prior to May 2, 2010, the Company was a partnership for federal income tax purposes, and therefore had not been subject to federal and state income tax (subject to exception in a limited number of state and local jurisdictions). On May 12, 2010, the Company elected to be treated as a corporation under Subchapter C of Chapter 1 of the United States Internal Revenue Code, effective May 2, 2010, and was therefore subject to federal and state tax expense beginning May 2, 2010.

The Reorganization, for tax purposes, was deemed a contribution by Express Parent of its assets and liabilities to the Company, followed by the liquidation of Express Parent. The Reorganization resulted in a taxable gain to Express Parent. Except in those few jurisdictions where Express Parent was taxed directly, the taxable gain flowed through to the members due to Express Parent's partnership tax treatment. The taxable gain correspondingly increased the tax basis in the assets acquired by the Company in the Reorganization. Also, as a result of the Reorganization, the Company had a liability due to a management holding company totaling $0.8 million as of January 29, 2011. The Company settled this liability by making a final cash payment during the first quarter of 2011. Additionally, as a result of the Reorganization, as of April 30, 2011, the Company had a net liability of $3.0 million comprised of a $4.1 million gross liability payable to a Golden Gate entity and a $1.1 million gross receivable due from taxing authorities.

The provision for income taxes is based on a current estimate of the annual effective tax rate adjusted to reflect the impact of discrete items.  Significant management judgment is required in projecting ordinary income (loss) in order to determine the Company's estimated effective tax rate.  The effective tax rate for the first quarter of 2011 was 40.1% compared to 1.2% for the first quarter 2010.  The increase in the effective tax rate is primarily a result of the Company's conversion to a corporation in connection with its IPO in the second quarter of 2010.

The Company recorded a valuation allowance against the deferred tax assets arising from the net operating loss of foreign subsidiaries.  As of April 30, 2011 and January 29, 2011, the valuation allowance was approximately $0.1 million.  No other valuation allowances have been provided for deferred tax assets because management believes that it is more-likely-than-not that the full amount of the net deferred tax assets will be realized in the future.
The Company does not expect material adjustments to the total amount of unrecognized tax benefits within the next twelve months, but the outcome of tax matters is uncertain and unforeseen results can occur.

8. Debt
Borrowings outstanding consisted of the following:

	April 30, 2011	January 29, 2011
	(in thousands)
Opco Term Loan	$120,313	$120,625
8 3/4% Senior Notes	225,000	250,000
Debt discount on Senior Notes	(2,822)	(3,218)
Total debt	342,491	367,407
Short term portion of debt	(1,250)	(1,250)
Total long-term debt	$341,241	$366,157
As of April 30, 2011, there were no borrowings outstanding and approximately $150.6 million available under the $200.0 million secured Asset-Based Loan Credit Agreement (the "Opco Revolving Credit Facility").
Senior Notes
On March 5, 2010, Express and Express Finance co-issued, in a private placement, $250.0 million of 8 3/4% Senior Notes due 2018 at an offering price of 98.599% of the face value. An affiliate of Golden Gate purchased $50.0 million of Senior Notes in the offering, of which $25.0 million was repurchased by the Company in an open market transaction in the first quarter of 2011.
In connection with the Senior Notes offering, the Company entered into a registration rights agreement, which required the Company to use commercially reasonable efforts to register notes having substantially identical terms as the Senior Notes with the SEC. On September 27, 2010, the Company exchanged $200.0 million of the unregistered Senior Notes for registered Senior Notes having substantially identical terms as the unregistered Senior Notes. The Company intends to register the remaining $25.0 million of unregistered Senior Notes held by a Golden Gate affiliate in accordance with the agreement.
Loss on Extinguishment
In connection with the repurchase of the Senior Notes in the first quarter of 2011, the Company recognized a loss on extinguishment of debt of $3.5 million. This amount consisted of a $2.2 million premium on repurchase, a $1.0 million write-off of unamortized debt issuance costs, and a $0.3 million write-off of unamortized discount. The loss on extinguishment of debt was recorded as interest expense in the unaudited Consolidated Statements of Income. The $1.3 million write-off of unamortized debt issuance costs and unamortized discount represents a non-cash adjustment to reconcile net income to net cash provided by operating activities within the unaudited Consolidated Statements of Cash Flows.
Fair Value of Debt
The fair value of the $125.0 million variable rate term loan ("Opco Term Loan") was estimated using quoted market prices for similar debt issues. The fair value of the Senior Notes was estimated using quoted market prices. As of April 30, 2011, the estimated fair value of the Opco Term Loan and Senior Notes was $131.4 million and $246.7 million, respectively.
Letters of Credit
The Company periodically enters into various trade letters of credit ("trade LCs") in favor of certain vendors to secure merchandise. These trade LCs are issued for a defined period of time, for specific shipments, and generally expire three weeks after the merchandise shipment date. As of April 30, 2011 and January 29, 2011, there were no outstanding trade LCs. Additionally, the Company enters into stand-by letters of credit ("stand-by LCs") on an as-need basis to secure merchandise and fund other general and administrative costs. As of April 30, 2011 and January 29, 2011, outstanding stand-by LCs totaled $1.8 million.

9. Share-Based Compensation

The following summarizes our share-based compensation expense:

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
	(in thousands)
Restricted shares	$83	$1,563
Stock options	1,424	—
Restricted stock units	639	—
Total share-based compensation	$2,146	$1,563

During the first quarter of 2011, the Company granted 1.3 million stock options and 0.6 million restricted stock units. The aggregate fair value of these awards was $24.6 million and will be recognized over the respective vesting periods of the awards, which range from 3 to 4 years.

10. Pro forma Information
The pro forma net income applied in computing the pro forma EPS for the first quarter of 2010 is based on the Company’s historical net income as adjusted to reflect the Company’s conversion to a corporation as if it had occurred as of the beginning of 2010. In connection with the conversion, effective May 2, 2010, the Company became taxed as a corporation. The Company was previously treated as a partnership for tax purposes, and therefore generally not subject to federal income tax. The pro forma net income includes adjustments for income tax expense as if the Company had been a corporation at an assumed combined federal, state, and local income tax rate of 40.9% for the first quarter of 2010.

11. Commitments and Contingencies

Express was named as a defendant in a purported class action lawsuit action alleging various California state labor law violations. The complaint was originally filed on February 18, 2009, and amended complaints were filed on March 18, 2009 and April 5, 2010. To avoid the expense and uncertainty of further litigation with respect to this matter, on March 31, 2011, the Company entered into a settlement agreement to resolve all claims of plaintiff and other similarly situated class members that were asserted or could have been asserted based on the factual allegations in the final amended complaint for the case. The settlement was approved by the court on April 25, 2011. Under the terms of the settlement, the Company will make up to a total of $4.0 million available to pay (i) current California employees who worked during the period commencing January 1, 2007 and ending on April 25, 2011, (ii) former California employees who worked during the class period and submit valid claims, and (iii) certain legal fees and expenses on behalf of the plaintiff and the class.  After deducting legal fees and expenses from the $4.0 settlement amount, the proposed settlement will require the Company to pay at least 55% of the remaining amount to class members, irrespective of how many valid claims are submitted.  Our unaudited Consolidated Balance Sheet as of April 30, 2011 includes a reserve for our best estimate of the amount the Company will be required to pay under the terms of the settlement.  If the number of former employees submitting valid claims differs from the Company's expectations, then the amount of the reserve may increase or decrease. The amount of any such change is not expected to have a material adverse effect on the Company's results of operations or financial condition.

The Company is subject to various other claims and contingencies arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company's results of operations, financial condition, or cash flows.

12. Guarantor Subsidiaries
On March 5, 2010, Express, LLC and Express Finance (the “Subsidiary Issuers”), both wholly-owned indirect subsidiaries of the Company, issued $250.0 million of 8 3/4% Senior Notes. The Company (“Guarantor”) and certain of the Company’s indirect wholly-owned subsidiaries (“Guarantor Subsidiaries”) have fully and unconditionally guaranteed, on a joint and several basis, the Company’s obligations under the Senior Notes. The following consolidating schedules present the condensed financial information on a combined basis.
EXPRESS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Amounts in thousands)
(Unaudited)

	April 30, 2011
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$1,467	$179,325	$—	$—	$—	$180,792
Receivables, net	—	5,519	—	—	—	5,519
Inventories	—	172,794	—	—	—	172,794
Prepaid minimum rent	—	22,416	—	—	—	22,416
Intercompany receivable	—	—	20,326	—	(20,326)	—
Other	66	21,307	—	—	—	21,373
Total current assets	1,533	401,361	20,326	—	(20,326)	402,894
Property and equipment, net	—	207,768	—	—	—	207,768
Tradename/domain name	—	197,474	—	—	—	197,474
Investment in subsidiary	164,403	3,218	—	158,900	(326,521)	—
Deferred tax asset	968	3,652	—	893	—	5,513
Other assets	—	18,697	—	—	—	18,697
Total assets	$166,904	$832,170	$20,326	$159,793	$(346,847)	$832,346
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$74,208	$—	$—	$—	$74,208
Deferred revenue	—	2,172	17,108	—	—	19,280
Accrued bonus	—	5,332	—	—		5,332
Accrued expenses	(577)	93,744	—	(4,935)	—	88,232
Accounts payable and accrued expenses—related parties	—	68,720	—	—	—	68,720
Intercompany payable	—	20,001	—	325	(20,326)	—
Total current liabilities	(577)	264,177	17,108	(4,610)	(20,326)	255,772
Long-term debt	—	341,241	—	—	—	341,241
Other long-term liabilities	160	67,852	—	—	—	68,012
Total liabilities	(417)	673,270	17,108	(4,610)	(20,326)	665,025
Commitments and Contingencies (Note 11)
Total stockholders’ equity	167,321	158,900	3,218	164,403	(326,521)	167,321
Total liabilities and stockholders’ equity	$166,904	$832,170	$20,326	$159,793	$(346,847)	$832,346

12. Guarantor Subsidiaries (continued)

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
Commitments and Contingencies (Note 11)
Total stockholders’ equity	130,162	121,757	3,147	127,260	(252,164)	130,162
Total liabilities and stockholders’ equity	$129,875	$862,388	$26,029	$122,961	$(278,504)	$862,749

12. Guarantor Subsidiaries (continued)

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(Amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended April 30, 2011
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$467,377	$—	$—	$—	$467,377
Cost of goods sold, buying, and occupancy costs	—	289,063	—	—	—	289,063
Gross profit	—	178,314	—	—	—	178,314
Selling, general, and administrative expenses	698	108,865	(70)	—	—	109,493
Other operating (income) expense, net	—	(602)	—	—	—	(602)
Operating income (loss)	(698)	70,051	70	—	—	69,423
Interest expense	—	11,005	—	—	—	11,005
Interest income	—	(3)	—	—	—	(3)
(Income) loss in subsidiary	(35,714)	(70)	—	(35,714)	71,498	—
Income (loss) before income taxes	35,016	59,119	70	35,714	(71,498)	58,421
Income tax expense	3	23,405	—	—	—	23,408
Net income (loss)	$35,013	$35,714	$70	$35,714	$(71,498)	$35,013
EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended May 1, 2010
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$426,462	$—	$—	$—	$426,462
Cost of goods sold, buying, and occupancy costs	—	269,256	—	—	—	269,256
Gross profit	—	157,206	—	—	—	157,206
Selling, general, and administrative expenses	1,475	101,494	(78)	19	—	102,910
Other operating (income) expense, net	—	3,014	—	—	—	3,014
Operating income (loss)	(1,475)	52,698	78	(19)	—	51,282
Interest expense	—	6,364	—	14,416	—	20,780
Interest income	—	(10)	—	—	—	(10)
(Income) loss in subsidiary	(32,036)	(78)	—	(46,366)	78,480	—
Other income, net	—	(432)	—	—	—	(432)
Income (loss) before income taxes	30,561	46,854	78	31,931	(78,480)	30,944
Income tax expense (benefit)	—	488	—	(105)	—	383
Net income (loss)	$30,561	$46,366	$78	$32,036	$(78,480)	$30,561

12. Guarantor Subsidiaries (continued)

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended April 30, 2011
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Operating Activities
Net cash provided by (used in) operating activities	$(180)	$30,846	$—	$—	$—	$30,666
Investing Activities
Capital expenditures	—	(12,264)	—	—	—	(12,264)
Purchase of intangible assets	—	(60)	—	—	—	(60)
Net cash provided by (used in) investing activities	—	(12,324)	—	—	—	(12,324)
Financing Activities
Repayments of long-term debt arrangements	—	(25,312)	—	—	—	(25,312)
Net cash provided by (used in) financing activities	—	(25,312)	—	—	—	(25,312)
Net increase (decrease) in cash and cash equivalents	(180)	(6,790)	—	—	—	(6,970)
Cash and cash equivalents, beginning of period	1,647	186,115	—	—	—	187,762
Cash and cash equivalents, end of period	$1,467	$179,325	$—	$—	$—	$180,792

12. Guarantor Subsidiaries (continued)

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended May 1, 2010
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Operating Activities
Net cash provided by (used in) operating activities	$2,461	$22,853	$—	$(20,594)	$—	$4,720
Investing Activities
Capital expenditures	—	(13,226)	—	—	—	(13,226)
Investment in subsidiary	(5,633)	—	—	(5,633)	11,266	—
Dividends received	230,000	—	—	401,154	(631,154)	—
Net cash provided by (used in) investing activities	224,367	(13,226)	—	395,521	(619,888)	(13,226)
Financing Activities
Borrowings under Senior Notes	—	246,498	—	—	—	246,498
Repayments of long term debt arrangements	—	(312)	—	(150,000)	—	(150,312)
Costs incurred in connection with debt arrangements and Senior Notes	—	(11,426)	—	(560)	—	(11,986)
Costs incurred in connection with equity offering	(2,461)	—	—	—	—	(2,461)
Equity contributions	5,633	—	—	5,633	(11,266)	—
Repayment of notes receivable	—	5,633	—	—	—	5,633
Distributions	(230,000)	(401,154)	—	(230,000)	631,154	(230,000)
Net cash provided by (used in) financing activities	(226,828)	(160,761)	—	(374,927)	619,888	(142,628)
Net decrease in cash and cash equivalents	—	(151,134)	—	—	—	(151,134)
Cash and cash equivalents, beginning of period	192	234,212	—	—	—	234,404
Cash and cash equivalents, end of period	$192	$83,078	$—	$—	$—	$83,270

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended January 29, 2011 and our unaudited consolidated financial statements and the related notes included in Item 1 of this Quarterly Report. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors. See “Forward-Looking Statements.”

Overview
Express is a nationally recognized specialty apparel and accessory retailer offering both women's and men's merchandise. With over 30 years of experience offering a distinct combination of style and quality at an attractive value, we believe we are a core shopping destination for our customers, and that we have developed strong brand awareness and credibility with them. We target an attractive and growing demographic of women and men between 20 and 30 years old. We offer our customers an edited assortment of fashionable apparel and accessories to address fashion needs across multiple aspects of their lifestyles, including work, casual, jeanswear, and going-out occasions.

We experienced strong momentum in the fourth quarter of 2010 and continued that momentum into the first quarter of 2011. We attribute our success to the continued focus on and refinement of our four growth pillars, which include improved productivity of our retail stores, the opening of 4 new stores, e-commerce growth, and international expansion. In addition, we continue to invest in brand-building initiatives, which we believe have resulted in increased brand awareness among our target customers. In the first quarter of 2011, we experienced sales growth of 10% and an increase in comparable sales of 8% compared to the first quarter of 2010. The comparable sales increase in 2011 was on top of a comparable sales increase of 14% in 2010. Additionally, we achieved a 130 basis point expansion in gross margin and an $18.1 million, or 35%, increase in operating income compared to the first quarter of 2010. We believe that the ongoing execution of our go-to-market strategy played a key role in the continued positive trend in our comparable sales and increased productivity in our stores. This strategy involves the testing of a significant portion of our inventory in selected stores prior to introducing merchandise to the entire chain and is designed to allow us to aggressively chase into winning trends through data-driven decision making. While our results through the first quarter are positive, these results are not necessarily indicative of the results to be expected for the remainder of the year and could be affected by a number of factors that are outside our control, particularly the overall economic conditions in the United States, the cost of materials and production, and the actions of our competitors.
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures. These key measures include net sales, comparable sales and other individual store performance factors, gross profit and selling, general, and administrative expenses. We also review other metrics such as EBITDA, Adjusted EBITDA, and Adjusted Net Income.
Net Sales. Net sales reflects revenues from the sale of our merchandise, less returns and discounts, as well as shipping and handling revenue related to e-commerce, gift card breakage, and royalties earned from the Development Agreement with Alshaya.
Comparable Sales and Other Individual Store Performance Factors. Comparable sales are calculated based upon stores that were open at least thirteen full months as of the end of the reporting period and include e-commerce sales. A store with a square footage change of more than 20% due to remodel or relocation activities is not considered a comparable store for its first year following its reopening. As we continue to increase our store count, we expect that non-comparable sales will begin to contribute more to our total net sales than they currently do. We also review sales per gross square foot, average unit retail price, units per transaction, dollars per transaction, traffic, and conversion, among other things, to evaluate the performance of individual stores. We also review sales per gross square foot on a company-wide basis.
Gross Profit. Gross profit is equal to net sales minus cost of goods sold, buying, and occupancy costs. Gross margin measures gross profit as a percentage of net sales. Cost of goods sold, buying, and occupancy costs includes the direct cost of purchased merchandise, inventory shrinkage, inventory adjustments, inbound freight to our distribution center, outbound freight to get merchandise from our distribution center to stores, merchandising, design, planning and allocation and manufacturing/production costs, occupancy costs related to store operations (such as rent and common area maintenance, utilities, and depreciation on assets), and all logistics costs associated with our e-commerce business.

 Our cost of goods sold, buying, and occupancy costs increase in higher volume quarters because the direct cost of purchased merchandise is tied to sales. Buying and occupancy costs are largely fixed and do not necessarily increase as volume increases. Changes in the mix of our products, such as changes in the proportion of accessories, which are higher margin, may also impact our overall cost of goods sold, buying, and occupancy costs. We review our inventory levels on an on-going basis in order to identify slow-moving merchandise and generally use markdowns to clear such merchandise. The timing and level of markdowns are driven primarily by seasonality and customer acceptance of our merchandise. We use third-party vendors to dispose of marked-out-of-stock merchandise which, in turn, is sold to third-party discounters. The primary drivers of the costs of individual goods are raw materials, labor in the countries where our merchandise is sourced, and logistics costs associated with transporting our merchandise.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses include all operating costs not included in cost of goods sold, buying, and occupancy costs, with the exception of costs such as advisory fees incurred prior to our IPO, proceeds received from insurance claims, and gain/loss on disposal of assets, which are included in other operating (income) expense, net. These costs include payroll and other expenses related to operations at our corporate home office, store expenses other than occupancy, and marketing expenses, which primarily include production, mailing, and print advertising costs. With the exception of store payroll and marketing, these expenses generally do not vary proportionally with net sales. As a result, selling, general, and administrative expenses as a percentage of net sales is usually higher in lower volume quarters and lower in higher volume quarters.
Other Operating (Income)Expense, Net. Other operating (income) expense, net includes proceeds received from insurance claims and gain/loss on disposal of assets. Other operating (income) expense, net also includes advisory fees paid to Golden Gate under the terms of the Advisory Agreement and to Limited Brands under the LLC Agreement for the periods in which these fees were incurred. See Note 6 to our unaudited Consolidated Financial Statements. In connection with the IPO and Reorganization in the second quarter of 2010, the Advisory Agreement and LLC Agreement were terminated effective May 12, 2010. Therefore, we no longer incur costs related to these agreements.

Results of Operations
The First Quarter of 2011 Compared to the First Quarter of 2010
The table below sets forth the various line items in the unaudited Consolidated Statements of Income as a percentage of net sales for the first quarter of 2011 and the first quarter of 2010. Due to seasonal variations in the retail industry, the results of operations for any current period are not necessarily indicative of the results expected for the full year or of future financial results. The seasonality of our operations may also lead to significant fluctuations in certain asset and liability accounts.

	Percentage of Net Sales Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
Net sales	100%	100%
Cost of goods sold, buying, and occupancy costs	62%	63%
Gross profit	38%	37%
Selling, general, and administrative expenses	23%	24%
Other operating (income) expense, net	(0)%	1%
Operating income	15%	12%
Interest expense	2%	5%
Interest income	(0)%	(0)%
Other income, net	—%	(0)%
Income before income taxes	12%	7%
Income tax expense	5%	0%
Net income	7%	7%

Net Sales

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
Net sales (in thousands)	$467,377	$426,462
Comparable sales percentage increase (a)	8%	14%
Net sales per average gross square foot (b)	$83.18	$79.44
Total store square footage at end of period (in thousands) (b)	5,122	4,994
Number of:
Stores open at beginning of period	591	573
New stores	4	7
Closed stores	(4)	(4)
Stores open at end of period	591	576

(a)
Comparable sales are calculated based upon stores that were open at least thirteen full months as of the end of the reporting period and include e-commerce sales. A store with a square footage change of more than 20% is not considered a comparable store for the first year following its reopening.

(b)
Net sales per average gross square foot is determined by dividing net sales (excluding e-commerce sales, shipping and handling revenue, gift card breakage, and royalties) for the period by average gross square feet during the period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.

Net sales increased from $426.5 million in the first quarter of 2010 to $467.4 million in the first quarter of 2011, a 10% increase. Comparable sales increased by $31.6 million, or 8%, in the first quarter of 2011 compared to the first quarter of 2010. The comparable sales growth was driven by an increase in average dollar sales during the period in stores, as well as the continued growth in e-commerce sales. E-commerce sales for the first quarter of 2011 increased by $10.3 million or 38% to $37.5 million and represented 8% of net sales. Other revenue increased $0.6 million in the first quarter of 2011 and totaled $4.4 million compared to other revenue of $3.7 million in the first quarter of 2010, primarily as a result of more shipping and handling revenue related to e-commerce merchandise sales growth.
Gross Profit
The following table shows cost of sales and gross profit in dollars for the stated periods:

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
	(in thousands)
Cost of goods sold, buying, and occupancy costs	$289,063	$269,256
Gross profit	$178,314	$157,206
The 130 basis point improvement in gross margin, or gross profit as a percentage of net sales, for the first quarter of 2011 compared to the first quarter of 2010 primarily reflected leverage of store occupancy costs and more full-priced merchandise sales and increases in average unit retail in certain categories, partially offset by increases in average unit costs. We believe this is driven by the execution of our go-to-market strategy, which is designed to reduce markdowns and inventory risk through increased product testing, more informed inventory buys, and chasing into proven styles.
Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars for the stated periods:

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
	(in thousands)
Selling, general, and administrative expenses	$109,493	$102,910

The $6.6 million increase in selling, general, and administrative expenses in the first quarter of 2011 compared to the first quarter of 2010 was driven by a $3.2 million increase in payroll primarily from additional headcount at home office to support e-commerce and information technology and to support increased sales at stores. Also contributing to the increase was a $2.8 million increase in marketing expense as a result of additional investments in brand building initiatives, including television advertising and increased e-commerce and print advertising to heighten awareness and maximize the strength of our brand.
Other Operating (Income) Expense, Net
The following table shows other operating (income) expense, net in dollars for the stated periods:

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
	(in thousands)
Other operating (income) expense, net	$(602)	$3,014
Other operating (income) expense, net previously consisted primarily of fees paid to Golden Gate and Limited Brands under the Advisory Agreement and LLC Agreement, respectively. The $3.6 million decrease in the first quarter of 2011 compared to the first quarter of 2010 was due primarily to the termination of the Advisory Agreement and LLC Agreement with Golden Gate and Limited Brands, respectively, upon completion of our IPO on May 18, 2010. Other operating (income) expense, net consists of excess insurance proceeds received in the first quarter of 2011.
Interest Expense
The following table shows interest expense in dollars for the stated periods:

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
	(in thousands)
Interest expense	$11,005	$20,780

The $9.8 million decrease in interest expense in the first quarter of 2011 compared to the first quarter of 2010 resulted primarily from the $7.2 million loss on extinguishment of debt associated with the early repayment of the Term C Loan in the first quarter of 2010 and $5.4 million lower interest expense on the Senior Notes at an interest rate of 8 3/4% versus the Term C Loan and Term B Loan at interest rates of 14.5% and 13.5%, respectively, partially offset by the $3.5 million loss on extinguishment of debt associated with the repurchase of $25.0 million of Senior Notes in the first quarter of 2011.
Income Tax Expense
The following table shows income tax expense in dollars for the stated periods:

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
	(in thousands)
Income tax expense	$23,408	$383

The effective tax rate for continuing operations for the first quarter of 2011 was 40.1% compared to 1.2% for the first quarter 2010.  The difference was primarily driven by our conversion from a partnership to a corporation in connection with our IPO in the second quarter of 2010, which went into effect on May 2, 2010 for tax purposes.

On a full year basis, we anticipate our effective tax rate will be approximately 40.3%.  Our effective tax rate is sensitive to the domestic/international profit mix since we have recorded a valuation allowance against deferred tax assets arising from the net operating loss of foreign subsidiaries.

Adjusted Net Income and Adjusted Earnings Per Diluted Share
The following table presents Adjusted Net Income and Adjusted Earnings Per Diluted Share for the stated periods:

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
	(in thousands)
Adjusted Net Income	$37,469	$39,427
Adjusted Earnings Per Diluted Share	$0.42	$0.50

We supplement the reporting of our financial information determined under GAAP with certain non-GAAP financial measures: adjusted net income and adjusted earnings per diluted share. We believe that these non-GAAP measures provide meaningful information to assist shareholders in understanding our financial results and assessing our prospects for future performance. Management believes adjusted net income and adjusted earnings per diluted share are important indicators of our operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results, and provide a baseline for analyzing trends in our underlying business. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported net income and earnings per diluted share. These non-GAAP financial measures reflect an additional way of viewing an aspect of our operations that, when viewed with our GAAP results and the below reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of our business. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not rely on any single financial measure.

The tables below reconcile the non-GAAP financial measures, adjusted net income and adjusted earnings per diluted share, with the most directly comparable GAAP financial measures, reported net income and reported earnings per diluted share.

	Thirteen Weeks Ended April 30, 2011
	Net Income		Earnings per Diluted Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$35,013		$0.39	88,751
Transaction costs (a)	348	*	0.01
Interest expense (b)	2,108	*	0.02
Adjusted Non-GAAP Measure	$37,469		$0.42

(a)	Includes transaction costs primarily related to the 2011 secondary offering.

(b)	Includes premium paid and accelerated amortization of debt issuance costs and debt discount related to the repurchase of $25.0 million of Senior Notes.
* Items were tax affected at our statutory rate of 39.1% for the thirteen weeks ended April 30, 2011.

	Thirteen Weeks Ended May 1, 2010
	Net Income		Earnings per Diluted Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$30,561		$0.39	78,142
Transaction costs (a)	1,795	*	0.02
Interest expense (b)	7,071	*	0.09
Adjusted Non-GAAP Measure	$39,427		$0.50

(a)	Includes transaction costs primarily related to the Senior Notes offering and a portion related to the initial public offering.

(b)	Includes prepayment penalty and accelerated amortization of debt issuance costs and debt discount related to the Term C Loan prepayment.
* Items were tax affected at our statutory rate of 1.2% for the thirteen weeks ended May 1, 2010.

EBITDA and Adjusted EBITDA
The following table presents EBITDA and Adjusted EBITDA for the stated periods:

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
	(in thousands)
EBITDA	$85,939	$67,835
Adjusted EBITDA	$92,209	$76,312
EBITDA and Adjusted EBITDA have been presented in this Quarterly Report on Form 10-Q and are supplemental measures of financial performance that are not required by, or presented in accordance with GAAP. EBITDA is defined as consolidated net income before depreciation and amortization, interest expense (net), including amortization of debt issuance costs and debt discounts and losses on debt extinguishment, and income taxes. Adjusted EBITDA is calculated in accordance with our existing credit agreements and is defined as EBITDA adjusted to exclude the items set forth in the table below.
EBITDA and Adjusted EBITDA are included in this Quarterly Report on Form 10-Q because they are key metrics used by management to assess our operating performance and Adjusted EBITDA is also used by lenders to evaluate our covenant compliance. The Opco Term Loan contains a leverage ratio covenant and the Opco Revolving Credit Facility contains a fixed charge coverage ratio covenant that we must meet if we do not meet the excess availability requirement under the Opco Revolving Credit Facility, and both covenants are calculated based on Adjusted EBITDA. Non-compliance with the financial ratio covenants contained in the Opco Term Loan and the Opco Revolving Credit Facility could result in the acceleration of our obligations to repay all amounts outstanding under those agreements. The applicable interest rates on the Opco Term Loan and the Opco Revolving Credit Facility are also based, in part, on our leverage ratio and excess availability, respectively. In addition, the Opco Term Loan, the Opco Revolving Credit Facility, and the indenture governing the Senior Notes contain covenants that restrict, subject to certain exceptions, our ability to incur additional indebtedness or make restricted payments, such as dividends, based, in some cases, on our ability to meet leverage ratios or fixed charge coverage ratios. Adjusted EBITDA is a material component of these ratios.
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

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
	(in thousands)
Net income	$35,013	$30,561
Depreciation and amortization	16,516	16,111
Interest expense, net (a)	11,002	20,780
Income tax expense	23,408	383
EBITDA	85,939	67,835
Non-cash deductions, losses, charges (b)	2,828	2,707
Non-recurring expenses (c)	—	794
Transaction expenses (d)	—	239
Permitted Advisory Agreement fees and expenses (e)	—	2,275
Non-cash expense related to equity incentives	2,146	1,563
Other adjustments allowable under our existing credit agreements (f)	1,296	899
Adjusted EBITDA	$92,209	$76,312

(a)	Includes interest income and also includes amortization of debt issuance costs, amortization of debt discount, and loss on extinguishment of debt.

(b)
Adjustments made to reflect the net impact of non-cash expense items such as non-cash rent and expense associated with the change in fair value of our interest rate swap in accordance with our debt agreements.

(c)	Primarily includes expenses related to the development of stand-alone information technology systems in connection with our transition to a stand-alone company.

(d)	Represents costs incurred related to items such as the issuance of stock, recapitalizations, and incurrence of permitted indebtedness.

(e)	Includes consulting and management services provided by Golden Gate pursuant to the Advisory Agreement.

(f)	Reflects adjustments permitted under our existing credit agreements, including advisory fees paid to Limited Brands under the LLC Agreement.

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

In the first quarter of 2011, we had the following significant cash transactions outside the normal course of business:

•	We repurchased $25.0 million in face value of Senior Notes on the open market at a price of 108.75, or $27.2 million.

As of April 30, 2011, we had cash and cash equivalents of approximately $180.8 million and $150.6 million of availability under our Opco Revolving Credit Facility.

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

Cash Flow Analysis
A summary of operating, investing, and financing activities are shown in the following table:

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
	(in thousands)
Provided by operating activities	$30,666	$4,720
Used in investing activities	$(12,324)	$(13,226)
Used in financing activities	$(25,312)	$(142,628)
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $30.7 million in the first quarter of 2011 and $4.7 million in the first quarter of 2010. The majority of our operating cash inflows are derived from sales. Our operating cash outflows generally consist of payments to our merchandise vendors (net of vendor allowances), payments to our employees for wages, salaries, and other employee benefits, and payments to our landlords for rent. Operating cash outflows also include payments for income taxes and interest payments on our long-term debt.
The $25.9 million increase in cash provided by operating activities in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to $12.1 million of payments made to Golden Gate and Limited Brands in the first quarter of 2010 related to the Advisory and LLC Agreements and an additional $8.3 million related to an increase in taxes payable due to becoming subject to taxation as a corporation effective May 2, 2010. The remaining change is primarily driven by a $4.5 million increase in net income in the first quarter of 2011 compared to the first quarter of 2010.
 Net Cash Used in Investing Activities
Investing activities consist primarily of capital expenditures for store openings, store maintenance, and non-store maintenance (information technology and expenses associated with operations at our corporate home office).

Net cash used in investing activities decreased $0.9 million to $12.3 million in the first quarter of 2011 compared to $13.2 million in the first quarter of 2010. This decrease was primarily driven by a reduction in capital expenditures as a result of the completion of our information technology transition from LBI in 2010. This decrease was partially offset by capital expenditures, gross of landlord allowances, attributed to the opening of new stores and store remodels of $11.0 million during the first quarter of 2011 compared to $5.0 million during the first quarter of 2010. The remaining capital expenditures primarily relate to information technology, store fixtures, and home office renovations.

For the remainder of 2011 we plan to open 21 to 23 new stores, including 16 in the United States and 5 to 7 in Canada.  We expect capital expenditures for the remainder of 2011 to be approximately $60.0 to $64.0 million, primarily driven by these new store openings. These capital expenditures do not include offsets for landlord allowances, which are expected to be approximately $18.0 to $22.0 million for the remainder of 2011.
Net Cash Used in Financing Activities
Net cash used in financing activities totaled $25.3 million and primarily consisted of the repurchase of $25.0 million of Senior Notes in the first quarter of 2011.

The uses of cash in the first quarter of 2010 primarily consisted of $230.0 million in distributions to equity holders, a $150.0 million repayment of long-term debt for borrowings under the Term C Loan, and $14.4 million in costs related to the Senior Notes offering and IPO. These uses were offset by net proceeds of $246.5 million (net of original issue discount) received from the Senior Notes offering.
For the remainder of 2011 we have $0.9 million of scheduled principal payments due on the Opco Term Loan.
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
 Borrowings under the Opco Revolving Credit Facility bear interest at a rate equal to LIBOR plus an applicable margin rate or the higher of The Wall Street Journal's prime lending rate and 0.50% per annum above the federal funds rate, plus an applicable margin rate. This applicable margin rate is determined based on excess availability as determined by reference to our borrowing base. The applicable margin rate for LIBOR-based advances is 2.25% per annum, or 2.00% if excess availability is $100.0 million or greater, and for base rate-based advances is 1.25% per annum, or 1.00% if excess availability is $100.0 million or greater. The borrowing base components are 90% of credit card receivables plus 85% of the liquidation value of eligible inventory, less certain reserves. We had no borrowings outstanding and $150.6 million available under the Opco Revolving Credit Facility as of April 30, 2011.
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
The Opco Revolving Credit Facility contains customary covenants and restrictions on Express Holding and its subsidiaries' activities, including, but not limited to, limitations on the incurrence of additional indebtedness; liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, and prepayment of other debt; distributions, dividends, and the repurchase of capital stock; transactions with affiliates; the ability to change the nature of our business or our fiscal year; the ability to amend the terms of the Opco Term Loan; and permitted activities of Express Holding. All obligations under the Opco Revolving Credit Facility are guaranteed by Express Holding and its subsidiaries and secured by a lien on substantially all of the assets of Express Holding and its subsidiaries; provided that the liens on certain assets of Express Holding and its subsidiaries shall be junior in priority to the liens securing the Opco Term Loan.
The Opco Revolving Credit Facility requires Express Holding and its subsidiaries to maintain a fixed charge coverage ratio of 1.00 to 1.00 if excess availability plus eligible cash collateral is less than $30.0 million. Our excess availability was $150.6 million as of April 30, 2011. We were not subject to this covenant as of April 30, 2011 because excess availability plus eligible cash collateral was greater than $30.0 million.
Opco Term Loan
On July 6, 2007, we entered into a $125.0 million secured term loan. The proceeds of these borrowings were used to finance, in part, the Golden Gate Acquisition and to pay transaction fees and expenses related to the Golden Gate Acquisition. Borrowings under the Opco Term Loan bear interest at a rate equal to LIBOR plus an applicable margin rate or the higher of The Wall Street Journal's prime lending rate and 0.50% per annum above the federal funds rate, plus an applicable margin rate.  On February 5, 2010, we entered into an amendment to the Opco Term Loan that became effective March 5, 2010 in connection with the Senior Notes offering.
The applicable margin rate is determined by Express Holding's leverage ratio of consolidated debt for borrowed money (net of cash and cash equivalents provided that no more than $75.0 million of cash and cash equivalents may be netted against consolidated debt for borrowed money for this purpose), including amounts drawn under letters of credit and any synthetic debt, to Adjusted EBITDA (“Leverage Ratio”), in effect on the first day of each interest period with respect to LIBOR-based advances and by the Leverage Ratio in effect from time to time with respect to base rate-based advances. The applicable margin rate for LIBOR-based advances is 4.25% per annum, or 4.00% if the Leverage Ratio is less than 1.00 to 1.00, and for base rate-based advances is 3.25% per annum, or 3.00% if the Leverage Ratio is less than 1.00 to 1.00. Additionally, these rates may be further increased by 50 basis points per annum in the event that Express, LLC fails to maintain, at the time of determination, a corporate family rating of B2 or better by Moody's and a corporate credit rating of B or better by S&P. As of April 30, 2011, the interest rate under the Opco Term Loan was 4.57%.
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
The agreement governing the Opco Term Loan requires that annual prepayments of principal be made within five business days after the 120th calendar day following the end of each fiscal year in the amount by which an applicable percentage of “excess cash flow” (as defined in the agreement) that corresponds to Express Holding's Leverage Ratio, exceeds any voluntary prepayments of the Opco Term Loan over the fiscal year.
The Opco Term Loan contains customary covenants and restrictions on Express Holding and its subsidiaries' activities, including, but not limited to, limitations on the incurrence of additional indebtedness; liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, and prepayment of other debt; distributions, dividends, and the repurchase of capital stock; transactions with affiliates; the ability to change the nature of our business or our fiscal year; the ability to amend the terms of the Opco Revolving Credit Facility; and permitted activities of Express Holding. All obligations under the Opco Term Loan are guaranteed by Express Holding and Express, LLC's subsidiaries and secured by a lien on substantially all of the assets of Express Holding and its subsidiaries; provided that the liens on certain assets of Express Holding and its subsidiaries shall be junior in priority to the liens securing the Opco Revolving Credit Facility.
 The Opco Term Loan also requires that Express Holding maintain a Leverage Ratio for the most recently completed reporting period (last 4 consecutive quarters as of the end of each quarter) of not more than 1.75 to 1.00. Express Holding was in compliance with the covenant requirement as of April 30, 2011.
Senior Notes
On March 5, 2010, Express, LLC and Express Finance, as co-issuers, issued, in a private placement, $250.0 million of 8 3/4% Senior Notes due 2018 at an offering price of 98.599% of the face value of the Senior Notes. An affiliate of Golden Gate purchased $50.0 million of Senior Notes in the offering. Interest on the Senior Notes is payable on March 1 and September 1 of each year. A portion of the proceeds from the Senior Notes offering was used to prepay all of the $150.0 million Term C Loan outstanding under the Topco Credit Facility, plus prepayment penalties of $3.0 million and accrued and unpaid interest thereon of $1.9 million. The remaining proceeds, together with cash on hand, were used to make a cash distribution of approximately $230.0 million to our equity holders and pay related fees and expenses, including discounts and commissions to the initial purchasers of the Senior Notes, totaling $15.4 million. In connection with the Senior Notes offering, $10.8 million of costs were capitalized as debt issuance costs within other assets on the unaudited Consolidated Balance Sheets and will be amortized over the 8 year term of the Senior Notes using the effective interest method. Unamortized debt issuance costs outstanding at April 30, 2011 were $8.6 million related to the Senior Notes.

Prior to March 1, 2013, a portion of the Senior Notes may be redeemed at 108.75% of the principal amount plus accrued and unpaid interest with the net proceeds of certain equity offerings. At any time prior to March 1, 2014, the Senior Notes may be redeemed in part or in full at a redemption price equal to 100% of the principal amount plus a make-whole premium, calculated in accordance with the indenture governing the Senior Notes, and accrued and unpaid interest. On or after March 1, 2014, the Senior Notes may be redeemed in part or in full at the following percentages of the outstanding principal amount prepaid: 104.375% prior to March 1, 2015; 102.188% on or after March 1, 2015, but prior to March 1, 2016; and 100% on or after March 1, 2016. In the first quarter of 2011, $25.0 million in face value of the Senior Notes was repurchased on the open market at a price of 108.75. As a result of the repurchase, the holdings of the Golden Gate affiliate were reduced to $25.0 million.

The indenture governing the Senior Notes contains customary covenants and restrictions on the activities of Express, LLC, Express Finance and Express, LLC's restricted subsidiaries, including, but not limited to, the incurrence of additional indebtedness; payment of dividends or distributions in respect of capital stock or certain other restricted payments or investments; entering into agreements that restrict distributions from restricted subsidiaries; the sale or disposal of assets, including capital stock of restricted subsidiaries; transactions with affiliates; the incurrence of liens; and mergers, consolidations or the sale of substantially all of Express, LLC's assets. Certain of these covenants will be suspended if the Senior Notes are assigned an investment grade rating by both S&P and Moody's and no default has occurred or is continuing. If either rating on the Senior Notes should subsequently decline to below investment grade, the suspended covenants will be reinstated.

Contractual Obligations
Other than the repurchase of $25.0 million of our Senior Notes in the first quarter of 2011 as discussed in Note 8, the Company's contractual obligations and other commercial commitments did not change materially between January 29, 2011 and April 30, 2011.  For additional information regarding our contractual obligations as of January 29, 2011, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Seasonality
Our business is seasonal and, historically, we have realized a higher portion of our net sales and net income in the third and fourth quarters due primarily to early Fall selling patterns as well as the impact of the holiday season. Generally, the annual sales split is approximately 45% for the Spring season (first and second quarters) and 55% for the Fall season (third and fourth quarters). Cash requirements are typically higher in the first and third quarters due to inventory-related working capital requirements for early Fall and holiday selling periods. Our business is also subject, at certain times, to calendar shifts, which may occur during key selling periods close to holidays such as Easter, Thanksgiving, and Christmas, and regional fluctuations for events such as sales tax holidays.
Critical Accounting Policies
Management has determined that our most critical accounting policies are those related to revenue recognition, merchandise inventory valuation, long-lived assets valuation, claims and contingencies, income taxes, and share-based payments. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies discussed in our Annual Report on Form 10-K for the year-ended January 29, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
We are subject to interest rate risk in connection with borrowings under our Opco Term Loan. Our Opco Term Loan and Opco Revolving Credit Facility bear interest at variable rates. See "Liquidity and Capital Resources - Credit Facilities" for further information on the calculation of the rates. We did not borrow any amounts under the Opco Revolving Credit Facility during the first quarter of 2011. Borrowings under our Senior Notes bear interest at a fixed rate. For fixed rate debt, interest rate changes affect the fair value of such debt, but do not impact earnings or cash flow.
As of April 30, 2011, the rate on the outstanding balance of our Opco Term Loan was 4.57%. For the first quarter of 2011, a 100 basis point change in interest rates would have increased or decreased interest expense by approximately $1.2 million.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e)) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 30, 2011.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
Information relating to legal proceedings is set forth in Note 11 to our unaudited Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.
Our risk factors as of April 30, 2011 have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended January 29, 2011 ("Annual Report") filed with the SEC on March 22, 2011. The risk factors disclosed in our Annual Report, in addition to the other information set forth in this Quarterly Report, could materially affect our business, financial condition or results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding the purchase of shares of our common stock made by or on behalf of us or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange Act of 1934, during each month of the quarterly period ended April 30, 2011 :

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs (2)
January 30, 2011 - February 26, 2011	—	$—	—	—
February 27, 2011 - April 2, 2011	4	$0.01	—	—
April 3, 2011 - April 30, 2011	7	$0.01	—	—
Total	11	$0.01	—	—

(1) These shares represent unvested restricted shares repurchased from employees who have left the Company, as permitted by the purchase agreements governing the shares.
(2) As of April 30, 2011, we do not have any authorization to repurchase stock nor any plans to do so.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.
Not applicable.

ITEM 6.	EXHIBITS.
Exhibits. The following exhibits are filed or furnished with this Quarterly Report:

Exhibit Number	Exhibit Description
10.1	Amendment No. 1 to Express, Inc. 2010 Incentive Compensation Plan
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Financial Officer and Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	June 3, 2011	EXPRESS, INC.

		By:	/s/ Matthew C. Moellering
Matthew C. Moellering, Executive Vice President,
Chief Administrative Officer, Chief Financial Officer,
Treasurer and Secretary