Form 10-Q
period 2011-07-30
EXPRESS, INC.
filed 2011-09-02
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock was 88,701,756 as of August 30, 2011.

FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	changes in consumer spending and general economic conditions;

•	our ability to identify and respond to new and changing fashion trends, customer preferences, and other related factors;

•	fluctuations in our sales and results of operations on a seasonal basis and due to a variety of other factors;

•	increased competition from other retailers;

•	the success of the malls and shopping centers in which our stores are located;

•	our dependence upon independent third parties to manufacture all of our merchandise;

•	the availability constraints and price volatility of raw materials used to manufacture our products;

•	interruptions of the flow of our merchandise from international manufacturers causing disruptions in our supply chain;

•	shortages of inventory, delayed shipments to our online customers, and harm to our reputation due to difficulties or shut-down of distribution facilities;

•	our reliance upon independent third-party transportation providers for substantially all of our product shipments;

•	our dependence upon key executive management;

•	our growth strategy, including our international expansion plan;

•	our dependence on a strong brand image;

•	our leasing substantial amounts of space;

•	the failure to find store employees that can effectively operate our stores;

•	our reliance on Limited Brands to provide us with certain key services for our business;

•	our reliance on information systems and any failure, inadequacy, interruption or security failure of those systems;

•	claims made against us resulting in litigation;

•	changes in laws and regulations applicable to our business;

•	our inability to protect our trademarks or other intellectual property rights;

•	our substantial indebtedness and lease obligations;

•	restrictions imposed by our indebtedness on our current and future operations;

•	fluctuations in energy costs;

•	changes in taxation requirements or the results of tax audits;

•	impairment charges on long-lived assets;

•	our failure to maintain adequate internal controls;

•	increased costs as a result of being a public company; and

•	potential conflicts of interest with our principal stockholder.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and, it is impossible for us to anticipate all factors that could affect our actual results. For the discussion of these risks and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 29, 2011, filed with the Securities and Exchange Commission (“SEC”) on March 22, 2011. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as otherwise required by law.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	July 30, 2011	January 29, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$144,552	$187,762
Receivables, net	8,716	9,908
Inventories	207,430	185,209
Prepaid minimum rent	22,399	22,284
Other	34,234	22,130
Total current assets	417,331	427,293

PROPERTY AND EQUIPMENT	484,503	448,109
Less: accumulated depreciation	(265,342)	(236,790)
Property and equipment, net	219,161	211,319

TRADENAME/DOMAIN NAME	197,474	197,414
DEFERRED TAX ASSETS	5,513	5,513
OTHER ASSETS	17,254	21,210
Total assets	$856,733	$862,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$166,314	$85,843
Deferred revenue	15,415	25,067
Accrued bonus	10,992	14,268
Accrued expenses	82,098	91,792
Accounts payable and accrued expenses – related parties	3,890	79,865
Total current liabilities	278,709	296,835

LONG-TERM DEBT	317,149	366,157
OTHER LONG-TERM LIABILITIES	78,238	69,595
Total liabilities	674,096	732,587

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 88,761 shares and 88,736 shares issued at July 30, 2011 and January 29, 2011, respectively and 88,702 shares and 88,696 shares outstanding at July 30, 2011 and January 29, 2011, respectively	888	887
Additional paid-in capital	82,263	77,318
Accumulated other comprehensive loss	(2)	—
Retained earnings	99,590	51,957
Treasury stock – at average cost; 59 shares and 40 shares at July 30, 2011 and January 29, 2011, respectively	(102)	—
Total stockholders’ equity	182,637	130,162
Total liabilities and stockholders’ equity	$856,733	$862,749
See notes to unaudited consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
NET SALES	$446,041	$407,277	$913,418	$833,739
COST OF GOODS SOLD, BUYING, AND OCCUPANCY COSTS	296,209	277,260	585,272	546,516
Gross profit	149,832	130,017	328,146	287,223
OPERATING EXPENSES:
Selling, general, and administrative expenses	117,682	110,936	227,175	213,846
Other operating expense (income), net	402	14,031	(200)	17,045
Total operating expenses	118,084	124,967	226,975	230,891

OPERATING INCOME	31,748	5,050	101,171	56,332

INTEREST EXPENSE	10,510	23,349	21,515	44,129
INTEREST INCOME	(2)	(1)	(5)	(11)
OTHER INCOME, NET	—	(1,474)	—	(1,906)
INCOME (LOSS) BEFORE INCOME TAXES	21,240	(16,824)	79,661	14,120
INCOME TAX EXPENSE (BENEFIT)	8,620	(38,938)	32,028	(38,555)
NET INCOME	$12,620	$22,114	$47,633	$52,675

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustments	(2)	—	(2)	—
COMPREHENSIVE INCOME	$12,618	$22,114	$47,631	$52,675

Pro forma (loss) income before income taxes (Note 11)		$(16,824)		$14,120
Pro forma income tax (benefit) expense (Note 11)		(7,131)		5,525
Pro forma net (loss) income (Note 11)		$(9,693)		$8,595

EARNINGS PER SHARE:
Basic	$0.14	$0.25	$0.54	$0.64
Diluted	$0.14	$0.25	$0.54	$0.63

WEIGHTED AVERAGE SHARES OUTSTANDING (Note 1):
Basic	88,583	88,254	88,538	82,362
Diluted	88,860	88,694	88,805	83,418

PRO FORMA (LOSS) EARNINGS PER SHARE (Note 11):
Basic		$(0.11)		$0.10
Diluted		$(0.11)		$0.10

PRO FORMA WEIGHTED AVERAGE SHARES OUTSTANDING (Note 11):
Basic		88,254		82,362
Diluted		88,694		83,418
See notes to unaudited consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,633	$52,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,557	34,429
Loss on disposal of property and equipment	56	633
Change in fair value of interest rate swap	—	(1,906)
Share-based compensation	4,753	3,570
Non-cash loss on extinguishment of debt	2,744	8,781
Deferred taxes	—	(32,389)
Changes in operating assets and liabilities:
Receivables, net	1,192	(1,675)
Inventories	(22,221)	(12,551)
Accounts payable, deferred revenue, and accrued expenses	(22,682)	75
Accounts payable and accrued expenses – related parties	369	(2,649)
Other assets and liabilities	(5,149)	(7,204)
Net cash provided by operating activities	41,252	41,789

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(33,553)	(28,181)
Purchase of intangible assets	(60)	—
Net cash used in investing activities	(33,613)	(28,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Senior Notes	—	246,498
Net proceeds from equity offering	—	166,898
Repayments of long-term debt arrangements	(49,775)	(300,625)
Costs incurred in connection with debt arrangements and Senior Notes	(1,161)	(11,986)
Costs incurred in connection with equity offering	—	(6,498)
Proceeds from share-based compensation	191	—
Repurchase of common stock	(102)	—
Repayment of notes receivable	—	5,633
Distributions	—	(261,000)
Net cash used in financing activities	(50,847)	(161,080)

EFFECT OF EXCHANGE RATES ON CASH	(2)	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(43,210)	(147,472)
CASH AND CASH EQUIVALENTS, Beginning of period	187,762	234,404
CASH AND CASH EQUIVALENTS, End of period	$144,552	$86,932
See notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
(unaudited)

1. Description of Business and Basis of Presentation

Business Description

Express, Inc. (the "Company" or "Express") is a specialty apparel and accessories retailer of women's and men's merchandise, targeting the 20 to 30 year old customer. Express merchandise is sold through the Company's retail stores and website. As of July 30, 2011, Express operated 599 primarily mall-based stores in the United States and in Puerto Rico. Additionally, the Company earns royalties from 7 stores in the Middle East operated through a development agreement ("Development Agreement") with Alshaya Trading Co. ("Alshaya"). Under the Development Agreement, Alshaya operates stores that sell Express-branded apparel and accessories purchased directly from the Company.

Fiscal Year

The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. All references herein to "2011" and "2010" represent the 52-week periods ended January 28, 2012 and January 29, 2011, respectively. All references herein to “the second quarter of 2011” and “the second quarter of 2010” represent the thirteen weeks ended July 30, 2011 and July 31, 2010, respectively.

Basis of Presentation

In connection with the initial public offering of the Company's common stock ("IPO"), on May 12, 2010, Express Parent LLC ("Express Parent") converted into a Delaware corporation and changed its name from Express Parent LLC to Express, Inc. This conversion was effective May 2, 2010 for tax purposes. In connection with this conversion, all of the equity interests in Express Parent, which consisted of Class L, Class A, and Class C units, were converted into shares of the Company's common stock at a ratio of 0.702, 0.649, and 0.442, respectively. The accounting effects of the recapitalization, collectively referred to as the "Reorganization", are reflected retrospectively for all periods presented in the unaudited Consolidated Financial Statements.

Express owns all of the outstanding equity interests in Express Topco LLC ("Express Topco") which owns all of the outstanding equity interests in Express Holding LLC ("Express Holding"). Express Holding owns all of the outstanding equity interests in Express, LLC and Express Finance Corp. ("Express Finance"). Express, LLC conducts the operations of the Company and was a division of Limited Brands, Inc. ("Limited Brands") until it was acquired by an affiliate of Golden Gate Private Equity, Inc. ("Golden Gate") in 2007 (the "Golden Gate Acquisition"). Express Finance was formed on January 28, 2010 for the purpose of serving as co-issuer of the 8 3/4% Senior Notes ("Senior Notes") described in Note 9.

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

2. Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 clarifies and changes the application of various fair value measurement principles and disclosure requirements, and will be effective for the Company in the first quarter of 2012. The Company has assessed the updated guidance and expects adoption to have no impact on its consolidated financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 requires presentation of the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements and eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU No. 2011-05 will be effective for the Company in the first quarter of 2012. The Company has assessed the guidance and expects adoption to have no impact on its consolidated financial position or results of operations.

3. Segment Reporting

The Company defines an operating segment on the same basis that it uses to evaluate performance internally. The Company has determined that the Chief Executive Officer is its Chief Operating Decision Maker and that there is one operating segment. Therefore, the Company reports results as a single segment, which includes Express brick and mortar retail stores and e-commerce operations.

The following is information regarding the Company's major product classes and sales channels:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Classes:	(in thousands)		(in thousands)
Apparel	$403,272	$367,811	$826,448	$752,794
Accessories and other	37,331	35,622	77,154	73,353
Other revenue	5,438	3,844	9,816	7,592
Total net sales	$446,041	$407,277	$913,418	$833,739

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Channels:	(in thousands)		(in thousands)
Stores	$402,503	$376,104	$827,970	$771,543
E-commerce	38,100	27,329	75,632	54,604
Other revenue	5,438	3,844	9,816	7,592
Total net sales	$446,041	$407,277	$913,418	$833,739
Other revenue consists primarily of shipping and handling revenue related to e-commerce activity, gift card breakage, and royalties from the Development Agreement.

4. Earnings Per Share

The weighted-average shares used to calculate basic and diluted net income per share for the thirteen and twenty-six weeks ended July 31, 2010 have been retroactively adjusted based on the Reorganization (see Note 1).
The following table provides a reconciliation between basic and diluted net income per share:

	Thirteen Weeks Ended July 30, 2011			Thirteen Weeks Ended July 31, 2010
(in thousands, except per share amounts)	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic EPS	$12,620	88,583	$0.14	$22,114	88,254	$0.25
Effect of dilutive securities:
Restricted shares, restricted stock units, and stock options	—	277	—	—	440	—
Diluted EPS	$12,620	88,860	$0.14	$22,114	88,694	$0.25

	Twenty-Six Weeks Ended July 30, 2011			Twenty-Six Weeks Ended July 31, 2010
(in thousands, except per share amounts)	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic EPS	$47,633	88,538	$0.54	$52,675	82,362	$0.64
Effect of dilutive securities:
Restricted shares, restricted stock units, and stock options	—	267	—	—	1,056	(0.01)
Diluted EPS	$47,633	88,805	$0.54	$52,675	83,418	$0.63
Stock options and restricted stock units to purchase 2.4 million and 2.3 million shares of common stock were not included in the computation of diluted EPS for the thirteen and twenty-six weeks ended July 30, 2011, respectively, as to do so would have been anti-dilutive. Stock options to purchase 1.3 million shares of common stock were not included in the computation for the thirteen and twenty-six weeks ended July 31, 2010, as to do so would have been anti-dilutive.

5. Fair Value of Financial Assets and Liabilities

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
The following table presents the Company's assets measured at fair value on a recurring basis as of July 30, 2011 and January 29, 2011, respectively, aggregated by level in the fair value hierarchy within which those measurements fall.

	July 30, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
U.S. treasury securities funds	$123,923	$—	$—	$123,923

	January 29, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
U.S. treasury securities funds	$168,929	$—	$—	$168,929
The carrying amounts reflected on the unaudited Consolidated Balance Sheets for cash, cash equivalents, receivables, prepaid expenses, and payables approximated their fair values as of July 30, 2011 and January 29, 2011.

6. Intangible Assets
The significant components of intangible assets are as follows:

	July 30, 2011		January 29, 2011
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(in thousands)
Tradename	$196,144	$—	$196,144	$—
Internet domain name/other	1,330	—	1,270	—
Net favorable lease obligations	19,750	(15,371)	19,750	(14,449)
Credit card relationships & customer lists	4,766	(4,766)	4,766	(4,317)
	$221,990	$(20,137)	$221,930	$(18,766)
The Company's tradename and internet domain name have indefinite lives. Net favorable lease obligations, credit card relationships, and customer lists have finite lives and are amortized over a period of up to 7 years, 4 years, and 2 years, respectively, and are included in other assets on the unaudited Consolidated Balance Sheets. Amortization expense totaled $0.7 million and $1.4 million during the thirteen and twenty-six weeks ended July 30, 2011, respectively; and $1.0 million and $2.1 million during the thirteen and twenty-six weeks ended July 31, 2010, respectively.

7. Related Party Transactions
Transactions with Limited Brands

On July 29, 2011, Limited Brands divested of its remaining ownership in the Company, and as a result of the disposition, Limited Brands and their affiliates are no longer related parties as of the end of the second quarter of 2011. The 2011 related party activity with Limited Brands and their affiliates described below includes only those expenses transacted prior to Limited Brands' disposition of the Company's common stock.

The Company incurred charges from affiliates of Limited Brands, including Mast Global Logistics ("Mast"), for various transaction services, including home office rent which is included in selling, general, and administrative expenses. The costs of merchandise sourcing services and logistics services, including distribution center rent, are included in cost of goods sold, buying, and occupancy costs. The amounts included in the unaudited Consolidated Statements of Income and Comprehensive Income are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(in thousands)		(in thousands)
Merchandise Sourcing	$109,649	$104,067	$198,162	$190,901
Transaction and Logistics Services	$12,772	$14,361	$24,778	$30,542
On July 29, 2011, amounts due to Limited Brands totaling $77.6 million and $9.3 million were reclassified to accounts payable and accrued expenses on the unaudited Consolidated Balance Sheets, respectively, since Limited Brands was no longer considered a related party as of the end of the second quarter of 2011. The Company’s outstanding liability related to merchandise sourcing and transaction and logistics services provided by Limited Brands, including Mast, included in accounts payable and accrued expenses – related parties on the unaudited Consolidated Balance Sheets was $68.3 million and $8.6 million, respectively, as of January 29, 2011.
As part of a home office lease with an affiliate of Limited Brands, the Company is entitled to a construction allowance of $8.0 million. As of July 30, 2011, approximately $7.4 million of costs were incurred against the $8.0 million construction allowance. The construction allowance and related leasehold improvements have been recorded on the unaudited Consolidated Balance Sheets and are considered non-cash transactions.
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
The Company incurred the following charges from Limited Brands related to advisory fees and the termination of the LLC Agreement. These charges are included in other operating expense (income), net, in the unaudited Consolidated Statements of Income and Comprehensive Income:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(in thousands)		(in thousands)
Limited Brands LLC Agreement Fee (including termination fee)	$—	$3,401	$—	$4,156
As a result of the termination of the LLC Agreement, the Company had no financial obligation to Limited Brands related to this agreement as of July 30, 2011 or January 29, 2011.
Transactions with Golden Gate
In connection with the Golden Gate Acquisition, the Company entered into an Advisory Agreement with Golden Gate that was originally scheduled to expire in July 2017. Pursuant to the Advisory Agreement, the Company paid Golden Gate an annual management fee equal to the greater of (i) $2.0 million per fiscal year or (ii) 3% of adjusted EBITDA of Express Holding. Additionally, the Company reimbursed Golden Gate for reasonable out-of-pocket expenses incurred as a result of providing on-going advisory services. Effective May 12, 2010, the Advisory Agreement was terminated in connection with the Company’s conversion to a corporation and IPO. The Company paid Golden Gate a one-time termination fee of $10.0 million in the second quarter of 2010 in connection with the termination of the Advisory Agreement.
The Company incurred the following charges from Golden Gate related to advisory fees, out-of-pocket expenses, and the termination of the Advisory Agreement. These charges are included in other operating expense (income), net in the unaudited Consolidated Statements of Income and Comprehensive Income:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(in thousands)		(in thousands)
Advisory fees and out-of-pocket expenses (including Advisory Agreement termination fee)	$—	$10,477	$—	$12,752
As a result of the termination of the Advisory Agreement, the Company had no financial obligation to Golden Gate related to this agreement as of July 30, 2011 or January 29, 2011.
Transactions with Other Golden Gate Affiliates
The Company also transacts with affiliates of Golden Gate for e-commerce warehouse and fulfillment services, software license purchases, and consulting and software maintenance services. The Company incurred the following charges, included primarily in cost of goods sold, buying, and occupancy costs in the unaudited Consolidated Statements of Income and Comprehensive Income:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(in thousands)		(in thousands)
E-commerce warehouse and fulfillment	$6,998	$1,544	$13,904	$5,162
Software licenses and maintenance and consulting	$25	$161	$143	$226
On March 25, 2010, the Company elected to prepay its e-commerce service provider, a Golden Gate affiliate, $10.2 million for services from April 2010 through January 2011 in exchange for a discount on those services. This prepaid amount was expensed as services were rendered with $3.0 million and $4.0 million being included primarily in costs of goods sold, buying, and occupancy costs in the unaudited Consolidated Statements of Income and Comprehensive Income during the thirteen and twenty-six weeks ended July 31, 2010, respectively. The prepaid balance related to this Golden Gate affiliate was fully amortized as of January 29, 2011.
The Company’s outstanding liability to other Golden Gate affiliates, included in accounts payable and accrued expenses - related parties on the unaudited Consolidated Balance Sheets, was $3.9 million and $3.0 million as of July 30, 2011 and January 29, 2011, respectively.
In December 2009, the Company began providing real estate services to multiple Golden Gate affiliates. Income recognized for these services during the thirteen and twenty-six weeks ended July 30, 2011 was $0.1 million and $0.3 million, respectively. Minimal income was recognized for these services during the thirteen and twenty-six weeks ended July 31, 2010. The Company's receivable balance related to these services was $0.1 million as of July 30, 2011 and January 29, 2011.
As part of the prepayment in full of the 14.5% Topco Term C Loan ("Term C Loan") in February 2010, an affiliate of Golden Gate received a payment consisting of $50.0 million of principal, $0.6 million of interest, and a $1.0 million prepayment penalty. As part of the prepayment in full of the 13.5% Topco Term B Loan ("Term B Loan") in May 2010, an affiliate of Golden Gate received a payment consisting of $58.3 million of principal, $2.1 million of interest, and a $3.5 million prepayment penalty. Total interest expense on the Term C Loan and Term B Loan, collectively referred to as the "Topco Credit Facility", attributed to Golden Gate affiliates was $0.3 million and $2.7 million during the thirteen and twenty-six weeks ended July 31, 2010, respectively. The Company did not incur any interest expense under the Topco Credit Facility during the thirteen and twenty-six weeks ended July 30, 2011 due to the termination of the Topco Credit Facility last year.

During the first and second quarters of 2011, the Company repurchased $25.0 million and $24.2 million of the Senior Notes, respectively, in open market transactions. Of the $49.2 million of Senior Notes repurchased, $40.0 million were held by a Golden Gate affiliate, leaving $10.0 million of Senior Notes owned by a Golden Gate affiliate outstanding as of July 30, 2011. Interest expense incurred on the Senior Notes attributable to the Golden Gate affiliate was $0.4 million and $1.3 million during the thirteen and twenty-six weeks ended July 30, 2011, respectively; and $1.2 million and $1.9 million during the thirteen and twenty-six weeks ended July 31, 2010, respectively.

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

The Reorganization, for tax purposes, was deemed a contribution by Express Parent of its assets and liabilities to the Company, followed by the liquidation of Express Parent. The Reorganization resulted in a taxable gain to Express Parent. Except in those few jurisdictions where Express Parent was taxed directly, the taxable gain flowed through to the members due to Express Parent's partnership tax treatment. The taxable gain correspondingly increased the tax basis in the assets acquired by the Company in the Reorganization. Also, as a result of the Reorganization, the Company had a liability due to a management holding company totaling $0.8 million as of January 29, 2011. The Company settled this liability by making a final cash payment during the first quarter of 2011. Additionally, the Company had a $3.5 million net liability comprised of a $4.8 million gross liability payable to a Golden Gate entity and a $1.3 million gross receivable due from taxing authorities. As of July 30, 2011, the Company settled the liability due to the Golden Gate entity by making a final cash payment during the second quarter of 2011.

The provision for income taxes is based on a current estimate of the annual effective tax rate adjusted to reflect the impact of discrete items.  The Company's quarterly effective tax rate does not reflect a benefit associated with losses related to certain foreign subsidiaries. The Company's effective tax rate was 40.6% and 41.4% (excluding items recorded discretely), respectively, for the thirteen weeks ended July 30, 2011 and July 31, 2010, respectively.
The Company's effective tax rate was 40.2% and (273%) for the twenty-six weeks ended July 30, 2011 and July 31, 2010, respectively. The increase in the effective rate is primarily a result of the Company's conversion to a corporation in connection with its IPO in the second quarter of 2010 and the recognition of a one-time tax benefit of $31.8 million in conjunction with the Reorganization.
The Company recorded a valuation allowance against the deferred tax assets arising from the net operating loss of foreign subsidiaries.  As of July 30, 2011 and January 29, 2011, the valuation allowance was approximately $0.1 million. No other valuation allowances have been provided for deferred tax assets because management believes that it is more-likely-than-not that the full amount of the net deferred tax assets will be realized in the future.
The Company does not expect material adjustments to the total amount of unrecognized tax benefits within the next 12 months, but the outcome of tax matters is uncertain and unforeseen results can occur.

9. Debt
Borrowings outstanding consisted of the following:

	July 30, 2011	January 29, 2011
	(in thousands)
Opco Term Loan	$120,000	$120,625
8 3/4% Senior Notes	200,850	250,000
Debt discount on Senior Notes	(2,451)	(3,218)
Total debt	318,399	367,407
Short term portion of debt	(1,250)	(1,250)
Total long-term debt	$317,149	$366,157

Opco Revolving Credit Facility
On July 29, 2011, Express Holding and its domestic subsidiaries entered into an Amended and Restated $200.0 million secured Asset-Based Loan Credit Agreement (the "Opco Revolving Credit Facility"). The Opco Revolving Credit Facility amends, restates, and extends the existing $200.0 million asset-based revolving credit facility, which was scheduled to expire on July 6, 2012. In connection with the amendment, the Company incurred $1.2 million of debt issuance costs that will be amortized on a straight-line basis through July 2016.
The Opco Revolving Credit Facility is scheduled to expire on July 29, 2016 and allows for up to $30.0 million of swing line advances and up to $45.0 million to be available in the form of letters of credit. Borrowings under the Opco Revolving Credit Facility bear interest at a rate equal to either the rate appearing on Bloomberg L.P.'s Page BBAM1/(Official BBA USD Dollar Libor Fixings) (the “Eurodollar Rate”) plus an applicable margin rate or the highest of (1) the prime lending rate, (2) 0.50% per annum above the federal funds rate and (3) 1% above the Eurodollar Rate, in each case plus an applicable margin rate. The applicable margin rate is determined based on excess availability as determined by reference to the borrowing base. The applicable margin for Eurodollar Rate-based advances is 1.50%, 1.75%, or 2.00% if excess availability is greater than or equal to 66% of the borrowing base, less than 66% of the borrowing base but greater than or equal to 33% of the borrowing base, or less than 33% of the borrowing base, respectively. The applicable margin rate for base rate-based advances is 0.50%, 0.75%, or 1.00% if excess availability is greater than or equal to 66% of the borrowing base, less than 66% of the borrowing base but greater than or equal to 33% of the borrowing base, or less than 33% of the borrowing base, respectively. The borrowing base components are 90% of credit card receivables plus 90% of the liquidation value of eligible inventory plus 100% of borrowing base-eligible cash collateral (not to exceed 20% of the borrowing base) less certain reserves.
The unused line fee payable under the Opco Revolving Credit Facility is incurred at 0.375% per annum of the average daily unused revolving commitment during each quarter, payable quarterly in arrears on the first day of each May, August, November, and February. In the event that (1) an event of default has occurred or (2) excess availability plus eligible cash collateral is less than 12.5% of the borrowing base for five consecutive days, such unused line fees are payable on the first day of each month.
Interest payments under the Opco Revolving Credit Facility are due quarterly on the first day of each May, August, November, and February for base rate-based advances, provided, however, in the event that (1) an event of default has occurred or (2) excess availability plus eligible cash collateral is less than 12.5% of the borrowing base for five consecutive days, interest payments are due on the first day of each month. Interest payments under the Opco Revolving Credit Facility are due on the last day of the interest period for Eurodollar Rate-based advances for interest periods of one, two, and three months, and additionally every three months after the first day of the interest period for Eurodollar Rate-based advances for interest periods of greater than three months.
The Opco Revolving Credit Facility requires Express Holding and its domestic subsidiaries to maintain a fixed charge coverage ratio of at least 1.0:1.0 if excess availability plus eligible cash collateral is less than 10% of the borrowing base for 15 consecutive days. In addition, the Opco Revolving Credit Facility contains customary covenants and restrictions on Express Holding and its subsidiaries' activities, including, but not limited to, limitations on the incurrence of additional indebtedness; liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, and prepayment of other debt; distributions, dividends, and the repurchase of capital stock; transactions with affiliates; the ability to change the nature of its business or its fiscal year; the ability to amend the terms of the $125.0 million variable rate term loan ("Opco Term Loan"); and permitted activities of Express Holding. All obligations under the Opco Revolving Credit Facility are guaranteed by Express Holding and its domestic subsidiaries (that are not borrowers) and secured by a lien on substantially all of the assets of Express Holding and its domestic subsidiaries, provided that the liens on certain assets of Express Holding and its subsidiaries are junior in priority to the liens securing the Opco Term Loan.
In connection with amending and restating the existing $200.0 million asset-based revolving credit facility, the Company recognized a $0.3 million loss on extinguishment of debt attributed to the write-off of unamortized debt issuance costs for the thirteen and twenty-six weeks ended July 30, 2011, which was recorded as interest expense in the unaudited Consolidated Statements of Income and Comprehensive Income and represents a non-cash adjustment to reconcile net income to net cash provided by operating activities within the unaudited Consolidated Statements of Cash Flows.
As of July 30, 2011, there were no borrowings outstanding and approximately $198.2 million available under Opco Revolving Credit Facility.
Senior Notes

On March 5, 2010, Express, LLC and Express Finance co-issued, in a private placement, $250.0 million of 8 3/4% Senior Notes due 2018 at an offering price of 98.599% of the face value. An affiliate of Golden Gate purchased $50.0 million of Senior Notes in the offering.

In connection with the Senior Notes offering, Express, LLC and Express Finance entered into a registration rights agreement, which required Express, LLC and Express Finance to use commercially reasonable efforts to register notes having substantially identical terms as the Senior Notes with the SEC. On September 27, 2010, Express, LLC and Express Finance exchanged $200.0 million of the unregistered Senior Notes for registered Senior Notes having substantially identical terms as the unregistered Senior Notes.

During the first and second quarters of 2011, Express, LLC repurchased $25.0 million and $24.2 million of the Senior Notes, respectively, in open market transactions. Of the $49.2 million of Senior Notes repurchased, $40.0 million were held by a Golden Gate affiliate, leaving $10.0 million of unregistered Senior Notes held by a Golden Gate affiliate outstanding as of July 30, 2011. Express, LLC received a written waiver from the Golden Gate affiliate in regards to the requirement to register the remaining $10.0 million of Senior Notes.

Loss on Extinguishment

In connection with the Senior Notes repurchases in the first and second quarters of 2011, the Company recognized a $3.4 million and $6.9 million loss on extinguishment of debt for the thirteen and twenty-six weeks ended July 30, 2011, respectively, which was recorded as interest expense in the unaudited Consolidated Statements of Income and Comprehensive Income. Of this loss on extinguishment of debt, the premium on the repurchases represented $2.2 million and $4.4 million for the thirteen and twenty-six weeks ended July 31, 2011, respectively. The remaining loss on extinguishment was attributable to the unamortized debt issuance costs and unamortized discount write-offs totaling $1.2 million and $2.5 million, respectively, for the thirteen and twenty-six week periods ended July 30, 2011. This unamortized debt issuance costs and unamortized discount write-offs represent a non-cash adjustment to reconcile net income to net cash provided by operating activities within the unaudited Consolidated Statements of Cash Flows.

Fair Value of Debt
The fair value of the Opco Term Loan was estimated using quoted market prices for similar debt issues. The fair value of the Senior Notes was estimated using quoted market prices. As of July 30, 2011, the estimated fair value of the Opco Term Loan and Senior Notes was $135.1 million and $217.9 million, respectively.
Letters of Credit

The Company periodically enters into various trade letters of credit ("trade LCs") in favor of certain vendors to secure merchandise. These trade LCs are issued for a defined period of time, for specific shipments, and generally expire 3 weeks after the merchandise shipment date. As of July 30, 2011 and January 29, 2011, there were no outstanding trade LCs. Additionally, the Company enters into stand-by letters of credit ("stand-by LCs") on an as-need basis to secure merchandise and fund other general and administrative costs. As of July 30, 2011 and January 29, 2011, outstanding stand-by LCs totaled $1.8 million.

10. Share-Based Compensation

The following summarizes our share-based compensation expense:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(in thousands)		(in thousands)
Restricted shares	$61	$1,367	$144	$2,930
Stock options	1,705	618	3,129	618
Restricted stock units	841	22	1,480	22
Total share-based compensation	$2,607	$2,007	$4,753	$3,570

During the first quarter of 2011, the Company granted 1.3 million stock options and 0.6 million restricted stock units. The aggregate fair value of these awards was $24.6 million and will be recognized over the respective vesting periods of the awards, which range from 3 to 4 years. From time to time, the Company makes other non-material grants to certain employees throughout the year related to hirings, promotions, or for other performance based reasons. These grants typically bear terms similar to the awards granted in the first quarter.

11. Pro forma Information
The pro forma net income applied in computing pro forma earnings per share for the thirteen and twenty-six weeks ended July 31, 2010 is based on the Company’s historical net income as adjusted to reflect the Company’s conversion to a corporation as if it had occurred as of the beginning of 2010. In connection with the Reorganization, effective May 2, 2010, the Company became taxed as a corporation. The Company was previously treated as a partnership for tax purposes, and therefore generally not subject to federal income tax. The pro forma net income includes adjustments for income tax expense as if the Company had been a corporation at an assumed combined federal, state, and local income tax rate of 40.9% for the first quarter of 2010.

12. Commitments and Contingencies

Express was named as a defendant in a purported class action lawsuit alleging various California state labor law violations. The complaint was originally filed on February 18, 2009, and amended complaints were subsequently filed. To avoid the expense and uncertainty of further litigation with respect to this matter, on March 31, 2011, the Company entered into a settlement agreement to resolve all claims of the plaintiff and other similarly situated class members that were asserted or could have been asserted based on the factual allegations in the final amended complaint for the case. The settlement was preliminarily approved by the court on April 25, 2011 and is awaiting final approval. Under the terms of the settlement, the Company will make up to a total of $4.0 million available to pay (i) current California employees who worked during the period commencing January 1, 2007 and ending on April 25, 2011, (ii) former California employees who worked during the class period and submit valid claims, and (iii) certain legal fees and expenses on behalf of the plaintiff and the class.  After deducting legal fees and expenses from the $4.0 settlement amount, the proposed settlement will require the Company to pay at least 55% of the remaining amount to class members, irrespective of how many valid claims are submitted.  Our unaudited Consolidated Balance Sheet as of July 30, 2011 includes a reserve for our best estimate of the amount the Company will be required to pay under the terms of the settlement.  If the number of former employees submitting valid claims differs from the Company's expectations, then the amount of the reserve may increase. The amount of any such change is not expected to have a material adverse effect on the Company's results of operations or financial condition.

Express was also named as a defendant in a purported nationwide class action lawsuit alleging violations of the Fair Labor Standards Act and of applicable state wage and hour statutes related to alleged off-the-clock work. The lawsuit seeks unspecified monetary damages and attorneys' fees. Express is vigorously defending these claims. At this time, Express is not able to predict the outcome of this lawsuit or the amount of any loss that may arise from it.

The Company is subject to various other claims and contingencies arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company's results of operations, financial condition, or cash flows.

13. Guarantor Subsidiaries
On March 5, 2010, Express, LLC and Express Finance (the “Subsidiary Issuers”), both wholly-owned indirect subsidiaries of the Company, issued the Senior Notes. The Company (“Guarantor”) and certain of the Company’s indirect wholly-owned subsidiaries (“Guarantor Subsidiaries”) have fully and unconditionally guaranteed, on a joint and several basis, the Company’s obligations under the Senior Notes. The following consolidating schedules present the condensed financial information on a combined basis.
EXPRESS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Amounts in Thousands)
(Unaudited)

	July 30, 2011
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$1,574	$142,973	$—	$5	$—	$144,552
Receivables, net	—	8,716	—	—	—	8,716
Inventories	—	207,430	—	—	—	207,430
Prepaid minimum rent	—	22,399	—	—	—	22,399
Intercompany receivable	—	427	17,069	—	(17,496)	—
Other	618	28,670	—	4,946	—	34,234
Total current assets	2,192	410,615	17,069	4,951	(17,496)	417,331
Property and equipment, net	—	219,161	—	—	—	219,161
Tradename/domain name	—	197,474	—	—	—	197,474
Investment in subsidiary	180,025	3,127	—	174,521	(357,673)	—
Deferred tax asset	968	3,652	—	893	—	5,513
Other assets	—	17,254	—	—	—	17,254
Total assets	$183,185	$851,283	$17,069	$180,365	$(375,169)	$856,733
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$166,314	$—	$—	$—	$166,314
Deferred revenue	—	1,615	13,800	—	—	15,415
Accrued bonus	—	10,992	—	—	—	10,992
Accrued expenses	—	82,081	—	17	—	82,098
Accounts payable and accrued expenses—related parties	—	3,890	—	—	—	3,890
Intercompany payable	102	17,026	—	368	(17,496)	—
Total current liabilities	102	281,918	13,800	385	(17,496)	278,709
Long-term debt	—	317,149	—	—	—	317,149
Other long-term liabilities	446	77,695	—	97	—	78,238
Total liabilities	548	676,762	13,800	482	(17,496)	674,096
Commitments and Contingencies (Note 12)
Total stockholders’ equity	182,637	174,521	3,269	179,883	(357,673)	182,637
Total liabilities and stockholders’ equity	$183,185	$851,283	$17,069	$180,365	$(375,169)	$856,733

13. Guarantor Subsidiaries (continued)

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
Commitments and Contingencies (Note 12)
Total stockholders’ equity	130,162	121,757	3,147	127,260	(252,164)	130,162
Total liabilities and stockholders’ equity	$129,875	$862,388	$26,029	$122,961	$(278,504)	$862,749

13. Guarantor Subsidiaries (continued)

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands)
(Unaudited)

	Thirteen Weeks Ended July 30, 2011
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$446,041	$—	$—	$—	$446,041
Cost of goods sold, buying, and occupancy costs	—	296,113	—	96	—	296,209
Gross profit	—	149,928	—	(96)	—	149,832
Selling, general, and administrative expenses	257	117,433	(52)	44	—	117,682
Other operating expense (income), net	—	402	—	—	—	402
Operating income (loss)	(257)	32,093	52	(140)	—	31,748
Interest expense	—	10,510	—	—	—	10,510
Interest income	—	(2)	—	—	—	(2)
(Income) loss in subsidiary	(12,874)	90	—	(12,874)	25,658	—
Income (loss) before income taxes	12,617	21,495	52	12,734	(25,658)	21,240
Income tax expense	(1)	8,621	—	—	—	8,620
Net income (loss)	$12,618	$12,874	$52	$12,734	$(25,658)	$12,620

Other comprehensive loss	—	—	—	(2)	—	(2)
Comprehensive income	$12,618	$12,874	$52	$12,732	$(25,658)	$12,618
EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands)
(Unaudited)

	Thirteen Weeks Ended July 31, 2010
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$407,277	$—	$—	$—	$407,277
Cost of goods sold, buying, and occupancy costs	—	277,260	—	—	—	277,260
Gross profit	—	130,017	—	—	—	130,017
Selling, general, and administrative expenses	665	110,378	(65)	(42)	—	110,936
Other operating expense (income), net	—	14,028	—	3	—	14,031
Operating income (loss)	(665)	5,611	65	39	—	5,050
Interest expense	—	8,781	—	14,568	—	23,349
Interest income	—	(1)	—	—	—	(1)
(Income) loss in subsidiary	(22,678)	(65)	—	(31,309)	54,052	—
Other income, net	—	(1,474)	—	—	—	(1,474)
Income (loss) before income taxes	22,013	(1,630)	65	16,780	(54,052)	(16,824)
Income tax expense (benefit)	(101)	(32,939)	—	(5,898)	—	(38,938)
Net income (loss)	$22,114	$31,309	$65	$22,678	$(54,052)	$22,114

Other comprehensive loss	—	—	—	—	—	—
Comprehensive income	$22,114	$31,309	$65	$22,678	$(54,052)	$22,114

13. Guarantor Subsidiaries (continued)

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands)
(Unaudited)

	Twenty-Six Weeks Ended July 30, 2011
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$913,418	$—	$—	$—	$913,418
Cost of goods sold, buying, and occupancy costs	—	585,176	—	96	—	585,272
Gross profit	—	328,242	—	(96)	—	328,146
Selling, general, and administrative expenses	955	226,298	(122)	44	—	227,175
Other operating expense (income), net	—	(200)	—	—	—	(200)
Operating income (loss)	(955)	102,144	122	(140)	—	101,171
Interest expense	—	21,515	—	—	—	21,515
Interest income	—	(5)	—	—	—	(5)
(Income) loss in subsidiary	(48,588)	20	—	(48,588)	97,156	—
Income (loss) before income taxes	47,633	80,614	122	48,448	(97,156)	79,661
Income tax expense	2	32,026	—	—	—	32,028
Net income (loss)	$47,631	$48,588	$122	$48,448	$(97,156)	$47,633

Other comprehensive loss	—	—	—	(2)	—	(2)
Comprehensive income	$47,631	$48,588	$122	$48,446	$(97,156)	$47,631
EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands)
(Unaudited)

	Twenty-Six Weeks Ended July 31, 2010
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$833,739	$—	$—	$—	$833,739
Cost of goods sold, buying, and occupancy costs	—	546,516	—	—	—	546,516
Gross profit	—	287,223	—	—	—	287,223
Selling, general, and administrative expenses	2,140	211,872	(143)	(23)	—	213,846
Other operating expense (income), net	—	17,042	—	3	—	17,045
Operating income (loss)	(2,140)	58,309	143	20	—	56,332
Interest expense	—	15,145	—	28,984	—	44,129
Interest income	—	(11)	—	—	—	(11)
(Income) loss in subsidiary	(54,714)	(143)	—	(77,675)	132,532	—
Other income, net	—	(1,906)	—	—	—	(1,906)
Income (loss) before income taxes	52,574	45,224	143	48,711	(132,532)	14,120
Income tax expense (benefit)	(101)	(32,451)	—	(6,003)	—	(38,555)
Net income (loss)	$52,675	$77,675	$143	$54,714	$(132,532)	$52,675

Other comprehensive loss	—	—	—	—	—	—
Comprehensive income	$52,675	$77,675	$143	$54,714	$(132,532)	$52,675

13. Guarantor Subsidiaries (continued)

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Twenty-Six Weeks Ended July 30, 2011
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Operating Activities
Net cash provided by (used in) operating activities	$(162)	$41,407	$—	$7	$—	$41,252
Investing Activities
Capital expenditures	—	(33,553)	—	—	—	(33,553)
Purchase of intangible assets	—	(60)	—	—	—	(60)
Net cash provided by (used in) investing activities	—	(33,613)	—	—	—	(33,613)
Financing Activities
Repayments of long-term debt arrangements	—	(49,775)	—	—	—	(49,775)
Costs incurred in connection with debt arrangements and Senior Notes	—	(1,161)	—	—	—	(1,161)
Proceeds from share-based compensation	191	—	—	—	—	191
Purchase of treasury stock	(102)	—	—	—	—	(102)
Net cash provided by (used in) financing activities	89	(50,936)	—	—	—	(50,847)

Effect of exchange rates on cash	—	—	—	(2)	—	(2)

Net increase (decrease) in cash and cash equivalents	(73)	(43,142)	—	5	—	(43,210)
Cash and cash equivalents, beginning of period	1,647	186,115	—	—	—	187,762
Cash and cash equivalents, end of period	$1,574	$142,973	$—	$5	$—	$144,552

13. Guarantor Subsidiaries (continued)

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Twenty-Six Weeks Ended July 31, 2010
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Operating Activities
Net cash provided by (used in) operating activities	$5,805	$71,479	$—	$(35,495)	$—	$41,789
Investing Activities
Capital expenditures	—	(28,181)	—	—	—	(28,181)
Investment in subsidiary	(170,535)	—	—	(5,633)	176,168	—
Dividends received	261,000	—	—	432,153	(693,153)	—
Net cash provided by (used in) investing activities	90,465	(28,181)	—	426,520	(516,985)	(28,181)
Financing Activities
Borrowings under Senior Notes	—	246,498	—	—	—	246,498
Net proceeds from equity offering	166,898	—	—	—	—	166,898
Repayments of long term debt arrangements	—	(625)	—	(300,000)	—	(300,625)
Costs incurred in connection with debt arrangements and Senior Notes	—	(11,426)	—	(560)	—	(11,986)
Costs incurred in connection with equity offering	(6,498)	—	—	—	—	(6,498)
Equity contributions	5,633	—	—	170,535	(176,168)	—
Repayment of notes receivable	—	5,633	—	—	—	5,633
Distributions	(261,000)	(432,153)	—	(261,000)	693,153	(261,000)
Net cash provided by (used in) financing activities	(94,967)	(192,073)	—	(391,025)	516,985	(161,080)
Net increase (decrease) in cash and cash equivalents	1,303	(148,775)	—	—	—	(147,472)
Cash and cash equivalents, beginning of period	192	234,212	—	—	—	234,404
Cash and cash equivalents, end of period	$1,495	$85,437	$—	$—	$—	$86,932

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of our company as of the dates and for the periods presented below. The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended January 29, 2011 and our unaudited consolidated financial statements and the related notes included in Item 1 of this Quarterly Report. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors. See “Forward-Looking Statements.”

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

Express delivered positive results in the second quarter of 2011, as we continue to execute against our four pillars of growth. The highlights for the quarter included net sales growth of 10% comprised of a 6% comparable sales increase on top of an 8% comparable sales increase in the second quarter of 2010. This included a 39% increase in e-commerce sales on top of a 60% increase in the second quarter of 2010. Along with an increase in sales, we experienced substantial improvement in both operating income and income before income taxes compared to the second quarter of 2010. We attribute this growth to our continuing focus on margin improvement and execution of our go-to market strategy, which is designed to reduce markdowns and inventory risk through increased product testing, more informed inventory buys, and chasing into proven styles. In addition, we opened an additional 9 stores in the second quarter of 2011, totaling 13 store openings year-to-date. We also re-opened 2 newly remodeled stores featuring our new store design that we feel elevates the brand and is laid out in an easier to shop format. The test results of these 2 stores are encouraging, and we plan to incorporate this new store design into new stores beginning in late Spring 2012. We also remain on track to open our first stores in Canada in the third quarter of 2011 and are actively looking to expand our international presence in the near future. In addition, during the first two quarters of 2011, we repurchased $49.2 million of our Senior Notes with excess cash that was generated by the business. We also amended our Opco Revolving Credit Facility, which was set to expire in July 2012, securing a reduction in rates and an extension through 2016. We have been pleased with our results thus far and expect to continue this trend throughout 2011. However, year-to-date results are not necessarily indicative of the results to be expected for the full year. Such results could be impacted by a number of factors outside our control, including overall economic conditions in the United States, costs to procure and produce our product, and competitors' actions.
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
Comparable Sales and Other Individual Store Performance Factors. Comparable sales are calculated based upon stores that were open at least thirteen full months as of the end of the reporting period and include e-commerce sales. A store with a square footage change of more than 20% due to remodeling or relocation activities is not considered a comparable store for the first year following its reopening. As we continue to increase our store count, we expect that non-comparable sales will begin to contribute more to our total net sales than they currently do. We also review sales per gross square foot, average unit retail price, units per transaction, dollars per transaction, traffic, and conversion, among other things, to evaluate the performance of individual stores. Additionally, we review sales per gross square foot on a company-wide basis.
Gross Profit. Gross profit is equal to net sales minus cost of goods sold, buying, and occupancy costs. Gross margin measures gross profit as a percentage of net sales. Cost of goods sold, buying, and occupancy costs includes the direct cost of purchased merchandise, inventory shrinkage, inventory adjustments, inbound freight to our distribution center, distribution center costs, outbound freight to get merchandise from our distribution center to stores, merchandising, design, planning and allocation and manufacturing/production costs, occupancy costs related to store operations (such as rent and common area maintenance, utilities, and depreciation on assets), and all logistics costs associated with our e-commerce business.
 Our cost of goods sold, buying, and occupancy costs increase in higher volume quarters because the direct cost of purchased merchandise is tied to sales. Buying and occupancy costs are largely fixed and do not necessarily increase as volume increases. Changes in the mix of our products, such as changes in the proportion of accessories, which are higher margin, may also impact overall cost of goods sold, buying, and occupancy costs. We review our inventory levels on an on-going basis in order to identify slow-moving merchandise and generally use markdowns to clear such merchandise. The timing and level of markdowns are driven primarily by seasonality and customer acceptance of our merchandise. We use third-party vendors to dispose of mark-out-of-stock merchandise which, in turn, is sold to third-party discounters. The primary drivers of costs of individual goods are raw materials, labor in the countries where merchandise is sourced, and logistics costs associated with transporting the merchandise.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses include all operating costs not included in cost of goods sold, buying, and occupancy costs, with the exception of costs such as advisory fees incurred prior to our IPO, proceeds received from insurance claims, and gain/loss on disposal of assets, which are included in other operating expense (income), net. These costs include payroll and other expenses related to operations at our corporate home office, store expenses other than occupancy, and marketing expenses, which primarily include production, mailing, and print and television advertising costs. With the exception of store payroll and marketing, these expenses generally do not vary proportionally with net sales. As a result, selling, general, and administrative expenses as a percentage of net sales is usually higher in lower volume quarters and lower in higher volume quarters.
Other Operating Expense (Income), Net. Other operating expense (income), net includes proceeds received from insurance claims and gain/loss on disposal of assets. Other operating expense (income), net also includes advisory fees paid to Golden Gate under the terms of the Advisory Agreement and to Limited Brands under the LLC Agreement for the periods in which these fees were incurred (see Note 7 to our unaudited Consolidated Financial Statements). In connection with the IPO and Reorganization in the second quarter of 2010, the Advisory Agreement and LLC Agreement were terminated effective May 12, 2010. Therefore, we no longer incur costs related to these agreements.

Results of Operations
The Second Quarter of 2011 Compared to the Second Quarter of 2010
The table below sets forth the various line items in the unaudited Consolidated Statements of Income and Comprehensive Income as a percentage of net sales for the second quarter of 2011 and the second quarter of 2010. Due to seasonal variations in the retail industry, the results of operations for any current period are not necessarily indicative of results expected for the full year or of future financial results. The seasonality of our operations may also lead to significant fluctuations in certain asset and liability accounts.

	Percentage of Net Sales Thirteen Weeks Ended
	July 30, 2011	July 31, 2010
Net sales	100%	100%
Cost of goods sold, buying, and occupancy costs	66%	68%
Gross profit	34%	32%
Selling, general, and administrative expenses	26%	27%
Other operating expense (income), net	—%	3%
Operating income	7%	1%
Interest expense	2%	6%
Interest income	—%	—%
Other income, net	—%	—%
Income (loss) before income taxes	5%	(4)%
Income tax expense (benefit)	2%	(10)%
Net income	3%	5%

Net Sales

	Thirteen Weeks Ended
	July 30, 2011	July 31, 2010
Net sales (in thousands)	$446,041	$407,277
Comparable sales percentage increase (a)	6%	8%
Net sales per average gross square foot (b)	$78.11	$75.19
Total store square footage at end of period (in thousands) (b)	5,188	5,007
Number of:
Stores open at beginning of period	591	576
New stores	9	2
Closed stores	(1)	(1)
Stores open at end of period	599	577

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

Net sales increased $38.7 million from $407.3 million in the second quarter of 2010 to $446.0 million in the second quarter of 2011, a 10% increase. Comparable sales increased by $24.2 million, or 6%, in the second quarter of 2011 compared to the second quarter of 2010. The comparable sales increase was driven by a rise in average dollar sales during the period, as well as the continued growth in e-commerce sales. E-commerce sales in the second quarter of 2011 increased $10.8 million, or 39%, to $38.1 million and represented 9% of net sales. Other revenue increased $1.6 million in the second quarter of 2011 and totaled $5.4 million compared to other revenue of $3.8 million in the second quarter of 2010. The increase was the result of more shipping and handling revenue related to e-commerce merchandise sales growth and additional income related to gift card breakage.
Gross Profit
The following table shows cost of sales and gross profit in dollars for the stated periods:

	Thirteen Weeks Ended
	July 30, 2011	July 31, 2010
	(in thousands)
Cost of goods sold, buying, and occupancy costs	$296,209	$277,260
Gross profit	$149,832	$130,017
The 170 basis point improvement in gross margin, or gross profit as a percentage of net sales, for the second quarter of 2011 compared to the second quarter of 2010 was comprised of 140 basis points of merchandise margin expansion and 30 basis points of buying and occupancy leverage. The merchandise margin expansion was primarily driven by average unit retail increases in certain categories, partially offset by average unit cost increases. We believe the improvement in merchandise margin was primarily driven by the execution of our go-to-market strategy.
Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars for the stated periods:

	Thirteen Weeks Ended
	July 30, 2011	July 31, 2010
	(in thousands)
Selling, general, and administrative expenses	$117,682	$110,936

The $6.7 million increase in selling, general, and administrative expenses in the second quarter of 2011 compared to the second quarter of 2010 was driven by a $5.8 million increase in payroll costs primarily related to annual merit increases, increased share-based compensation expense, and additional store payroll hours to support increased sales. Also contributing to the increase was a $2.9 million increase in marketing expense as a result of additional investments in brand building initiatives, including increased e-commerce and print advertising to heighten awareness and maximize the strength of our brand. These increases were offset by a $2.1 million decrease in other information technology costs.
Other Operating Expense (Income), Net
The following table shows other operating expense (income), net in dollars for the stated periods:

	Thirteen Weeks Ended
	July 30, 2011	July 31, 2010
	(in thousands)
Other operating expense (income), net	$402	$14,031
Other operating expense (income), net previously consisted primarily of fees paid to Golden Gate and Limited Brands under the Advisory Agreement and LLC Agreement, respectively. The $13.6 million decrease in the second quarter of 2011 compared to the second quarter of 2010 was primarily due to the termination of the Advisory Agreement and LLC Agreement with Golden Gate and Limited Brands, respectively, upon completion of our IPO on May 18, 2010.
Interest Expense
The following table shows interest expense in dollars for the stated periods:

	Thirteen Weeks Ended
	July 30, 2011	July 31, 2010
	(in thousands)
Interest expense	$10,510	$23,349

The $12.8 million decrease in interest expense in the second quarter of 2011 compared to the second quarter of 2010 resulted primarily from a $13.6 million loss on extinguishment of debt associated with the Term B Loan early repayment, $1.0 million in additional interest related to the interest rate swap that expired in August 2010, and $0.9 million of interest on the Term B Loan that was incurred prior to the early repayment, all of which occurred in the second quarter of 2010. These decreases from 2010 were partially offset by a $3.7 million loss on extinguishment of debt associated with the $24.2 million of Senior Notes repurchases and the Opco Revolving Credit Facility amendment in the second quarter of 2011.
Income Tax Expense (Benefit)
The following table shows income tax expense in dollars for the stated periods:

	Thirteen Weeks Ended
	July 30, 2011	July 31, 2010
	(in thousands)
Income tax expense (benefit)	$8,620	$(38,938)

The effective tax rate in the second quarter of 2011 was 40.6%. The effective income tax rate fluctuated significantly in the second quarter of 2010 due to a $31.8 million one-time, non-cash tax benefit, which was recorded as a result of becoming subject to taxation as a corporation, effective May 2, 2010, in connection with our IPO. We were previously treated as a partnership for tax purposes and, therefore, generally not subject to income taxes.

Results of Operations
The Twenty-Six Weeks Ended July 30, 2011 Compared to the Twenty-Six Weeks Ended July 31, 2010
The table below sets forth the various line items in the unaudited Consolidated Statements of Income and Comprehensive Income as a percentage of net sales for the twenty-six weeks ended July 30, 2011 and the twenty-six weeks ended July 31, 2010. Due to seasonal variations in the retail industry, the results of operations for any current period are not necessarily indicative of results expected for the full year or of future financial results. The seasonality of our operations may also lead to significant fluctuations in certain asset and liability accounts.

	Percentage of Net Sales Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010
Net sales	100%	100%
Cost of goods sold, buying, and occupancy costs	64%	66%
Gross profit	36%	34%
Selling, general, and administrative expenses	25%	26%
Other operating (income) expense, net	—%	2%
Operating income	11%	7%
Interest expense	2%	5%
Interest income	—%	—%
Other income, net	—%	—%
Income before income taxes	9%	2%
Income tax expense (benefit)	4%	(5)%
Net income	5%	6%
Net Sales

	Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010
Net sales (in thousands)	$913,418	$833,739
Comparable sales percentage increase (a)	7%	11%
Net sales per average gross square foot (b)	$161.21	$154.62
Total store square footage at end of period (in thousands) (b)	5,188	5,007
Number of:
Stores open at beginning of period	591	573
New stores	13	9
Closed stores	(5)	(5)
Stores open at end of period	599	577

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

Net sales increased $79.7 million from $833.7 million in the twenty-six weeks ended July 31, 2010 to $913.4 million in the twenty-six weeks ended July 30, 2011, a 10% increase. Comparable sales increased by $55.8 million, or 7%, in the twenty-six weeks ended July 30, 2011 compared to the twenty-six weeks ended July 31, 2010. The comparable sales increase was driven by a rise in average dollar sales during the period, as well as the continued growth in e-commerce sales. E-commerce sales in the twenty-six weeks ended July 30, 2011 increased $21.0 million, or 39%, to $75.6 million and represented 8% of net sales. Other revenue increased $2.2 million in the twenty-six weeks ended July 30, 2011 and totaled $9.8 million compared to other revenue of $7.6 million in the twenty-six weeks ended July 31, 2010. This increase was the result of more shipping and handling revenue related to e-commerce merchandise sales growth and additional income related to gift card breakage.

Gross Profit
The following table shows cost of sales and gross profit in dollars for the stated periods:

	Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010
	(in thousands)
Cost of goods sold, buying, and occupancy costs	$585,272	$546,516
Gross profit	$328,146	$287,223
The 150 basis point improvement in gross margin, or gross profit as a percentage of net sales, for the twenty-six weeks ended July 30, 2011 compared to the twenty-six weeks ended July 31, 2010 was comprised of 90 basis points of merchandise margin expansion and 60 basis points of buying and occupancy leverage. The merchandise margin expansion was primarily driven by average unit retail increases in certain categories, partially offset by average unit cost increases. We believe the improvement in merchandise margin was primarily driven by the execution of our go-to-market strategy.
Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars for the stated periods:

	Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010
	(in thousands)
Selling, general, and administrative expenses	$227,175	$213,846
The $13.3 million increase in selling, general, and administrative expenses in the twenty-six weeks ended July 30, 2011 compared to the twenty-six weeks ended July 31, 2010 was driven by a $9.2 million increase in payroll primarily from annual merit increases, increased share-based compensation expense, additional store payroll hours to support increased sales, and additional headcount at home office to support e-commerce and information technology. Also contributing to the increase was a $5.7 million increase in marketing expense as a result of additional investments in brand building initiatives, including television advertising and increased e-commerce and print advertising to heighten awareness and maximize the strength of our brand. These increases were offset by a $3.4 million decrease in other information technology costs.
Other Operating Expense (Income), Net
The following table shows other operating expense (income), net in dollars for the stated periods:

	Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010
	(in thousands)
Other operating expense (income), net	$(200)	$17,045
Other operating expense (income), net previously consisted primarily of fees paid to Golden Gate and Limited Brands under the Advisory Agreement and LLC Agreement, respectively. The $17.2 million decrease in the twenty-six weeks ended July 30, 2011 compared to the twenty-six weeks ended July 31, 2010 was primarily due to the termination of the Advisory Agreement and LLC Agreement with Golden Gate and Limited Brands, respectively, upon completion of our IPO on May 18, 2010.
Interest Expense
The following table shows interest expense in dollars for the stated periods:

	Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010
	(in thousands)
Interest expense	$21,515	$44,129

The $22.6 million decrease in interest expense in the twenty-six weeks ended July 30, 2011 compared to the twenty-six weeks ended July 31, 2010 resulted primarily from a $20.8 million loss on extinguishment of debt associated with Term C Loan and Term B Loan early repayments. In addition, for a portion of the twenty-six weeks ended July 31, 2010, we incurred interest on both the Senior Notes and the Topco Credit Facility, while in the current year we only incurred interest on the Senior Notes. This led to $7.2 million lower interest expense for the twenty-six weeks ended July 30, 2011. We also incurred $1.9 million of additional interest related to the interest rate swap, which expired in August 2010, during the twenty-six weeks ended July 30, 2010. These items were partially offset by a $7.2 million loss on extinguishment of debt associated with the $49.2 million of Senior Notes repurchases and the Opco Revolving Credit Facility amendment in the twenty-six weeks ended July 30, 2011.
Income Tax Expense (Benefit)
The following table shows income tax expense in dollars for the stated periods:

	Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010
	(in thousands)
Income tax expense (benefit)	$32,028	$(38,555)

The effective tax rate in the twenty-six weeks ended July 30, 2011 was 40.2%. The effective income tax rate for the twenty-six weeks ended July 31, 2010 fluctuated significantly due to a $31.8 million one-time, non-cash tax benefit which was recorded as a result of becoming subject to taxation as a corporation, effective May 2, 2010, in connection with our IPO. We were previously treated as a partnership for tax purposes and, therefore, not generally subject to income taxes.

On a full year basis, we anticipate our effective tax rate will be approximately 40.3%.  Our effective tax rate is sensitive to the domestic/international profit mix since we recorded a valuation allowance against deferred tax assets arising from the net operating loss of foreign subsidiaries.

Adjusted Net Income and Adjusted Earnings Per Diluted Share
The following table presents Adjusted Net Income and Adjusted Earnings Per Diluted Share for the stated periods:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(in thousands)		(in thousands)
Adjusted Net Income	$14,858	$7,057	$52,327	$46,484
Adjusted Earnings Per Diluted Share	$0.17	$0.08	$0.59	$0.56

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

	Thirteen Weeks Ended July 30, 2011
(in thousands, except per share amounts)	Net Income		Earnings per Diluted Share	Weighted Average Diluted Shares Outstanding
Reported GAAP measure	$12,620		$0.14	88,860
Interest expense (a)	2,238	*	0.03
Adjusted non-GAAP measure	$14,858		$0.17

(a)	Includes premium paid and accelerated amortization of debt issuance costs and debt discount related to $24.2 million Senior Notes repurchases and Opco Revolving Credit Facility amendment.

* Items were tax affected at our statutory rate of 39% for the thirteen weeks ended July 30, 2011.

	Thirteen Weeks Ended July 31, 2010
(in thousands, except per share amounts)	Net Income		Earnings per Diluted Share	Weighted Average Diluted Shares Outstanding
Reported GAAP measure	$22,114		$0.25	88,694
Transaction costs (a)	549	*	0.01
Advisory/LLC fees (b)	8,013	*	0.09
Interest expense (c)	8,188	*	0.09
Non-cash tax benefit (d)	$(31,807)		$(0.36)
Adjusted non-GAAP measure	$7,057		$0.08

(a)	Includes transaction costs primarily related to the IPO.

(b)	Includes fees paid to Golden Gate and Limited Brands for terminating advisory arrangements with them.

(c)	Includes prepayment penalty and accelerated amortization of debt issuance costs and debt discount related to early repayment of the Term B Loan in the thirteen weeks ended July 31, 2010.

(d)	Represents one-time, non-cash tax benefit in connection with our conversion to a corporation.

* Items were tax affected at our statutory rate of 39.9% for the thirteen weeks ended July 31, 2010.

	Twenty-Six Weeks Ended July 30, 2011
(in thousands, except per share amounts)	Net Income		Earnings per Diluted Share	Weighted Average Diluted Shares Outstanding
Reported GAAP measure	$47,633		$0.54	88,805
Transaction costs (a)	348	*	0.01
Interest expense (b)	4,346	*	0.04
Adjusted non-GAAP measure	$52,327		$0.59

(a)	Includes transaction costs primarily related to the 2011 secondary offering of common stock.

(b)	Includes premium paid and accelerated amortization of debt issuance costs and debt discount related to $49.2 million Senior Notes repurchases and Opco Revolving Credit Facility amendment.

* Items were tax affected at our statutory rate of 39% for the twenty-six weeks ended July 30, 2011.

	Twenty-Six Weeks Ended July 31, 2010
(in thousands, except per share amounts)	Net Income		Earnings per Diluted Share	Weighted Average Diluted Shares Outstanding
Reported GAAP measure	$52,675		$0.63	83,418
Transaction costs (a)	2,344	*	0.03
Advisory/LLC fees (b)	8,013	*	0.10
Interest expense (c)	15,259	*	0.18
Non-cash tax benefit (d)	(31,807)		(0.38)
Adjusted non-GAAP measure	$46,484		$0.56

(a)	Includes transaction costs related to the Senior Notes offering and the IPO.

(b)	Includes fees paid to Golden Gate and Limited Brands for terminating advisory arrangements with them.

(c)	Includes prepayment penalty and acceleration of amortization of debt issuance costs and debt discount related to early repayment of the Term C Loan and Term B Loan.

(d)	Represents one-time, non-cash tax benefit in connection with our conversion to a corporation.

* Items were tax affected at 1.2% for the thirteen weeks ended May 1, 2010 and at our statutory rate of 39.9% for the thirteen weeks ended July 31, 2010.

EBITDA and Adjusted EBITDA
The following table presents EBITDA and Adjusted EBITDA for the stated periods:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(in thousands)		(in thousands)
EBITDA	$48,086	$23,081	$134,025	$90,916
Adjusted EBITDA	$54,644	$45,874	$146,853	$122,186
EBITDA and Adjusted EBITDA are presented in this Quarterly Report on Form 10-Q and are supplemental measures of financial performance that are not required by, or presented in accordance with GAAP. EBITDA is defined as consolidated net income before depreciation and amortization, interest expense (net), including amortization of debt issuance costs and debt discounts and losses on debt extinguishment, and income taxes. Adjusted EBITDA is calculated in accordance with our existing credit agreements and is defined as EBITDA adjusted to exclude the items set forth in the table below.
EBITDA and Adjusted EBITDA are included in this Quarterly Report on Form 10-Q because they are key metrics used by management to assess our operating performance and Adjusted EBITDA is also used by lenders to evaluate our covenant compliance. Our $125.0 million secured term loan (the "Opco Term Loan") contains a leverage ratio covenant, and our Opco Revolving Credit Facility contains a fixed charge coverage ratio covenant that we must meet if we do not meet the excess availability requirement under the Opco Revolving Credit Facility. Both covenants are calculated based on Adjusted EBITDA. Non-compliance with the financial ratio covenants contained in the Opco Term Loan and the Opco Revolving Credit Facility could result in the acceleration of our obligations to repay all amounts outstanding under those agreements. The applicable interest rates on the Opco Term Loan are also based, in part, on our leverage ratio. In addition, the Opco Term Loan, Opco Revolving Credit Facility, and indenture governing the Senior Notes contain covenants that restrict, subject to certain exceptions, our ability to incur additional indebtedness or make restricted payments, such as dividends, based, in some cases, on our ability to meet leverage ratios or fixed charge coverage ratios. Adjusted EBITDA is a material component of these ratios.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(in thousands)		(in thousands)
Net income	$12,620	$22,114	$47,633	$52,675
Depreciation and amortization	16,338	16,557	32,854	32,668
Interest expense, net (a)	10,508	23,348	21,510	44,128
Income tax expense (benefit)	8,620	(38,938)	32,028	(38,555)
EBITDA	48,086	23,081	134,025	90,916
Non-cash deductions, losses, charges (b)	3,692	3,047	6,520	5,754
Non-recurring expenses (c)	—	1,296	—	2,090
Transaction expenses (d)	—	2,389	—	2,628
Permitted Advisory Agreement fees and expenses (e)	—	10,477	—	12,752
Non-cash expense related to equity incentives	2,607	2,007	4,753	3,570
Other adjustments allowable under our existing credit agreements (f)	259	3,577	1,555	4,476
Adjusted EBITDA	$54,644	$45,874	$146,853	$122,186

(a)	Includes interest income, amortization of debt issuance costs, amortization of debt discount, and loss on extinguishment of debt.

(b)
Adjustments made to reflect the net impact of non-cash expense items such as non-cash rent and expense associated with the change in fair value of our interest rate swap in accordance with our debt agreements.

(c)	Primarily includes expenses related to the development of stand-alone information technology systems in connection with our transition to a stand-alone company.

(d)	Represents costs incurred related to items such as the issuance of stock, recapitalizations, and incurrence of permitted indebtedness.

(e)	Includes fees and expenses related to consulting and management services provided by Golden Gate pursuant to the Advisory Agreement.

(f)	Reflects adjustments permitted under our existing credit agreements, including advisory fees paid to Limited Brands under the LLC Agreement.

Liquidity and Capital Resources
General
Our business relies on cash flows from operations as our primary source of liquidity. However, we do have access to additional liquidity, if needed, through borrowings under our Opco Revolving Credit Facility. Our primary cash needs are for merchandise inventories, payroll, store rent, capital expenditures associated with constructing and furnishing new stores and renovating existing stores, and information technology. The most significant components of our working capital are merchandise inventories, accounts payable, and other current liabilities. Our liquidity position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within a few days of the related sale and have 75 days to pay certain merchandise vendors and 45 days to pay the majority of our non-merchandise vendors.

In the twenty-six weeks ended July 30, 2011, we had the following significant cash transactions outside the normal course of business:

•	In the first quarter, we repurchased $25.0 million of Senior Notes on the open market at a price of 108.75% of the principal amount, or $27.2 million.

•	In the second quarter, we repurchased $24.2 million of Senior Notes on the open market at an average price of 109.21% of the principal amount, or $26.4 million.

As of July 30, 2011, we had cash and cash equivalents of approximately $144.6 million and $198.2 million of availability under our Opco Revolving Credit Facility.

Our cash position is seasonal as a result of building up inventory for the next selling season. Our cash balances generally increase during the summer selling season and then increase further during the holiday seasons. We believe that cash generated from operations and the availability of borrowings under our Opco Revolving Credit Facility or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures, and scheduled debt payments for at least the next 12 months.
Cash Flow Analysis
A summary of operating, investing, and financing activities are shown in the following table:

	Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010
	(in thousands)
Provided by operating activities	$41,252	$41,789
Used in investing activities	$(33,613)	$(28,181)
Used in financing activities	$(50,847)	$(161,080)
Net Cash Provided by Operating Activities
The majority of our operating cash inflows are derived from sales. Our operating cash outflows generally consist of payments to merchandise vendors (net of vendor allowances), employees for wages, salaries, and other employee benefits, and landlords for rent. Operating cash outflows also include payments for income taxes and interest payments on our long-term debt.

Net cash provided by operating activities was $41.3 million in the twenty-six weeks ended July 30, 2011 compared to $41.8 million in the twenty-six weeks ended July 31, 2010. Relative to the twenty-six weeks ended July 31, 2010, the decrease in cash provided by operations primarily related to the following:

•
Items in net income provided $89.7 million of cash during the twenty-six weeks ended July 30, 2011 compared to $65.8 million during the twenty-six weeks ended July 31, 2010. The increase in the current year was primarily driven by improved operating results of our business and lower interest expense. As discussed in the “Results of Operations” section above, this was primarily the result of higher average dollar transactions and the continued execution of our go-to-market strategy, as well as continued debt reduction. In addition, in the twenty-six weeks ended July 31, 2010, we made $16.9 million of payments to Golden Gate and Limited Brands related to the Advisory and LLC Agreements, respectively, as discussed further in Note 7 to the unaudited Consolidated Financial Statements. These items were offset by higher taxes in the current year as a result of improved operating results and the change in our tax status during the second quarter of 2010.

•
The increase in cash provided by operations discussed above was offset by $48.5 million of cash used for working capital increases during the twenty-six weeks ended July 30, 2011, compared to $24.0 million of cash used in the twenty-six weeks ended July 31, 2010. Working capital is subject to cyclical operating needs, the timing of receivable collections and payable and expense payments, and the seasonal fluctuations in our operations. The working capital increase in the twenty-six weeks ended July 30, 2011 was primarily attributable to higher payables and accrued liabilities, including amounts owed to related parties, in the twenty-six weeks ended July 31, 2010, partially offset by an increase in inventories in the twenty-six weeks ended July 30, 2011. The increase in inventories was primarily to support our e-commerce growth, new store openings, expansion of shoes, jewelry, and personal care categories, and strategic pre-positioning of fabric during the twenty-six weeks ended July 30, 2011. The changes in accounts payable and accrued liabilities were primarily the result of the timing of merchandise payments related to the timing of inventory receipts in the twenty-six weeks ended July 30, 2011 versus the twenty-six weeks ended July 31, 2010.

Net Cash Used in Investing Activities
Investing activities primarily consist of capital expenditures for new and remodel store construction and fixtures, store maintenance, information technology and home office renovations.

Net cash used in investing activities increased $5.4 million to $33.6 million in the twenty-six weeks ended July 30, 2011 compared to $28.2 million in the twenty-six weeks ended July 31, 2010. This increase was primarily driven by capital expenditures, gross of landlord allowances, attributed to new store openings and remodels totaling $31.3 million during the twenty-six weeks ended July 30, 2011 compared to $12.6 million during the twenty-six weeks ended July 31, 2010. The remaining capital expenditures primarily relate to information technology, store fixtures, and home office renovations.

For the remainder of 2011, we plan to open 14 new stores, including 8 in the United States and 6 in Canada.  We expect capital expenditures for the remainder of 2011 to be approximately $41.0 to $45.0 million, primarily driven by these new store openings. These capital expenditures do not include offsets for landlord allowances, which are expected to be approximately $10.0 to $14.0 million for the remainder of 2011 or approximately $18.0 to $22.0 million for the full year 2011.
Net Cash Used in Financing Activities
Net cash used in financing activities totaled $50.8 million and primarily consisted of $49.2 million of Senior Notes repurchases in the twenty-six weeks ended July 30, 2011.

The uses of cash in the twenty-six weeks ended July 31, 2010 primarily consisted of a $300.0 million repayment of the Topco Credit Facility, $261.0 million in distributions to equity holders prior to the IPO, and $18.5 million in costs related to the Senior Notes offering and IPO. These uses were offset by net proceeds of $246.5 million, net of original issue discount, received from the Senior Notes offering and $166.9 million, net of underwriters discount, received from the IPO.
For the remainder of 2011, $0.6 million of scheduled principal payments are due on the Opco Term Loan.
Credit Facilities

Opco Revolving Credit Facility
On July 29, 2011, Express Holding and its domestic subsidiaries entered into an amended and restated $200.0 million secured asset-based loan credit agreement. The Opco Revolving Credit Facility amends, restates, and extends the existing $200.0 million asset-based revolving credit facility, which was scheduled to expire on July 6, 2012.
The Opco Revolving Credit Facility is scheduled to expire on July 29, 2016 and allows for up to $30.0 million of swing line advances and up to $45.0 million to be available in the form of letters of credit. Borrowings under the Opco Revolving Credit Facility bear interest at a rate equal to either the rate appearing on Bloomberg L.P.'s Page BBAM1/(Official BBA USD Dollar Libor Fixings) (the “Eurodollar Rate”) plus an applicable margin rate or the highest of (1) the prime lending rate, (2) 0.50% per annum above the federal funds rate and (3) 1% above the Eurodollar Rate, in each case plus an applicable margin rate. The applicable margin rate is determined based on excess availability as determined by reference to the borrowing base. The applicable margin for Eurodollar Rate-based advances is 1.50%, 1.75%, or 2.00% if excess availability is greater than or equal to 66% of the borrowing base, less than 66% of the borrowing base but greater than or equal to 33% of the borrowing base, or less than 33% of the borrowing base, respectively. The applicable margin rate for base rate-based advances is 0.50%, 0.75%, or 1.00% if excess availability is greater than or equal to 66% of the borrowing base, less than 66% of the borrowing base but greater than or equal to 33% of the borrowing base, or less than 33% of the borrowing base, respectively. The borrowing base components are 90% of credit card receivables plus 90% of the liquidation value of eligible inventory plus 100% of borrowing base-eligible cash collateral (not to exceed 20% of the borrowing base) less certain reserves.
The unused line fee payable under the Opco Revolving Credit Facility is incurred at 0.375% per annum of the average daily unused revolving commitment during each quarter, payable quarterly in arrears on the first day of each May, August, November, and February. In the event that (1) an event of default has occurred or (2) excess availability plus eligible cash collateral is less than 12.5% of the borrowing base for five consecutive days, such unused line fees are payable on the first day of each month.
Interest payments under the Opco Revolving Credit Facility are due quarterly on the first day of each May, August, November, and February for base rate-based advances, provided, however, in the event that (1) an event of default has occurred or (2) excess availability plus eligible cash collateral is less than 12.5% of the borrowing base for five consecutive days, interest payments are due on the first day of each month. Interest payments under the Opco Revolving Credit Facility are due on the last day of the interest period for Eurodollar Rate-based advances for interest periods of one, two, and three months, and additionally every three months after the first day of the interest period for Eurodollar Rate-based advances for interest periods of greater than three months.
The Opco Revolving Credit Facility requires Express Holding and its subsidiaries to maintain a fixed charge coverage ratio of at least 1.0:1.0 if excess availability plus eligible cash collateral is less than 10% of the borrowing base for 15 consecutive days.

In addition, the Opco Revolving Credit Facility contains customary covenants and restrictions on Express Holding and its subsidiaries' activities, including, but not limited to, limitations on the incurrence of additional indebtedness; liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, and prepayment of other debt; distributions, dividends, and the repurchase of capital stock; transactions with affiliates; the ability to change the nature of its business or its fiscal year; the ability to amend the terms of the Opco Term Loan; and permitted activities of Express Holding. All obligations under the Opco Revolving Credit Facility are guaranteed by Express Holding and its domestic subsidiaries (that are not borrowers) and secured by a lien on substantially all of the assets of Express Holding and its domestic subsidiaries, provided that the liens on certain assets of Express Holding and its domestic subsidiaries are junior in priority to the liens securing the Opco Term Loan.
As of July 30, 2011, there were no borrowings outstanding and we had $198.2 million of excess availability under the Opco Revolving Credit Facility. We were not subject to the fixed charge coverage ratio covenant in the Opco Revolving Credit Facility at July 30, 2011 because excess availability plus eligible cash collateral exceeded 10% of the borrowing base.
In connection with amending and restating the existing $200.0 million asset-based revolving credit facility, we recognized a $0.3 million loss on extinguishment of debt attributed to unamortized debt issuance costs for the thirteen weeks ended July 30, 2011, which was recorded as interest expense in the unaudited Consolidated Statements of Income and Comprehensive Income and represents a non-cash adjustment to reconcile net income to net cash provided by operating activities within the unaudited Consolidated Statements of Cash Flows.
Opco Term Loan
On July 6, 2007, Express Holding and its subsidiaries entered into a $125.0 million secured term loan. The proceeds of these borrowings were used to finance, in part, the Golden Gate Acquisition and to pay transaction fees and expenses related to the Golden Gate Acquisition. Borrowings under the Opco Term Loan bear interest at a rate equal to LIBOR plus an applicable margin rate or the higher of The Wall Street Journal's prime lending rate and 0.50% per annum above the federal funds rate, plus an applicable margin rate.  On February 5, 2010, Express Holding and its subsidiaries entered into an amendment to the Opco Term Loan that became effective March 5, 2010 in connection with the Senior Notes offering.
The applicable margin rate is determined by Express Holding's leverage ratio of consolidated debt for borrowed money (net of cash and cash equivalents provided that no more than $75.0 million of cash and cash equivalents may be netted against consolidated debt for borrowed money for this purpose), including amounts drawn under letters of credit and any synthetic debt, to Adjusted EBITDA (“Leverage Ratio”), in effect on the first day of each interest period with respect to LIBOR-based advances and by the Leverage Ratio in effect from time to time with respect to base rate-based advances. The applicable margin rate for LIBOR-based advances is 4.25% per annum, or 4.00% if the Leverage Ratio is less than 1.00 to 1.00, and for base rate-based advances is 3.25% per annum, or 3.00% if the Leverage Ratio is less than 1.00 to 1.00. Additionally, these rates may be further increased by 50 basis points per annum in the event that Express, LLC fails to maintain, at the time of determination, a corporate family rating of B2 or better by Moody's Investors Service ("Moody's") and a corporate credit rating of B or better by Standard & Poor ("S&P"). As of July 30, 2011, the interest rate under the Opco Term Loan was 4.43%.
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

 The Opco Term Loan also requires that Express Holding maintain a Leverage Ratio for the most recently completed reporting period (last four consecutive quarters as of the end of each quarter) of not more than 1.75 to 1.00. Express Holding was in compliance with the covenant requirement as of July 30, 2011.
Senior Notes
On March 5, 2010, Express, LLC and Express Finance, as co-issuers, issued, in a private placement, $250.0 million of 8 3/4% Senior Notes due 2018 at an offering price of 98.599% of the face value of the Senior Notes. An affiliate of Golden Gate purchased $50.0 million of Senior Notes in the offering. Interest on the Senior Notes is payable on March 1 and September 1 of each year. A portion of the proceeds from the Senior Notes offering was used to prepay all of the $150.0 million Term C Loan outstanding under the Topco Credit Facility, plus prepayment penalties of $3.0 million and accrued and unpaid interest thereon of $1.9 million. The remaining proceeds, together with cash on hand, were used to make a cash distribution of approximately $230.0 million to our equity holders and pay related fees and expenses, including discounts and commissions to the initial purchasers of the Senior Notes, totaling $15.4 million. In connection with the Senior Notes offering, $10.8 million of costs were capitalized as debt issuance costs within other assets on the unaudited Consolidated Balance Sheets and will be amortized over the eight year term of the Senior Notes using the effective interest method. Unamortized debt issuance costs outstanding related to the Senior Notes as of July 30, 2011 were $7.4 million.

Prior to March 1, 2013, a portion of the Senior Notes may be redeemed at 108.75% of the principal amount plus accrued and unpaid interest with the net proceeds of certain equity offerings. At any time prior to March 1, 2014, the Senior Notes may be redeemed in part or in full at a redemption price equal to 100% of the principal amount plus a make-whole premium, calculated in accordance with the indenture governing the Senior Notes, and accrued and unpaid interest. On or after March 1, 2014, the Senior Notes may be redeemed in part or in full at the following percentages of the outstanding principal amount prepaid: 104.375% prior to March 1, 2015; 102.188% on or after March 1, 2015, but prior to March 1, 2016; and 100% on or after March 1, 2016. In the first quarter of 2011, $25.0 million of Senior Notes were repurchased on the open market at a price of 108.75% of the principal amount. In the second quarter of 2011, $24.2 million of Senior Notes were repurchased on the open market at an average price of 109.2% of the principal amount. Following these repurchases, the Golden Gate affiliate holds $10.0 million in face value of Senior Notes as of July 30, 2011.

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

Contractual Obligations
Other than the $49.2 million of Senior Notes repurchases in the first and second quarters of 2011 as discussed in Note 9, our contractual obligations and other commercial commitments did not change materially between January 29, 2011 and July 30, 2011.  For additional information regarding our contractual obligations as of January 29, 2011, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.
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
Interest Rate Risk
We are subject to interest rate risk in connection with borrowings under our Opco Term Loan. Our Opco Term Loan and Opco Revolving Credit Facility bear interest at variable rates. See "Liquidity and Capital Resources - Credit Facilities" for further information on the calculation of the rates. We did not borrow any amounts under the Opco Revolving Credit Facility during the second quarter of 2011. Borrowings under our Senior Notes bear interest at a fixed rate. For fixed rate debt, interest rate changes affect the fair value of such debt, but do not impact earnings or cash flow.
As of July 30, 2011, the interest rate on our Opco Term Loan outstanding balance was 4.43%. For the twenty-six weeks ended July 30, 2011, a 100 basis point change in interest rates would have increased or decreased interest expense by approximately $0.6 million.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 30, 2011.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
Information relating to legal proceedings is set forth in Note 12 to our unaudited Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.
Our risk factors as of July 30, 2011 have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended January 29, 2011 ("Annual Report") filed with the SEC on March 22, 2011. The risk factors disclosed in our Annual Report, in addition to the other information set forth in this Quarterly Report, could materially affect our business, financial condition or results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding the purchase of shares of our common stock made by or on behalf of us or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange Act of 1934, during each month of the quarterly period ended July 30, 2011 :

Month	Total Number of Shares Purchased (in thousands)		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs (3)
May 1, 2011 - May 28, 2011	5	(1)	$22.83	(1)	—	—
May 29, 2011 - July 2, 2011	—		$—		—	—
July 3, 2011 - July 30, 2011	3	(2)	$0.01	(2)	—	—
Total	8		$13.08		—	—

(1) Represent shares repurchased to cover tax withholdings related to certain restricted stock unit vestings.

(2)	Represent unvested restricted shares repurchased from employees who have left the Company, as permitted by the purchase agreements governing the shares.
(3) As of July 30, 2011, we do not have any authorization to repurchase stock in the open market nor any plans to do so.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.
Not applicable.

ITEM 6. EXHIBITS.
Exhibits. The following exhibits are filed or furnished with this Quarterly Report:

Exhibit Number	Exhibit Description
10.1
Amended and Restated $200,000,000 Asset-Based Loan Credit Agreement, dated as of July 29, 2011 among Express Holding, LLC, as Parent, Express, LLC, as Borrower, the Initial Lenders, Initial Issuing Bank and Swing Line Bank, Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, U.S. Bank National Association, as Syndication Agent and Wells Fargo Capital Finance, LLC, as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to Express, Inc.'s Current Report on Form 8-K, filed with the SEC on August 4, 2011 (File No. 001-34742)).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Financial Officer and Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document. *
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

* Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	September 2, 2011	EXPRESS, INC.

		By:	/s/ Matthew C. Moellering
Matthew C. Moellering, Executive Vice President,
Chief Administrative Officer, Chief Financial Officer,
Treasurer and Secretary