Form 10-Q
period 2011-10-29
EXPRESS, INC.
filed 2011-12-06
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 29, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock was 88,908,602 as of November 30, 2011.

FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	changes in consumer spending and general economic conditions;

•	our ability to identify and respond to new and changing fashion trends, customer preferences, and other related factors;

•	fluctuations in our sales and results of operations on a seasonal basis and due to a variety of other factors;

•	increased competition from other retailers;

•	the success of the malls and shopping centers in which our stores are located;

•	our dependence upon independent third parties to manufacture all of our merchandise;

•	the availability constraints and price volatility of raw materials used to manufacture our products;

•	interruptions of the flow of our merchandise from international manufacturers causing disruptions in our supply chain;

•	shortages of inventory, delayed shipments to our online customers, and harm to our reputation due to difficulties or shut-down of distribution facilities;

•	our reliance upon independent third-party transportation providers for substantially all of our product shipments;

•	our dependence upon key executive management;

•	our growth strategy, including our international expansion plan;

•	our dependence on a strong brand image;

•	our leasing substantial amounts of space;

•	the failure to find store employees that can effectively operate our stores;

•	our reliance on Limited Brands, Inc. ("Limited Brands") to provide us with certain key services for our business;

•	our reliance on information systems and any failure, inadequacy, interruption or security failure of those systems;

•	claims made against us resulting in litigation;

•	changes in laws and regulations applicable to our business;

•	our inability to protect our trademarks or other intellectual property rights;

•	our substantial indebtedness and lease obligations;

•	restrictions imposed by our indebtedness on our current and future operations;

•	fluctuations in energy costs;

•	changes in taxation requirements or the results of tax audits;

•	impairment charges on long-lived assets;

•	our failure to maintain adequate internal controls;

•	substantial costs as a result of being a public company; and

•	potential conflicts of interest with our principal stockholder.

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

EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	October 29, 2011	January 29, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$144,982	$187,762
Receivables, net	7,869	9,908
Inventories	278,540	185,209
Prepaid minimum rent	22,792	22,284
Other	34,571	22,130
Total current assets	488,754	427,293

PROPERTY AND EQUIPMENT	504,542	448,109
Less: accumulated depreciation	(280,759)	(236,790)
Property and equipment, net	223,783	211,319

TRADENAME/DOMAIN NAME	197,474	197,414
DEFERRED TAX ASSETS	3,933	5,513
OTHER ASSETS	16,205	21,210
Total assets	$930,149	$862,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$187,973	$85,843
Deferred revenue	18,335	25,067
Accrued bonus	6,523	14,268
Accrued expenses	91,595	91,792
Accounts payable and accrued expenses – related parties	4,207	79,865
Total current liabilities	308,633	296,835

LONG-TERM DEBT	316,906	366,157
OTHER LONG-TERM LIABILITIES	86,531	69,595
Total liabilities	712,070	732,587

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 88,968 shares and 88,736 shares issued at October 29, 2011 and January 29, 2011, respectively and 88,909 shares and 88,696 shares outstanding at October 29, 2011 and January 29, 2011, respectively	888	887
Additional paid-in capital	85,034	77,318
Accumulated other comprehensive loss	—	—
Retained earnings	132,260	51,957
Treasury stock – at average cost; 59 shares and 40 shares at October 29, 2011 and January 29, 2011, respectively	(103)	—
Total stockholders’ equity	218,079	130,162
Total liabilities and stockholders’ equity	$930,149	$862,749
See notes to unaudited consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
NET SALES	$486,784	$450,577	$1,400,202	$1,284,316
COST OF GOODS SOLD, BUYING, AND OCCUPANCY COSTS	310,816	286,254	896,088	832,770
Gross profit	175,968	164,323	504,114	451,546
OPERATING EXPENSES:
Selling, general, and administrative expenses	115,061	111,309	342,236	325,155
Other operating expense (income), net	34	799	(166)	17,844
Total operating expenses	115,095	112,108	342,070	342,999

OPERATING INCOME	60,873	52,215	162,044	108,547

INTEREST EXPENSE	6,328	7,570	27,843	51,699
INTEREST INCOME	(2)	(1)	(7)	(12)
OTHER INCOME, NET	(148)	(62)	(148)	(1,968)
INCOME BEFORE INCOME TAXES	54,695	44,708	134,356	58,828
INCOME TAX EXPENSE (BENEFIT)	22,025	18,407	54,053	(20,148)
NET INCOME	$32,670	$26,301	$80,303	$78,976

OTHER COMPREHENSIVE INCOME:
Foreign currency translation	2	—	—	—
COMPREHENSIVE INCOME	$32,672	$26,301	$80,303	$78,976

Pro forma income before income taxes (Note 11)				$58,828
Pro forma income tax expense (Note 11)				23,932
Pro forma net income (Note 11)				$34,896

EARNINGS PER SHARE:
Basic	$0.37	$0.30	$0.91	$0.94
Diluted	$0.37	$0.30	$0.90	$0.93

WEIGHTED AVERAGE SHARES OUTSTANDING (Note 1):
Basic	88,643	88,340	88,573	84,352
Diluted	88,903	88,680	88,838	85,173

PRO FORMA EARNINGS PER SHARE (Note 11):
Basic				$0.41
Diluted				$0.41

PRO FORMA WEIGHTED AVERAGE SHARES OUTSTANDING (Note 11):
Basic				84,352
Diluted				85,173
See notes to unaudited consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$80,303	$78,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,198	51,483
Loss on disposal of property and equipment	89	1,453
Change in fair value of interest rate swap	—	(1,968)
Share-based compensation	7,483	4,411
Non-cash loss on extinguishment of debt	2,744	8,781
Deferred taxes	(2,764)	(32,527)
Changes in operating assets and liabilities:
Receivables, net	2,043	(2,288)
Inventories	(93,325)	(68,629)
Accounts payable, deferred revenue, and accrued expenses	9,008	(716)
Accounts payable and accrued expenses – related parties	1,160	6,682
Other assets and liabilities	6,404	5,199
Net cash provided by operating activities	64,343	50,857

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(55,915)	(41,950)
Purchase of intangible assets	(60)	—
Net cash used in investing activities	(55,975)	(41,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Senior Notes	—	246,498
Net proceeds from equity offering	—	166,898
Repayments of long-term debt arrangements	(50,087)	(300,938)
Costs incurred in connection with debt arrangements and Senior Notes	(1,192)	(12,124)
Costs incurred in connection with equity offering	—	(6,498)
Proceeds from share-based compensation	234	—
Repurchase of common stock	(103)	—
Repayment of notes receivable	—	5,633
Distributions	—	(261,000)
Net cash used in financing activities	(51,148)	(161,531)

EFFECT OF EXCHANGE RATES ON CASH	—	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(42,780)	(152,624)
CASH AND CASH EQUIVALENTS, Beginning of period	187,762	234,404
CASH AND CASH EQUIVALENTS, End of period	$144,982	$81,780
See notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
(unaudited)

1. Description of Business and Basis of Presentation

Business Description

Express, Inc. (the "Company" or "Express") is a specialty apparel and accessories retailer of women's and men's merchandise, targeting the 20 to 30 year old customer. Express merchandise is sold through the Company's retail stores and website. As of October 29, 2011, Express operated 607 primarily mall-based stores in the United States, Canada, and Puerto Rico. Additionally, the Company earns royalties from 7 stores in the Middle East operated through a development agreement ("Development Agreement") with Alshaya Trading Co. ("Alshaya"). Under the Development Agreement, Alshaya operates stores that sell Express-branded apparel and accessories purchased directly from a wholly-owned subsidiary of the Company.

Fiscal Year

The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. All references herein to "2011" and "2010" represent the 52-week periods ended January 28, 2012 and January 29, 2011, respectively. All references herein to “the third quarter of 2011” and “the third quarter of 2010” represent the thirteen weeks ended October 29, 2011 and October 30, 2010, respectively.

Basis of Presentation

In connection with the initial public offering of the Company's common stock ("IPO") on May 12, 2010, Express Parent LLC ("Express Parent") converted into a Delaware corporation and changed its name from Express Parent LLC to Express, Inc. This conversion was effective May 2, 2010 for tax purposes. In connection with this conversion, all of the equity interests in Express Parent, which consisted of Class L, Class A, and Class C units, were converted into shares of the Company's common stock at a ratio of 0.702, 0.649, and 0.442, respectively. The accounting effects of the recapitalization, collectively referred to as the "Reorganization", are reflected retrospectively for all periods presented in the unaudited Consolidated Financial Statements.

Express owns all of the outstanding equity interests in Express Topco LLC ("Express Topco"), which owns all of the outstanding equity interests in Express Holding LLC ("Express Holding"). Express Holding owns all of the outstanding equity interests in Express, LLC and Express Finance Corp. ("Express Finance"). Express, LLC conducts the operations of the Company and was a division of Limited Brands until it was acquired by an affiliate of Golden Gate Private Equity, Inc. ("Golden Gate") in 2007 (the "Golden Gate Acquisition"). Express Finance was formed on January 28, 2010, solely for the purpose of serving as co-issuer of the 8 3/4% Senior Notes ("Senior Notes") issued on March 5, 2010 and described in Note 9.

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for 2011. Therefore, these statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended January 29, 2011, included in the Company's Annual Report on Form 10-K, filed with the SEC.

Principles of Consolidation

The unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

2. Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 clarifies and changes the application of various fair value measurement principles and disclosure requirements and will be effective for the Company in the first quarter of 2012. The Company has assessed the updated guidance and expects adoption to have no impact on its consolidated financial position or results of operations.

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

3. Segment Reporting

The Company defines an operating segment on the same basis that it uses to evaluate performance internally. The Company has determined that the Chief Executive Officer is its Chief Operating Decision Maker and that there is one operating segment. Therefore, the Company reports results as a single segment, which includes Express brick-and-mortar retail stores and e-commerce operations.

The following is information regarding the Company's major product classes and sales channels:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Classes:	(in thousands)		(in thousands)
Apparel	$440,792	$408,574	$1,267,240	$1,161,368
Accessories and other	41,542	38,147	118,696	111,500
Other revenue	4,450	3,856	14,266	11,448
Total net sales	$486,784	$450,577	$1,400,202	$1,284,316

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Channels:	(in thousands)		(in thousands)
Stores	$436,683	$414,278	$1,264,653	$1,185,821
E-commerce	45,651	32,443	121,283	87,047
Other revenue	4,450	3,856	14,266	11,448
Total net sales	$486,784	$450,577	$1,400,202	$1,284,316
Other revenue consists primarily of shipping and handling revenue related to e-commerce activity, gift card breakage, and royalties from the Development Agreement.

4. Earnings Per Share

The weighted-average shares used to calculate basic and diluted earnings per share for the thirty-nine weeks ended October 30, 2010 have been retroactively adjusted based on the Reorganization (see Note 1).
The following table provides a reconciliation between basic and diluted earnings per share:

	Thirteen Weeks Ended October 29, 2011			Thirteen Weeks Ended October 30, 2010
(in thousands, except per share amounts)	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic EPS	$32,670	88,643	$0.37	$26,301	88,340	$0.30
Effect of dilutive securities:
Restricted shares, restricted stock units, and stock options	—	260	—	—	340	—
Diluted EPS	$32,670	88,903	$0.37	$26,301	88,680	$0.30

	Thirty-Nine Weeks Ended October 29, 2011			Thirty-Nine Weeks Ended October 30, 2010
(in thousands, except per share amounts)	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic EPS	$80,303	88,573	$0.91	$78,976	84,352	$0.94
Effect of dilutive securities:
Restricted shares, restricted stock units, and stock options	—	265	(0.01)	—	821	(0.01)
Diluted EPS	$80,303	88,838	$0.90	$78,976	85,173	$0.93
Stock options and restricted stock units to purchase 2.0 million and 2.3 million shares of common stock were not included in the computation of diluted EPS for the thirteen and thirty-nine weeks ended October 29, 2011, respectively, as to do so would have been anti-dilutive. Stock options to purchase 1.3 million shares of common stock were not included in the computation for the thirteen and thirty-nine weeks ended October 30, 2010, as to do so would have been anti-dilutive.

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
The following table presents the Company's assets measured at fair value on a recurring basis as of October 29, 2011 and January 29, 2011, respectively, aggregated by level in the fair value hierarchy within which those measurements fall.

	October 29, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
U.S. treasury securities funds	$123,063	$—	$—	$123,063

	January 29, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
U.S. treasury securities funds	$168,929	$—	$—	$168,929
The carrying amounts reflected on the unaudited Consolidated Balance Sheets for cash, cash equivalents, receivables, prepaid expenses, and payables approximated their fair values as of October 29, 2011 and January 29, 2011.

6. Intangible Assets
The significant components of intangible assets are as follows:

	October 29, 2011		January 29, 2011
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(in thousands)
Tradename	$196,144	$—	$196,144	$—
Internet domain name/other	1,330	—	1,270	—
Net favorable lease obligations	19,750	(15,831)	19,750	(14,449)
Credit card relationships & customer lists	4,766	(4,766)	4,766	(4,317)
	$221,990	$(20,597)	$221,930	$(18,766)
The Company's tradename and internet domain name have indefinite lives. Net favorable lease obligations, credit card relationships, and customer lists have finite lives and are amortized over a period of up to 7 years, 4 years, and 2 years, respectively, and are included in other assets on the unaudited Consolidated Balance Sheets. Amortization expense totaled $0.4 million and $1.8 million during the thirteen and thirty-nine weeks ended October 29, 2011, respectively; and $0.9 million and $3.0 million during the thirteen and thirty-nine weeks ended October 30, 2010, respectively.

7. Related Party Transactions
Transactions with Limited Brands

On July 29, 2011, Limited Brands divested its remaining ownership in the Company and, as a result of this disposition, Limited Brands and their affiliates were no longer related parties as of the end of the second quarter of 2011. The 2011 related party activity with Limited Brands and their affiliates described below includes only those expenses transacted prior to Limited Brands' disposition of the Company's common stock.

The Company incurred charges from affiliates of Limited Brands, including Mast Global Logistics ("Mast"), for various transaction services, including home office rent, which is included in selling, general, and administrative expenses. The costs of merchandise sourcing services and logistics services, including distribution center rent, are included in cost of goods sold, buying, and occupancy costs. The amounts included in the unaudited Consolidated Statements of Income and Comprehensive Income are as follows:

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	October 30, 2010	October 29, 2011	October 30, 2010
	(in thousands)	(in thousands)
Merchandise Sourcing	$119,058	$198,162	$309,959
Transaction and Logistics Services	$13,855	$24,788	$44,397
The Company’s outstanding liability related to merchandise sourcing and transaction and logistics services provided by Limited Brands, including Mast, included in accounts payable and accrued expenses – related parties on the unaudited Consolidated Balance Sheets was $68.3 million and $8.6 million, respectively, as of January 29, 2011.
Prior to the IPO, under the Limited Liability Company Agreement of Express Parent ("LLC Agreement"), Limited Brands was entitled to receive a cash payment at the same time payments were made under an advisory agreement with Golden Gate ("Advisory Agreement") equal to the product of (i) the amount of the fees actually paid in cash under the Advisory Agreement and (ii) the quotient of the number of units held by Limited Brands over the number of units held by Golden Gate at the time of payment of such Advisory Agreement fees. Effective May 12, 2010, the LLC Agreement, including the advisory arrangement with Limited Brands, was terminated in connection with the Company’s conversion to a corporation and IPO. The Company paid Limited Brands a one-time termination fee of $3.3 million in the second quarter of 2010 in connection with the termination of the LLC Agreement and has made no payments subsequent to this termination.
The Company incurred the following charges from Limited Brands related to advisory fees and the termination of the LLC Agreement. These charges are included in other operating expense (income), net, in the unaudited Consolidated Statements of Income and Comprehensive Income:

	Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010
	(in thousands)
Limited Brands LLC Agreement Fee (including termination fee)	$—	$4,156
As a result of the termination of the LLC Agreement, the Company had no financial obligation to Limited Brands related to this agreement as of October 29, 2011 or January 29, 2011.
Transactions with Golden Gate
In connection with the Golden Gate Acquisition, the Company entered into an Advisory Agreement with Golden Gate that was originally scheduled to expire in July 2017. Pursuant to the Advisory Agreement, the Company paid Golden Gate an annual management fee equal to the greater of (i) $2.0 million per fiscal year or (ii) 3% of adjusted EBITDA of Express Holding. Additionally, the Company reimbursed Golden Gate for reasonable out-of-pocket expenses incurred as a result of providing on-going advisory services. Effective May 12, 2010, the Advisory Agreement was terminated in connection with the Company’s conversion to a corporation and IPO. The Company paid Golden Gate a one-time termination fee of $10.0 million in the second quarter of 2010 in connection with the termination of the Advisory Agreement and has made no payments subsequent to this termination.
The Company incurred the following charges from Golden Gate related to advisory fees, out-of-pocket expenses, and the termination of the Advisory Agreement. These charges are included in other operating expense (income), net in the unaudited Consolidated Statements of Income and Comprehensive Income:

	Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010
	(in thousands)
Advisory fees and out-of-pocket expenses (including Advisory Agreement termination fee)	$—	$12,752
As a result of the termination of the Advisory Agreement, the Company had no financial obligation to Golden Gate related to this agreement as of October 29, 2011 or January 29, 2011.
Transactions with Other Golden Gate Affiliates
The Company also transacts with affiliates of Golden Gate for e-commerce warehouse and fulfillment services, software license purchases, and consulting and software maintenance services. The Company incurred the following charges, included primarily in cost of goods sold, buying, and occupancy costs in the unaudited Consolidated Statements of Income and Comprehensive Income:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	(in thousands)		(in thousands)
E-commerce warehouse and fulfillment	$7,305	$1,153	$21,209	$6,315
Software licenses and maintenance and consulting	$55	$33	$198	$259
In March 2010, the Company elected to prepay its e-commerce service provider, a Golden Gate affiliate, $10.2 million for services from April 2010 through January 2011 in exchange for a discount on those services. This prepaid amount was expensed as services were rendered with $3.0 million and $7.0 million being included primarily in cost of goods sold, buying, and occupancy costs in the unaudited Consolidated Statements of Income and Comprehensive Income during the thirteen and thirty-nine weeks ended October 30, 2010, respectively. The prepaid balance related to this Golden Gate affiliate was fully amortized as of January 29, 2011.
The Company’s outstanding liability to other Golden Gate affiliates, included in accounts payable and accrued expenses - related parties on the unaudited Consolidated Balance Sheets, was $4.2 million and $3.0 million as of October 29, 2011 and

January 29, 2011, respectively.
In December 2009, the Company began providing real estate services to multiple Golden Gate affiliates. Income recognized for these services during the thirteen and thirty-nine weeks ended October 29, 2011 was $0.1 million and $0.4 million, respectively. Income recognized for these services during the thirteen and thirty-nine weeks ended October 30, 2010 was $0.1 million and $0.3 million, respectively. The Company's receivable balance related to these services was $0.1 million as of October 29, 2011 and January 29, 2011.
As part of the prepayment in full of the 14.5% Topco Term C Loan ("Term C Loan") in February 2010, an affiliate of Golden Gate received a payment consisting of $50.0 million of principal, $0.6 million of interest, and a $1.0 million prepayment penalty. As part of the prepayment in full of the 13.5% Topco Term B Loan ("Term B Loan") in May 2010, an affiliate of Golden Gate received a payment consisting of $58.3 million of principal, $2.1 million of interest, and a $3.5 million prepayment penalty. Total interest expense on the Term C Loan and Term B Loan, collectively referred to as the "Topco Credit Facility", attributed to Golden Gate affiliates was $2.7 million during the thirty-nine weeks ended October 30, 2010. The Company did not incur any interest expense under the Topco Credit Facility during the thirteen and thirty-nine week periods ended October 29, 2011 due to the termination of the Topco Credit Facility in the first half of 2010.

During the first and second quarters of 2011, the Company repurchased $25.0 million and $24.2 million of the Senior Notes, respectively, in open market transactions. Of the $49.2 million of Senior Notes repurchased, $40.0 million were held by a Golden Gate affiliate, leaving $10.0 million of Senior Notes owned by a Golden Gate affiliate outstanding as of October 29, 2011. Interest expense incurred on the Senior Notes attributable to the Golden Gate affiliate was $0.2 million and $1.5 million during the thirteen and thirty-nine weeks ended October 29, 2011, respectively; and $1.1 million and $3.0 million during the thirteen and thirty-nine weeks ended October 30, 2010, respectively.

8. Income Taxes

Prior to May 2, 2010, the Company was treated as a partnership for federal income tax purposes, and therefore had not been subject to federal and state income tax (subject to exception in a limited number of state and local jurisdictions). On May 12, 2010, the Company elected to be treated as a corporation under Subchapter C of Chapter 1 of the United States Internal Revenue Code, effective May 2, 2010 and was therefore subject to federal and state tax expense beginning May 2, 2010.
The Reorganization, for tax purposes, was deemed a contribution by Express Parent of its assets and liabilities to the Company, followed by the liquidation of Express Parent. The Reorganization resulted in a taxable gain to Express Parent. Except in those few jurisdictions where Express Parent was taxed directly, the taxable gain flowed through to the members due to Express Parent's partnership tax treatment. The taxable gain correspondingly increased the tax basis in the assets acquired by the Company in the Reorganization. Also, as a result of the Reorganization, the Company had a liability due to a management holding company totaling $0.8 million as of January 29, 2011. The Company settled this liability by making a final cash payment during the first quarter of 2011. Additionally, the Company had a net liability of $3.5 million comprised of a $4.8 million gross liability payable to a Golden Gate entity and a $1.3 million gross receivable due from taxing authorities. The Company settled the liability due to Golden Gate by making a final cash payment during the second quarter of 2011.
The provision for income taxes is based on a current estimate of the annual effective tax rate adjusted to reflect the impact of discrete items.  The Company's quarterly effective tax rate does not reflect a benefit associated with losses related to certain foreign subsidiaries. The Company's effective tax rate was 40.3% and 41.2% for the thirteen weeks ended October 29, 2011 and October 30, 2010, respectively.
The Company's effective tax rate was 40.2% and (34.2)% for the thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively. The increase in the effective rate is primarily a result of the Company's conversion to a corporation in connection with its IPO in the second quarter of 2010 and the recognition of a one-time tax benefit of $31.8 million in conjunction with the corporate reorganization.
The Company recorded a valuation allowance against the deferred tax assets arising from the net operating loss of foreign subsidiaries.  As of October 29, 2011 and January 29, 2011, the valuation allowance was approximately $0.3 million and $0.1 million, respectively. No other valuation allowances have been provided for deferred tax assets because management believes that it is more-likely-than-not that the full amount of the net deferred tax assets will be realized in the future.
The Company does not expect material adjustments to the total amount of unrecognized tax benefits within the next twelve months, but the outcome of tax matters is uncertain and unforeseen results can occur.

9. Debt
Borrowings outstanding consisted of the following:

	October 29, 2011	January 29, 2011
	(in thousands)
Opco Term Loan	$119,688	$120,625
8 3/4% Senior Notes	200,850	250,000
Debt discount on Senior Notes	(2,382)	(3,218)
Total debt	318,156	367,407
Short term portion of debt	(1,250)	(1,250)
Total long-term debt	$316,906	$366,157

Opco Revolving Credit Facility
On July 29, 2011, Express Holding and its domestic subsidiaries entered into an Amended and Restated $200.0 million secured Asset-Based Loan Credit Agreement (the "Opco Revolving Credit Facility"). The Opco Revolving Credit Facility amended, restated, and extended the existing $200.0 million asset-based revolving credit facility, which was scheduled to expire on July 6, 2012. In connection with the amendment, the Company incurred $1.2 million of debt issuance costs that is being amortized on a straight-line basis through July 2016.
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
In connection with amending and restating the existing $200.0 million asset-based revolving credit facility, the Company recognized a $0.3 million loss on extinguishment of debt attributed to the write-off of unamortized debt issuance costs for the thirty-nine weeks ended October 29, 2011, which was recorded as interest expense in the unaudited Consolidated Statements of Income and Comprehensive Income and represents a non-cash adjustment to reconcile net income to net cash provided by operating activities within the unaudited Consolidated Statements of Cash Flows.
As of October 29, 2011, there were no borrowings outstanding and approximately $198.2 million available under the Opco Revolving Credit Facility.
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

During the first and second quarters of 2011, Express, LLC repurchased $25.0 million and $24.2 million of the Senior Notes, respectively, in open market transactions. Of the $49.2 million of Senior Notes repurchased, $40.0 million were held by a Golden Gate affiliate, leaving $10.0 million of unregistered Senior Notes held by a Golden Gate affiliate outstanding as of October 29, 2011. Express, LLC received a written waiver from the Golden Gate affiliate in regards to the requirement to register the remaining $10.0 million of Senior Notes.

Loss on Extinguishment

In connection with the Senior Notes repurchases in the first and second quarters of 2011, the Company recognized a $6.9 million loss on extinguishment of debt which was recorded as interest expense in the unaudited Consolidated Statements of Income and Comprehensive Income. Of this loss on extinguishment, the premium on the repurchases represented $4.4 million. The remaining loss on extinguishment was attributable to the unamortized debt issuance costs and unamortized discount write-offs totaling $2.5 million. The unamortized debt issuance costs and unamortized discount write-offs are presented as a non-cash adjustment to reconcile net income to net cash provided by operating activities within the unaudited Consolidated Statements of Cash Flows.

Fair Value of Debt
The fair value of the Opco Term Loan was estimated using quoted market prices for similar debt issues. The fair value of the Senior Notes was determined using quoted market prices. As of October 29, 2011, the fair value of the Opco Term Loan and Senior Notes was $129.3 million and $209.9 million, respectively.
Letters of Credit

The Company periodically enters into various trade letters of credit ("trade LCs") in favor of certain vendors to secure merchandise. These trade LCs are issued for a defined period of time, for specific shipments, and generally expire 3 weeks after the merchandise shipment date. As of October 29, 2011 and January 29, 2011, there were no outstanding trade LCs. Additionally, the Company enters into stand-by letters of credit ("stand-by LCs") on an as-needed basis to secure merchandise and fund other general and administrative costs. As of October 29, 2011 and January 29, 2011, outstanding stand-by LCs totaled $1.8 million.

10. Share-Based Compensation

The following summarizes our share-based compensation expense:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	(in thousands)		(in thousands)
Stock options	$1,669	$723	$4,798	$1,341
Restricted stock units and restricted stock	1,049	28	2,529	50
Restricted shares (Pre-IPO)	12	90	156	3,020
Total share-based compensation	$2,730	$841	$7,483	$4,411

Stock Options
During the thirty-nine weeks ended October 29, 2011, the Company granted stock options under the Express, Inc., 2010 Incentive Compensation Plan (the "2010 Plan"). The majority of the options granted vest 25% per year over 4 years and have a 10 year contractual life.
The Company's activity with respect to stock options for the thirty-nine weeks ended October 29, 2011 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding, January 29, 2011	1,383	$16.94
Granted	1,433	$18.72
Exercised	(14)	$17.00
Forfeited	(59)	$17.26
Outstanding, October 29, 2011	2,743	$17.86	9.0	$14,211
Expected to vest as of October 29, 2011	2,389	$17.97	9.0	$12,125
Exercisable as of October 29, 2011	305	$16.96	8.5	$1,857
The following provides additional information regarding the Company's stock options:

	Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010
	(in thousands, except per share amounts)
Weighted average grant date fair value of options granted	$9.96	$9.19
Total intrinsic value of options exercised	$77	$—
As of October 29, 2011, there was $19.1 million of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of approximately 1.9 years.
The Company uses the Black-Scholes-Merton option-pricing model for valuation of stock options granted to employees and directors. The Company's determination of the fair value of stock options is affected by the Company's stock price as well as a number of subjective and complex assumptions. These assumptions include the Company's expected stock price volatility over the term of the awards, expected term of the awards, dividend yield, and risk-free interest rate.

The fair value of stock options was estimated at the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions:

	Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010
Risk-free interest rate (1)	1.39%	2.84%
Price Volatility (2)	55%	54%
Expected term (years) (3)	6.25	6.25
Dividend yield (4)	—	—

(1)	Represents the yield on U.S. Treasury securities with a term consistent with the expected term of the stock options.

(2)
As the Company's stock has a limited history of being publicly traded, this was based on the historical volatility of selected comparable companies over a period consistent with the expected term of the stock options. Comparable companies were selected primarily based on industry, stage of life cycle, and size.

(3)
Calculated utilizing the “simplified” methodology prescribed by Staff Accounting Bulletin No. 107 due to the lack of historical exercise data necessary to provide a reasonable basis upon which to estimate the term.

(4)	Based on the fact that the Company does not currently plan on paying regular dividends.

Restricted Stock Units and Restricted Stock

During the thirty-nine weeks ended October 29, 2011, the Company granted restricted stock units (“RSUs”) and restricted stock under the 2010 Plan. The fair value of the RSUs and restricted stock is determined based on the Company's stock price on the date of grant. The Company's activity with respect to RSUs and restricted stock for the thirty-nine weeks ended October 29, 2011 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value
	(in thousands, except per share amounts)
Unvested, January 29, 2011	44	$4.88
Granted	926	$18.93
Vested	(14)	$7.67
Forfeited	(10)	$15.14
Unvested, October 29, 2011	946	$18.49
The total fair value of RSUs and restricted stock that vested during the thirty-nine weeks ended October 29, 2011 was $0.1 million. No RSUs or restricted stock vested during 2010. As of October 29, 2011, there was $14.7 million of unrecognized compensation expense related to unvested RSUs and restricted stock, which is expected to be recognized over a weighted average period of approximately 2.2 years.
Restricted Shares (Pre-IPO)
The Company's activity with respect to restricted shares for the thirty-nine weeks ended October 29, 2011 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value
	(in thousands, except per share amounts)
Unvested, January 29, 2011	220	$1.03
Granted	—	$—
Vested	(173)	$1.07
Repurchased	(11)	$0.90
Unvested, October 29, 2011	36	$0.90
The total fair value of restricted shares that vested during the thirty-nine weeks ended October 29, 2011 and October 30, 2010 was $0.2 million and $2.9 million, respectively.
As of October 29, 2011, there was less than $0.1 million of unrecognized compensation expense related to unvested restricted shares, which is expected to be recognized over a weighted average period of approximately 0.6 years.

11. Pro forma Information
The pro forma net income applied in computing pro forma earnings per share for the thirty-nine weeks ended October 30, 2010 is based on the Company’s historical net income as adjusted to reflect the Company’s conversion to a corporation as if it had occurred as of the beginning of 2010. In connection with the Reorganization, effective May 2, 2010, the Company became taxed as a corporation. The Company was previously treated as a partnership for tax purposes, and therefore generally not subject to federal income tax. The pro forma net income includes adjustments for income tax expense as if the Company had been a corporation at an assumed combined federal, state, and local income tax rate of 40.9% for the first quarter of 2010. The pro forma net income for the thirty-nine weeks ended October 30, 2010 also eliminates the non-cash deferred tax benefit of $31.8 million as a non-recurring item related to the Reorganization (see Note 1).

12. Commitments and Contingencies

Express was named as a defendant in a purported class action lawsuit alleging various California state labor law violations. The complaint was originally filed on February 18, 2009, and amended complaints were subsequently filed. To avoid the expense and uncertainty of further litigation with respect to this matter, on March 31, 2011, the Company entered into a settlement agreement to resolve all claims of the plaintiff and other similarly situated class members that were asserted or could have been asserted based on the factual allegations in the final amended complaint for the case. In September 2011, the court granted final approval of the settlement, and in November 2011, the Company paid all amounts due under the settlement. The accrual was adjusted to the actual payment amount in the unaudited Consolidated Balance Sheet as of October 29, 2011. The adjustment was not material to the financial statements.

In a complaint filed on July 7, 2011, Express was named as a defendant in a purported nationwide class action lawsuit alleging violations of the Fair Labor Standards Act and of applicable state wage and hour statutes related to alleged off-the-clock work. The lawsuit seeks unspecified monetary damages and attorneys' fees. Express is vigorously defending these claims. At this time, Express is not able to predict the outcome of this lawsuit or the amount of any loss that may arise from it.

The Company is subject to various other claims and contingencies arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company's results of operations, financial condition, or cash flows.

13. Guarantor Subsidiaries
On March 5, 2010, Express, LLC and Express Finance (the “Subsidiary Issuers”), both wholly-owned indirect subsidiaries of the Company, issued the Senior Notes. The Company (“Guarantor”) and certain of the Company’s indirect wholly-owned subsidiaries (“Guarantor Subsidiaries”) have guaranteed, on a joint and several basis, the Company’s obligations under the Senior Notes. The guarantees are not full and unconditional because Guarantor Subsidiaries can be released and relieved of their obligations under certain circumstances contained in the indenture governing the Senior Notes. These circumstances include the following, so long as other applicable provisions of the indenture are adhered to: any sale or other disposition of all or substantially all of the assets of any Guarantor Subsidiary, any sale or other disposition of capital stock of any Guarantor Subsidiary, or designation of any restricted subsidiary that is a Guarantor Subsidiary as an unrestricted subsidiary.
The following consolidating schedules present the condensed financial information on a combined basis.

13. Guarantor Subsidiaries (continued)

EXPRESS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Amounts in Thousands)
(Unaudited)

	October 29, 2011
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$1,616	$143,020	$—	$346	$—	$144,982
Receivables, net	—	6,547	—	1,322	—	7,869
Inventories	—	276,430	—	2,110	—	278,540
Prepaid minimum rent	—	22,632	—	160	—	22,792
Intercompany receivable	—	6,327	16,669	—	(22,996)	—
Other	17	34,548	—	6	—	34,571
Total current assets	1,633	489,504	16,669	3,944	(22,996)	488,754
Property and equipment, net	—	221,239	—	2,544	—	223,783
Tradename/domain name	—	197,474	—	—	—	197,474
Investment in subsidiary	215,063	1,196	—	209,560	(425,819)	—
Deferred tax asset	968	2,072	—	893		3,933
Other assets	—	16,201	—	4	—	16,205
Total assets	$217,664	$927,686	$16,669	$216,945	$(448,815)	$930,149
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$187,690	$—	$283	$—	$187,973
Deferred revenue	—	4,968	13,356	11	—	18,335
Accrued bonus	—	6,520	—	3	—	6,523
Accrued expenses	(577)	96,618	—	(4,446)	—	91,595
Accounts payable and accrued expenses—related parties	—	4,207	—	—	—	4,207
Intercompany payable	—	16,669	—	6,327	(22,996)	—
Total current liabilities	(577)	316,672	13,356	2,178	(22,996)	308,633
Long-term debt	—	316,906	—	—	—	316,906
Other long-term liabilities	162	84,548	—	1,821	—	86,531
Total liabilities	(415)	718,126	13,356	3,999	(22,996)	712,070
Commitments and Contingencies (Note 12)
Total stockholders’ equity	218,079	209,560	3,313	212,946	(425,819)	218,079
Total liabilities and stockholders’ equity	$217,664	$927,686	$16,669	$216,945	$(448,815)	$930,149

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

13. Guarantor Subsidiaries (continued)

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands)
(Unaudited)

	Thirteen Weeks Ended October 29, 2011
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$485,837	$—	$947	$—	$486,784
Cost of goods sold, buying, and occupancy costs	—	309,172	—	1,644	—	310,816
Gross profit	—	176,665	—	(697)	—	175,968
Selling, general, and administrative expenses	252	113,425	(44)	1,428	—	115,061
Other operating expense (income), net	—	34	—	—	—	34
Operating income (loss)	(252)	63,206	44	(2,125)	—	60,873
Interest expense	—	6,328	—	—	—	6,328
Interest income	—	(2)	—	—	—	(2)
(Income) loss in subsidiary	(32,927)	1,931	—	(32,927)	63,923	—
Other income, net	—	—	—	(148)	—	(148)
Income (loss) before income taxes	32,675	54,949	44	30,950	(63,923)	54,695
Income tax expense (benefit)	3	22,022	—	—	—	22,025
Net income (loss)	$32,672	$32,927	$44	$30,950	$(63,923)	$32,670

Foreign currency translation	—	—	—	2	—	2
Comprehensive income	$32,672	$32,927	$44	$30,952	$(63,923)	$32,672

13. Guarantor Subsidiaries (continued)

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands)
(Unaudited)

	Thirteen Weeks Ended October 30, 2010
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$450,577	$—	$—	$—	$450,577
Cost of goods sold, buying, and occupancy costs	—	286,254	—	—	—	286,254
Gross profit	—	164,323	—	—	—	164,323
Selling, general, and administrative expenses	322	111,042	(55)	—	—	111,309
Other operating expense (income), net	—	799	—	—	—	799
Operating income (loss)	(322)	52,482	55	—	—	52,215
Interest expense	—	7,570	—	—	—	7,570
Interest income	—	(1)	—	—	—	(1)
(Income) loss in subsidiary	(26,622)	(55)	—	(26,650)	53,327	—
Other income, net	—	(62)	—	—	—	(62)
Income (loss) before income taxes	26,300	45,030	55	26,650	(53,327)	44,708
Income tax expense (benefit)	(1)	18,380	—	28	—	18,407
Net income (loss)	$26,301	$26,650	$55	$26,622	$(53,327)	$26,301

Foreign currency translation	—	—	—	—	—	—
Comprehensive income	$26,301	$26,650	$55	$26,622	$(53,327)	$26,301

13. Guarantor Subsidiaries (continued)

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands)
(Unaudited)

	Thirty-Nine Weeks Ended October 29, 2011
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$1,399,255	$—	$947	$—	$1,400,202
Cost of goods sold, buying, and occupancy costs	—	894,348	—	1,740	—	896,088
Gross profit	—	504,907	—	(793)	—	504,114
Selling, general, and administrative expenses	1,207	339,723	(166)	1,472	—	342,236
Other operating expense (income), net	—	(166)	—	—	—	(166)
Operating income (loss)	(1,207)	165,350	166	(2,265)	—	162,044
Interest expense	—	27,843	—	—	—	27,843
Interest income	—	(7)	—	—	—	(7)
(Income) loss in subsidiary	(81,515)	1,951	—	(81,515)	161,079	—
Other income, net	—	—	—	(148)	—	(148)
Income (loss) before income taxes	80,308	135,563	166	79,398	(161,079)	134,356
Income tax expense (benefit)	5	54,048	—	—	—	54,053
Net income (loss)	$80,303	$81,515	$166	$79,398	$(161,079)	$80,303

Foreign currency translation	—	—	—	—	—	—
Comprehensive income	$80,303	$81,515	$166	$79,398	$(161,079)	$80,303

13. Guarantor Subsidiaries (continued)

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands)
(Unaudited)

	Thirty-Nine Weeks Ended October 30, 2010
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$1,284,316	$—	$—	$—	$1,284,316
Cost of goods sold, buying, and occupancy costs	—	832,770	—	—	—	832,770
Gross profit	—	451,546	—	—	—	451,546
Selling, general, and administrative expenses	2,462	322,914	(198)	(23)	—	325,155
Other operating expense (income), net	—	17,841	—	3	—	17,844
Operating income (loss)	(2,462)	110,791	198	20	—	108,547
Interest expense	—	22,716	—	28,983	—	51,699
Interest income	—	(12)	—	—	—	(12)
(Income) loss in subsidiary	(81,336)	(198)	—	(104,324)	185,858	—
Other income, net	—	(1,968)	—	—	—	(1,968)
Income (loss) before income taxes	78,874	90,253	198	75,361	(185,858)	58,828
Income tax expense (benefit)	(102)	(14,071)	—	(5,975)	—	(20,148)
Net income (loss)	$78,976	$104,324	$198	$81,336	$(185,858)	$78,976

Foreign currency translation	—	—	—	—	—	—
Comprehensive income	$78,976	$104,324	$198	$81,336	$(185,858)	$78,976

13. Guarantor Subsidiaries (continued)

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Thirty-Nine Weeks Ended October 29, 2011
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Operating Activities
Net cash provided by (used in) operating activities	$(162)	$61,574	$—	$2,931	$—	$64,343
Investing Activities
Capital expenditures	—	(53,330)	—	(2,585)	—	(55,915)
Purchase of intangible assets	—	(60)	—	—	—	(60)
Net cash provided by (used in) investing activities	—	(53,390)	—	(2,585)	—	(55,975)
Financing Activities
Repayments of long-term debt arrangements	—	(50,087)	—	—	—	(50,087)
Costs incurred in connection with debt arrangements and Senior Notes	—	(1,192)	—	—	—	(1,192)
Proceeds from share-based compensation	234	—	—	—	—	234
Repurchase of common stock	(103)	—	—	—	—	(103)
Net cash provided by (used in) financing activities	131	(51,279)	—	—	—	(51,148)

Effect of exchange rates on cash	—	—	—	—	—	—

Net increase (decrease) in cash and cash equivalents	(31)	(43,095)	—	346	—	(42,780)
Cash and cash equivalents, beginning of period	1,647	186,115	—	—	—	187,762
Cash and cash equivalents, end of period	$1,616	$143,020	$—	$346	$—	$144,982

13. Guarantor Subsidiaries (continued)

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Thirty-Nine Weeks Ended October 30, 2010
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Operating Activities
Net cash provided by (used in) operating activities	$5,996	$80,356	$—	$(35,495)	$—	$50,857
Investing Activities
Capital expenditures	—	(41,950)	—	—	—	(41,950)
Investment in subsidiary	(170,535)	—	—	(5,633)	176,168	—
Dividends received	261,000	—	—	432,153	(693,153)	—
Net cash provided by (used in) investing activities	90,465	(41,950)	—	426,520	(516,985)	(41,950)
Financing Activities
Borrowings under Senior Notes	—	246,498	—	—	—	246,498
Net proceeds from equity offering	166,898	—	—	—	—	166,898
Repayments of long term debt arrangements	—	(938)	—	(300,000)	—	(300,938)
Costs incurred in connection with debt arrangements and Senior Notes	—	(11,564)	—	(560)	—	(12,124)
Costs incurred in connection with equity offering	(6,498)	—	—	—	—	(6,498)
Equity contributions	5,633	—	—	170,535	(176,168)	—
Repayment of notes receivable	—	5,633	—	—	—	5,633
Distributions	(261,000)	(432,153)	—	(261,000)	693,153	(261,000)
Net cash provided by (used in) financing activities	(94,967)	(192,524)	—	(391,025)	516,985	(161,531)
Net increase (decrease) in cash and cash equivalents	1,494	(154,118)	—	—	—	(152,624)
Cash and cash equivalents, beginning of period	192	234,212	—	—	—	234,404
Cash and cash equivalents, end of period	$1,686	$80,094	$—	$—	$—	$81,780

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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

Overview
Express is a nationally recognized specialty apparel and accessory retailer offering both women's and men's merchandise. With over 30 years of experience offering a distinct combination of style and quality at an attractive value, we believe we are a core shopping destination for our customers, and that we have developed strong brand awareness and credibility with them. We target an attractive and growing demographic of women and men between 20 and 30 years old. We offer our customers an edited assortment of fashionable apparel and accessories to address fashion needs across multiple aspects of their lifestyles, including wear-to-work, casual, jeanswear, and going-out occasions.

We again delivered positive results in the third quarter of 2011, as we continued to execute against our four pillars of growth: improving the productivity of our retail stores, expanding of our e-commerce platform, expanding our store base, and growing internationally.

Total sales for the quarter increased 8% over the third quarter of 2010. Even as we continue our store expansion, our existing store and e-commerce businesses continue to perform well, driving a comparable sales increase of 5% during the third quarter on top of a comparable sales increase of 5% in the third quarter of 2010. We are encouraged by our e-commerce sales for the third quarter of 2011, which increased 41% over the third quarter of 2010. We continue to be pleased with our e-commerce business and look for it to contribute even more as a percentage of total sales in the future. While we are encouraged by our top-line growth of 8%, we are equally pleased with our operating results, which show an increase in operating income of 17% and income before income tax of 22% over the third quarter of 2010. While our gross margin deleveraged slightly as a result of increased cancellation charges related to fabric commitments, we believe that our continued focus in this area and execution of our go-to-market strategy will continue to be key drivers of our earnings growth.

We opened our first 2 stores in Canada in September, and plan to open an additional 4 stores in Canada by fiscal year end. In addition to our store openings in Canada, we continue to investigate other potential locations outside the United States as we aggressively develop our international expansion plans. We also opened 6 stores in the United States during the third quarter, bringing our total store openings, including Canadian stores, to 21 year-to-date 2011.

Also, during the third quarter of 2011, we launched a pilot of our new loyalty program. This tender agnostic program will allow us to connect with more of our customers on an ongoing basis. Additionally, we continued to invest in marketing and launched our first catalog which was mailed to approximately 8 million customers, and received positive feedback.

While we continue to be pleased with our results to date, such results are not necessarily indicative of the results to be expected for the full year. Such results could be impacted by a number of factors outside our control, including overall economic conditions in the United States, costs to procure and produce our product, and competitors' actions.
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures. These key measures include net sales, comparable sales and other individual store performance factors, gross profit, and selling, general, and administrative expenses. We also review other metrics such as EBITDA, Adjusted EBITDA, and Adjusted Net Income.
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
Gross Profit. Gross profit represents net sales less cost of goods sold, buying, and occupancy costs. Gross margin measures gross profit as a percentage of net sales. Cost of goods sold, buying, and occupancy costs includes the direct cost of purchased merchandise, inventory shrinkage, inventory adjustments, inbound freight to our distribution center, distribution center costs, outbound freight to get merchandise from our distribution center to stores and e-commerce fulfillment center, merchandising, design, planning and allocation and manufacturing/production costs, occupancy costs related to store operations (such as rent and common area maintenance, utilities, and depreciation on assets), and all logistics costs associated with our e-commerce business.
 Our cost of goods sold increases in higher volume quarters because the direct cost of purchased merchandise is tied to sales. Buying and occupancy costs are largely fixed and do not necessarily increase as volume increases. Changes in the mix of our products, such as changes in the proportion of accessories, which are higher margin items, may also impact the overall cost of goods sold, buying, and occupancy costs. We review our inventory levels on an on-going basis in order to identify slow moving merchandise and generally use markdowns to clear such merchandise. The timing and level of markdowns are driven primarily by seasonality and customer acceptance of our merchandise. We use third-party vendors to dispose of mark-out-of-stock merchandise which, in turn, is sold to third-party discounters. The primary drivers of costs of individual goods are raw materials, labor in the countries where merchandise is sourced, and logistics costs associated with transporting the merchandise.
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
Other Operating Expense (Income), Net. Other operating expense (income), net includes proceeds received from insurance claims and gain/loss on disposal of assets. Other operating expense (income), net also included advisory fees paid to Golden Gate under the terms of the Advisory Agreement and to Limited Brands under the LLC Agreement for the periods in which these fees were incurred (see Note 7 to our unaudited Consolidated Financial Statements). In connection with the IPO and Reorganization in the second quarter of 2010, the Advisory Agreement and LLC Agreement were terminated effective May 12, 2010. Therefore, we no longer incur costs related to these agreements.

Results of Operations
The Third Quarter of 2011 Compared to the Third Quarter of 2010
The table below sets forth the various line items in the unaudited Consolidated Statements of Income and Comprehensive Income as a percentage of net sales for the third quarter of 2011 and the third quarter of 2010. Due to seasonal variations in the retail industry, the results of operations for any current period are not necessarily indicative of results expected for the full year or of future financial results. The seasonality of our operations may also lead to significant fluctuations in certain asset and liability accounts.

	Percentage of Net Sales Thirteen Weeks Ended
	October 29, 2011	October 30, 2010
Net sales	100%	100%
Cost of goods sold, buying, and occupancy costs	64%	64%
Gross profit	36%	36%
Selling, general, and administrative expenses	24%	25%
Other operating expense, net	—%	—%
Operating income	13%	12%
Interest expense	1%	2%
Interest income	—%	—%
Other income, net	—%	—%
Income before income taxes	11%	10%
Income tax expense	5%	4%
Net income	7%	6%

Net Sales

	Thirteen Weeks Ended
	October 29, 2011	October 30, 2010
Net sales (in thousands)	$486,784	$450,577
Comparable sales percentage increase (a)	5%	5%
Net sales per average gross square foot (b)	$83.59	$82.46
Total store square footage at end of period (in thousands) (b)	5,257	5,051
Number of:
Stores open at beginning of period	599	577
New stores	8	5
Closed stores	—	—
Stores open at end of period	607	582

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

Net sales increased $36.2 million from $450.6 million in the third quarter of 2010 to $486.8 million in the third quarter of 2011, an 8% increase. Comparable sales increased by $21.6 million, or 5%, in the third quarter of 2011 compared to the third quarter of 2010. The comparable sales increase was driven by a rise in average dollar sales during the period, as well as the continued growth in e-commerce sales. Non-comparable sales increased $14.6 million primarily driven by new store openings. Other revenue increased $0.6 million in the third quarter of 2011 and totaled $4.5 million compared to other revenue of $3.9 million in the third quarter of 2010, which was the result of more shipping and handling revenue related to e-commerce merchandise sales growth.
Gross Profit
The following table shows cost of sales and gross profit in dollars for the stated periods:

	Thirteen Weeks Ended
	October 29, 2011	October 30, 2010
	(in thousands)
Cost of goods sold, buying, and occupancy costs	$310,816	$286,254
Gross profit	$175,968	$164,323
The 30 basis point reduction in gross margin, or gross profit as a percentage of net sales, in the third quarter of 2011 compared to the third quarter of 2010 was comprised of 50 basis points of merchandise margin reduction, partially offset by 20 basis points of buying and occupancy leverage. The merchandise margin reduction was primarily driven by higher cancellation charges for fabric resulting from our strategic positioning of fabric ahead of anticipated cost increases. The average unit cost increases during the quarter were mostly offset by average unit retail increases in certain categories and mitigated, to an extent, by the execution of our go-to-market strategy.
Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars for the stated periods:

	Thirteen Weeks Ended
	October 29, 2011	October 30, 2010
	(in thousands)
Selling, general, and administrative expenses	$115,061	$111,309

The $3.8 million increase in selling, general, and administrative expenses in the third quarter of 2011 compared to the third quarter of 2010 was driven by a $4.5 million increase in payroll costs primarily related to annual merit increases, increased share-based compensation expense, and additional store payroll hours to support increased sales.
Other Operating Expense, Net
The following table shows other operating expense, net in dollars for the stated periods:

	Thirteen Weeks Ended
	October 29, 2011	October 30, 2010
	(in thousands)
Other operating expense, net	$34	$799
The $0.8 million decrease in the third quarter of 2011 compared to the third quarter of 2010 was primarily due to the write off of fixed assets in the third quarter of 2010.
Interest Expense
The following table shows interest expense in dollars for the stated periods:

	Thirteen Weeks Ended
	October 29, 2011	October 30, 2010
	(in thousands)
Interest expense	$6,328	$7,570

The $1.2 million decrease in interest expense in the third quarter of 2011 compared to the third quarter of 2010 resulted primarily from lower debt balances in the current year due to the repurchase of $49.2 million of Senior Notes in the first and second quarter of 2011.
Income Tax Expense
The following table shows income tax expense in dollars for the stated periods:

	Thirteen Weeks Ended
	October 29, 2011	October 30, 2010
	(in thousands)
Income tax expense	$22,025	$18,407

The effective tax rate in the third quarter of 2011 was 40.3% compared to an effective tax rate of 41.2% for the third quarter of 2010.

Results of Operations
The Thirty-Nine Weeks Ended October 29, 2011 Compared to the Thirty-Nine Weeks Ended October 30, 2010
The table below sets forth the various line items in the unaudited Consolidated Statements of Income and Comprehensive Income as a percentage of net sales for the thirty-nine weeks ended October 29, 2011 and the thirty-nine weeks ended October 30, 2010. Due to seasonal variations in the retail industry, the results of operations for any current period are not necessarily indicative of results expected for the full year or of future financial results. The seasonality of our operations may also lead to significant fluctuations in certain asset and liability accounts.

	Percentage of Net Sales Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010
Net sales	100%	100%
Cost of goods sold, buying, and occupancy costs	64%	65%
Gross profit	36%	35%
Selling, general, and administrative expenses	24%	25%
Other operating (income) expense, net	—%	1%
Operating income	12%	8%
Interest expense	2%	4%
Interest income	—%	—%
Other income, net	—%	—%
Income before income taxes	10%	5%
Income tax expense (benefit)	4%	(2)%
Net income	6%	6%
Net Sales

	Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010
Net sales (in thousands)	$1,400,202	$1,284,316
Comparable sales percentage increase (a)	6%	9%
Net sales per average gross square foot (b)	$244.80	$237.07
Total store square footage at end of period (in thousands) (b)	5,257	5,051
Number of:
Stores open at beginning of period	591	573
New stores	21	14
Closed stores	(5)	(5)
Stores open at end of period	607	582

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

Net sales increased $115.9 million from $1,284.3 million in the thirty-nine weeks ended October 30, 2010 to $1,400.2 million in the thirty-nine weeks ended October 29, 2011, a 9% increase. Comparable sales increased by $77.4 million, or 6%, in the thirty-nine weeks ended October 29, 2011 compared to the thirty-nine weeks ended October 30, 2010. The comparable sales increase was driven by a rise in average dollar sales during the period, as well as the continued growth in e-commerce sales. Non-comparable sales increased $38.5 million primarily driven by new store openings. Other revenue increased $2.8 million in the thirty-nine weeks ended October 29, 2011 and totaled $14.3 million compared to other revenue of $11.4 million in the thirty-nine weeks ended October 30, 2010, which was the result of more shipping and handling revenue related to e-commerce merchandise sales growth and additional income related to gift card breakage.

Gross Profit
The following table shows cost of sales and gross profit in dollars for the stated periods:

	Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010
	(in thousands)
Cost of goods sold, buying, and occupancy costs	$896,088	$832,770
Gross profit	$504,114	$451,546
The 80 basis point improvement in gross margin, or gross profit as a percentage of net sales, for the thirty-nine weeks ended October 29, 2011 compared to the thirty-nine weeks ended October 30, 2010 was comprised of 40 basis points of merchandise margin expansion and 40 basis points of buying and occupancy leverage. The merchandise margin expansion was primarily driven by average unit retail increases in certain categories, partially offset by average unit cost increases and higher cancellation charges resulting form our strategic positioning of fabric ahead of anticipated cost increases. We believe the improvement in merchandise margin was primarily driven by the execution of our go-to-market strategy.
Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars for the stated periods:

	Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010
	(in thousands)
Selling, general, and administrative expenses	$342,236	$325,155
The $17.1 million increase in selling, general, and administrative expenses in the thirty-nine weeks ended October 29, 2011 compared to the thirty-nine weeks ended October 30, 2010 was driven by a $13.7 million increase in payroll primarily from annual merit increases, increased share-based compensation expense, additional store payroll hours to support increased sales, and additional headcount at home office to support e-commerce and information technology initiatives. Also contributing to the increase was a $7.2 million increase in marketing expense driven by our continued investments in brand building initiatives, including television advertising and increased e-commerce and print advertising to heighten awareness and maximize the strength of our brand, as well as increased investment to support our entrance into Canada. These increases were partially offset by a $3.4 million decrease in other information technology costs.
Other Operating (Income) Expense, Net
The following table shows other operating (income) expense, net in dollars for the stated periods:

	Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010
	(in thousands)
Other operating (income) expense, net	$(166)	$17,844
Other operating (income) expense, net previously consisted primarily of fees paid to Golden Gate and Limited Brands under the Advisory Agreement and LLC Agreement, respectively. The $18.0 million decrease in the thirty-nine weeks ended October 29, 2011 compared to the thirty-nine weeks ended October 30, 2010 was primarily due to the termination of the Advisory Agreement and LLC Agreement with Golden Gate and Limited Brands, respectively, upon completion of our IPO on May 18, 2010.

Interest Expense
The following table shows interest expense in dollars for the stated periods:

	Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010
	(in thousands)
Interest expense	$27,843	$51,699

The $23.9 million decrease in interest expense in the thirty-nine weeks ended October 29, 2011 compared to the thirty-nine weeks ended October 30, 2010 resulted primarily from a $20.8 million loss on extinguishment of debt associated with Term C Loan and Term B Loan early repayments for the thirty-nine weeks ended October 30, 2010. In addition, for a portion of the thirty-nine weeks ended October 30, 2010, we incurred interest on both the full amount of the Senior Notes and Topco Credit Facility, while in the current year we incurred interest on the Senior Notes, $49.2 million of which were repurchased in the first and second quarters of 2011. This led to $8.1 million lower interest expense for the thirty-nine weeks ended October 29, 2011. Additionally, we incurred $2.0 million of additional interest related to the interest rate swap, which expired in August 2010, during the thirty-nine weeks ended October 30, 2010. These items were partially offset by a $7.2 million loss on extinguishment of debt associated with the repurchase of Senior Notes and the Opco Revolving Credit Facility amendment in the thirty-nine weeks ended October 29, 2011.
Income Tax Expense (Benefit)
The following table shows income tax expense (benefit) in dollars for the stated periods:

	Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010
	(in thousands)
Income tax expense (benefit)	$54,053	$(20,148)

The effective tax rate in the thirty-nine weeks ended October 29, 2011 was 40.2%. The effective income tax rate in the thirty-nine weeks ended October 30, 2010 fluctuated significantly due to a $31.8 million one-time, non-cash tax benefit which was recorded as a result of becoming subject to taxation as a corporation, effective May 2, 2010, in connection with our IPO. We were previously treated as a partnership for tax purposes and, therefore, not generally subject to income taxes.

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

Adjusted Net Income and Adjusted Earnings Per Diluted Share
The following table presents Adjusted Net Income and Adjusted Earnings Per Diluted Share for the stated periods:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	October 29, 2011		October 30, 2010	October 29, 2011	October 30, 2010
	(in thousands)			(in thousands)
Adjusted Net Income	$32,670	*	$26,403	$84,997	$72,887
Adjusted Earnings Per Diluted Share	$0.37	*	$0.30	$0.96	$0.86

* No adjustments were made to net income or earnings per diluted share for the thirteen weeks ended October 29, 2011.

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

These adjusted financial measures should not be considered in isolation or as a substitute for reported net income and reportedearnings per diluted share. These non-GAAP financial measures reflect an additional way of viewing an aspect of our operations that, when viewed with our GAAP results and reconciliations to the corresponding GAAP financial measures below, provide a more complete understanding of our business. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and to not rely on any single financial measure.

The tables below reconcile the non-GAAP financial measures, adjusted net income and adjusted earnings per diluted share, with the most directly comparable GAAP financial measures, reported net income and reported earnings per diluted share.

	Thirteen Weeks Ended October 30, 2010
(in thousands, except per share amounts)	Net Income		Earnings per Diluted Share	Weighted Average Diluted Shares Outstanding
Reported GAAP measure	$26,301		$0.30	88,680
Transaction costs (a)	102	*	—
Adjusted non-GAAP measure	$26,403		$0.30

(a)	Includes transaction costs related to the 2010 secondary offering.

* Items were tax affected at our statutory rate of 39.9% for the thirteen weeks ended October 30, 2010.

	Thirty-Nine Weeks Ended October 29, 2011
(in thousands, except per share amounts)	Net Income		Earnings per Diluted Share	Weighted Average Diluted Shares Outstanding
Reported GAAP measure	$80,303		$0.90	88,838
Transaction costs (a)	348	*	0.01
Interest expense (b)	4,346	*	0.04
Adjusted non-GAAP measure	$84,997		$0.96

(a)	Includes transaction costs related to the 2011 secondary offering.

(b)
Includes premium paid and accelerated amortization of debt issuance costs and debt discount related to the repurchases of $49.2 million of Senior Notes and the Opco Revolving Credit Facility amendment.

* Items were tax affected at our statutory rate of 39% for the thirty-nine weeks ended October 29, 2011.

	Thirty-Nine Weeks Ended October 30, 2010
(in thousands, except per share amounts)	Net Income		Earnings per Diluted Share	Weighted Average Diluted Shares Outstanding
Reported GAAP measure	$78,976		$0.93	85,173
Transaction (a)	2,446	*	0.03
Advisory/LLC fees (b)	8,013	*	0.09
Interest expense (c)	15,259	*	0.18
Non-cash tax benefit (d)	(31,807)		(0.37)
Adjusted non-GAAP measure	$72,887		$0.86

(a)	Includes transaction costs related to the Senior Notes offering, initial public offering, and 2010 secondary offering.

(b)	Includes fees paid to Golden Gate and Limited Brands for terminating advisory arrangements with them.

(c)	Includes prepayment penalty and accelerated amortization of debt issuance costs and debt discount related to early repayment of the Term C Loan and Term B Loan.

(d)	Represents one-time, non-cash tax benefit in connection with our conversion to a corporation.

* Items were tax affected at 1.2% for the thirteen weeks ended May 1, 2010 and at our statutory rate of 39.9% for the thirteen weeks ended July 31, 2010 and October 30, 2010.

EBITDA and Adjusted EBITDA
The following table presents EBITDA and Adjusted EBITDA for the stated periods:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	(in thousands)		(in thousands)
EBITDA	$77,044	$68,459	$211,069	$159,375
Adjusted EBITDA	$83,564	$74,593	$230,417	$196,779
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
EBITDA and Adjusted EBITDA are included in this Quarterly Report on Form 10-Q because they are key metrics used by management to assess our operating performance and Adjusted EBITDA is also used by lenders to evaluate our covenant compliance. Our Opco Term Loan contains a leverage ratio covenant, and our Opco Revolving Credit Facility contains a fixed charge coverage ratio covenant that we must meet if we do not meet the excess availability requirement under the Opco Revolving Credit Facility. Both covenants are calculated based on Adjusted EBITDA. Non-compliance with the financial ratio covenants contained in the Opco Term Loan and the Opco Revolving Credit Facility could result in the acceleration of our obligations to repay all amounts outstanding under those agreements. The applicable interest rates on the Opco Term Loan are also based, in part, on our leverage ratio. In addition, the Opco Term Loan, Opco Revolving Credit Facility, and indenture governing the Senior Notes contain covenants that restrict, subject to certain exceptions, our ability to incur additional indebtedness or make restricted payments, such as dividends, based, in some cases, on our ability to meet leverage ratios or fixed charge coverage ratios. Adjusted EBITDA is a material component of these ratios.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	(in thousands)		(in thousands)
Net income	$32,670	$26,301	$80,303	$78,976
Depreciation and amortization	16,023	16,192	48,877	48,860
Interest expense, net (a)	6,326	7,559	27,836	51,687
Income tax expense (benefit)	22,025	18,407	54,053	(20,148)
EBITDA	77,044	68,459	211,069	159,375
Non-cash deductions, losses, charges (b)	3,686	4,824	10,206	10,578
Non-recurring expenses (c)	—	—	—	2,090
Transaction expenses (d)	—	—	—	2,628
Permitted Advisory Agreement fees and expenses (e)	—	—	—	12,752
Non-cash expense related to equity incentives	2,730	841	7,483	4,411
Other adjustments allowable under our existing credit agreements (f)	252	469	1,807	4,945
Foreign currency translation	(148)	—	(148)	—
Adjusted EBITDA	$83,564	$74,593	$230,417	$196,779

(a)	Includes interest income, amortization of debt issuance costs, amortization of debt discount, and loss on extinguishment of debt.

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

In the thirty-nine weeks ended October 29, 2011, we had the following significant cash transactions outside the normal course of business:

•	In the first quarter, we repurchased $25.0 million of Senior Notes on the open market at a price of 108.75% of the principal amount, or $27.2 million.

•	In the second quarter, we repurchased $24.2 million of Senior Notes on the open market at an average price of 109.21% of the principal amount, or $26.4 million.

As of October 29, 2011, we had cash and cash equivalents of approximately $145.0 million and $198.2 million of availability under our Opco Revolving Credit Facility.

On December 5, 2011, our board of directors approved the prepayment in full of the outstanding principal balance of the Opco

Term Loan. We intend to prepay the entire $119.7 million balance under the term loan in December 2011 with cash on hand. After the prepayment, we expect to end the year with more than $100 million of cash on hand and no borrowings outstanding under the Opco Revolving Credit Facility.  As a result of the prepayment, we expect to incur charges to write off unamortized debt issuance costs totaling approximately $2.4 million in the fourth quarter of 2011. The Company estimates that the prepayment of the term loan will reduce the Company's interest payments by approximately $0.7 million in fiscal 2011 and $1.3 million quarterly through July of 2014.

Our cash position is seasonal as a result of building up inventory for the next selling season. Our cash balances generally increase during the summer selling season and then increase further during the holiday seasons. We believe that cash generated from operations and the availability of borrowings under our Opco Revolving Credit Facility or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures, and scheduled debt payments, including the optional prepayment of our Opco Term Loan for at least the next 12 months.
Cash Flow Analysis
A summary of operating, investing, and financing activities are shown in the following table:

	Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010
	(in thousands)
Provided by operating activities	$64,343	$50,857
Used in investing activities	$(55,975)	$(41,950)
Used in financing activities	$(51,148)	$(161,531)
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

Net cash provided by operating activities was $64.3 million in the thirty-nine weeks ended October 29, 2011 compared to $50.9 million in the thirty-nine weeks ended October 30, 2010. Relative to the thirty-nine weeks ended October 30, 2010, the increase in cash provided by operations primarily related to the following:

•
Items included in net income provided $139.1 million of cash during the thirty-nine weeks ended October 29, 2011 compared to $110.6 million during the thirty-nine weeks ended October 30, 2010. The increase in the current year was primarily driven by improved operating results of our business and lower interest expense. As discussed in the “Results of Operations” section above, this was primarily the result of higher average dollar sales and the ongoing execution of our go to market strategy, as well as continued debt reduction. In addition, in the thirty-nine weeks ended October 30, 2010, we made $16.9 million of payments to Golden Gate and Limited Brands related to the Advisory and LLC Agreements, respectively, as discussed further in Note 7 to the unaudited Consolidated Financial Statements. These items were offset by higher taxes in the current year as a result of improved operating results and the change in our tax status during the second quarter of 2010.

•
The increase in cash provided by operations discussed above was offset by $74.7 million of cash used for working capital increases during the thirty-nine weeks ended October 29, 2011 compared to $59.8 million of cash used in the thirty-nine weeks ended October 30, 2010. Working capital is subject to cyclical operating needs, the timing of receivable collections and payable and expense payments, and the seasonal fluctuations in our operations. The working capital increase in the thirty-nine weeks ended October 29, 2011 was primarily attributable to an increase in inventories during the thirty-nine weeks ended October 29, 2011. The increase in inventories was primarily to support our e-commerce growth, new store openings, expansion of shoes, jewelry, and personal care categories, and strategic pre-positioning of fabric during the thirty-nine weeks ended October 29, 2011.

Net Cash Used in Investing Activities
Investing activities primarily consist of capital expenditures for new and remodeled store construction and fixtures, store maintenance, information technology, and home office renovations.

Net cash used in investing activities increased $14.0 million to $56.0 million in the thirty-nine weeks ended October 29, 2011 compared to $42.0 million in the thirty-nine weeks ended October 30, 2010. This increase was primarily driven by capital expenditures, gross of landlord allowances, attributed to new store openings and remodels and store fixtures, totaling $50.3 million during the thirty-nine weeks ended October 29, 2011 compared to $30.5 million during the thirty-nine weeks ended October 30, 2010. This increase was offset by a decrease in information technology costs of $8.9 million due to the transition of our information technology to a standalone function in 2010. The remaining capital expenditures primarily relate to home office renovations.

For the remainder of 2011, we plan to open 6 new stores, including 2 in the United States and 4 in Canada.  We expect capital expenditures for the remainder of 2011 to be approximately $16.0 to $20.0 million, primarily driven by these new store openings. These capital expenditures do not include offsets for landlord allowances, which are expected to be approximately $5.0 to $10.0 million for the remainder of 2011 or approximately $20.0 to $24.0 million for the full year 2011.
Net Cash Used in Financing Activities
Net cash used in financing activities for the thirty-nine weeks ended October 29, 2011 totaled $51.1 million and primarily consisted of the repurchases of $49.2 million of Senior Notes.

The $161.5 million use of cash in the thirty-nine weeks ended October 30, 2010 primarily consisted of a $300.0 million to prepay the Topco Credit Facility, $261.0 million in distributions to equity holders prior to the IPO, and $18.6 million in costs related to the Senior Notes offering and IPO. These uses were offset by net proceeds of $246.5 million, net of original issue discount, received from the Senior Notes offering and $166.9 million, net of underwriters discount, received from the IPO.
For the remainder of 2011, $0.3 million of scheduled principal payments are due on the Opco Term Loan. However, on December 5, 2011, as previously noted, the Board authorized prepayment of the $119.7 million outstanding balance due under our Opco Term Loan by the end of December 2011.
Credit Facilities

Opco Revolving Credit Facility
On July 29, 2011, Express Holding and its domestic subsidiaries entered into an amended and restated $200.0 million secured asset-based loan credit agreement. The Opco Revolving Credit Facility amended, restated, and extended the existing $200.0 million asset-based revolving credit facility, which was scheduled to expire on July 6, 2012.
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
In connection with amending and restating the existing $200.0 million asset-based revolving credit facility, we recognized a $0.3 million loss on extinguishment of debt attributed to the write-off of unamortized debt issuance costs during the second quarter of 2011, which was recorded as interest expense in the unaudited Consolidated Statements of Income and Comprehensive Income and represents a non-cash adjustment to reconcile net income to net cash provided by operating activities within the unaudited Consolidated Statements of Cash Flows.
As of October 29, 2011, there were no borrowings outstanding and we had $198.2 million of excess availability under the Opco Revolving Credit Facility. We were not subject to the fixed charge coverage ratio covenant in the Opco Revolving Credit Facility at October 29, 2011 because excess availability plus eligible cash collateral exceeded 10% of the borrowing base.
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
The applicable margin rate is determined by Express Holding's leverage ratio of consolidated debt for borrowed money (net of cash and cash equivalents provided that no more than $75.0 million of cash and cash equivalents may be netted against consolidated debt for borrowed money for this purpose), including amounts drawn under letters of credit and any synthetic debt, to Adjusted EBITDA (“Leverage Ratio”), in effect on the first day of each interest period with respect to LIBOR-based advances and by the Leverage Ratio in effect from time to time with respect to base rate-based advances. The applicable margin rate for LIBOR-based advances is 4.25% per annum, or 4.00% if the Leverage Ratio is less than 1.00 to 1.00, and for base rate-based advances is 3.25% per annum, or 3.00% if the Leverage Ratio is less than 1.00 to 1.00. Additionally, these rates may be further increased by 50 basis points per annum in the event that Express, LLC fails to maintain, at the time of determination, a corporate family rating of B2 or better by Moody's Investors Service ("Moody's") and a corporate credit rating of B or better by Standard & Poor ("S&P"). As of October 29, 2011, the interest rate under the Opco Term Loan was 4.43%.
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
 The Opco Term Loan also requires that Express Holding maintain a Leverage Ratio for the most recently completed reporting period (last four consecutive quarters as of the end of each quarter) of not more than 1.75 to 1.00. Express Holding was in compliance with the covenant requirement as of October 29, 2011.
On December 5, 2011 the Board authorized us to prepay the $119.7 million outstanding principal balance due under our Opco Term Loan by the end of December 2011.
Senior Notes
On March 5, 2010, Express, LLC and Express Finance, as co-issuers, issued, in a private placement, $250.0 million of 8 3/4% Senior Notes due 2018 at an offering price of 98.599% of the face value. An affiliate of Golden Gate purchased $50.0 million of Senior Notes in the offering. Interest on the Senior Notes is payable on March 1 and September 1 of each year. A portion of the proceeds from the Senior Notes offering was used to prepay all of the $150.0 million Term C Loan outstanding under the Topco Credit Facility, plus prepayment penalties of $3.0 million and accrued and unpaid interest thereon of $1.9 million. The remaining proceeds, together with cash on hand, were used to make a cash distribution of approximately $230.0 million to our equity holders and pay related fees and expenses, including discounts and commissions, to the initial purchasers of the Senior Notes, totaling $15.4 million. In connection with the Senior Notes offering, $10.8 million of costs were capitalized as debt issuance costs within other assets on the unaudited Consolidated Balance Sheets and will be amortized over the eight year term of the Senior Notes using the effective interest method. Unamortized debt issuance costs outstanding related to the Senior Notes as of October 29, 2011 were $7.2 million.

Prior to March 1, 2013, a portion of the Senior Notes may be redeemed at 108.75% of the principal amount plus accrued and unpaid interest with the net proceeds of certain equity offerings. At any time prior to March 1, 2014, the Senior Notes may be redeemed in part or in full at a redemption price equal to 100% of the principal amount plus a make-whole premium, calculated in accordance with the indenture governing the Senior Notes, and accrued and unpaid interest. On or after March 1, 2014, the Senior Notes may be redeemed in part or in full at the following percentages of the outstanding principal amount prepaid: 104.375% prior to March 1, 2015; 102.188% on or after March 1, 2015, but prior to March 1, 2016; and 100% on or after March 1, 2016. In the first quarter of 2011, $25.0 million of Senior Notes were repurchased on the open market at a price of 108.75% of the principal amount. In the second quarter of 2011, $24.2 million of Senior Notes were repurchased on the open market at an average price of 109.21% of the principal amount. Following these repurchases, the Golden Gate affiliate holds $10.0 million in face value of Senior Notes as of October 29, 2011.

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

Contractual Obligations
Other than the $49.2 million of Senior Notes repurchases in the first and second quarters of 2011 as discussed in Note 9, our contractual obligations and other commercial commitments did not change materially between January 29, 2011 and October 29, 2011. Subsequent to the end of the third quarter, we announced our intent to prepay the $119.7 million outstanding principal balance due under our Opco Term Loan by the end of December 2011. This will eliminate the ongoing principal and interest payments of approximately $1.6 million per quarter through April of 2014 and the previously scheduled payoff at termination of approximately $116.6 million in July of 2014. For additional information regarding our contractual obligations as of January 29, 2011, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.
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
Interest Rate Risk
We are subject to interest rate risk in connection with borrowings under our Opco Term Loan. Our Opco Term Loan and Opco Revolving Credit Facility bear interest at variable rates. See "Liquidity and Capital Resources - Credit Facilities" for further information on the calculation of the rates. We did not borrow any amounts under the Opco Revolving Credit Facility during the third quarter of 2011. Borrowings under our Senior Notes bear interest at a fixed rate. For fixed rate debt, interest rate changes affect the fair value of such debt, but do not impact earnings or cash flow.
As of October 29, 2011, the interest rate on our Opco Term Loan outstanding balance was 4.43%. For the thirty-nine weeks ended October 29, 2011, a 100 basis point change in interest rates would have increased or decreased interest expense by approximately $0.9 million.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 29, 2011.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
Information relating to legal proceedings is set forth in Note 12 to our unaudited Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.
Our risk factors as of October 29, 2011 have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended January 29, 2011 ("Annual Report") filed with the SEC on March 22, 2011. The risk factors disclosed in our Annual Report, in addition to the other information set forth in this Quarterly Report, could materially affect our business, financial condition or results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding the purchase of shares of our common stock made by or on behalf of us or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange Act of 1934, during each month of the quarterly period ended October 29, 2011:

Month	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs (2)
July 31, 2011 - August 27, 2011	29	(1)	$17.94	(1)	—	—
August 28, 2011 - October 1, 2011	—		$—		—	—
October 2, 2011 - October 29, 2011	28	(1)	$22.33	(1)	—	—
Total	57		$20.10		—	—

(1) Represent shares repurchased to cover tax withholdings related to certain restricted stock unit vestings.
(2) As of October 29, 2011, we do not have any authorization to repurchase stock in the open market nor any plans to do so.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.
On December 5, 2011, our board of directors approved the prepayment in full of the outstanding principal balance of the Opco Term Loan. We intend to prepay the entire $119.7 million balance under the term loan in December 2011 with cash on hand. After the prepayment, we expect to end the year with more than $100 million of cash on hand and no borrowings outstanding under the Opco Revolving Credit Facility.  As a result of the prepayment, we expect to incur charges to write off unamortized debt issuance costs totaling approximately $2.4 million in the fourth quarter of 2011. The Company estimates that the prepayment of the term loan will reduce the Company's interest payments by approximately $0.7 million in fiscal 2011 and $1.3 million quarterly through July of 2014. For additional information regarding our debt arrangements, see “Liquidity Capital Resources - Credit Facilities.”

ITEM 6. EXHIBITS.
Exhibits. The following exhibits are filed or furnished with this Quarterly Report:

Exhibit Number	Exhibit Description
10.1
Amendment No. 2 to Letter Agreement, made and entered into on September 1, 2011, by and between Express, Inc. and Michael Weiss (incorporated by reference to Exhibit 10.1 to Express, Inc.'s Current Report on Form 8-K, filed with the SEC on September 6, 2011).

10.2
Offer Letter, dated July 29, 2011, from Express, LLC to Dominic Paul Dascoli (incorporated by reference to Exhibit 10.1 to Express, Inc.'s Current Report on Form 8-K filed with the SEC on September 23, 2011).

10.3
Severance agreement, dated September 20, 2011, between Express, LLC and Dominic Paul Dascoli (incorporated by reference to Exhibit 10.2 to Express, Inc.'s Current Report on Form 8-K filed with the SEC on September 23, 2011).

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

Date:	December 6, 2011	EXPRESS, INC.

		By:	/s/ D. Paul Dascoli
D. Paul Dascoli Senior Vice President, Chief Financial Officer and Treasurer