Form 10-K
period 2012-01-28
EXPRESS, INC.
filed 2012-03-23
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

 Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2012
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

Registrant's telephone number, including area code: (614) 474-4001
 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 Par Value	New York Stock Exchange
 Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒  No   ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

Aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of July 30, 2011: $1,425,254,541.
 The number of outstanding shares of the registrant's common stock was 89,009,552 as of March 19, 2012.

DOCUMENT INCORPORATED BY REFERENCE:

Portions of the registrant's definitive proxy statement for the Annual Meeting of Stockholders, to be held on May 31, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates, and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including, but not limited to those under the heading "Risk Factors" in Part I, Item 1A in this Annual Report on Form 10-K.
Those factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements included in this Annual Report on Form 10-K. Those risks and uncertainties, as well as other risks of which we are not aware or which we currently do not believe to be material, may cause our actual future results to be materially different than those expressed in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We do not undertake any obligation to make any revisions to these forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events, except as required by law, including the securities laws of the United States and rules and regulations of the Securities and Exchange Commission ("SEC").

PART I

ITEM 1. BUSINESS.
In this section, "Express","we", "us," "the Company", and "our" refer to Express, Inc. together with its predecessors and its consolidated subsidiaries as a combined entity. Our fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. All references herein to "2011", "2010", and "2009" refer to the 52-week periods ended January 28, 2012, January 29, 2011, and January 30, 2010, respectively.
General

Express is a nationally recognized specialty apparel and accessory retailer offering both women's and men's merchandise. We have over 30 years of experience offering a distinct combination of style and quality at an attractive value to women and men between 20 and 30 years old. We offer our customers an assortment of fashionable apparel and accessories to address fashion needs across multiple aspects of their lifestyles, including work, casual, jeanswear, and going-out occasions. We opened our first store in 1980, in Chicago, Illinois as a division of Limited Brands, Inc. ("Limited Brands") and launched our men's apparel line in 1987, which was rebranded under the Structure name in 1989. In the mid 1990s, we experienced a period of rapid expansion, resulting in the operation of over 1,000 stores by the year 2000, including a women's and men's store in the same shopping center in many cases. In 2001, we began to consolidate our separate women's and men's stores into combined dual-gender stores under the Express brand. This conversion was largely completed in 2010. In 2007, Golden Gate Private Equity, Inc. ("Golden Gate") acquired a majority stake in Express, LLC, our operating company, from Limited Brands (the "Golden Gate Acquisition"), and we began to operate as a stand-alone company. We have since completed numerous initiatives to strengthen our business, including largely completing the dual gender conversion discussed above, re-designing our go-to-market strategy, and launching our e-commerce platform. Our transition to a stand-alone company culminated in our initial public offering ("IPO") that was completed in May 2010. In 2011, we opened our first stores in Canada.

In connection with our IPO in May 2010, we converted from a Delaware limited liability company into a Delaware corporation and changed our name from Express Parent LLC ("Express Parent") to Express, Inc. As part of this conversion, all of the equity interests of Express Parent, which consisted of Class L, Class A, and Class C units, were converted into shares of our common stock at a ratio of 0.702, 0.649, and 0.442, respectively. In this Annual Report on Form 10-K, we refer to all of these events that occurred in connection with the IPO as the "Reorganization". All share and per share information in the accompanying Consolidated Financial Statements and related Notes have been retrospectively recast to reflect this conversion. Throughout this Annual Report on Form 10-K, the term Express Parent refers to Express Parent LLC prior to the Reorganization, and to Express, Inc. after the Reorganization. The term "Express Topco" refers to Express Topco LLC, a Delaware limited liability company, and "Express Holding" refers to Express Holding, LLC, a Delaware limited liability company, each of which is one of our wholly-owned subsidiaries and, in each case, does not include any of its own subsidiaries.

As of January 28, 2012, we operated 609 stores. Our stores are located primarily in high-traffic shopping malls, lifestyle centers, and street locations across the United States, in Canada, and in Puerto Rico, and average approximately 8,700 gross square feet. We also sell our products through our e-commerce website, express.com. Our stores and website are designed to create an exciting shopping environment that reflects the sexy, sophisticated, and social brand image that we seek to project. Our 2011 net sales were comprised of approximately 65% women's merchandise and approximately 35% men's merchandise. Our product assortment is a mix of core styles balanced with the latest fashions, a combination we believe our customers look for and value in our brand.
We report one segment, which includes the operation of our brick and mortar retail stores and the express.com e-commerce website, because this is the basis that we use to evaluate performance internally.
Competitive Strengths

We believe that our primary competitive strengths are as follows:

Established Lifestyle Brand. With over 30 years of brand heritage, we have developed a distinct and widely recognized brand that we believe fosters loyalty and credibility among our customers who look to us to provide the latest fashions and quality at an attractive value.

Attractive Market and Customer Demographic. We are part of the specialty apparel market for 20 to 30 year old women and men in North America. We believe the specialty apparel market is a significant piece of the total apparel market for this demographic. We believe that the Express brand appeals to a particularly attractive subset of this group who we believe spend a higher percentage of their budget on fashion compared to the broader population.
Sophisticated Design, Sourcing, and Merchandising Model. We believe that we have an efficient, diversified, and flexible supply chain that allows us to quickly identify and respond to trends and bring a tested assortment of products to our stores. We believe our model allows us to better meet customer demand and enables us to reduce inventory risk and improve product margins from reduced markdowns. We design our entire product assortment in our New York City design studio based on an extensive review of fashion trends, styles, fabrics, colors, and fits for the upcoming season. Our product testing processes allow us to test approximately three-quarters of our merchandise in select stores before placing orders for our broader store base. In addition, we assess sales data and new product development on a weekly basis in order to make in-season inventory adjustments where possible, which allows us to respond to the latest trends. We utilize a diversified network of third-party manufacturers located throughout the world that we believe allows us to source the high quality products that our customers demand at competitive prices.
Optimized Real Estate Portfolio. Our stores are located in high-traffic shopping malls, lifestyle centers, and street locations in 47 states across the United States, as well as in the District of Columbia, Puerto Rico, and two provinces in Canada, and are diversified across all regions. In the last 10 years, we have largely completed the conversion of our store base into dual gender stores from separate men's and women's stores, reducing our square footage by approximately 30%. We have over 30 years of experience identifying and opening new stores. As a result of our strong brand and established retail presence, we have been able to acquire high-traffic locations in most retail centers in which we operate. Substantially all of our stores were profitable in 2011.
Proven and Experienced Team. Michael Weiss, our President and Chief Executive Officer, has more than 40 years of experience in the fashion industry and has served as our President for over 20 years. In addition, our senior management team has an extensive amount of experience across a broad range of disciplines in the specialty retail industry, including design, sourcing, merchandising, and real estate. Experience and tenure with Express extends deep into our organization. For example, our district managers and store managers have been with Express for an average of 12 years and 7 years, respectively.
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

•
Recapture Market Share in Our Core Product Categories. Approximately seven years ago, we shifted our product mix, which included a high percentage of tops, casual bottoms, and denim, to increase our focus on a more premium wear-to-work assortment. In the last several years we have re-focused on a broader lifestyle clothing mix consistent with our brand heritage. Based on our historical peak sales levels across product categories, we believe there is opportunity for us to recapture sales as our customers re-discover Express in certain product categories, specifically casual and party tops, dresses, and denim. We believe our efforts to deliver a clear and consistent brand message provides us with additional opportunities to increase sales in core categories that will allow us to return to historical sales volumes; and

•
Improve Profit Margins. We believe we have the opportunity to continue to improve margins through further efficiencies in sourcing and continued refinement of our merchandising strategy. We plan to leverage our infrastructure, corporate overhead, and fixed costs through our converted dual-gender store format.

Expand Our Store Base. While there has been significant growth in retail shopping centers during the last decade, we have focused on converting our existing store base to a dual-gender format and have opened few new stores over this time period. As a result, we believe there are numerous attractive, high-traffic locations that present opportunities for us to expand our store base. We currently plan to open approximately 30 to 35 stores across the United States and Canada over each of the next 3 years, which represents annual square footage growth of approximately 3% to 4%. During 2011, we opened 27 stores in the United States and Canada. We plan to open approximately 30 additional stores, including 7 to 10 in Canada, in 2012.
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

Expand Internationally. We believe Express has the potential to be a successful global brand. We recently began efforts to bolster our brand image and awareness outside of the United States. As of January 28, 2012, there were 7 Express stores in the Middle East, which were constructed through a development agreement ("Development Agreement") with Alshaya Trading Co. ("Alshaya"). Through our Development Agreement, we earn royalties from the sales in these stores with no capital investment or inventory risk. The agreement allows us to control our brand image, store design, and product assortment offered in these stores. Over the next 5 years, we believe there are additional opportunities to expand the Express brand internationally through additional agreements with local partners across the globe, joint venture relationships, and company-owned stores in targeted countries.
Our Products
As noted previously, we offer our customers an assortment of fashionable merchandise to address multiple aspects of their lifestyle, including work, casual, jeanswear, and going-out occasions. Our products are created by our in-house design team and range from core styles to the latest fashions. With over 30 years of brand heritage, we have developed a distinct and widely recognized brand that we believe fosters loyalty and credibility among our customers who look to us to provide the latest fashions and quality at an attractive value. We believe we have developed a portfolio of products that have significant brand value, including the Editor pant and 1MX shirt. We believe our products offer customers an attractive value. We focus on providing our customers with items made from high-quality materials that are designed to last for several seasons, and believe our customers have come to expect durability from our brand.
We design our products and display them in our stores in a coordinated manner to encourage our customers to purchase multi-item outfits as opposed to individual items. We believe this allows us to better meet our customers' shopping objectives while differentiating our product line from competitors. On average, our customers purchase 2 to 3 items per transaction. In season, we monitor cross-selling trends in order to optimize our in-store and online product assortment and collection recommendations.
Design and Merchandising
Our internal design and merchandising team designs quality products consistent with our brand image. Our products are designed to reflect the latest fashions and colors, and we seek to incorporate high-quality fabrics and construction as well as consistent fits and detailing. We have strategically located our design studio on 5th Avenue in New York City to ensure that our staff of over 50 designers are immersed in the heart of New York City's fashion community and have easy access to inspiration from other high-fashion markets in Europe and abroad. We believe our dual offices in New York City, New York and Columbus, Ohio provide us a balanced design and merchandising perspective.
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
Sourcing
Our Sourcing Strategy
Our sourcing approach is focused on optimizing quality, speed of production, and cost of our merchandise and is a key element of our success. To accomplish this, we have established collaborative relationships with our third-party vendors and agents. We believe our sourcing strategy maximizes our speed to market and allows us to respond quickly to customers' preferences. We have weekly calls with many of our vendors to optimize the use of fabric and supplies to meet the needs of our customers. We have the ability in our supply chain to place and receive orders within 8 to 12 weeks. Additionally, we have the ability to track popular items, place refill orders, and re-stock merchandise at our distribution center within 5 to 8 weeks.

Our Sourcing Methods
We utilize a broad base of manufacturers located throughout the world that we believe produce goods at the levels of quality that our customers demand and can supply products to us on a timely basis at competitive prices. We do not own or operate any manufacturing facilities and, as a result, contract with third-party vendors for production of all of our merchandise. We purchase both apparel and accessories from importers, including through intermediaries and directly from manufacturers. Our relationships with our direct manufacturers are sometimes supported by intermediaries, who help coordinate our purchasing requirements with the factories. In exchange for a commission, these buying agents identify suitable vendors and coordinate our purchasing requirements with vendors by placing orders for merchandise on our behalf, ensuring the timely delivery of goods to us, obtaining samples of merchandise produced in factories, inspecting finished merchandise, and carrying out administrative communications on our behalf. One of the buying agents we work with is Mast Global Fashions ("Mast"), an affiliate of Limited Brands. Our relationship with Mast is discussed in Note 7 to our Consolidated Financial Statements.
We purchase the majority of our merchandise outside of the United States through arrangements with approximately 80 vendors utilizing approximately 355 foreign manufacturing facilities located throughout the world, primarily in Asia and Central and South America. Our top 10 manufacturers, based on cost, supplied approximately 30% of our merchandise in 2011. Mast assisted us with the purchase of $449.2 million, $430.0 million, and $480.7 million of our goods in 2011, 2010, and 2009, respectively, representing 54%, 58%, and 68% of total goods purchased during those periods. Approximately 92% to 96% of the amounts paid to Mast consist of pass through costs for products sourced from manufacturers with whom we have a direct relationship. The remainder of the amounts paid to Mast relate to fees charged to us in Mast's capacity as a buying agent. Our unit volumes, long-established vendor relationships, and knowledge of fabric and production costs, combined with a flexible, diversified sourcing base, enable us to buy high-quality, low cost goods. We source from approximately 25 countries. We purchase our merchandise using purchase orders and, therefore, are not subject to long-term production contracts with any of our vendors, manufacturers, or buying agents.
Quality Assurance and Compliance Monitoring
We conduct extensive post-season reviews of our products to identify areas in which our merchandising process can be improved. We believe that each of the components of our merchandising model helps us to maximize our sales and margins and reduce our inventory risk. Regardless of the sourcing method used, each factory, subcontractor, supplier, and agent that manufactures our merchandise is required to adhere to our Code of Vendor Conduct. This is designed to ensure that each of our suppliers' operations are conducted in a legal, ethical, and responsible manner. Our Code of Vendor Conduct requires that each of our suppliers operates in compliance with applicable wage, benefit, working hours, and other local laws. It also forbids the use of practices such as child labor or forced labor. We monitor compliance through the use of third parties who conduct regular factory audits.
Distribution
We centrally distribute finished products from third-party distribution centers in Columbus and Groveport, Ohio. The Columbus facility is approximately 381,000 square feet and is operated under a long-term logistics services agreement with an affiliate of Limited Brands. Virtually all of our merchandise is received, processed, warehoused, and distributed through the Columbus distribution facility. Merchandise is typically shipped to our stores and to the Groveport distribution facility via third-party delivery services multiple times per week, providing them with a steady flow of new inventory.
The third-party distribution facility in Groveport is used to fulfill all orders placed through our website. This facility is owned and operated by an affiliate of Golden Gate. Merchandise at this facility is received from our Columbus distribution facility and sent directly to customers via third-party delivery services. We believe that this distribution center's proximity to our home office in Columbus provides several benefits, including faster replenishment of out-of-stock inventory, more efficient trucking lanes to our customers, reduced delivery costs, and ease of oversight and management of our third party provider.
For additional information on our third-party distribution relationships, see Note 7 to our Consolidated Financial Statements.
Our Stores
As of January 28, 2012, we operated 609 stores in 47 states across the United States, as well as in the District of Columbia, Puerto Rico, and 2 provinces in Canada. These include 576 dual-gender stores, 20 women's stores, and 13 men's stores.
Our average retail store is approximately 8,700 gross square feet and generates approximately $3.0 million per year in sales. The first table below indicates certain historical information regarding the number of stores by type of location, total gross square footage (which includes retail selling, storage, and back-office space) of all stores, and average gross square footage of our stores as of the end of the fiscal year indicated. The second table below indicates certain historical information regarding the number of women's stores, men's stores, and dual-gender stores as of the end of the period indicated.

	2011	2010	2009	2008	2007
Mall	498	485	473	480	490
Lifestyle Center	76	76	75	74	68
Street/Other *	35	30	25	27	29
Total	609	591	573	581	587
Total gross square footage (in thousands)	5,267	5,128	4,995	5,032	5,142

Average gross square footage per store	8,649	8,677	8,716	8,661	8,760

Women's stores	20	25	29	42	67
Men's stores	13	19	19	26	34
Dual-gender stores	576	547	525	513	486
Total stores	609	591	573	581	587
Percentage of total stores that are dual-gender stores	95%	93%	92%	88%	83%
* Other includes downtown and outlet stores.
 Store Locations
The following store list shows the number of stores we operated as of January 28, 2012 in the United States, Canada, and Puerto Rico:

Location	Count	Location	Count	Location	Count
Alabama	9	Kentucky	5	Ohio	21
Alberta, Canada	3	Louisiana	7	Oklahoma	5
Arizona	9	Maine	2	Ontario, Canada	3
Arkansas	3	Maryland	10	Oregon	4
California	75	Massachusetts	20	Pennsylvania	26
Colorado	11	Michigan	20	Puerto Rico	2
Connecticut	10	Minnesota	13	Rhode Island	3
Delaware	3	Mississippi	3	South Carolina	9
District of Columbia	2	Missouri	11	South Dakota	1
Florida	47	Nebraska	3	Tennessee	10
Georgia	19	Nevada	7	Texas	52
Hawaii	1	New Hampshire	4	Utah	4
Idaho	1	New Jersey	21	Vermont	1
Illinois	32	New Mexico	3	Virginia	19
Indiana	11	New York	42	Washington	7
Iowa	7	North Carolina	14	West Virginia	1
Kansas	4	North Dakota	1	Wisconsin	8
				Total	609

Store Design and Environment
We design our stores to create a distinctive and engaging shopping environment that we believe resonates with our customers. Our stores feature a vibrant and youthful look, bright signage, and popular music. Our stores are constructed and finished to allow us to efficiently shift merchandise displays throughout the year as seasons dictate. We introduced a new store design, consistent with our design philosophy, in 2 new stores, which opened in July 2011. This new store design will be utilized for all new and remodeled stores opening in 2012. To further enhance our customers' experience, we seek to attract enthusiastic store associates who are knowledgeable about our products and able to offer superior customer service and expertise. We believe that our store atmosphere enhances our brand as a provider of the latest fashions.

North American Store Growth
Now that we have largely completed our transition to a dual-gender store base, we currently plan to open 30 to 35 stores across the United States and Canada over each of the next 3 years, which represents annual square footage growth of approximately 3% to 4%. Our new store strategy is to open stores of the similar size, location type, and productivity as in our current fleet. Our average net investment to open a new store during the last 3 years was approximately $0.5 million.
We intend to focus on opening stores in high-traffic malls, lifestyle centers, and street locations. In selecting shopping centers in which to locate a new store, we target locations with demographics that resemble those of our current locations, including a large 20 to 30 year old customer base, and favorable lease terms. We generally seek to locate our stores in malls in which similar fashion retailers have performed well. Within the shopping centers in which we seek to locate stores, we target locations in high-traffic areas of the shopping center and near other popular retailers that cater to our customers. We also focus on evaluating the market and mall-specific competitive environment for potential new store locations. We seek to diversify our store locations regionally and by caliber of mall.
International Stores
In 2009, we entered into the Development Agreement in the Middle East with Alshaya under which Alshaya constructs and operates Express stores, and we charge a royalty percentage based on monthly sales volume. As of January 28, 2012, Alshaya operated 7 Express stores located in Saudi Arabia, the United Arab Emirates, and Kuwait under the Development Agreement. We intend to continue to pursue development agreements to expand our global presence in the Middle East and other select regions internationally. We believe that partnering with companies and individuals who have significant experience and proven success in the target country is to our advantage because it allows us to leverage our partners' knowledge of local markets to improve our probability of success and reduce capital investment and risk. In addition, we plan to open Company-operated stores in select international locales where we feel it would be more beneficial to us.
Internet Website
Since July 2008, customers have been able to purchase our merchandise over the Internet at our website, express.com. In 2011, our e-commerce sales increased 39% relative to 2010, which represented approximately 10% of our net sales in 2011. In 2010, our e-commerce sales increased 60% relative to 2009, which represented approximately 8% of our net sales in 2010. Our website emphasizes simplicity and ease of customer use while integrating the Express brand's fashion-oriented imagery used in our stores. We update our website periodically throughout the day to accurately reflect product availability and to determine where on the website a particular product generates the best sales. In addition to selling regular merchandise on our website, we also use our website as a means to sell marked-down merchandise as well as offer sizes and categories not available in stores. It also allows us to test merchandise and get real time feedback on products not currently available in stores.

Store Management and Training
We believe that our store managers and associates are key to our success. Each of our retail stores is led by a store manager and, depending on the volume of the store, 1 or 2 co-managers, as well as part-time management associates. We believe that our managers and associates are committed to our customers and are passionate about our brand. On average, our store managers have been with Express for 7 years. The number of store associates we employ generally increases during the early Fall and holiday seasons, and will increase to the extent that we open new stores.

We empower our managers and associates to deliver a superior shopping experience through training, fostering a culture of accountability, and providing them with sales data that helps them to optimize their own store. While general guidelines for our merchandise assortments, store layouts, and in-store visuals are provided by our home office, we give our store managers and district managers substantial discretion to tailor their stores to the individual market and empower them to make store-level business decisions. Our comprehensive training programs are offered at the store, regional, and national levels. Our programs allow managers from all geographic locations to interact with each other and exchange ideas to better operate stores. Our district and store managers are compensated, in part, based on the sales volume of the store or stores they manage.
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
Marketing and Brand Building
We use a variety of marketing vehicles to increase customer traffic and build brand loyalty. These include direct mail offers, e-

mail communications, magazine and in-store promotions, web-based banner and search advertising, and social networking sites, such as Facebook and Twitter. We use our proprietary database to tailor our marketing efforts to our customers. In 2011, we began using other media channels, including television and national print advertising campaigns, to increase our exposure to customers in order to increase our brand recognition and value.
The success of our products also results in frequent placement and promotion of our products and brand in the mainstream media, including editorial print and television credits. We have an in-house public relations team that actively works to expose our products by encouraging celebrities to wear our fashions and regularly receive press coverage of our products as a result of celebrities who wear Express clothing. In 2011, Express was referenced in a number of editorial and television credits through outlets such as Lucky, Cosmopolitan, Glamour, Elle, Marie Claire, InStyle, GQ, and Vogue. We believe such references reinforce our brand image.
We offer a private-label credit card through an agreement with World Financial Network National Bank ("WFNNB") under which WFNNB owns the credit card accounts and Alliance Data Systems Corporation provides services to our private-label credit card customers. All of our proprietary credit cards carry the Express logo. During 2011, we piloted a new tender agnostic loyalty program, Express NEXT, in approximately 90 stores across the United States. We plan to roll this program out to the remainder of the chain in the first quarter of 2012. We believe that our rewards program encourages frequent store and website visits and promotes multiple-item purchases, thereby cultivating customer loyalty to the Express brand, resulting in a potential for increased sales.
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
Competition
The specialty apparel retail market is highly competitive. We compete primarily with other specialty retailers, higher-end department stores, and Internet businesses that engage in the retail sale of women's and men's apparel, accessories, and similar merchandise targeting 20 to 30 year old customers. We believe the principal bases upon which we compete are design, quality, price, and customer service. We believe that our primary competitive advantages are consumer recognition of the Express brand name, strong real estate locations and a passionate employee sales force that creates a customer focused shopping experience. We believe that we also differentiate ourselves from competitors on the basis of our consistent look developed by our in-house product design team, our ability to offer a balanced assortment of core styles and the latest fashions, our focus on the quality of our product offerings and the attractive value we offer to our customers.

Our success also depends in substantial part on our ability to originate and define product and fashion trends so that we can anticipate, gauge, and react to changing consumer demands on a timely basis. While we do not believe that any retailer directly competes with us on all of these attributes, the sale of apparel and accessories through retail stores and e-commerce channels is a highly competitive business with numerous competitors that may sell similar products, including individual and chain stores, department stores, and discount retailers. Further, we may face new competitors and increased competition from existing competitors as we increase our presence in existing markets and expand into new markets in which we currently don't have brand recognition.
Intellectual Property
The Express trademark and certain variations thereon, such as Express Fashion, are registered or are subject to pending trademark applications with the United States Patent and Trademark Office and/or with the registries of many foreign countries. In addition, we own domain names, including express.com and express.ca, for our primary trademarks. We believe our material trademarks have significant value, and we vigorously protect them against infringement.

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
Employees
We currently have over 18,000 employees of which approximately 650 employees are based at our corporate headquarters in either Columbus or New York City, approximately 75 are employed as regional or district managers in the field, approximately 1,600 serve as store managers or co-managers, and approximately 16,000 are sales associates located in our stores. None of our employees are represented by a union, and we have had no labor-related work stoppages. We believe our relations with our employees are good.
Seasonality
Our business is seasonal and, historically, we have realized a higher portion of our net sales and net income in the third and fourth quarters due primarily to early Fall selling patterns as well as the impact of the holiday season. In 2011, approximately 56% of our net sales were generated in the Fall season (third and fourth quarters), while approximately 44% were generated in the Spring season (first and second quarters). Cash needs are typically higher in the first and third quarters due to inventory-related working capital requirements for early Fall and holiday selling periods. Our business is also subject, at certain times, to calendar shifts, which may occur during key selling periods close to holidays such as Easter, Thanksgiving, and Christmas, and regional fluctuations for events such as sales tax holidays.

Available Information
We make available, free of charge, on our website, www.express.com, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act of 1934"), as soon as reasonably practicable after filing such material electronically with, or otherwise furnishing it to, the SEC. The SEC maintains a website that contains electronic filings at www.sec.gov. In addition, the public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The reference to our website address does not constitute incorporation by reference of the information contained on the website. Additionally, the information contained on our website is not part of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS.
Our business faces a number of risks. The risks described below are the items of most concern to us, however these are not all of the risks we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations.
RISK FACTORS
Our business is sensitive to consumer spending and general economic conditions, and a continued or further economic slowdown could adversely affect our financial performance.
Consumer purchases of discretionary retail items, including our products, generally decline during recessionary periods and other periods where disposable income is adversely affected. Our performance is subject to factors that affect domestic and worldwide economic conditions, including employment, consumer debt, reductions in net worth, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, consumer confidence, value of the United States dollar versus foreign currencies, and other macroeconomic factors. A deterioration in economic conditions or increasing unemployment levels may reduce the level of consumer spending and inhibit consumers' use of credit, which may adversely affect our revenues and profits. In recessionary periods, we may have to increase the number of promotional sales or otherwise dispose of inventory for which we have previously paid to manufacture, which could adversely affect our profitability. Our financial performance is particularly susceptible to economic and other conditions in regions or states where we have a significant number of stores. A deterioration of economic conditions or slowdown in the economy could adversely affect shopping center traffic and new shopping center development and could materially adversely affect us.
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
Our focus on fashion-conscious young women and men means that we have a target market of customers whose preferences cannot be predicted with certainty and are subject to change. Our success depends in large part upon our ability to effectively identify and respond to changing fashion trends and consumer demands and to translate market trends into appropriate, saleable product offerings. Our failure to identify and react appropriately to new and changing fashion trends or tastes or to accurately forecast demand for certain product offerings could lead to, among other things, excess inventories, markdowns, and write-offs, which could materially adversely affect our business and our brand image. Because our success depends significantly on our brand image, damage to our brand image as a result of our failure to respond to changing fashion trends could have a negative impact on us.
We often place orders for the manufacture and purchase of merchandise well ahead of the season in which that merchandise will be sold. Therefore, we are vulnerable to changes in consumer preference and demand between the time we design and order our merchandise and the season in which this merchandise will be sold. There can be no assurance that our new product offerings will have the same level of acceptance as our product offerings in the past or that we will be able to adequately and timely respond to the preferences of our customers. The failure of any new product offerings to appeal to our customers could have a material adverse effect on our business, results of operations, and financial condition.
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
We face substantial competition in the specialty retail apparel and accessory industry. We compete on the basis of a combination of factors, including, among others, price, breadth, quality and style of merchandise offered, in-store experience, level of customer service, ability to identify and offer new and emerging fashion trends, and brand image. We compete with a wide variety of large and small retailers for customers, vendors, suitable store locations, and personnel. We face competition from major specialty retailers that offer their own private label assortment, department stores, regional retail chains, web-based retail stores, and other direct retailers that engage in the retail sale of apparel, accessories, footwear, and similar merchandise to fashion-conscious young women and men.
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
A significant number of our stores are located in malls and other shopping centers. Sales at these stores are dependent, to a significant degree, upon the volume of traffic in those shopping centers and the surrounding area. Our stores benefit from the ability of a shopping center's other tenants, particularly anchor stores, such as department stores, to generate consumer traffic in the vicinity of our stores and the continuing popularity of the shopping center as a shopping destination. Our sales volume and traffic generally may be adversely affected by, among other things, a decrease in popularity of malls or other shopping centers in which our stores are located, the closing of anchor stores important to our business, a decline in popularity of other stores in the malls or other shopping centers in which our stores are located, or a deterioration in the financial condition of shopping center operators or developers which could, for example, limit their ability to finance tenant improvements for us and other retailers. A reduction in consumer traffic as a result of these or any other factors, or our inability to obtain or maintain favorable store locations within malls or other shopping centers, could have a material adverse effect on us.
We do not own or operate any manufacturing facilities and therefore depend upon independent third parties for the manufacture of all of our merchandise, and any inability of a manufacturer to ship goods to our specifications or to operate in compliance with applicable laws could negatively impact our business.
We do not own or operate any manufacturing facilities. As a result, we are dependent upon our timely receipt of quality merchandise from third-party manufacturers. A manufacturer's inability to ship orders to us in a timely manner or meet our quality standards could cause delays in responding to consumer demands and negatively affect consumer confidence in the quality and value of our brand or negatively impact our competitive position, all of which could have a material adverse effect on our financial condition or results of operations. Furthermore, we are susceptible to increases in sourcing costs, which we may not be able to pass on to customers, and changes in payment terms from manufacturers, which could adversely affect our financial condition or results of operations.
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

In addition, our transportation and labor costs are subject to price volatility caused by the price of oil, supply of labor, governmental regulations, economic climate and other unpredictable factors.  Increases in the demand for, or the price of, raw materials used to manufacture our merchandise and increases in transportation and labor costs could each have a material adverse effect on our cost of sales or our ability to meet our customers' needs.  We may not be able to pass all or a material portion of such higher raw material costs on to our customers, which could negatively impact our profitability. Any material costs that are passed on to customers may result in a reduction in our net sales.
The interruption of the flow of merchandise from international manufacturers could disrupt our supply chain.
We purchase the majority of our merchandise outside of the United States through arrangements with approximately 80 vendors, utilizing approximately 355 foreign manufacturing facilities located throughout the world, primarily in Asia and Central and South America. Political, social or economic instability in Asia, Central or South America, or in other regions in which our manufacturers are located, could cause disruptions in trade, including exports to the United States. Other events that could also cause disruptions to exports to the United States include:

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
 We cannot predict whether the countries in which our merchandise is manufactured, or may be manufactured in the future, will be subject to new or additional trade restrictions imposed by the United States or other foreign governments, including the likelihood, type, or effect of any such restrictions. Trade restrictions, including new or increased tariffs or quotas, embargos, safeguards, and customs restrictions against apparel items, as well as United States or foreign labor strikes and work stoppages or boycotts, could increase the cost or reduce the supply of apparel available to us and adversely affect our business, financial condition, or results of operations.
If we encounter difficulties associated with distribution facilities or if they were to shut down for any reason, we could face shortages of inventory, delayed shipments to our online customers, and harm to our reputation. Any of these issues could have a material adverse effect on our business operations.
Our distribution facilities are operated by third parties. Our Columbus facility operates as our central distribution facility and supports our entire domestic business, as all of our merchandise is shipped to the central distribution facility from our vendors and is then packaged and shipped to our stores or the e-commerce distribution facility in Groveport for further distribution to our online customers. The success of our stores and the satisfaction of our online customers depend on their timely receipt of merchandise. The efficient flow of our merchandise requires that the third parties who operate the distribution facilities have adequate capacity in both distribution facilities to support our current level of operations and any anticipated increased levels that may follow from the growth of our business. If we encounter difficulties with the distribution facilities or in our relationships with the third parties who operate the facilities, or if either facility were to shut down for any reason, including as a result of fire or other natural disaster, we could face shortages of inventory, resulting in “out of stock” conditions in our stores, incur significantly higher costs and longer lead times associated with distributing our products to both our stores and online customers, and experience dissatisfaction from our customers. Any of these issues could have a material adverse effect on our business and harm our reputation.
We rely upon independent third-party transportation providers for substantially all of our product shipments and are subject to increased shipping costs as well as the potential inability of our third-party transportation providers to deliver on a timely basis.
We currently rely upon independent third-party transportation providers for substantially all of our product shipments, including shipments to and from all of our stores. Our utilization of these delivery services for shipments is subject to risks, including increases in fuel prices which would increase our shipping costs, and employee strikes and inclement weather which may impact a shipping company's ability to provide delivery services that adequately meet our shipping needs. If we change the shipping companies we use, we could face logistical difficulties that could adversely affect deliveries and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from our current independent third-party transportation providers which in turn would increase our costs.
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
 To the extent we open new stores in markets where we have existing stores, our existing stores in those markets may experience reduced net sales. Our planned growth will also require additional infrastructure for the development, maintenance, and monitoring of those stores. In addition, if our current management systems and information systems are insufficient to support this expansion, our ability to open new stores and to manage our existing stores would be adversely affected. If we fail to continue to improve our infrastructure, we may be unable to implement our growth strategy or maintain current levels of operating performance in our existing stores.
Additionally, we plan to expand outside of North America through development agreements with third parties and these plans could be negatively impacted by a variety of factors. We may be unable to find acceptable partners with whom we can enter into joint development agreements, negotiate acceptable terms for franchise and development agreements, and gain acceptance from consumers outside of North America. Our planned usage of franchise and development agreements outside of North America also creates the inherent risk as to whether such third parties are able to both effectively operate the businesses and appropriately project our brand image in their respective markets. Ineffective or inappropriate operation of our partners' businesses or projection of our brand image could create difficulties in the execution of our international expansion plan.
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
Our ability to maintain our reputation is critical to our brand image. Our reputation could be jeopardized if we fail to maintain high standards for merchandise quality and integrity. Any negative publicity about these types of concerns may reduce demand for our merchandise. Failure to maintain high ethical, social, and environmental standards for all of our operations and activities or adverse publicity regarding our responses to these concerns could also jeopardize our reputation. Failure to comply with local laws and regulations, to maintain an effective system of internal controls, or to provide accurate and timely financial statement information could also hurt our reputation. Damage to our reputation or loss of consumer confidence for any of these reasons could have a material adverse effect on our business, financial condition, and results of operations, as well as require additional resources to rebuild our reputation.
We are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs.
We lease all of our store locations, our corporate offices and our central distribution facility. We typically occupy our stores under operating leases with terms of ten years, with options to renew for additional multi-year periods thereafter. In the future, we may not be able to negotiate favorable lease terms. Our inability to do so may cause our occupancy costs to be higher in future years or may force us to close stores in desirable locations.
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
Limited Brands, our former parent and a former equity holder, provides certain services to us under various agreements and arrangements. Mast, an affiliate of Limited Brands, currently provides us with certain support services relating to our product production and sourcing. Under a logistics services agreement with Limited Brands that was entered into on October 5, 2009 and took effect in February 2010, Limited Brands' affiliates also provide certain inbound and outbound transportation and delivery services, distribution services, customs and brokerage services, and rental of warehouse/distribution space. The logistics services agreement ends on April 30, 2016. The agreement will continue thereafter unless it is terminated by either party on no less than 24 months' prior notice. Notwithstanding the foregoing, we have the right to terminate the agreement on 24 months' prior notice. In no event may the termination of the agreement occur between October 1 of any calendar year and the last day of February of the next calendar year. If Limited Brands or Mast fails to perform its obligations under either the logistics services agreement or other agreements, we may be unable to obtain substitute arrangements in a timely and cost-effective manner. In addition, we may be unable to obtain replacement services for these arrangements, or may be required to incur additional costs and may experience delays or business interruptions as a result of our transition to other service providers, which could have a material adverse effect on our business.
We rely significantly on information systems and any failure, inadequacy, interruption, or security failure of those systems could harm our ability to effectively operate our business, harm our net sales, increase our expenses, and harm our reputation.
Our ability to effectively manage and maintain our inventory, and to ship products to our stores and our customers on a timely basis, depends significantly on our information systems. To manage the growth of our operations, we will need to continue to improve and expand our operational and financial systems, real estate management systems, transaction processing, internal controls, and business processes; in doing so, we could encounter implementation issues and incur substantial additional expenses. The failure of our information systems to operate effectively, problems with transitioning to upgraded or replacement systems or expanding them into new stores, or a breach in security of these systems could adversely impact the promptness and accuracy of our merchandise distribution, transaction processing, financial accounting and reporting, the efficiency of our operations, and our ability to properly forecast earnings and cash requirements. We could be required to make significant additional expenditures to remediate any such failure, problem, or breach. Such events may have a material adverse effect on us.
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
We face the risk of litigation and other claims against us. Litigation and other claims arise in the ordinary course of our business and include commercial disputes, intellectual property issues, consumer protection and privacy matters, product-oriented allegations, and slip and fall claims. In addition, from time to time we may face a wide variety of employee claims against us, including general discrimination, privacy, labor and employment, ERISA, and disability claims. For example, Express, LLC is named as a defendant in a purported class action lawsuit alleging claims under the Fair Labor Standards Act and other state labor law violations. See Note 15 to our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" in Part II of this Annual Report on Form 10-K. Any claims could result in litigation against us and could also result in regulatory proceedings being brought against us by various federal and state agencies that regulate our business, including the United States Equal Employment Opportunity Commission. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant management time. Litigation and other claims and regulatory proceedings against us could result in unexpected expenses and liability, and could also materially adversely affect our operations and our reputation.
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
We are subject to numerous regulations, including labor and employment, customs, truth-in-advertising, consumer protection, privacy, and zoning and occupancy laws and ordinances that regulate retailers generally and/or govern the importation, promotion, and sale of merchandise, and the operation of stores and warehouse facilities. If these regulations were to change or were violated by our management, employees, vendors, buying agents, or trading companies, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our merchandise and hurt our business and results of operations.
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
We rely on certain trademark registrations and common law trademark rights to protect the distinctiveness of our brand. However, there can be no assurance that the actions we have taken to establish and protect our trademarks will be adequate to prevent imitation of our trademarks by others or to prevent others from claiming that sales of our products infringe, dilute, or otherwise violate third-party trademarks or other proprietary rights in order to block sales of our products.
The laws of certain foreign countries may not protect the use of unregistered trademarks to the same extent as do the laws of the United States. As a result, international protection of our brand image may be limited, and our right to use our trademarks outside the United States could be impaired. Other persons or entities may have rights to trademarks that contain portions of our marks or may have registered similar or competing marks for apparel and/or accessories in foreign countries in which our vendors source our merchandise. There may also be other prior registrations of trademarks identical or similar to our trademarks in other foreign countries. Accordingly, it may be possible for others to prevent the manufacture of our branded goods in certain foreign countries, the sale of our branded goods into foreign countries, or the exportation of our branded goods from certain foreign countries to the United States. Our inability to register our trademarks or purchase or license the right to use the relevant trademarks or logos in these jurisdictions could limit our ability to obtain supplies from such markets or penetrate new markets in jurisdictions outside the United States.
Litigation may be necessary to protect our trademarks and other intellectual property rights, to enforce these rights, or to defend against claims by third parties alleging that we infringe, dilute, or otherwise violate third-party trademark or other intellectual property rights. Any litigation or claims brought by or against us, whether with or without merit, or whether successful or not, could result in substantial costs and diversion of our resources, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Any intellectual property litigation or claims against us could result in the loss or compromise of our intellectual property rights, could subject us to significant liabilities, require us to seek licenses on unfavorable terms, if available at all, prevent us from manufacturing or selling certain products, and/or require us to redesign or re-label our products or rename our brand, any of which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
Our substantial indebtedness and lease obligations could adversely affect our financial flexibility and our competitive position.
We have, and we will continue to have, a significant amount of indebtedness. As of January 28, 2012, we had $198.5 million of outstanding indebtedness (net of unamortized original issue discounts of $2.3 million). As of January 28, 2012, we had no borrowings outstanding and $193.6 million available under our $200.0 million secured Asset-Based Loan Credit Agreement (the "Opco Revolving Credit Facility"). Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. We also have, and will continue to have, significant lease obligations. As of January 28, 2012, our minimum annual rental obligations under long-term operating leases for 2012 and 2013 were $178.4 million and $158.4 million, respectively. Our substantial indebtedness and lease obligations could have other important consequences to you and significant effects on our business. For example, they could:

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

In addition, our existing credit agreements and the indenture governing the 8 3/4% Senior Notes ("Senior Notes") contain, and the agreements evidencing or governing other future indebtedness may contain, restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.
Our indebtedness may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.
Our existing credit agreement and the indenture governing the Senior Notes contain financial restrictions on us and our restricted subsidiaries, including restrictions on our or our restricted subsidiaries' ability to, among other things:

•	place liens on our or our restricted subsidiaries' assets;

•	make investments other than permitted investments;

•	incur additional indebtedness;

•	prepay or redeem certain indebtedness;

•	merge, consolidate or dissolve;

•	sell assets;

•	engage in transactions with affiliates;

•	change the nature of our business;

•	change our or our subsidiaries' fiscal year or organizational documents; and

•	make restricted payments (including certain equity issuances).
In addition, in the agreement governing our Opco Revolving Credit Facility, we are required to maintain a fixed charge coverage ratio of 1.00 to 1.00, if excess availability plus eligible cash collateral is less than 10% of the borrowing base for 15 consecutive days.
A failure by us or our subsidiaries to comply with the covenants or to maintain the required financial ratios contained in the agreements governing our indebtedness could result in an event of default under such indebtedness, which could adversely affect our ability to respond to changes in our business and manage our operations. Additionally, a default by us under one agreement covering our indebtedness may trigger cross-defaults under another agreement covering our indebtedness. Upon the occurrence of an event of default or cross-default under any of the agreements governing our indebtedness, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the agreements. If any of our indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern. See the "Liquidity and Capital Resources" for further information relating to our indebtedness.
Our results may be adversely affected by fluctuations in energy costs.
Energy costs have fluctuated dramatically in the past. These fluctuations may result in an increase in our transportation costs for distribution, utility costs for our retail stores, and costs to purchase product from our manufacturers. A rise in energy costs could adversely affect consumer spending and demand for our products and increase our operating costs, both of which could have a material adverse effect on our financial condition and results of operations.
Changes in taxation requirements or the results of tax audits could adversely affect our financial results.
In connection with the Reorganization, we elected to be treated as a corporation under Subchapter C of Chapter 1 of the Internal Revenue Code of 1986, as amended (the “Code”), effective May 2, 2010 which subjects us to additional taxes and risks, including tax on our income. As a result of the Reorganization, we recorded a net deferred tax asset and a one-time non-cash tax benefit of $31.8 million in the second quarter of 2010. In addition, we may be subject to periodic audits by the Internal Revenue Service and other taxing authorities. These audits may challenge certain of our tax positions, such as the timing and amount of deductions and allocations of taxable income to the various jurisdictions. These additional taxes and the results of any tax audits could adversely affect our financial results.
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
Antitakeover provisions in our charter documents and Delaware law might discourage or delay acquisition attempts for us that our stockholders might consider favorable.
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

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders; and

•	establish advance notice requirements for nominations for elections to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.
Our certificate of incorporation also contains a provision that provides us with protections similar to Section 203 of the Delaware General Corporate Law, that will prevent us from engaging in a business combination with a person who acquires at least 15% of our common stock for a period of 3 years from the date such person acquired such common stock, unless Board of Directors or stockholder approval is obtained prior to the acquisition. These antitakeover provisions and other provisions under Delaware law could discourage, delay, or prevent a transaction involving a change in control of our company, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.
 Our ability to pay dividends is subject to restrictions in our existing credit arrangements, results of operations, and capital requirements.
Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law, and other factors our Board of Directors deems relevant. Our ability to pay dividends on our common stock is limited by agreements governing our indebtedness and may be further restricted by the terms of any of our future debt or preferred securities. Additionally, because we are a holding company, our ability to pay dividends on our common stock is limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us, including restrictions under the terms of the agreements governing our indebtedness.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Home Office, Distribution Center, and Design Studio

Our 197,000 square foot principal executive office and 381,000 square foot distribution facility are located in Columbus and are leased from an affiliate of Limited Brands. Our Columbus distribution facility is operated by an affiliate of Limited Brands. Our lease for both facilities expires in 2016. We also lease office space for our design function in New York City at 111 Fifth Avenue under a lease agreement that expires in 2026.
Stores
All of our 609 stores are leased from third parties. See "Item 1. Business - Our Stores" for further information on the location of our stores.
We may from time to time lease new facilities or vacate existing facilities as our operations require, including in connection with opening new stores.

ITEM 3. LEGAL PROCEEDINGS.
Information relating to legal proceedings is set forth in Note 15 to our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" in Part II of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock began trading on the NYSE on May 13, 2010 under the symbol "EXPR". Prior to that date, there was no public market for our common stock. As of March 19, 2012, there were approximately 60 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.
The table below sets forth the high and low sales prices per share of our common stock reported on the NYSE since the IPO for the periods indicated.

	Market Price
	High	Low
2011
Fourth quarter	$23.52	$18.45
Third quarter	$23.67	$16.12
Second quarter	$24.02	$18.93
First quarter	$21.97	$16.83

	Market Price
	High	Low
2010
Fourth quarter	$19.00	$13.65
Third quarter	$18.00	$12.90
Second quarter (beginning May 13, 2010)	$19.10	$12.89
Dividends
We did not pay any dividends during 2011. During 2010, a $0.56 per share special, non-recurring dividend totaling $49.5 million was paid on December 23, 2010 to stockholders of record as of the close of business on December 16, 2010. Our ability to pay dividends is restricted by the terms of the agreements governing our outstanding indebtedness. For more information about these restrictions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Existing Credit Facilities". Any future determination to pay dividends will be made at the discretion of our Board of Directors and will depend on our results of operations, restrictions contained in current or future financing arrangements, and other factors as deemed relevant.
The following table provides information regarding the purchase of shares of our common stock made by or on behalf of us or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange Act of 1934, during each month of the quarterly period ended January 28, 2012:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs (1)
October 30, 2011 - November 26, 2011	—	$—	—	—
November 27, 2011 - December 31, 2011	—	—	—	—
January 1, 2012 - January 28, 2012	—	—	—	—
Total	—	$—	—	—

(1) As of January 28, 2012, we do not have any authorization to repurchase stock nor any plans to do so.
Performance Graph

The following graph compares the changes in the cumulative total return to stockholders of our common stock with that of the S&P 500 Index and the Dow Jones U.S. Apparel Retailers Index for the same period. The comparison of the cumulative total returns for each investment assumes that $100 was invested in our common stock and the respective indexes on May 13, 2010, which was the first day our stock was traded on the NYSE, and includes reinvestment of all dividends. The plotted points are based on the closing price on the last trading day of each quarter.

COMPARISON OF THE
CUMULATIVE TOTAL RETURN
among Express, Inc., S&P 500 Index
and Dow Jones U.S. Apparel Retailers Index

	5/13/10	7/31/10	10/30/10	1/29/11	4/30/11	7/30/11	10/29/11	1/28/12
Express, Inc.	$100.00	$104.78	$81.67	$105.91	$132.93	$138.03	$141.73	$134.53
S&P 500 Index	$100.00	$95.18	$102.23	$110.27	$117.81	$111.65	$111.03	$113.73
Dow Jones U.S. Apparel Retailers Index	$100.00	$87.86	$96.54	$103.16	$118.67	$117.21	$121.59	$121.22

The Performance Graph in this Item 5 is not deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C under the Exchange Act of 1934 or to the liabilities of Section 18 of the Exchange Act of 1934 and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

ITEM 6. SELECTED FINANCIAL DATA.
SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OPERATING DATA
The following tables set forth our selected historical consolidated financial and operating data as of the dates and for the periods indicated. The selected historical consolidated financial and operating data as of January 28, 2012 and January 29, 2011 and for the years ended January 28, 2012, January 29, 2011, and January 30, 2010 are derived from our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of January 30, 2010, January 31, 2009, and February 2, 2008, the selected operating data for the periods ended January 31, 2009 and February 2, 2008, are derived from our audited Consolidated Financial Statements, which are not included herein.
On July 6, 2007, investment funds managed by Golden Gate acquired 75% of the equity interests in our business from Limited Brands in the Golden Gate Acquisition. As a result of the Golden Gate Acquisition, a new basis of accounting was created beginning July 7, 2007 for the Successor periods ending after such date. Prior to the Golden Gate Acquisition, our Consolidated Financial Statements were prepared on a carve-out basis from Limited Brands. The carve-out Consolidated Financial Statements include allocations of certain costs of Limited Brands. In the Successor periods we no longer incur these charges, but do incur certain expenses as a stand-alone company for similar functions, including for certain support services provided by affiliates of Limited Brands. These allocated costs were based upon various assumptions and estimates and actual results may differ from these allocated costs, assumptions, and estimates. Accordingly, the carve-out Consolidated Financial Statements may not provide a comparable presentation of our financial position or results of operations as if we had operated as a stand-alone entity during the Predecessor periods.
 The selected historical consolidated data presented below should be read in conjunction with the sections entitled “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and the related Notes and other financial data included elsewhere in this Annual Report on Form 10-K.

	Successor					Predecessor
	Year Ended				July 7, 2007 through February 2, 2008	February 4, 2007 through July 6, 2007
	2011	2010	2009	2008

	(dollars in thousands, excluding net sales per gross square foot and per share data data)
Statement of Operations Data:
Net sales	$2,073,355	$1,905,814	$1,721,066	$1,737,010	$1,137,327	$659,019
Cost of goods sold, buying and occupancy costs	1,318,894	1,227,490	1,175,088	1,280,018	890,063	451,514
Gross profit	754,461	678,324	545,978	456,992	247,264	207,505
Selling, general, and administrative expenses	483,823	461,073	409,198	447,071	275,150	170,100
Other operating (income) expense, net	(308)	18,000	9,943	6,007	5,526	302
Operating income (loss)	270,946	199,251	126,837	3,914	(33,412)	37,103
Interest expense	35,804	59,493	53,222	36,531	6,978	—
Interest income	(12)	(16)	(484)	(3,527)	(5,190)	—
Other (income) expense, net	(411)	(1,968)	(2,444)	(300)	4,712	—
Income (loss) before income taxes	235,565	141,742	76,543	(28,790)	(39,912)	37,103
Income tax expense (1)	94,868	14,354	1,236	246	487	7,161
Net income (loss)	$140,697	$127,388	$75,307	$(29,036)	$(40,399)	$29,942
Dividends declared per share	$—	$0.56	$—	$—	$—	$—
Earnings (loss) per share:
Basic	$1.59	$1.49	$1.01	$(0.40)	$(0.57)
Diluted	$1.58	$1.48	$1.00	$(0.40)	$(0.57)
Weighted average shares outstanding: (2)
Basic	88,596	85,369	74,566	72,516	71,409
Diluted	88,896	86,050	75,604	72,516	71,409
Other Financial and Operating Data:
Comparable sales change (3)	6%	10%	(4)%	(3)%	12%	6%
Net sales per gross square foot (4)	$355	$346	$321	$337	$213	$118
Total gross square feet (in thousands) (average)	5,196	5,029	5,033	5,060	5,348	5,604
Number of stores (at period end)	609	591	573	581	587	622
Capital expenditures	$77,176	$54,843	$26,853	$50,551	$15,258	$22,888
Balance Sheet Data (at period end):
Cash and cash equivalents	$152,362	$187,762	$234,404	$176,115	$320,029
Working capital (excluding cash and cash equivalents )(5)	(31,536)	(56,054)	(65,794)	(28,317)	(63,308)
Total assets	862,199	862,749	869,554	860,413	1,025,817
Total debt (including current portion)	198,539	367,407	416,763	498,478	124,375
Total stockholders' equity	$281,147	$130,162	$141,453	$97,099	$615,290

(1)
Prior to the Reorganization, we were treated as a partnership for federal income tax purposes, and therefore had not been subject to federal and state income tax, with the exception of a limited number of state and local jurisdictions. In connection with the Reorganization we became taxable as a corporation, effective May 2, 2010, and recorded a $31.8 million tax benefit related to this conversion.

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

(3)
Comparable sales have been calculated based upon stores that were open at least thirteen full months as of the end of the reporting period. For 2011, 2010 and 2009, comparable sales include e-commerce merchandise sales.

(4)
Net sales per gross square foot is calculated by dividing net sales for the applicable period by the average gross square footage during such period. For the purpose of calculating net sales per gross square foot, e-commerce sales and other revenues are excluded from net sales.

(5)	Working capital is defined as current assets, less cash and cash equivalents, less current liabilities, excluding the current portion of long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview
Express is a nationally recognized specialty apparel and accessory retailer offering both women's and men's merchandise. We have over 30 years of experience offering a distinct combination of style and quality at an attractive value to women and men between 20 and 30 years old. We offer our customers an assortment of fashionable apparel and accessories to address fashion needs across multiple aspects of their lifestyles, including work, casual, jeanswear, and going-out occasions. We entered 2011 following a strong year of growth in 2010. We continued our momentum into 2011 through maintained focus on our growth strategy and expense management. This focus enabled us to exceed $2 billion in sales and increase our net income to $140.7 million in 2011 compared to $127.4 million in 2010, representing a 10% increase. In addition, we increased our earnings per diluted share to $1.58 in 2011 from $1.48 in 2010. Our growth strategies and a summary of our execution of these strategies is presented below.

Improve Productivity of Our Retail Stores
Our comparable sales increased 6% in 2011 compared to 2010, and was driven by growth in average dollar sales. We attribute our sustained positive comparable sales in existing stores along with improved product margins to our consistent application of our go-to-market strategy whereby we aggressively chase into winning trends through data-driven decision making. In 2011, we continued to invest significant dollars in marketing to increase our brand recognition. Additionally, we piloted a new loyalty program in approximately 90 stores that enables participation by all customers, regardless of payment method. Over time, we expect this increased marketing investment to result in higher traffic and transactions at our stores and online.

Expand Our Store Base
In 2011, we opened 27 new company-operated stores, including 6 stores in Canada, and closed 9 stores. As of January 28, 2012, we operated 609 locations, 576, or 95%, of which are in our dual-gender format. In 2012 we expect to open approximately 30 additional stores in the United States and Canada, and close 12 stores. Our projected store openings include 7 to 10 new stores in Canada. The planned store openings include two Company-owned flagship stores in the United States, which we anticipate will result in approximately $8 million in incremental pre-opening expenses. Our projected store closures are related to dual gender store conversions for the few locations where we still operate both women's and men's stand-alone stores, shopping center redevelopments, and exiting underperforming stores as their respective leases expire.

Expand Our e-Commerce Platform
In 2011, our e-commerce sales increased 39% over 2010. The growth in e-commerce sales was driven by increased sales volume across our assortment. E-commerce sales represented 10% of our total net sales in 2011. Sales growth over last year was relatively consistent by quarter, and we expect to see this channel grow to 13% to 15% of net sales in the longer term.

Expand Internationally
Our international expansion continued in 2011 with the opening of 6 Company-owned Express stores in Canada. In addition, we continue to earn royalties from the Express stores in the Middle East that are operated by Alshaya through the Development Agreement. We continue to be pleased with the performance of our international stores and are increasingly optimistic about our strategy to grow internationally through additional agreements with local partners across the globe, joint venture relationships, and company-owned stores in targeted countries. We anticipate an operating losses related to international expansion of approximately $5 million in 2012 and approximately $9 million in 2013, which will primarily relate to investments to build our team and infrastructure to support this expansion.

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
Consumer Preferences and Fashion Trends. Our ability to maintain our appeal to our existing customers and to attract new customers depends on our ability to anticipate fashion trends. Periods in which we have successfully anticipated fashion trends generally have had more favorable results. If we misjudge the market for our products, we may be faced with significant excess inventories for some products and may be required to mark down those products in order to sell them, or we may be required to discard those products, either of which would impact our gross profit. In recent periods, we have redesigned our go-to-market strategy by focusing on early season testing and managing timing on purchases and production to reduce our exposure to changes in specific styles and trends, which we believe has led to higher product margins from reduced markdowns and lower inventory risk.
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
The Timing of Our Releases of New Merchandise and Promotional Events. We incur expenditures relating to planning and production when we release new merchandise. If a release is successful, this new merchandise will have a positive impact on our sales until consumer preferences change or until those items are replaced in our stores by new items. Promotional events are intended to generate increased consumer awareness of our products and to increase sales in later periods. These may result in increased expenses in the periods in which the promotions are taking place.
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
Changes in Sales Mix Among Sales Channels. Our results of operations may vary according to the amount of products we sell in our stores versus the amount of products we sell through e-commerce. Most of our store operating costs are fixed in the short term, with the exceptions of incentive compensation for our employees and discretionary spending, while our e-commerce operating model has a larger variable cost component and depends in large part on the amount of goods sold. Our sales from e-commerce increased 39% from 2010 to 2011 and comprised 10% of our net sales in 2011. Sales from e-commerce increased by 60% from 2009 to 2010, and comprised 8% of our net sales in 2010 and 5% of our net sales in 2009. As sales from e-commerce continue to increase, we expect our gross margins to be positively affected.
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
The Number of Stores We Open, Close, and Convert to a Dual-Gender Format in Any Period. During any period in which we are constructing additional stores, we will incur capital expenditures as a result of that expansion. In the past, when we converted stores to a dual-gender format, we incurred capital expenditures. Because our dual-gender store conversion efforts are largely complete, store conversions are not expected to have a significant impact on our results going forward. The number of stores that we operate in any period will impact our results for that period.
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
 Our cost of goods sold, buying and occupancy costs increase in higher volume quarters because the direct cost of purchased merchandise is tied to sales. Buying and occupancy costs are largely fixed and do not necessarily increase as volume increases. Changes in the mix of our products, such as changes in the proportion of accessories, which are higher margin, may also impact our overall cost of goods sold, buying and occupancy costs. We review our inventory levels on an on-going basis in order to identify slow-moving merchandise and generally use markdowns to clear such merchandise. The timing and level of markdowns are driven primarily by seasonality and customer acceptance of our merchandise. We use third-party vendors and company-owned outlet stores to dispose of marked-out-of-stock merchandise. The primary drivers of the costs of individual goods are raw materials, labor in the countries where our merchandise is sourced, and logistics costs associated with transporting our merchandise.
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
Other Operating Expense, Net. Other operating expense, net includes excess proceeds received from the settlement of insurance claims and gain/loss on disposal of assets. Other operating expense, net previously included advisory fees paid under the terms of the Advisory Agreement with Golden Gate ("Advisory Agreement") and the Limited Liability Company Agreement with Limited Brands ("LLC Agreement") for the periods in which these fees were incurred. See Note 7 to our Consolidated Financial Statements. In connection with the IPO and Reorganization, the Advisory Agreement and the LLC Agreement were terminated effective May 12, 2010, and, therefore, we no longer incur costs related to these agreements.
Other Factors Affecting Our Results
Certain important factors impacted the results presented in this “Management's Discussion and Analysis of Financial Condition and Results of Operations,” including (1) our transition from a division of Limited Brands to a stand-alone private company and then to a public company as a result of the IPO, (2) our change in tax status as a result of the Reorganization, (3) the prepayment of the 13.5% Topco Term B Loan ("Term B Loan") and 14.5% Topco Term C Loan ("Term C Loan"), collectively referred to as the "Topco Credit Facility" in connection with the IPO and the Senior Notes offering, respectively, and (4) the repurchase of $49.2 million of Senior Notes and the prepayment of the Opco Term Loan.
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
On May 12, 2010, we converted from a Delaware limited liability company to a Delaware corporation. See Note 1 and Note 8 to our Consolidated Financial Statements. In connection with the Reorganization, we elected to be treated as a corporation under Subchapter C of Chapter 1 of the Code effective May 2, 2010 and are subject to federal and state income tax expense. The Reorganization, for tax purposes, was deemed a contribution by Express Parent of its assets and liabilities to Express, Inc., followed by the liquidation of Express Parent. As a result, we recorded net deferred tax assets and a one-time, non-cash tax benefit of $31.8 million.
Senior Notes Offering and Prepayment of Term C Loan. On March 5, 2010, we issued, in a private placement, $250.0 million of 8 3/4 % Senior Notes due 2018 at an offering price of 98.6% of the face value of the Senior Notes. A portion of the proceeds from the Senior Notes offering was used to prepay all of the Term C Loan outstanding under the Topco Credit Facility, plus accrued and unpaid interest and prepayment penalties, in an aggregate amount equal to approximately $154.9 million.
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
Additional Debt Reduction. During the first and second quarters of 2011, we repurchased $25.0 million and $24.2 million of Senior Notes, respectively, on the open market for a total $53.6 million. This resulted in a $6.9 million loss on extinguishment of debt. In addition, in December 2011, we used cash on hand to prepay all of the Opco Term Loan outstanding principal balance, plus accrued and unpaid interest, in an aggregate amount of approximately $119.7 million. The prepayment of the Opco Term Loan resulted in a $2.4 million loss on extinguishment.

Results of Operations
The table below sets forth the various line items in the Consolidated Statements of Income and Comprehensive Income as a percentage of net sales for the last three years.

	2011	2010	2009
Net sales	100%	100%	100%
Cost of goods sold, buying and occupancy costs	64%	64%	68%
Gross profit	36%	36%	32%
Selling, general, and administrative expenses	23%	24%	24%
Other operating expense, net	—%	1%	1%
Operating income	13%	10%	7%
Interest expense	2%	3%	3%
Interest income	—%	—%	—%
Other income, net	—%	—%	—%
Income before income taxes	11%	7%	4%
Income tax expense	5%	1%	—%
Net income	7%	7%	4%
Fiscal Year Comparisons
Net Sales

	Year Ended
	2011	2010	2009
Net sales (in thousands)	$2,073,355	$1,905,814	$1,721,066
Comparable sales percentage increase / (decrease)	6%	10%	(4)%
Net sales per average gross square foot (a)	$355	$346	$321
Total store square footage at end of period (in thousands) (a)	5,267	5,128	4,995
Number of:
Stores open at beginning of period	591	573	581
New stores	27	23	7
Closed stores	(9)	(5)	(15)
Stores open at end of period	609	591	573

(a)
Net sales per average gross square foot is determined by dividing net sales (excluding e-commerce sales, shipping and handling revenue related to e-commerce, gift card breakage, and royalties) for the period by average gross square feet during the period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.

Net sales increased $167.5 million from $1.9 billion in 2010 to $2.1 billion in 2011, a 9% increase. Comparable sales, increased by $109.0 million, or 6%, in 2011 compared to 2010. The comparable stores sales growth was driven by growth in average dollar sales during the period as well as the continued growth in e-commerce sales. Non-comparable sales increased $58.5 million primarily driven by new store openings. Other revenue was $21.5 million in 2011, an increase of $4.0 million, compared to other revenue of $17.5 million in 2010, primarily as a result of more shipping and handling revenue related to e-commerce merchandise sales growth.

Net sales increased $184.7 million from $1.7 billion in 2009 to $1.9 billion in 2010, an 11% increase. Comparable sales increased by $165.3 million, or 10%, in 2010 compared to 2009. The comparable store sales growth was driven by an increase in transactions and growth in average dollar sales during the period as well as the continued growth in e-commerce sales. Non-comparable sales increased $19.4 million primarily driven by new store openings. Other revenue was $17.5 million in 2010, an increase of $5.3 million, compared to other revenue of $12.2 million in 2009, primarily as a result of more shipping and handling revenue related to e-commerce sales growth.

Gross Profit
The following table shows cost of sales and gross profit in dollars for the stated periods:

	Year Ended
	2011	2010	2009
	(in thousands)
Cost of goods sold, buying and occupancy costs	$1,318,894	$1,227,490	$1,175,088
Gross profit	$754,461	$678,324	$545,978
The 80 basis point improvement in gross margin, or gross profit as a percentage of net sales, in 2011 compared to the 2010 period was comprised of 40 basis points of merchandise margin expansion and 40 basis points of buying and occupancy leverage. The merchandise margin expansion was primarily driven by average unit retail increases in certain categories, partially offset by average unit cost increases and higher cancellation charges resulting from our strategic positioning of fabric ahead of anticipated cost increases, along with improvements in the execution of our go-to-market strategy.
From 2009 to 2010 we had a 390 basis point improvement in gross margin, which primarily reflected increased full-priced merchandise sales and less markdown activity. We believe this is driven by our go-to-market strategy, which is designed to reduce markdowns and inventory risk through increased product testing, more informed inventory buys, and chasing into proven styles.
Selling, General and Administrative Expenses
The following table shows selling, general and administrative expenses in dollars for the stated periods:

	Year Ended
	2011	2010	2009
	(in thousands)
Selling, general, and administrative expenses	$483,823	$461,073	$409,198

The $22.8 million increase in selling, general, and administrative expenses in 2011 compared to 2010 was driven by a $21.9 million increase in payroll primarily from annual merit increases, increased share-based compensation expense, additional store payroll hours to support increased sales, and additional headcount at our home office to support e-commerce and information technology initiatives. Also contributing to the increase was an $11.1 million increase in marketing expense driven by our continued investments in brand building initiatives, including television advertising and increased e-commerce and print advertising to heighten awareness and maximize the strength of our brand, as well as increased investment to support our entrance into Canada. These increases were partially offset by a $9.8 million decrease in professional fees, including $3.2 million of IPO costs incurred in 2010.

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
Other Operating (Income) Expense, Net
The following table shows other operating (income) expense, net in dollars for the stated periods:

	Year Ended
	2011	2010	2009
	(in thousands)
Other operating (income) expense, net	$(308)	$18,000	$9,943

The $18.3 million decrease in other operating (income) expense, net in 2011 compared to 2010 was driven by the $10.0 million fee paid to Golden Gate and $3.3 million fee paid to Limited Brands to terminate the Advisory Agreement and the LLC Agreement, respectively, upon completion of the IPO on May 18, 2010 and $4.7 million of expense related to on-going advisory fees with Golden Gate and Limited Brands prior to the IPO.

The $8.1 million increase in other operating expense, net in 2010 compared to 2009 was driven by the termination fees noted above paid to Golden Gate and Limited Brands. This increase was partially offset by the elimination of the advisory fees in the third and fourth quarter of 2010, which were previously incurred under the Advisory Agreement and the LLC Agreement. Fees under both the Advisory Agreement and the LLC Agreement were incurred during all of 2009.
Interest Expense
The following table shows interest expense in dollars for the stated periods:

	Year Ended
	2011	2010	2009
	(in thousands)
Interest expense	$35,804	$59,493	$53,222

The $23.7 million decrease in interest expense in 2011 compared to 2010 resulted primarily from the $20.8 million loss on extinguishment of debt associated with the early repayment of the Topco Credit Facility in 2010, which, along with the repurchase of the Senior Notes in 2011, also led to $9.2 million in interest savings during 2011. These reductions were partially offset by a $9.6 million loss on extinguishments related to the repurchases of $49.2 million of Senior Notes, the amendment of the Opco Credit Facility, and the prepayment of the Opco Term Loan in 2011.

The $6.3 million increase in interest expense in 2010 compared to 2009 resulted primarily from the $20.8 million loss on extinguishment of debt associated with the early repayment of the Topco Credit Facility in 2010, partially offset by $14.3 million lower interest expense on the Senior Notes at an interest rate of 8 3/4% versus the Term C and Term B Loans at an interest rate of 14.5% and 13.5%, respectively.
Income Tax Expense

The following table shows income tax expense in dollars for the stated periods:

	Year Ended
	2011	2010	2009
	(in thousands)
Income tax expense	$94,868	$14,354	$1,236

The effective tax rate for 2011 was 40.3% compared to 10.1% for 2010 and 1.6% for 2009. The higher rate was primarily due to our becoming subject to taxation as a corporation on May 2, 2010 in connection with our conversion to a corporation. We were previously treated as a partnership for tax purposes through May 1, 2010 and therefore, generally were not subject to federal and state income taxes.

We anticipate our effective tax rate will be between 39.9% and 40.1% in 2012.

Adjusted Net Income and Adjusted Earnings Per Diluted Share

The following table presents Adjusted Net Income and Adjusted Earnings Per Diluted Share for the stated periods:

	Year Ended
	2011	2010	2009
	(in thousands)
Adjusted Net Income	$147,126	$121,790	$75,307	*
Adjusted Earnings Per Diluted Share	$1.66	$1.42	$1.00	*

* No adjustments were made to net income or earnings per diluted share in 2009.

We supplement the reporting of our financial information determined under United States generally accepted accounting principles ("GAAP") with certain non-GAAP financial measures: adjusted net income and adjusted earnings per diluted share. We believe that these non-GAAP measures provide meaningful information to assist stockholders in understanding our financial results and assessing our prospects for future performance. Management believes adjusted net income and adjusted earnings per diluted share are important indicators of our operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results, and provide a better baseline for analyzing trends in our underlying business. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported net income and earnings per diluted share. These non-GAAP financial measures reflect an additional way of viewing our operations that, when viewed with our GAAP results and the below reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of our business. We strongly encourage investors and stockholders to review our financial statements and publicly-filed reports in their entirety and not rely on any single financial measure.

The tables below reconcile the non-GAAP financial measures, adjusted net income and adjusted earnings per diluted share, with the most directly comparable GAAP financial measures, net income and earnings per diluted share.

	2011
(in thousands, except per share amounts)	Net Income	Earnings per Diluted Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$140,697	$1.58	88,896
Transaction Costs (a)*	614	0.01
Interest Expense (b) *	5,815	0.07
Adjusted Non-GAAP Measure	$147,126	$1.66

(a)	Includes transaction costs related to the secondary offerings of our common stock completed in April 2011 and December 2011.

(b)
Includes premium paid and accelerated amortization of debt issuance costs and debt discount related to the repurchases of $49.2 million of Senior Notes, the amendment of the $200 million Opco Revolving Credit Facility, and the prepayment of the $125 million Opco Term Loan outstanding balance.

* Items were tax affected at our statutory rate of approximately 39% for 2011.

	2010
(in thousands, except per share amounts)	Net Income	Earnings per Diluted Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$127,388	$1.48	86,050
Transaction Costs (a)*	2,718	0.03
Advisory/LLC Fees (b) *	8,121	0.10
Interest Expense (c) *	15,370	0.18
Non-Cash Tax Benefit (d)	(31,807)	(0.37)
Adjusted Non-GAAP Measure	$121,790	$1.42

(a)	Includes transaction costs related to the Senior Notes offering, the IPO, and the secondary offering completed in December 2010.

(b)	Includes one-time fees paid to Golden Gate and Limited Brands for terminating advisory arrangements with them.

(c)	Includes prepayment penalty and accelerated amortization of debt issuance costs and debt discount related to the early repayment of the Topco Credit Facility.
(d)Represents one-time, non-cash tax benefit in connection with the conversion to a corporation.

* Items were tax affected at approximately 1.2% for the thirteen weeks ended May 1, 2010 and at our statutory rate of approximately 39.1% for the remainder of the year.

EBITDA and Adjusted EBITDA
The following table presents EBITDA and Adjusted EBITDA for the stated periods:

	Year Ended
	2011	2010	2009
	(in thousands)
EBITDA	$336,692	$266,281	$198,949
Adjusted EBITDA	$363,440	$309,298	$229,750
EBITDA and Adjusted EBITDA have been presented in this Annual Report on Form 10-K and are supplemental measures of financial performance that are not required by, or presented in accordance with GAAP. EBITDA is defined as consolidated net income before depreciation and amortization, interest expense (net), which includes amortization of debt issuance costs and debt discounts and losses on debt extinguishment, and income taxes. Adjusted EBITDA is calculated in accordance with the agreements governing our existing debt arrangements and is defined as EBITDA adjusted to exclude the items set forth in the following table.
EBITDA is included in this Annual Report on Form 10-K because it is a key metric used by management to assess our operating performance. Adjusted EBITDA is included in this Annual Report on Form 10-K because it is a measure by which our lenders evaluate our covenant compliance. The Opco Term Loan contained a leverage ratio covenant and the Opco Revolving Credit Facility contains a fixed charge coverage ratio covenant that we must meet if we do not meet the excess availability requirement under the Opco Revolving Credit Facility, and both covenants are calculated based on Adjusted EBITDA. Non-compliance with the financial ratio covenants contained in the Opco Revolving Credit Facility could result in the acceleration of our obligations to repay all amounts outstanding under this agreement. In addition, the Opco Revolving Credit Facility and the indenture governing the Senior Notes contain covenants that restrict, subject to certain exceptions, our ability to incur additional indebtedness or make restricted payments, such as dividends, based, in some cases, on our ability to meet leverage ratios or fixed charge coverage ratios. Adjusted EBITDA is a material component of these ratios.
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

	Year Ended
	2011	2010	2009
	(in thousands)
Net income	$140,697	$127,388	$75,307
Depreciation and amortization	65,335	65,062	69,668
Interest expense, net (a)	35,792	59,477	52,738
Income tax expense	94,868	14,354	1,236
EBITDA	336,692	266,281	198,949
Non-cash deductions, losses, charges (b)	14,044	14,579	12,128
Non-recurring expenses (c)	—	2,090	5,908
Transaction expenses (d)	—	2,628	1,656
Permitted Advisory Agreement fees and expenses (e)	—	12,752	7,153
Non-cash expense related to equity incentives	10,089	5,296	2,052
Foreign currency translation	(411)	—	—
Other adjustments allowable under our existing credit agreements (f)	3,026	5,672	1,904
Adjusted EBITDA	$363,440	$309,298	$229,750

(a)	Includes interest income and also includes amortization of debt issuance costs, amortization of debt discount, and loss on extinguishment of debt.

(b)	Adjustments made to reflect the net impact of non-cash expense items and other allowable adjustments in accordance with our debt agreements.

(c)	Primarily includes expenses related to the development of stand-alone information technology systems in connection with the termination of our transition services agreement with Limited Brands.

(d)	Represents costs incurred related to items such as the issuance of stock, recapitalizations, and incurrence of permitted indebtedness.

(e)	Includes advisory fees and expenses paid to Golden Gate pursuant to the Advisory Agreement entered into in connection with the Golden Gate Acquisition.

(f)	Reflects adjustments permitted under our existing credit agreements, including advisory fees paid to Limited Brands under the LLC Agreement.

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

In 2011, we had the following significant cash transactions outside the normal course of business:

•	In the first quarter, we repurchased $25.0 million of Senior Notes on the open market at a price of 108.75% of the principal amount, or $27.2 million;

•	In the second quarter, we repurchased $24.2 million of Senior Notes on the open market at an average price of 109.21% of the principal amount, or $26.4 million; and

•	In the fourth quarter, we prepaid the entire $119.7 million outstanding balance of the Opco Term Loan.

Following these transactions, as of January 28, 2012, we had cash and cash equivalents of approximately $152.4 million and $193.6 million of availability under the Opco Revolving Credit Facility.

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
Cash Flow Analysis
A summary of operating, investing and financing activities are shown in the following table:

	Year Ended
	2011	2010	2009
	(in thousands)
Provided by operating activities	$212,609	$219,958	$200,721
Used in investing activities	(77,236)	(54,843)	(26,873)
Used in financing activities	(170,775)	(211,757)	(115,559)
(Decrease) increase in cash and cash equivalents	(35,400)	(46,642)	58,289
Cash and cash equivalents at end of period	$152,362	$187,762	$234,404
Net Cash Provided by Operating Activities
The majority of our operating cash inflows are derived from sales. Our operating cash outflows generally consist of payments to merchandise vendors (net of vendor allowance), employees for wages, salaries, and other employee benefits, and landlords for rent. Operating cash outflows also include payments for income taxes and interest payments on long-term debt.
Net cash provided by operating activities was $212.6 million in 2011 compared to $220.0 million in 2010, a decrease of $7.4 million. Relative to the fifty-two weeks ended January 28, 2012, the decrease in cash provided by operations primarily related to the following:

•
Items included in net income provided $224.0 million of cash during 2011 compared to $191.5 million during 2010. The increase in the current year was primarily driven by improved operating results of our business and lower interest expense. As discussed in the “Results of Operations” section above, this was primarily the result of higher average dollar sales and the ongoing execution of our go-to-market strategy, as well as continued debt reduction. These items were offset by higher taxes in the current year as a result of improved operating results and the change in our tax status during the second quarter of 2010.

•
The increase in cash provided by items included in net income discussed above was more than offset by $11.3 million of cash used for working capital increases during 2011 compared to $28.5 million of cash provided in 2010. Working capital is subject to cyclical operating needs, the timing of receivable collections and payable and expense payments, and the seasonal fluctuations in our operations. The working capital increase in 2011 was primarily attributable to an increase in inventories and income tax liability. The increase in inventories primarily reflects funding for continued e-commerce growth, new stores, and new category growth, while the increase in income tax liability was driven by our status as a corporation for all of 2011 versus only 9 months in 2010 and timing of tax payments.

Net cash provided by operating activities was $220.0 million in 2010 compared to $200.7 million in 2009. The increase in net income increased operating cash flow by $52.1 million in 2010 compared to 2009. We had the following significant operating cash outflows during 2010: (1) $13.3 million in one-time fees related to the termination of the Advisory Agreement and the LLC Agreement and (2) $12.0 million in prepayment penalties related to the prepayments of the Term B Loan and the Term C Loan. In addition we had cash outflows related to changes in working capital primarily related to an increase in inventories of $13.5 million to support our sales growth. Further, as a result of our conversion to a corporation, we recognized a non-cash deferred tax gain of $31.8 million, which was partially offset in the periods subsequent to the conversion by deferred tax expense related to book income. We also had an $8.8 million non-cash loss on extinguishment of debt related to the prepayments of the Term B Loan and Term C Loan.
 Net Cash Used in Investing Activities
Investing activities consist primarily of capital expenditures for new and remodeled store construction and fixtures, store maintenance, information technology, and home office renovations.

Net cash used in investing activities increased $22.4 million to $77.2 million in 2011 compared to $54.8 million in 2010. This increase was primarily driven by capital expenditures, gross of landlord allowances, attributed to new store openings and remodels and store fixtures, totaling $60.7 million during 2011 compared to $38.9 million during 2010.

Net cash used in investing activities increased $28.0 million to $54.8 million in 2010 compared to $26.9 million in 2009. Capital expenditures, gross of landlord allowances, attributed to the opening of new stores, store remodels, and store conversions to a dual-gender format totaled $38.9 million during 2010 compared to $16.7 million during 2009, an increase of $22.2 million.  Capital expenditures related to investments in information technology primarily related to our transition to a stand-alone business were $14.3 million in 2010 compared to $10.2 million in 2009.

The remaining capital expenditures in each period relate primarily to investments in information technology, store fixtures, heating, ventilation and air conditioning improvements, gates, and investments in the operations at our corporate home office.

In 2012 we plan to open approximately 30 new stores, including 20 to 23 in the United States and 7 to 10 in Canada.  We expect capital expenditures for 2012 to be approximately $120.0 to $125.0 million, primarily driven by these new store openings. These capital expenditures do not include the impact of landlord allowances, which are expected to be approximately $17.0 to $21.0 million for 2012.
Net Cash Used in Financing Activities
Net cash used by financing activities was $170.8 million during 2011 as compared to $211.8 million in 2010, a decrease of $41.0 million. This use of cash in 2011 consisted of the $119.7 million prepayment of the Opco Term Loan outstanding balance and repurchases of $49.2 million of Senior Notes.

Net cash used by financing activities was $211.8 million during 2010 as compared to $115.6 million in 2009, an increase of $96.2 million. This use of cash consisted of repayments of $300.0 million for borrowings under the Topco Credit Facility, $261.0 million in distributions to equity holders prior to the IPO, including a $31.0 million tax distribution in the second quarter of 2010, a special dividend of $49.5 million in December of 2010, and $18.7 million in costs incurred in connection with the Senior Notes offering and the IPO. These uses were offset by net proceeds of $246.5 million (net of original issue discount) received from the Senior Notes offering and $166.9 million (net of underwriting discount) received from the IPO.
Credit Facilities

The following provides an overview of the current status of our long term debt arrangements.  Refer to Note 9 of our Consolidated Financial Statements for additional information related to the Company's long-term debt arrangements.

Opco Revolving Credit Facility
On July 29, 2011, Express Holding and its domestic subsidiaries entered into an amended and restated $200.0 million secured asset-based loan credit agreement. The Opco Revolving Credit Facility amended, restated, and extended the existing $200.0 million asset-based revolving credit facility, which was scheduled to expire on July 6, 2012. The amended Opco Revolving Credit Facility is scheduled to expire on July 29, 2016 and allows for up to $30.0 million of swing line advances and up to $45.0 million to be available in the form of letters of credit.
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
As of January 28, 2012, there were no borrowings outstanding, and we had $193.6 million of excess availability under the Opco Revolving Credit Facility. We were not subject to the fixed charge coverage ratio covenant in the Opco Revolving Credit Facility at January 28, 2012 because excess availability plus eligible cash collateral exceeded 10% of the borrowing base.
Opco Term Loan
In December 2011, we prepaid the $119.7 million outstanding principal balance under our Opco Term Loan. As a result of the prepayment, we incurred charges to write-off unamortized debt issuance costs totaling approximately $2.4 million.
Senior Notes
On March 5, 2010, Express, LLC and Express Finance, as co-issuers, issued $250.0 million of 8 3/4% Senior Notes due 2018 at an offering price of 98.6% of the face value. An affiliate of Golden Gate purchased $50.0 million of Senior Notes in the offering. Interest on the Senior Notes is payable on March 1 and September 1 of each year. Unamortized debt issuance costs outstanding related to the Senior Notes as of January 28, 2012 were $7.0 million.

In the first quarter of 2011, $25.0 million of Senior Notes were repurchased on the open market at a price of 108.75% of the principal amount. In the second quarter of 2011, $24.2 million of Senior Notes were repurchased on the open market at an average price of 109.21% of the principal amount. Following these repurchases, the Golden Gate affiliate held $10.0 million in face value of Senior Notes as of January 28, 2012.
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases and debt obligations. As of January 28, 2012, our contractual cash obligations over the next several periods are set forth below.

	Payments Due by Period
Contractual Obligations:	Total	<1 Year	2-3 Years	4-5 Years	Thereafter
	(in thousands)
Existing Debt Facilities(1)	$200,850	$—	$—	$—	$200,850
Interest Costs(2)	114,232	17,574	35,148	35,148	26,362
Other Long-Term Obligations(3)	43,422	10,498	21,241	11,683	—
Operating Leases(4)	923,803	178,368	286,586	184,518	274,331
Purchase Obligations(5)	273,621	273,621	—	—	—
Total	$1,555,928	$480,061	$342,975	$231,349	$501,543

(1)
As of January 28, 2012, we had the following amounts outstanding under our existing credit facilities: no amounts outstanding under the Opco Revolving Credit Facility and $200.8 million in Senior Notes outstanding. The Opco Revolving Credit Facility matures on July 29, 2016 and the Senior Notes are due in March 2018. See “Liquidity and Capital Resources- Credit Facilities.”

(2)	Includes interest under existing debt facilities.

(3)	Other long-term obligations consist of employment related agreements and obligations under other long-term agreements, including with an affiliate of Limited Brands.

(4)
We enter into operating leases in the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The future operating lease obligations would change if we were to exercise these options, or if we were to enter into additional new operating leases. Common area maintenance, real estate tax, and other customary charges included in our operating lease agreements and are not included above. Estimated annual expense incurred for such charges are approximately $93.1 million.

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

Gift Card Breakage
We sell gift cards in our retail stores and through our e-commerce website and third parties, which do not expire or lose value over periods of inactivity. We account for gift cards by recognizing a liability at the time a gift card is sold. We recognize income from gift cards when they are redeemed by the customer. In addition, income on unredeemed gift cards is recognized proportionally using a time based attribution method from issuance of the gift card to the time it is can be determined that the likelihood of the gift card being redeemed is remote. The gift card breakage rate is based on historical redemption patterns.

Our accounting methodology for calculating gift card breakage contains uncertainties because it requires management to make assumptions that future gift card redemptions will follow the pattern of previous redemptions. Our estimates for these items are based primarily on historical transaction experience.

We have not made any material changes in the accounting methodology used to determine gift card breakage over the past 3 years.

We have no reason to believe that there will be a material change in the future estimates or assumptions we use to measure gift card breakage. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 100 basis point change in our gift card breakage rate as of January 28, 2012 would have affected pre-tax income by approximately $0.6 million.

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

A 10% increase or decrease in the lower of cost or market adjustment would impact the inventory balance and pre-tax income by $0.9 million as of and for the year ended January 28, 2012.
                                                                A 10% increase or decrease in the inventory shrink reserve balance would impact the reserve balance and pre-tax income by $1.8 million as of and for the year ended January 28, 2012.

Description of Policy	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Intangible Assets
Intangible assets with indefinite lives, primarily trade names, are reviewed for impairment annually in the fourth quarter and may be reviewed more frequently if indicators of impairment are present. The impairment review is performed by comparing the carrying value of the asset to the estimated fair value determined using the relief from royalty method.

Our analysis of indefinite lived intangible assets for impairment requires judgments surrounding the discount rate, expected sales, and royalty rate. These assumptions are subjective and subject to change.

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

We have no reason to believe that there will be a material change in the future estimates or assumptions we use in this evaluation. However, if we become aware of additional triggering events or if triggering events that we are not currently using are added, there is potential that additional stores could be required to be tested for impairment and could be impaired.

Claims and Contingencies
We are subject to various claims and contingencies related to legal, regulatory, and other matters arising out of the normal course of business. Our determination of the treatment of claims and contingencies in our Consolidated Financial Statements is based on management's view of the expected outcome of the applicable claim or contingency. Management may also use outside legal advice on matters related to litigation to assist in the estimating process.

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

As we have limited history as a public company, we have elected to utilize the SEC's simplified method for calculation of our expected term, which takes a significant amount of judgment out of this assumption. Our volatility was estimated using comparable companies' volatility over a similar expected term.

We have no reason to believe that the future volatility of our stock will be materially different from the estimate used in valuing our awards.

A 10% increase in volatility would yield an approximate 7% increase in the Black-Scholes-Merton valuation for stock options.

Related Party Transactions

See Note 7 to our Consolidated Financial Statements for a description of our related party transactions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
Our Opco Revolving Credit Facility bears interest at variable rates. See Note 9 of our Consolidated Financial Statements for further information on the calculation of the rates. We did not borrow any amounts under the Opco Revolving Credit Facility during 2011. Borrowings under our Senior Notes bear interest at a fixed rate. For fixed rate debt, interest rate changes affect the fair value of such debt, but do not impact earnings or cash flow. Changes in interest rates are not expected to have a material impact on our future earnings or cash flows given our limited exposure to such changes.

Foreign Currency Exchange Risk
All of our purchases are denominated in US dollars, therefore we are not exposed to foreign currency exchange risk on these purchases. However, we currently operate six stores in Canada and the functional currency of our Canadian operations is the Canadian dollar. Our Canadian operations have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation, but the transactions resulting in such accounts do expose us to foreign currency exchange risk. We do not utilize hedging instruments to mitigate foreign currency exchange risks. A hypothetical 10% change in the Canadian foreign exchange rate would not materially affect our results of operations or cash flows.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Express, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of Express, Inc. and its subsidiaries at January 28, 2012 and January 29, 2011, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audit (which was an integrated audit in 2011). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
March 23, 2012

EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts)

	January 28, 2012	January 29, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$152,362	$187,762
Receivables, net	9,027	9,908
Inventories	208,954	185,209
Prepaid minimum rent	23,461	22,284
Other	18,232	22,130
Total current assets	412,036	427,293

PROPERTY AND EQUIPMENT	521,860	448,109
Less: accumulated depreciation	(294,554)	(236,790)
Property and equipment, net	227,306	211,319

TRADENAME/DOMAIN NAME	197,509	197,414
DEFERRED TAX ASSETS	12,462	5,513
OTHER ASSETS	12,886	21,210
Total assets	$862,199	$862,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$133,679	$85,843
Deferred revenue	27,684	25,067
Accrued bonus	14,689	14,268
Accrued expenses	109,161	91,792
Accounts payable and accrued expenses – related parties	5,997	79,865
Total current liabilities	291,210	296,835

LONG-TERM DEBT	198,539	366,157
OTHER LONG-TERM LIABILITIES	91,303	69,595
Total liabilities	581,052	732,587

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ EQUITY:
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 88,946 shares and 88,736 shares issued at January 28, 2012 and January 29, 2011, respectively, and 88,887 shares and 88,696 shares outstanding at January 28, 2012 and January 29, 2011, respectively	890	887
Additional paid-in capital	87,713	77,318
Accumulated other comprehensive loss	(7)	—
Retained earnings	192,654	51,957
Treasury stock – at average cost; 59 shares and 40 shares at January 28, 2012 and January 29, 2011, respectively	(103)	—
Total stockholders’ equity	281,147	130,162
Total liabilities and stockholders’ equity	$862,199	$862,749
See notes to consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts)

	2011	2010	2009
NET SALES	$2,073,355	$1,905,814	$1,721,066
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	1,318,894	1,227,490	1,175,088
Gross profit	754,461	678,324	545,978
OPERATING EXPENSES:
Selling, general, and administrative expenses	483,823	461,073	409,198
Other operating (income) expense, net	(308)	18,000	9,943
Total operating expenses	483,515	479,073	419,141

OPERATING INCOME	270,946	199,251	126,837

INTEREST EXPENSE	35,804	59,493	53,222
INTEREST INCOME	(12)	(16)	(484)
OTHER INCOME, NET	(411)	(1,968)	(2,444)
INCOME BEFORE INCOME TAXES	235,565	141,742	76,543
INCOME TAX EXPENSE	94,868	14,354	1,236
NET INCOME	$140,697	$127,388	$75,307

OTHER COMPREHENSIVE INCOME:
Foreign currency translation	(7)	—	—
COMPREHENSIVE INCOME	$140,690	$127,388	$75,307

Pro forma income before income taxes (Note 13, unaudited)		$141,742	$76,543
Pro forma income tax expense (Note 13, unaudited)		58,434	29,622
Pro forma net income (Note 13, unaudited)		$83,308	$46,921

EARNINGS PER SHARE:
Basic	$1.59	$1.49	$1.01
Diluted	$1.58	$1.48	$1.00

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	88,596	85,369	74,566
Diluted	88,896	86,050	75,604

PRO FORMA EARNINGS PER SHARE (Note 13, unaudited):
Basic		$0.98	$0.63
Diluted		$0.97	$0.62

PRO FORMA WEIGHTED AVERAGE SHARES OUTSTANDING (Note 13, unaudited):
Basic		85,369	74,566
Diluted		86,050	75,604
See notes to consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in Thousands)

	Common Stock					Treasury Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	At Average Cost	Notes Receivable	Total
BALANCE, January 31, 2009	78,139	$781	$171,386	$(69,435)	$—	—	$—	$(5,633)	$97,099
Net income	—	—	—	75,307	—	—	—	—	75,307
Distributions	—	—	(33,000)	—	—	—	—	—	(33,000)
Issuance of restricted shares	336	3	(1)	—	—	—	—	—	2
Repurchase of equity shares	(229)	(2)	(1)	—	—	—	—	—	(3)
Share-based compensation	—	—	2,048	—	—	—	—	—	2,048
BALANCE, January 30, 2010	78,246	782	140,432	5,872	—	—	—	(5,633)	141,453
Net income	—	—	—	127,388	—	—	—	—	127,388
Distributions	—	—	(141,995)	(119,005)	—	—	—	—	(261,000)
Dividends	—	—	—	(49,514)	—	—	—	—	(49,514)
Impact of Reorganization (Notes 1 and 10)	—	—	(86,393)	87,216	—	—	—	—	823
Issuance of common stock	10,500	105	159,978	—	—	—	—	—	160,083
Repurchase of equity shares	(10)	—	—	—	—	—	—	—	—
Share-based compensation	—	—	5,296	—	—	—	—	—	5,296
Purchase of treasury shares	(40)	—	—	—	—	40	—	—	—
Repayment of notes receivable	—	—	—	—	—	—	—	5,633	5,633
BALANCE, January 29, 2011	88,696	887	77,318	51,957	—	40	—	—	130,162
Net income	—	—	—	140,697	—	—	—	—	140,697
Issuance of common stock	210	3	306	—	—	—	—	—	309
Share-based compensation	—	—	10,089	—	—	—	—	—	10,089
Purchase of treasury shares	(19)	—	—	—	—	19	(103)	—	(103)
Foreign currency translation	—	—	—	—	(7)	—	—	—	(7)
BALANCE, January 28, 2012	88,887	$890	$87,713	$192,654	$(7)	59	$(103)	$—	$281,147
See notes to consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$140,697	$127,388	$75,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,102	68,557	72,434
Loss on disposal of property and equipment	164	1,996	545
Impairment charge	55	459	2,623
Bad debt expense	—	—	2,602
Non-cash interest expense	—	—	132
Change in fair value of interest rate swap	—	(1,968)	(2,444)
Share-based compensation	10,089	5,296	2,048
Non-cash loss on extinguishment of debt	5,170	8,781	—
Deferred taxes	(320)	(19,015)	(337)
Changes in operating assets and liabilities:
Receivables, net	884	(5,190)	4,167
Inventories	(23,741)	(13,505)	(1,502)
Accounts payable, deferred revenue, and accrued expenses	(7,028)	40,069	44,397
Accounts payable and accrued expenses – related parties	2,950	(9,966)	(10,181)
Other assets and liabilities	15,587	17,056	10,930
Net cash provided by operating activities	212,609	219,958	200,721

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(77,176)	(54,843)	(26,853)
Purchase of intangible assets	(60)	—	(20)
Net cash used in investing activities	(77,236)	(54,843)	(26,873)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Senior Notes	—	246,498	—
Net proceeds from equity offering	—	166,898	—
Repayments of short-term debt arrangements	—	—	(75,000)
Repayments of long-term debt arrangements	(169,775)	(301,563)	(7,118)
Costs incurred in connection with debt arrangements and Senior Notes	(1,192)	(12,211)	(123)
Payments on capital lease obligation	(14)	—	—
Costs incurred in connection with equity offering	—	(6,498)	(317)
Proceeds from share-based compensation	309	—	—
Repurchase of common stock	(103)	—	—
Repurchase of equity interests	—	—	(3)
Repayment of notes receivable	—	5,633	—
Distributions	—	(261,000)	(33,000)
Dividends	—	(49,514)	—
Issuance of restricted shares	—	—	2
Net cash used in financing activities	(170,775)	(211,757)	(115,559)

EFFECT OF EXCHANGE RATE ON CASH	2	—	—

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(35,400)	(46,642)	58,289
CASH AND CASH EQUIVALENTS, Beginning of period	187,762	234,404	176,115
CASH AND CASH EQUIVALENTS, End of period	$152,362	$187,762	$234,404

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$26,484	$40,608	$51,610
Cash paid to taxing authorities	$78,861	$20,545	$310
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation
Business Description
Express, Inc. ("Express" or the "Company") is a specialty apparel and accessories retailer of women's and men's merchandise, targeting the 20 to 30 year old customer. Express merchandise is sold through its retail stores and website. As of January 28, 2012, Express operated 609 primarily mall-based stores in the United States, Canada and Puerto Rico. Additionally, the Company earns royalties from 7 stores in the Middle East operated through a development agreement ("Development Agreement") with Alshaya Trading Co. ("Alshaya"). Under the Development Agreement, Alshaya operates stores that sell Express-branded apparel and accessories purchased directly from the Company.

Fiscal Year
The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. All references herein to "2011", "2010," and "2009" represent the 52-week periods ended January 28, 2012, January 29, 2011, and January 30, 2010, respectively.

Basis of Presentation
In connection with the initial public offering of the Company's common stock ("IPO") on May 12, 2010, Express Parent LLC ("Express Parent") converted into a Delaware corporation and changed its name from Express Parent LLC to Express, Inc. This conversion was effective May 2, 2010 for tax purposes. In connection with this conversion, all of the equity interests in Express Parent, which consisted of Class L, Class A, and Class C units, were converted into shares of the Company's common stock at a ratio of 0.702, 0.649, and 0.442, respectively. The accounting effects of the recapitalization, collectively referred to as the "Reorganization", are reflected retrospectively for all periods presented in the Consolidated Financial Statements.

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

2. Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements. Actual results may differ from those estimates. The Company revises its estimates and assumptions as new information becomes available.
Cash and Cash Equivalents
Cash and cash equivalents include investments in U.S. treasury securities funds with an original maturity of 3 months or less, payments due from banks for third-party credit card and debit transactions for up to 5 days of sales, cash on hand, and deposits with financial institutions. As of January 28, 2012 and January 29, 2011, amounts due from banks for credit and debit card transactions totaled approximately $12.6 million and $11.9 million, respectively.

Outstanding checks not yet presented for payment amounted to $20.6 million and $31.5 million as of January 28, 2012 and January 29, 2011, respectively, and are included in accounts payable on the Consolidated Balance Sheets.

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
The following table presents the Company's assets measured at fair value on a recurring basis as of January 28, 2012 and January 29, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

	January 28, 2012
	Level 1	Level 2	Level 3
	(in thousands)
U.S. treasury securities funds	$131,543	$—	$—

	January 29, 2011
	Level 1	Level 2	Level 3
	(in thousands)
U.S. treasury securities funds	$168,929	$—	$—
The carrying amounts reflected on the Consolidated Balance Sheets for cash, cash equivalents, receivables, prepaid expenses, and payables as of January 28, 2012 and January 29, 2011 approximated their fair values.
Receivables, Net
Receivables, net consist primarily of tenant allowances from landlords and miscellaneous trade receivables, which are continuously reviewed for collectability. The Company maintains an allowance for doubtful accounts balance which totaled $2.9 million and $3.6 million as of January 28, 2012 and January 29, 2011, respectively.

Inventories
Inventories are principally valued at the lower of cost or market on a weighted-average cost basis. The Company writes down inventory, the impact of which is reflected in cost of goods sold, buying and occupancy costs in the Consolidated Statements of Income and Comprehensive Income, if the cost of specific inventory items on hand exceeds the amount it expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management's judgment regarding future demand and market conditions and analysis of historical experience. The lower of cost or market adjustment to inventory as of January 28, 2012 and January 29, 2011 was $9.0 million and $6.8 million, respectively.
The Company also records an inventory shrink reserve calculated as a percentage of cost of sales for estimated merchandise inventory losses for the period between the last physical inventory count and the balance sheet date. This estimate is based on management's analysis of historical results. The shrink reserve was $18.2 million and $15.0 million as of January 28, 2012 and January 29, 2011, respectively.
Advertising
Advertising production costs are expensed at the time the promotion first appears in media, store, or on the website, except for direct response advertising costs that relate primarily to the production and distribution of the Company's catalogs. Direct response advertising costs are amortized over the expected future revenue stream, which is 1 to 3 months from the date materials are mailed. Total advertising expense totaled $83.2 million, $72.6 million, and $53.7 million in 2011, 2010, and 2009, respectively. Advertising costs are included in selling, general, and administrative expenses in the Consolidated Statements of Income and Comprehensive Income.
Private Label Credit Card
The Company has an agreement with a third party to provide customers with private label credit cards (the “Card Agreement”). Each private label credit card bears the logo of the Express brand and can only be used at the Company's retail store locations or website. A third-party financing company is the sole owner of the accounts issued under the private label credit card program and absorbs the losses associated with non-payment by the private label card holders and a portion of any fraudulent usage of the accounts. The Company receives reimbursement funds for expenses incurred from the third-party financing company in accordance with the Card Agreement based on usage of the private label credit cards. These reimbursement funds are used to fund marketing programs associated with the private label credit card. Income is recognized when the amounts are fixed or determinable and collectability is reasonably assured, which is generally at the time that the actual usage of the private label credit cards or specified transaction occurs. The income related to these private label credit cards is classified in selling, general, and administrative expenses in the Consolidated Statements of Income and Comprehensive Income.
Loyalty Program
The Company maintains a customer loyalty program (“Program”) in which customers earn points toward certificates for qualifying purchases and other benefits. The Program was previously restricted to holders of the Company's private label credit cards. However, beginning in 2011, a new tender agnostic program was piloted that opened the Program to non-private label credit card holders in 91 stores. The Company plans to roll this program out to the remaining stores in the first quarter of 2012. Upon reaching specified point values, customers are issued a certificate, which they may redeem for purchases at the Company's stores or on their website. In addition to the certificates, the Company also offers exclusive member mailings that provide additional incentives to purchase. Generally, certificates earned must be redeemed within 60 days from the date of issuance. The Company accrues the anticipated redemptions of the discount earned. To calculate this expense, the Company estimates margin rates and makes assumptions related to card holder redemption rates, which are both based on historical experience. The accrued liability is included in accrued expenses on the Consolidated Balance Sheets.

Property and Equipment, Net
Property and equipment are stated at cost. Depreciation of property and equipment is computed on a straight-line basis, using the following useful lives:

Category	Depreciable Life
Software, including software developed for internal use	3 years
Store related assets and other property and equipment	3 - 10 years
Furniture, fixtures and equipment	5 - 7 years
Leasehold improvements	Shorter of lease term or 10 years
When a decision is made to dispose of property and equipment prior to the end of the previously estimated useful life, depreciation estimates are revised to reflect the use of the asset over the shortened estimated useful life. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts with any resulting gain or loss included in other operating expense, net, in the Consolidated Statements of Income and Comprehensive Income. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments that extend useful lives are capitalized.
Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The reviews are conducted at the store asset level, the lowest identifiable level of cash flow. If the estimated undiscounted future cash flows related to the property and equipment are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the estimated fair value, usually determined by the estimated discounted cash flow analysis of the asset. Factors used to assess the fair value of property and equipment include, but are not limited to, management's plans for future operations, brand initiatives, recent operating results, and projected future cash flows. The Company recorded impairment charges related to store leasehold improvements of $0.1 million, $0.5 million and $2.6 million in 2011, 2010, and 2009, respectively. Impairment charges are included in cost of goods sold, buying and occupancy costs in the Consolidated Statements of Income and Comprehensive Income.
Intangible Assets
The Company has intangible assets, primarily its tradename resulting from the Golden Gate Acquisition in 2007, and internet domain name purchased during 2008 prior to the launch of its e-commerce website. Intangible assets with indefinite lives are reviewed for impairment annually in the fourth quarter, or more frequently if indicators of impairment are present, by comparing the carrying value to the estimated fair value, usually determined using a relief from royalty methodology. Factors used in the valuation of all intangible assets include, but are not limited to, management's plans for future operations, brand initiatives, recent operating results, and projected future cash flows.

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
The Company did not incur any impairment charges on intangible assets in 2011, 2010, or 2009.
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
The Company receives allowances from landlords related to its retail stores. These allowances are generally comprised of cash amounts received from landlords as part of negotiated lease terms. The Company records a receivable and a landlord allowance upon execution of the corresponding lease. The landlord allowance is amortized on a straight-line basis as a reduction of rent expense over the term of the lease, including the pre-opening build-out period. The receivable is reduced as allowance amounts are received from landlords.
The liability for these deferred lease credits (i.e., pre-determined fixed escalations and unamortized landlord allowances) was $69.8 million and $47.0 million as of January 28, 2012 and January 29, 2011, respectively, and are included in other long-term liabilities on the Consolidated Balance Sheets.
The Company has leasehold improvements which are depreciated over the shorter of their estimated useful lives or the period from the date the assets are placed in service to the end of the initial lease term, including renewal periods, if reasonably assured.
The Company records a contingent rent liability in accrued expenses on the Consolidated Balance Sheets and the corresponding rent expense in cost of goods sold, buying and occupancy costs in the Consolidated Statements of Income and Comprehensive Income when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.
Debt Issuance Costs and Discount
Fees and costs, or debt issuance costs, incurred in connection with the Company's borrowings are capitalized and included in other assets on the Consolidated Balance Sheets. Debt discounts are reflected as a reduction of debt on the Consolidated Balance Sheets. Debt issuance costs and debt discounts are amortized to interest expense over the term of the respective loan agreements. As of January 28, 2012 and January 29, 2011, debt issuance costs totaled $8.9 million and $14.8 million, respectively. The Company recorded normal amortization expense related to debt issuance costs of $2.5 million, $3.1 million, and $2.2 million in 2011, 2010, and 2009, respectively. The Company recorded normal amortization expense for debt discounts of $0.3 million, $0.4 million, and $0.6 million in 2011, 2010, and 2009, respectively.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Under this method, the amount of taxes currently payable or refundable are accrued, and deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences that currently exist between the tax basis and the financial reporting basis of the Company's assets and liabilities. Valuation allowances are established against deferred tax assets when it is more likely than not that the realization of those deferred tax assets will not occur.

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

The Company recognizes tax liabilities for uncertain tax positions and adjusts these liabilities when the Company's judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense and the effective tax rate in the period in which the new information becomes available.

Interest and penalties related to unrecognized tax benefits are recognized within income tax expense in the Consolidated Statements of Operations. Accrued interest and penalties are included within accrued expenses on the Consolidated Balance Sheets.

The income tax liability was $28.8 million and $12.9 million as of January 28, 2012 and January 29, 2011, respectively.

The Company may be subject to periodic audits by the Internal Revenue Service ("IRS") and other taxing authorities. These audits may challenge certain of our tax positions, such as the timing and amount of deductions and allocation of taxable income to the various jurisdictions.
Self Insurance
The Company is generally self-insured for medical, workers' compensation, and general liability benefits up to certain stop-loss limits in the United States. Such costs are accrued based on known claims and an estimate of incurred but not reported (“IBNR”) claims. IBNR claims are estimated using historical claim information and actuarial estimates. The accrued liability for self insurance is included in accrued expenses on the Consolidated Balance Sheets.
Foreign Currency Translation
The Canadian dollar is the functional currency for the Canadian business. Assets and liabilities denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the exchange rate prevailing at the balance sheet date. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period. Gains or losses resulting from foreign currency transactions are included in other income, net whereas related translation adjustments are reported as an element of other comprehensive income, both of which are included in the Consolidated Statements of Income and Comprehensive Income.
Revenue Recognition
The Company recognizes sales at the time the customer takes possession of the merchandise which, for e-commerce revenues, requires an estimate of shipments that have not yet been received by the customer. The estimate of these shipments is based on shipping terms and historical delivery times. Amounts related to shipping and handling revenues billed to customers in an e-commerce sale transaction are classified as net sales, and the related shipping and handling costs are classified as cost of goods sold, buying and occupancy costs in the Consolidated Statements of Income and Comprehensive Income. The Company's shipping and handling revenues were $15.8 million, $13.2 million, and $8.9 million in 2011, 2010, and 2009, respectively. Associate discounts are classified as a reduction of net sales. Net sales exclude sales tax collected from customers and remitted to governmental authorities.
The Company provides a reserve for projected merchandise returns based on prior experience. Merchandise returns are often resalable merchandise and are refunded by issuing the same payment tender of the original purchase. Merchandise exchanges of the same product and price, typically due to size or color preferences, are not considered merchandise returns. The sales returns reserve was $5.4 million and $4.9 million as of January 28, 2012 and January 29, 2011, respectively, and is included in accrued expenses on the Consolidated Balance Sheets.
The Company sells gift cards in its retail stores and through its e-commerce website and third parties, which do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The gift card liability balance was $23.2 million and $22.9 million, as of January 28, 2012 and January 29, 2011, respectively, and is included in deferred revenue on the Consolidated Balance Sheets. The Company recognizes income from gift cards when they are redeemed by the customer. The Company also recognized income on unredeemed gift cards, which is recognized proportionately using a time based attribution method from issuance of the gift card to the time when it can be determined that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions, referred to as "gift card breakage". The gift card breakage rate is based on historical redemption patterns and totaled $3.5 million, $2.6 million, and $2.3 million in 2011, 2010, and 2009, respectively. Gift card breakage is included in net sales in the Consolidated Statements of Income and Comprehensive Income.
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
Other Operating (Income) Expense, Net
Other operating (income) expense, net consisted of advisory fees incurred from Golden Gate and Limited Brands in prior years. In the current year, it primarily consists of gain/loss on disposal of assets and excess proceeds from the settlement of insurance claims.
Other Income, Net
Other income, net consisted of the change in fair market value of the interest rate swap in prior years. In the current year, it primarily consists of foreign currency transaction gain/loss.

Segment Reporting
The Company defines an operating segment on the same basis that it uses to evaluate performance internally. The Company has determined that, together, its Chief Executive Officer and its Chief Operating Officer are the Chief Operating Decision Maker beginning in the fourth quarter of 2011, and that there is one operating segment. Therefore, the Company reports results as a single segment, which includes the operation of its Express brick-and-mortar retail stores and e-commerce operations. Prior to the fourth quarter of 2011, the Chief Operating Decision Maker was the Chief Executive Officer.

The following is information regarding the Company's major product classes and sales channels:

	2011	2010	2009
Classes:	(in thousands)
Apparel	$1,864,964	$1,715,435	$1,564,060
Accessories and other	186,848	172,918	144,806
Other revenue	21,543	17,461	12,200
Total net sales	$2,073,355	$1,905,814	$1,721,066

	2011	2010	2009
Channels:	(in thousands)
Stores	$1,846,323	$1,740,818	$1,616,642
E-commerce	205,489	147,535	92,224
Other revenue	21,543	17,461	12,200
Total net sales	$2,073,355	$1,905,814	$1,721,066
Other revenue consists primarily of shipping and handling revenue related to e-commerce activity, gift card breakage, and royalties from the Development Agreement.

Revenues and long-lived assets relating to the Company's international operations for the fifty-two weeks ended January 28, 2012, January 29, 2011, and January 30, 2010 and as of January 28, 2012 and January 29, 2011, respectively were not material and were not reported separately from domestic revenues and long-lived assets.

3. Recently Issued Accounting Pronouncements

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

4. Property and Equipment, Net
Property and equipment, net, consisted of:

	January 28, 2012	January 29, 2011
	(in thousands)
Building improvements	$2,816	$2,816
Furniture, fixtures and equipment, software	241,945	218,091
Leaseholds and improvements	262,320	224,914
Construction in process	14,505	2,288
Other	274	—
Total	521,860	448,109
Less: accumulated depreciation	(294,554)	(236,790)
Property and equipment, net	$227,306	$211,319
Depreciation expense totaled $63.0 million, $61.4 million, and $64.7 million in 2011, 2010, and 2009, respectively.

5. Leased Facilities and Commitments
Annual store rent consists of a fixed minimum amount and/or contingent rent based on a percentage of sales exceeding a stipulated amount.

Rent expense is summarized as follows:

	2011	2010	2009
Store rent:	(in thousands)
Fixed minimum	$163,057	$156,779	$152,868
Contingent	8,375	6,995	6,805
Total store rent	171,432	163,774	159,673
Home office, distribution center, other	3,789	6,920	8,551
Total rent expense	$175,221	$170,694	$168,224

During 2011, the Company identified certain errors in its 2010 rent expense table contained in the 2010 Consolidated Financial Statements, which have been corrected above. Management has evaluated the effect of the errors on the Consolidated Financial Statements for 2010 and concluded the errors were not material. The errors had no impact on the Company's Consolidated Balance Sheets, Consolidated Statements of Income and Comprehensive Income, or Consolidated Statements of Cash Flows for 2010 or any other period presented.

As of January 28, 2012, the Company was committed to noncancelable leases with remaining terms generally from 1 to 10 years. A substantial portion of these commitments consist of store leases generally with an initial term of 10 years. Store lease terms generally require additional payments covering real estate taxes, common area maintenance costs, and certain other expenses. The obligations for these additional payments are excluded from the table that follows.
Minimum rent commitments under noncancelable leases are as follows (in thousands):

2012	$178,368
2013	158,418
2014	128,168
2015	103,209
2016	81,309
Thereafter	274,331
Total	$923,803

6. Intangible Assets
The following table provides the significant components of intangible assets:

	January 28, 2012
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename	$196,144	$—	$196,144
Internet domain name/other	1,365	—	1,365
Net favorable lease obligations	19,750	16,275	3,475
Credit card relationships	4,766	4,766	—
	$222,025	$21,041	$200,984

	January 29, 2011
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename	$196,144	$—	$196,144
Internet domain name/other	1,270	—	1,270
Net favorable lease obligations	19,750	14,449	5,301
Credit card relationships	4,766	4,317	449
	$221,930	$18,766	$203,164
The Company's tradename and internet domain name have indefinite lives. Net favorable lease obligations, credit card relationships, and customer lists have finite lives and are amortized over a period between 2 and 7 years, and are included in other assets on the Consolidated Balance Sheets. Amortization expense totaled $2.3 million, $3.6 million, and $5.0 million in 2011, 2010, and 2009, respectively.
Estimated future amortization expense will approximate the following (in thousands):

2012	$1,536
2013	1,221
2014	718
2015	—
2016	—
Thereafter	—
Total	$3,475

7. Related Party Transactions
Transactions with Limited Brands

On July 6, 2007, in connection with the Golden Gate Acquisition, the Company entered into a Transition Service Agreement ("Transition Service Agreement") pursuant to which Limited Brands' affiliates provided support in various operational areas including, among other things, human resources, real estate, tax, marketing, logistics, technology, and product sourcing. The provision of these services under the Transition Service Agreement expired in July 2010.

The Company entered into a logistics services agreement with an affiliate of Limited Brands on October 5, 2009, which took effect in February 2010 and ends on April 30, 2016, to replace the logistics services provided to the Company by Limited Brands under the Transition Service Agreement. The Limited Brands affiliate provides certain inbound and outbound transportation and delivery services, distribution services, and customs and brokerage services. The agreement will continue thereafter unless it is terminated by either party on no less than 24 months' prior notice. In no event may the termination of the agreement occur between October 1 of any calendar year and the last day of February of the next calendar year. In addition, merchandise sourcing services are provided by Mast Global Fashions, an affiliate of Limited Brands.

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

The Company incurred charges from affiliates of Limited Brands for various transaction services, including home office rent, which is included in selling, general, and administrative expenses. The costs of merchandise sourcing services and logistics services, including distribution center rent, are included in cost of goods sold, buying, and occupancy costs. The amounts included in the Consolidated Statements of Income and Comprehensive Income are as follows:

	2011	2010	2009
	(in thousands)
Merchandise Sourcing	$198,162	$434,642	$464,709
Transaction and Logistics Services	$24,788	$58,098	$67,467
The Company’s outstanding liability related to merchandise sourcing and transaction and logistics services provided by affiliates of Limited Brands included in accounts payable and accrued expenses – related parties on the Consolidated Balance Sheets was $68.3 million and $8.6 million, respectively, as of January 29, 2011.
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
The Company incurred the following charges from Limited Brands related to advisory fees and the termination of the LLC Agreement. These charges are included in other operating (income) expense, net, in the Consolidated Statements of Income and Comprehensive Income:

	2011	2010	2009
	(in thousands)
Limited Brands LLC Agreement Fee (including termination fee)	$—	$4,156	$2,275
As a result of the termination of the LLC Agreement, the Company no longer had a financial obligation to Limited Brands related to this agreement as of January 28, 2012 or January 29, 2011.
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
The Company incurred the following charges from Golden Gate related to advisory fees, out-of-pocket expenses, and the termination of the Advisory Agreement. These charges are included in other operating (income) expense, net in the Consolidated Statements of Income and Comprehensive Income:

	2011	2010	2009
	(in thousands)
Advisory fees and out-of-pocket expenses (including termination fee)	$—	$12,752	$7,153
As a result of the termination of the Advisory Agreement, the Company no longer has a financial obligation to Golden Gate as of January 28, 2012 or January 29, 2011.
Transactions with Other Golden Gate Affiliates
The Company also transacts with affiliates of Golden Gate for e-commerce warehouse and fulfillment services, software license purchases, and consulting and software maintenance services. The Company incurred the following charges, included primarily in cost of goods sold, buying, and occupancy costs in the Consolidated Statements of Income and Comprehensive Income:

	2011	2010	2009
	(in thousands)
E-commerce warehouse and fulfillment	$32,869	$18,780	$19,248
Software licenses and maintenance and consulting	$228	$323	$255
The Company’s outstanding liability to other Golden Gate affiliates, included in accounts payable and accrued expenses - related parties on the Consolidated Balance Sheets, was $6.0 million and $3.0 million as of January 28, 2012 and January 29, 2011, respectively.
In December 2009, the Company began providing real estate services to certain Golden Gate affiliates. Income recognized for these services during 2011 and 2010 was $0.5 million and $0.4 million, respectively. Minimal income was recognized during 2009. As of January 28, 2012 and January 29, 2011, the Company's receivable balance related to these services was $0.1 million.
Prior to the prepayments of the 14.5% Topco Term C Loan ("Term C Loan") and 13.5% Topco Term B Loan ("Term B Loan"), collectively referred to as the "Topco Credit Facility", in February 2010 and May 2010, respectively, an affiliate of Golden Gate was owed $50.0 million and $58.3 million, respectively. Total interest expense on the Topco Credit Facility attributed to the Golden Gate affilates was $7.9 million and $14.5 million in 2010 and 2009, respectively. The Company did not incur any interest expense under the Topco Credit Facility in 2011 due to the prepayments of the Topco Credit Facility in the first half of 2010.

During the first and second quarters of 2011, the Company repurchased $25.0 million and $24.2 million of Senior Notes, respectively, in open market transactions. Of the $49.2 million of Senior Notes repurchased, $40.0 million were held by a Golden Gate affiliate, leaving $10.0 million of Senior Notes owned by a Golden Gate affiliate outstanding as of January 28, 2012. Interest expense incurred on the Senior Notes attributable to the Golden Gate affiliate was $1.7 million and $4.0 million, during 2011 and 2010, respectively. There was no interest on the Senior Notes in 2009.

The Golden Gate affiliate's portion of cash paid for interest under the Topco Credit Facility and the Senior Notes, was $3.6 million, $10.1 million, and $14.4 million in 2011, 2010, and 2009, respectively.

8. Income Taxes

Prior to May 2, 2010, the Company was treated as a partnership for federal income tax purposes, and therefore had not been subject to federal and state income tax (subject to exception in a limited number of state and local jurisdictions). On May 12, 2010, the Company elected to be treated as a corporation under Subchapter C of Chapter 1 of the United States Internal Revenue Code ("IRC"), effective May 2, 2010 and was, therefore, subject to federal and state tax expense beginning May 2, 2010.
The Reorganization, for tax purposes, was deemed a contribution by Express Parent of its assets and liabilities to the Company, followed by the liquidation of Express Parent. The Reorganization resulted in a taxable gain to Express Parent. Except in those few jurisdictions where Express Parent was taxed directly, the taxable gain flowed through to the members due to Express Parent's partnership tax treatment. The taxable gain correspondingly increased the tax basis in the assets acquired by the Company in the Reorganization. Also, as a result of the Reorganization, the Company had a liability due to a management holding company totaling $0.8 million as of January 29, 2011. The Company settled this liability by making a final cash payment during the first quarter of 2011. Additionally, the Company settled a $4.8 million gross liability payable to a Golden Gate entity during the second quarter of 2011. The Company settled the liability due to Golden Gate by making a final cash payment during the second quarter of 2011.
The provision for income taxes consists of the following:

	2011	2010	2009
Current:	(in thousands)
U.S. federal	$76,984	$25,623	$—
U.S. state and local	18,048	7,746	1,573
Foreign	156	—	—
Total	95,188	33,369	1,573
Deferred:
U.S. federal	714	(16,085)	—
U.S. state and local	(949)	(2,930)	(337)
Foreign	(85)	—	—
Total	(320)	(19,015)	(337)
Provision for income taxes	$94,868	$14,354	$1,236
The following table provides a reconciliation between the statutory federal income tax rate and the effective tax rate:

	2011	2010	2009
Federal income tax rate	35.0%	35.0%	—%
State income taxes, net of federal income tax effect	4.7%	4.5%	1.6%
Entity status change from partnership	—%	(22.5)%	—%
Partnership income not taxable	—%	(7.6)%	—%
Other items, net	0.6%	0.7%	—%
Effective tax rate	40.3%	10.1%	1.6%

The following table provides the effect of temporary differences that created deferred income taxes as of January 28, 2012 and January 29, 2011. Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carry-forwards at the end of the respective periods.

	January 28, 2012	January 29, 2011
	(in thousands)
Deferred tax assets:
Accrued expenses and deferred compensation	$22,417	$17,964
Property and equipment	—	—
Intangible assets	—	934
Rent	7,831	5,932
Inventory	1,946	—
Tax credits/carryforwards	114	—
Valuation allowance	(290)	—
Total deferred tax assets	32,018	24,830

Deferred tax liabilities:
Inventory	—	1,653
Prepaid expenses	3,767	—
Intangible assets	1,764	—
Property and equipment	5,710	1,905
Other	829	1,644
Total deferred tax liabilities	12,070	5,202
Net deferred tax assets/(liabilities)	$19,948	$19,628

Net deferred tax assets are classified within the Consolidated Balance Sheets and are included in other current assets for current deferred tax assets and separately identified as deferred taxes for non-current deferred tax assets. Net deferred tax liabilities are classified within the Consolidated Balance Sheets and are included in accrued expenses for current deferred tax liabilities and other long-term liabilities for non-current deferred tax liabilities. The following table summarizes net deferred tax assets from the balance sheet:

	January 28, 2012	January 29, 2011
	(in thousands)
Current deferred taxes	$7,486	$14,115
Non-current deferred taxes	12,462	5,513
Net deferred tax asset	$19,948	$19,628

The Company has weighed all available evidence, both positive and negative, to determine whether a valuation allowance was needed and has recorded a valuation allowance against certain deferred tax assets arising from foreign subsidiaries. As of January 28, 2012 and January 29, 2011, the valuation allowance for net operating losses totaled $0.1 million. In addition, as of January 28, 2012, the valuation allowance for other noncurrent tax assets totaled $0.2 million. The Company has a net operating loss carryover related to operations in Canada that will expire in 2032. The amount of the deferred tax assets considered realizable could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence, such as the Company's projections for growth.

No other valuation allowances have been provided for deferred tax assets because management believes that it is more-likely-than-not that the full amount of the net deferred tax assets will be realized in the future.

Uncertain Tax Positions

The Company evaluates tax positions using a more-likely-than-not recognition criterion.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	January 28, 2012	January 29, 2011
	(in thousands)
Unrecognized tax benefits, beginning of year	$144	$—
Gross addition as result of Reorganization	—	144
Gross addition for tax positions of the current year	382	—
Gross addition for tax positions of the prior year	1,034	—
Reductions of tax positions of prior years for:
Changes in judgement/excess reserve	(144)	—
Settlements during the period	—	—
Lapses of applicable statutes of limitations	—	—
Unrecognized tax benefits, end of year	$1,416	$144

The amount of the above unrecognized tax benefits as of January 28, 2012 and January 29, 2011 that would impact the Company's effective tax rate, if recognized, is $1.4 million and $0.1 million, respectively.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amount of net interest in tax expense related to interest and penalties for 2011 and 2010 was negligible.

The Company does not expect material adjustments to the total amount of unrecognized tax benefits within the next 12 months, but the outcome of tax matters is uncertain and unforeseen results can occur.

The Company is currently not under examination by the IRS. Tax returns are generally subject to examination for a period of three to five years after the filing of the respective return. The Company has one state income tax return in the process of examination or administrative appeals.

As of January 28, 2012, U.S. taxes had not been provided on unremitted earnings of subsidiaries operating outside of the United States due to an overall deficit position.

9. Debt
Borrowings outstanding consisted of the following:

	January 28, 2012	January 29, 2011
	(in thousands)
Opco Term Loan	$—	$120,625
8 3/4% Senior Notes	200,850	250,000
Debt discount on Senior Notes	(2,311)	(3,218)
Total debt	198,539	367,407
Less: current portion	—	(1,250)
Total long-term debt	$198,539	$366,157

Opco Revolving Credit Facility

On July 29, 2011, Express Holding and its domestic subsidiaries entered into an Amended and Restated $200.0 million secured Asset-Based Loan Credit Agreement (the "Opco Revolving Credit Facility"). The Opco Revolving Credit Facility amended, restated, and extended the existing asset-based revolving credit facility, which was scheduled to expire on July 6, 2012. In connection with the amendment, the Company incurred $1.2 million of debt issuance costs that are being amortized on a straight-line basis through July 2016.

The Opco Revolving Credit Facility is scheduled to expire on July 29, 2016 and allows for up to $30.0 million of swing line advances and up to $45.0 million to be available in the form of letters of credit. Borrowings under the Opco Revolving Credit Facility bear interest at a rate equal to either the rate appearing on Bloomberg L.P.'s Page BBAM1/(Official BBA USD Dollar

Libor Fixings) (the “Eurodollar Rate”) plus an applicable margin rate or the highest of (1) the prime lending rate, (2) 0.50% per annum above the federal funds rate and (3) 1% above the Eurodollar Rate, in each case plus an applicable margin rate. The applicable margin rate is determined based on excess availability as determined by reference to the borrowing base. The applicable margin for Eurodollar Rate-based advances is between 1.50% and 2.00% based on the borrowing base.

The unused line fee payable under the Opco Revolving Credit Facility is incurred at 0.375% per annum of the average daily unused revolving commitment during each quarter, payable quarterly in arrears on the first day of each May, August, November, and February. In the event that (1) an event of default has occurred or (2) excess availability plus eligible cash collateral is less than 12.5% of the borrowing base for 5 consecutive days, such unused line fees are payable on the first day of each month.

Interest payments under the Opco Revolving Credit Facility are due quarterly on the first day of each May, August, November, and February for base rate-based advances, provided, however, in the event that (1) an event of default has occurred or (2) excess availability plus eligible cash collateral is less than 12.5% of the borrowing base for 5 consecutive days, interest payments are due on the first day of each month. Interest payments under the Opco Revolving Credit Facility are due on the last day of the interest period for Eurodollar Rate-based advances for interest periods of 1, 2, and 3 months, and additionally every 3 months after the first day of the interest period for Eurodollar Rate-based advances for interest periods of greater than 3 months.

The Opco Revolving Credit Facility requires Express Holding and its subsidiaries to maintain a fixed charge coverage ratio of at least 1.0:1.0 if excess availability plus eligible cash collateral is less than 10% of the borrowing base for 15 consecutive days. In addition, the Opco Revolving Credit Facility contains customary covenants and restrictions on Express Holding and its subsidiaries' activities, including, but not limited to, limitations on the incurrence of additional indebtedness; liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, and prepayment of other debt; distributions, dividends, and the repurchase of capital stock; transactions with affiliates; the ability to change the nature of its business or its fiscal year; and permitted activities of Express Holding. All obligations under the Opco Revolving Credit Facility are guaranteed by Express Holding and its domestic subsidiaries (that are not borrowers) and secured by a lien on substantially all of the assets of Express Holding and its domestic subsidiaries.

As of January 28, 2012, there were no borrowings outstanding and approximately $193.6 million available under the Opco Revolving Credit Facility.

Opco Term Loan

In December 2011, the Company prepaid the $119.7 million outstanding balance under its $125.0 million variable rate term loan ("Opco Term Loan").
Senior Notes

On March 5, 2010, Express, LLC and Express Finance co-issued, in a private placement, $250.0 million of 8 3/4% Senior Notes due 2018 at an offering price of 98.6% of the face value. An affiliate of Golden Gate purchased $50.0 million of Senior Notes in the offering.

Prior to March 1, 2013, a portion of the Senior Notes may be redeemed at 108.75% of the principal amount plus accrued and unpaid interest with the net proceeds of certain equity offerings. At any time prior to March 1, 2014, the Senior Notes may be redeemed in part or in full at a redemption price equal to the principal amount plus a make-whole premium, calculated in accordance with the indenture governing the Senior Notes, and accrued and unpaid interest. On or after March 1, 2014, the Senior Notes may be redeemed in part or in full at the following percentages of the outstanding principal amount prepaid: 104.375% prior to March 1, 2015; 102.188% on or after March 1, 2015, but prior to March 1, 2016; and at the principal amount on or after March 1, 2016. In the first quarter of 2011, $25.0 million of Senior Notes were repurchased on the open market at a price of 108.75% of the principal amount. In the second quarter of 2011, $24.2 million of Senior Notes were repurchased on the open market at an average price of 109.21% of the principal amount. Following these repurchases, the Golden Gate affiliate held $10.0 million of unregistered Senior Notes as of January 28, 2012.

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

On May 18, 2010, net proceeds from the IPO were used to prepay $164.9 million related to the Term B Loan (including principal, interest, and a prepayment penalty). Of the Term B Loan prepayment, $58.3 million of principal, $2.1 million of interest, and $3.5 million of the prepayment penalty was paid to a Golden Gate affiliate. In connection with the prepayment of the Term B Loan on May 18, 2010, the Company recognized a loss on extinguishment of debt totaling $13.6 million. This amount consisted of a $9.0 million prepayment penalty, the write off of $2.5 million of unamortized discount, and the write-off of $2.1 million of unamortized debt issuance costs.

In connection with the Senior Notes repurchases in 2011, the Company recognized a $6.9 million loss on extinguishment of debt. Of this loss on extinguishment of debt, the premium on the repurchases represented $4.4 million. The remaining loss on extinguishment consisted of the write-off of unamortized debt issuance costs and unamortized discount totaling $2.5 million.

In connection with amending and restating the existing Opco Revolving Credit Facility in 2011, the Company recognized a $0.3 million loss on extinguishment of debt, which consisted of the write-off of unamortized debt issuance costs.

In connection with the prepayment of the Opco Term Loan in 2011, the Company recognized a $2.4 million loss on extinguishment of debt, which consisted of the write-off of unamortized debt issuance costs.

Loss on extinguishments of debt were recorded as interest expense in the Consolidated Statements of Income and Comprehensive Income. The write-offs of unamortized debt issuance costs and unamortized discounts represent a non-cash adjustment to reconcile net income to net cash provided by operating activities within the Consolidated Statements of Cash Flows.
Fair Value of Debt
The fair value of the Senior Notes was estimated using quoted market prices. As of January 28, 2012, the estimated fair value of the Senior Notes was $219.9 million.
Letters of Credit
The Company periodically enters into various trade letters of credit ("trade LCs") in favor of certain vendors to secure merchandise. These trade LCs are issued for a defined period of time, for specific shipments, and generally expire three weeks after the merchandise shipment date. As of January 28, 2012 and January 29, 2011, there were no outstanding trade LCs. Additionally, the Company enters into stand-by letters of credit ("stand-by LCs") on an as-need basis to secure merchandise and fund other general and administrative costs. As of January 28, 2012 and January 29, 2011, outstanding stand-by LCs totaled $1.8 million.

10. Stockholders' Equity
Prior to the Reorganization (see Note 1), the Company was a limited liability company with outstanding Class L, A, and C equity units.
Certain executive management members were provided the opportunity to purchase equity ownership for a combination of cash and promissory notes payable. These seven-year promissory notes were fully-recourse to the employee, accrued interest on an arm's length rate basis, and were secured by a pledge of all equity interests purchased by the executive management member. On February 9, 2010, management promissory notes totaling $5.6 million were repaid in full by each member of management, and therefore interest income received by the Company in 2010 was negligible.
During 2011, 2010, and 2009, the Company repurchased certain shares of common stock or equity units at cost from employees who were separated from the Company.
On May, 18, 2010, the Company sold 10.5 million shares of newly-issued common stock in the IPO, raising net proceeds of approximately $160.1 million, after deducting the underwriting discount and costs incurred related to the IPO.
In conjunction with the Reorganization described in Note 1, the Company’s certificate of incorporation authorized 500.0 million shares of common stock and 10.0 million shares of preferred stock. No preferred stock was issued or outstanding as of January 28, 2012. Further, effective May 2, 2010, the Company became taxed as a corporation rather than as a partnership. In accordance with Staff Accounting Bulletin ("SAB") Topic 4B, the Company reclassified $87.2 million in undistributed losses through May 12, 2010 to additional paid-in-capital. The Company also recorded a non-cash capital contribution of $0.8 million related to certain tax assets it received.

On November 30, 2010, the Board of Directors of the Company (the "Board") approved a special dividend of $0.56 per share of the Company's common stock, totaling $49.5 million. The special dividend was paid on December 23, 2010 to shareholders of record as of the close of business on December 16, 2010.

11. Share-Based Compensation

The Company records the fair value of share-based payments to employees in the Consolidated Financial Statements as compensation expense, net of forfeitures, over the requisite service period on a straight-line basis.

Share-based Compensation Plans

Prior to the IPO, the Company maintained an equity incentive program. In connection with the IPO, the equity from this program was converted into restricted shares of the Company and this program was terminated.

In 2010, the Board approved, and the Company implemented, the Express, Inc. 2010 Incentive Compensation Plan (“2010 Plan”). The 2010 Plan authorizes the Compensation Committee of the Board to offer eligible employees cash and stock-based incentives as deemed appropriate in order to attract, retain, and reward such individuals. As of January 28, 2012, 16.8 million shares were authorized to be granted under the 2010 Plan and 13.2 million were available for future issuance.

The following summarizes our share-based compensation expense:

	2011	2010	2009
	(in thousands)
Stock options	$6,323	$2,044	$—
Restricted stock units and restricted stock	3,597	102	—
Restricted shares (equity issued pre-IPO)	169	3,150	2,048
Total share-based compensation	$10,089	$5,296	$2,048

The stock compensation related income tax benefit recognized by the Company in 2011, 2010, and 2009 was $0.1 million, $0.0 million, and $0.0 million, respectively.

Stock Options

During 2011, the Company granted stock options under the 2010 Plan. The fair value of the stock options is determined using the Black-Scholes-Merton option-pricing model as described further below. The majority of stock options granted under the 2010 plan vest 25% per year over 4 years and have a 10 year contractual life. The stock options have vesting conditions with requisite service periods of 3 years for the Chief Executive Officer. The expense for stock options is recognized using the straight-line attribution method.

The Company's activity with respect to stock options for 2011 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding, January 29, 2011	1,383	$16.94
Granted	1,469	$18.79
Exercised	(19)	$17.00
Forfeited	(166)	$17.44
Outstanding, January 28, 2012	2,667	$17.93	8.8	$10,597
Expected to vest at January 28, 2012	2,313	$18.05	8.8	$8,882
Exercisable at January 28, 2012	321	$16.94	8.3	$1,582
The following provides additional information regarding the Company's stock options:

	2011	2010
	(in thousands, except per share amounts)
Weighted average grant date fair value of options granted	$10.01	$9.17
Total intrinsic value of options exercised	$102	$—
Total fair value of options vested	$3,115	$—
No options were granted prior to 2010.
As of January 28, 2012, there was approximately $17.0 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of approximately 1.8 years.
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
The fair value of stock options was estimated at the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	2011	2010
Risk-free interest rate (1)	2.27%	2.84%
Price Volatility (2)	54%	54%
Expected term (years) (3)	6.25	6.25
Dividend yield (4)	—	—

(1)	Represents the yield on U.S. Treasury securities with a term consistent with the expected term of the stock options.

(2)
Because the Company's stock has a limited history of being publicly traded, this was based on the historical volatility of selected comparable companies over a period consistent with the expected term of the stock options. Comparable companies were selected primarily based on industry, stage of life cycle, and size.

(3)	Calculated utilizing the “simplified” methodology prescribed by SAB No. 107 due to the lack of historical exercise data necessary to provide a reasonable basis upon which to estimate the term.

(4)	Based on the fact that the Company does not currently plan on paying regular dividends.
Restricted Stock Units and Restricted Stock
During 2011, the Company granted restricted stock units (“RSUs”) and restricted stock under the 2010 Plan. The fair value of the RSUs and restricted stock is determined based upon the Company's stock price on the date of grant. The expense for RSUs and restricted stock is recognized using the straight-line attribution method. These awards have vesting conditions with requisite service periods of 3 years for the Chief Executive Officer and Board members and 4 years for other individuals.

The Company's activity with respect to RSUs and restricted stock for 2011 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value
	(in thousands, except per share amounts)
Unvested, January 29, 2011	44	$4.88
Granted	939	$18.96
Vested	(14)	$7.67
Forfeited	(69)	$18.14
Unvested, January 28, 2012	900	$18.52
The total fair value/intrinsic of RSUs and restricted stock that vested during 2011 was $0.1 million. No RSUs or restricted stock vested during 2010. As of January 28, 2012, there was approximately $12.8 million of total unrecognized compensation expense related to unvested RSUs and restricted stock, which is expected to be recognized over a weighted-average period of approximately 2.1 years.
Restricted Shares (Equity Issued Pre-IPO)
The Company's activity with respect to restricted shares for 2011 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value
	(in thousands, except per share amounts)
Unvested, January 29, 2011	220	$1.03
Granted	—	$—
Vested	(187)	$1.06
Repurchased	(11)	$0.90
Unvested, January 28, 2012	22	$0.90
On May 12, 2010, in conjunction with the IPO, certain restricted shares became fully vested. The total fair value of restricted shares that vested during 2011, 2010, and 2009 was $0.2 million, $3.2 million, and $2.0 million, respectively.
The weighted average grant date fair value of restricted shares granted during 2009 was $1.51.
As of January 28, 2012, there was less than $0.1 million of total unrecognized compensation expense related to unvested restricted shares, which is expected to be recognized over a weighted-average period of approximately 0.5 years.
Valuation of Underlying Restricted Shares
Fair value of the underlying equity shares is determined by applying a contingent claims approach utilizing the Black-Scholes-Merton pricing model and taking into consideration the rights and preferences of the underlying equity shares. This model assumes asset volatility for comparable company's equity volatility and leverage and a marketability discount to reflect the lack of liquidity and ready market.
The following table illustrates the assumptions used in the Black-Scholes-Merton pricing model for the restricted shares:

2009
Risk-free interest rate	0.20%
Asset volatility	50%
Time to liquidity event	7 months
Marketability discount	10%
Equity dividend yield	—
Risk-free interest rate - An interpolated rate from the U.S. constant maturity treasury rate for a term corresponding to the time to liquidity event, as described below. An increase in the risk-free interest rate will increase compensation expense.

Asset volatility - A measure of the amount by which the price of various comparable companies common stock has fluctuated or is expected to fluctuate, as the Company's common stock was not publicly-traded. The comparable companies were selected by analyzing public companies in the industry based on various factors including, but not limited to, company size, financial data availability, active trading volume, and capital structure. An increase in the expected volatility will increase compensation expense.
Time to liquidity event - The period of time over which the underlying equity shares are expected to remain outstanding. An increase in the expected term will increase compensation expense.
Marketability discount - A measure of the amount by which the value of the underlying equity shares is reduced as the value of privately-held shares is not directly comparable to the value of publicly-traded shares of similar common stock. An increase in the marketability discount will decrease compensation expense.
The Finnerty Model was utilized to calculate a discount on the underlying equity shares. The Finnerty Model provides for a valuation discount reflecting the holding period restriction embedded in a restricted shares preventing its sale over a certain period of time.
The Finnerty Model proposes to estimate a discount for lack of marketability such as transfer restrictions by using an option pricing theory. This model has gained recognition through its ability to address the magnitude of the discount by considering the volatility of a company's stock price and the length of restriction. The concept underpinning the Finnerty Model is that restricted stock cannot be sold over a certain period of time. Further simplified, a restricted share of equity in a company can be viewed as having forfeited a put on the average price of the marketable equity over the restriction period (also known as an “Asian Put Option”). If an Asian Put Option is priced and compared to that of the assumed fully marketable underlying stock, the marketability discount can be effectively estimated.
The assumptions utilized in the model included (i) length of holding period of 7 months, (ii) equity volatility of 80%, (iii) dividend yield of 0, and (iv) risk free rate of 0.20%.

The restricted shares vest over 4 years in equal 25% increments each year and have pro-rata vesting for each quarter elapsed since the prior annual vesting date.

12. Earnings Per Share
The weighted-average shares used to calculate basic and diluted net income per share has been retroactively adjusted based on the Reorganization (see Note 1).

The following table provides reconciliation between basic and diluted shares used to calculate basic and diluted earnings per share:

	2011	2010	2009
	(in thousands)
Weighted-average shares - basic	88,596	85,369	74,566
Dilutive effect of stock options, restricted stock units, and restricted shares	300	681	1,038
Weighted-average shares - diluted	88,896	86,050	75,604

Stock options to purchase 2.3 million and 1.3 million shares of common stock were excluded from the computation of diluted earnings per share for 2011 and 2010, respectively, as the options would be anti-dilutive. No potentially dilutive shares were excluded from the computation of diluted earnings per share in 2009.

13. Pro forma Information (unaudited)
The pro forma net income applied in computing the pro forma earnings per share for 2010 and 2009 is based on the Company’s historical net income as adjusted to reflect the Company’s conversion to a corporation as if it has occurred as of the beginning of the respective periods. In connection with the conversion, effective May 2, 2010, the Company became taxed as a corporation. The Company was previously treated as a partnership for tax purposes, and therefore generally not subject to federal income tax. The pro forma net income includes adjustments for income tax expense as if the Company had been a corporation at an assumed combined federal, state, and local income tax rate of 40.9% for the first thirteen weeks of 2010 and 38.7% for 2009.
The pro forma net income for 2010 eliminates the non-cash deferred tax benefit of $31.8 million as a non-recurring item related to the Reorganization (see Note 8).

14. Retirement Benefits
The employees of the Company, if eligible, participate in a qualified defined contribution retirement plan (the “Qualified Plan”) and a non-qualified supplemental retirement plan (the “Non-Qualified Plan”) sponsored by the Company.
Participation in the Company's Qualified Plan is available to employees who meet certain age and service requirements. The Qualified Plan permits employees to elect contributions up to the maximum limits allowable under the IRC. The Company matches employee contributions according to a pre-determined formula and contributes additional discretionary amounts based on a percentage of the employees' eligible annual compensation and years of service. Employee contributions and Company matching contributions vest immediately. Additional discretionary Company contributions and the related investment earnings are subject to vesting based on years of service.
Total expense recognized related to the Qualified Plan employer match was $2.6 million, $2.7 million, and $0.4 million in 2011, 2010, and 2009, respectively. The Company elected to suspend the employer matching contribution to the Qualified Plan effective March 6, 2009. The matching contribution to the Qualified Plan was reinstated for 2010. In addition, the Company recognized expense of $5.4 million and $6.1 million related to discretionary contributions to the Qualified Plan in 2011 and 2010, respectively.  The Company did not recognize any expense related to discretionary contributions in 2009.
Participation in the Non-Qualified Plan is made available to employees who meet certain age, service, job level, and compensation requirements. The Non-Qualified Plan is an unfunded plan which provides benefits beyond the IRC limits for qualified defined contribution plans. The plan permits employees to elect contributions up to a maximum percentage of eligible compensation. The Company matches employee contributions according to a pre-determined formula and credits additional amounts based on a percentage of the employees' eligible compensation and years of service. The Non-Qualified Plan also permits employees to defer additional compensation up to a maximum amount. The Company does not match the contributions for additional deferred compensation. Employees' accounts are credited with interest using a rate determined annually by the Retirement Plan Committee based on a methodology consistent with historical practices. Employee contributions and the related interest vest immediately. Company contributions and the related interest are subject to vesting based on years of service. Employees may elect an in-service distribution for the additional deferred compensation component only. Employees are not permitted to take a withdrawal from any other portion of the Non-Qualified Plan while actively employed with the Company. The remaining vested portion of employees' accounts in the Non-Qualified Plan will be distributed upon termination of employment in either a lump sum or in equal annual installments over a specified period of up to 10 years. Total expense recognized related to the Non-Qualified Plan was $3.6 million, $2.5 million, and $1.2 million, in 2011, 2010, and 2009, respectively.
The Company elected to account for this cash balance plan based on the participant account balances, excluding actuarial considerations as permitted by the applicable authoritative guidance.
The annual activity for the Company's Non-Qualified Plan and the year-end liability, which is included in other long-term liabilities on the Consolidated Balance Sheets, was as follows:

	January 28, 2012	January 29, 2011
	(in thousands)
Balance, beginning of period	$14,240	$10,733
Contributions:
Employee	2,487	1,401
Company	2,379	1,397
Interest	1,239	960
Distributions	(1,151)	(211)
Forfeitures	(24)	(40)
Balance, end of period	$19,170	$14,240

15. Commitments and Contingencies
Express was named as a defendant in a purported class action lawsuit alleging various California state labor law violations. The complaint was originally filed on February 18, 2009, and amended complaints were subsequently filed. To avoid the expense and uncertainty of further litigation with respect to this matter, on March 31, 2011, the Company entered into a settlement agreement to resolve all claims of the plaintiff and other similarly situated class members that were asserted or could have been asserted based on the factual allegations in the final amended complaint for the case. In September 2011, the court granted final approval of the settlement, and in November 2011, the Company paid all amounts due under the settlement. The accrual was adjusted to the actual payment amount in the Consolidated Balance Sheet as of October 29, 2011. The adjustment was not material to the financial statements.

In a complaint filed on July 7, 2011 in the United States District Court for the Northern District of Illinois styled as Eric Wynn, et al., v. Express, LLC, Express was named as a defendant in a purported nationwide collective action alleging violations of the Fair Labor Standards Act and of applicable Illinois state wage and hour statutes related to alleged off-the-clock work. The lawsuit seeks unspecified monetary damages and attorneys' fees. In March 2012, the court granted conditional collective action certification. Express is vigorously defending these claims. At this time, Express is not able to predict the outcome of this lawsuit or the amount of any loss that may arise from it.

The Company is subject to various other claims and contingencies arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company's results of operations, financial condition, or cash flows.

16. Guarantor Subsidiaries
On March 5, 2010, Express, LLC and Express Finance (the “Subsidiary Issuers”), both 100% owned indirect subsidiaries of the Company, issued the Senior Notes. The Company (“Guarantor”) and certain of the Company’s indirect 100% owned subsidiaries (“Guarantor Subsidiaries”) have guaranteed, on a joint and several basis, the Company’s obligations under the Senior Notes. The guarantees are not full and unconditional because Guarantor Subsidiaries can be released and relieved of their obligations under certain customary circumstances contained in the indenture governing the Senior Notes. These circumstances include the following, so long as other applicable provisions of the indenture are adhered to: any sale or other disposition of all or substantially all of the assets of any Guarantor Subsidiary, any sale or other disposition of capital stock of any Guarantor Subsidiary, or designation of any restricted subsidiary that is a Guarantor Subsidiary as an unrestricted subsidiary.
The following consolidating schedules present the condensed financial information on a combined basis.

EXPRESS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Amounts in thousands)

	January 28, 2012
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$1,575	$149,237	$—	$1,550	$—	$152,362
Receivables, net	—	7,439	—	1,588	—	9,027
Inventories	—	206,507	—	2,447	—	208,954
Prepaid minimum rent	—	22,985	—	476	—	23,461
Intercompany loan receivable	—	12,684	—	—	(12,684)	—
Intercompany receivable	—	—	26,570	5,862	(32,432)	—
Other	—	18,228	—	4	—	18,232
Total current assets	1,575	417,080	26,570	11,927	(45,116)	412,036
Property and equipment, net	—	218,701	—	8,605	—	227,306
Tradename/domain name	—	197,509	—	—	—	197,509
Investment in subsidiary	277,920	127	—	272,135	(550,182)	—
Deferred tax asset	852	11,610	—	—	—	12,462
Other assets	—	12,882	—	4	—	12,886
Total assets	$280,347	$857,909	$26,570	$292,671	$(595,298)	$862,199
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$133,061	$—	$618	$—	$133,679
Deferred revenue	—	4,493	23,141	50	—	27,684
Accrued bonus	—	14,671	—	18	—	14,689
Accrued expenses	(800)	108,422	—	1,539	—	109,161
Accounts payable and accrued expenses—related parties	—	5,997	—	—	—	5,997
Intercompany payable	—	32,432	—	—	(32,432)	—
Intercompany loan payable	—	—	—	12,684	(12,684)	—
Total current liabilities	(800)	299,076	23,141	14,909	(45,116)	291,210
Long-term debt	—	198,539	—	—	—	198,539
Other long-term liabilities	—	88,159	—	3,144	—	91,303
Total liabilities	(800)	585,774	23,141	18,053	(45,116)	581,052
Commitments and Contingencies (Note 15)
Total stockholders’ equity	281,147	272,135	3,429	274,618	(550,182)	281,147
Total liabilities and stockholders’ equity	$280,347	$857,909	$26,570	$292,671	$(595,298)	$862,199

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
Commitments and Contingencies (Note 15)
Total stockholders’ equity	130,162	121,757	3,147	127,260	(252,164)	130,162
Total liabilities and stockholders’ equity	$129,875	$862,388	$26,029	$122,961	$(278,504)	$862,749

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands)

	2011
		Subsidiary	Guarantor	Other		Consolidated
	Express, Inc.	Issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$2,067,447	$—	$5,908	$—	$2,073,355
Cost of goods sold, buying and occupancy costs	—	1,312,758	—	6,136	—	1,318,894
Gross profit	—	754,689	—	(228)	—	754,461
Selling, general, and administrative expenses	1,689	478,487	(282)	3,929	—	483,823
Other operating expense (income), net	—	258	—	(566)	—	(308)
Operating income (loss)	(1,689)	275,944	282	(3,591)	—	270,946
Interest expense	—	35,804	—	115	(115)	35,804
Interest income	—	(127)	—	—	115	(12)
(Income) loss in subsidiary	(141,467)	3,020	—	(141,185)	279,632	—
Other expense (income), net	—	—	—	(411)	—	(411)
Income (loss) before income taxes	139,778	237,247	282	137,890	(279,632)	235,565
Income tax expense (benefit)	(912)	96,062	—	(282)	—	94,868
Net income (loss)	$140,690	$141,185	$282	$138,172	$(279,632)	$140,697
Foreign currency translation	—	—	—	(7)	—	(7)
Comprehensive income	$140,690	$141,185	$282	$138,165	$(279,632)	$140,690

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands)

	2010
		Subsidiary	Guarantor	Other		Consolidated
	Express, Inc.	Issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$1,905,814	$—	$—	$—	$1,905,814
Cost of goods sold, buying and occupancy costs	—	1,227,490	—	—	—	1,227,490
Gross profit	—	678,324	—	—	—	678,324
Selling, general, and administrative expenses	2,984	458,428	(316)	(23)	—	461,073
Other operating expense (income), net	—	17,997	—	3	—	18,000
Operating income (loss)	(2,984)	201,899	316	20	—	199,251
Interest expense	—	30,510	—	28,983	—	59,493
Interest income	—	(16)	—	—	—	(16)
(Income) loss in subsidiary	(129,939)	(316)	—	(153,742)	283,997	—
Other expense (income), net	—	(1,968)	—	—	—	(1,968)
Income (loss) before income taxes	126,955	173,689	316	124,779	(283,997)	141,742
Income tax expense (benefit)	(433)	19,947	—	(5,160)	—	14,354
Net income (loss)	$127,388	$153,742	$316	$129,939	$(283,997)	$127,388
Foreign currency translation	—	—	—	—	—	—
Comprehensive income	$127,388	$153,742	$316	$129,939	$(283,997)	$127,388
EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands)

	2009
		Subsidiary	Guarantor	Other		Consolidated
	Express, Inc.	Issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$1,721,066	$—	$—	$—	$1,721,066
Cost of goods sold, buying and occupancy costs	—	1,175,088	—	—	—	1,175,088
Gross profit	—	545,978	—	—	—	545,978
Selling, general, and administrative expenses	19	409,414	(302)	67	—	409,198
Other operating expense (income), net	—	9,943	—	2	(2)	9,943
Operating income (loss)	(19)	126,621	302	(69)	2	126,837
Interest expense	—	9,726	—	43,496	—	53,222
Interest income	—	(484)	—	—	—	(484)
(Income) loss in subsidiary	(75,324)	(302)	—	(118,668)	194,294	—
Other expense (income), net	—	(2,444)	—	—	—	(2,444)
Income (loss) before income taxes	75,305	120,125	302	75,103	(194,292)	76,543
Income tax expense (benefit)	—	1,457	—	(221)	—	1,236
Net income (loss)	$75,305	$118,668	$302	$75,324	$(194,292)	$75,307
Foreign currency translation	—	—	—	—	—	—
Comprehensive income	$75,305	$118,668	$302	$75,324	$(194,292)	$75,307

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Amounts in thousands)

	2011
		Subsidiary	Guarantor	Other		Consolidated
	Express, Inc.	Issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Operating Activities
Net cash provided by (used in) operating activities	$(278)	$215,136	$—	$(2,249)	$—	$212,609
Investing Activities
Capital expenditures	—	(68,289)	—	(8,887)	—	(77,176)
Purchase of intangible assets	—	(60)	—	—	—	(60)
Net cash provided by (used in) investing activities	—	(68,349)	—	(8,887)	—	(77,236)
Financing Activities
Intercompany loan	—	(12,684)	—	12,684	—	—
Repayments of long-term debt arrangements	—	(169,775)	—	—	—	(169,775)
Costs incurred in connection with debt arrangements and Senior Notes	—	(1,192)	—	—	—	(1,192)
Payments on capital lease obligation	—	(14)	—	—	—	(14)
Proceeds from share-based compensation	309	—	—	—	—	309
Repurchase of common stock	(103)	—	—	—	—	(103)
Net cash provided by (used in) financing activities	206	(183,665)	—	12,684	—	(170,775)

Effect of exchange rate on cash	—	—	—	2	—	2

Net increase (decrease) in cash and cash equivalents	(72)	(36,878)	—	1,550	—	(35,400)
Cash and cash equivalents, beginning of period	1,647	186,115	—	—	—	187,762
Cash and cash equivalents, end of period	$1,575	$149,237	$—	$1,550	$—	$152,362

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Amounts in thousands)

	2010
		Subsidiary	Guarantor	Other		Consolidated
	Express, Inc.	Issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Operating Activities
Net cash provided by (used in) operating activities	$(3,330)	$258,783	$—	$(35,495)	$—	$219,958
Investing Activities
Capital expenditures	—	(54,843)	—	—	—	(54,843)
Investment in subsidiary	(170,535)	—	—	(5,633)	176,168	—
Distributions received	319,801	—	—	490,954	(810,755)	—
Net cash provided by (used in) investing activities	149,266	(54,843)	—	485,321	(634,587)	(54,843)
Financing Activities
Borrowings under Senior Notes	—	246,498	—	—	—	246,498
Net proceeds from equity offering	166,898	—	—	—	—	166,898
Repayments of long-term debt arrangements	—	(1,563)	—	(300,000)	—	(301,563)
Costs incurred in connection with debt arrangements and Senior Notes	—	(11,651)	—	(560)	—	(12,211)
Costs incurred in connection with equity offering	(6,498)	—	—	—	—	(6,498)
Equity contributions	5,633	—	—	170,535	(176,168)	—
Repayment of notes receivable	—	5,633	—	—	—	5,633
Distributions	(261,000)	(441,440)	—	(270,287)	711,727	(261,000)
Dividends	(49,514)	(49,514)	—	(49,514)	99,028	(49,514)
Net cash provided by (used in) financing activities	(144,481)	(252,037)	—	(449,826)	634,587	(211,757)
Net increase (decrease) in cash and cash equivalents	1,455	(48,097)	—	—	—	(46,642)
Cash and cash equivalents, beginning of period	192	234,212	—	—	—	234,404
Cash and cash equivalents, end of period	$1,647	$186,115	$—	$—	$—	$187,762

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Amounts in thousands)

	2009
		Subsidiary	Guarantor	Other		Consolidated
	Express, Inc.	Issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Operating Activities
Net cash provided by (used in) operating activities	$317	$237,586	$—	$(37,182)	$—	$200,721
Investing Activities
Capital expenditures	—	(26,853)	—	—	—	(26,853)
Purchase of intangible assets	—	(20)	—	—	—	(20)
Dividends received	33,000	—	—	76,363	(109,363)	—
Net cash provided by (used in) investing activities	33,000	(26,873)	—	76,363	(109,363)	(26,873)
Financing Activities
Repayments of short-term debt arrangements	—	(75,000)	—	—	—	(75,000)
Repayments of long-term debt arrangements	—	(937)	—	(6,181)	—	(7,118)
Costs incurred in connection with debt arrangements and Senior Notes	—	(123)	—	—	—	(123)
Costs incurred in connection with equity offering	(317)	—	—	—	—	(317)
Repurchase of equity interests	—	(3)	—	—	—	(3)
Distributions	(33,000)	(76,363)	—	(33,000)	109,363	(33,000)
Issuance of restricted shares	—	2	—	—	—	2
Net cash provided by (used in) financing activities	(33,317)	(152,424)	—	(39,181)	109,363	(115,559)
Net increase (decrease) in cash and cash equivalents	—	58,289	—	—	—	58,289
Cash and cash equivalents, beginning of period	192	175,923	—	—	—	176,115
Cash and cash equivalents, end of period	$192	$234,212	$—	$—	$—	$234,404

17. Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial results for 2011 and 2010 follows:

2011 Quarter	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Net sales	$467,377	$446,041	$486,784	$673,153
Gross profit	$178,314	$149,832	$175,968	$250,347
Net income	$35,013	$12,620	$32,670	$60,394
Earnings per basic share	$0.40	$0.14	$0.37	$0.68
Earnings per diluted share	$0.39	$0.14	$0.37	$0.68

2010 Quarter	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Net sales	$426,462	$407,277	$450,577	$621,498
Gross profit	$157,206	$130,017	$164,323	$226,778
Net income	$30,561	$22,114	$26,301	$48,412
Earnings basic share	$0.40	$0.25	$0.30	$0.55
Earnings per diluted share	$0.39	$0.25	$0.30	$0.55

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Exchange Act of 1934 that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act of 1934 reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 28, 2012.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for designing, maintaining, and evaluating adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with generally accepted accounting principles. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of January 28, 2012. In making this assessment, we used the criteria set forth by COSO. Based on our assessment, management concluded that, as of January 28, 2012, the Company's internal control over financial reporting was effective.

PricewaterhouseCoopers, LLP, an independent registered public accounting firm that audited the financial statements included in this Report on Form 10-K, has also audited the effectiveness of the Company's internal control over financial reporting as of January 28, 2012, as stated in their report which is included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) that occurred during the fourth quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated herein by reference to the sections entitled "Election of Directors", "Executive Officers", "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for our 2012 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated herein by reference to the sections entitled "Executive Compensation", "Corporate Governance - Director Compensation", "Corporate Governance - Compensation Committee Interlocks and Insider Participation" and "Executive Compensation - Compensation and Governance Committee Report" in the Proxy Statement for our 2012 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated herein by reference to the sections entitled "Stock Ownership Information" and "Approval of the Section 162(m) Performance Goals and Annual Grant Limitations Under the Express, Inc. 2010 Incentive Compensation Plan (Proposal No.3) - Equity Compensation Plan Information" in the Proxy Statement for our 2012 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated herein by reference to the sections entitled "Related Person Transactions" and "Corporate Governance - Director Independence" in the Proxy Statement for our 2012 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated herein by reference to the section entitled "Audit Committee - Principal Accountant Fees and Services" in the Proxy Statement for our 2012 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    (1) Consolidated Financial Statements

The following consolidated financial statements of Express, Inc. and its subsidiaries are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP

Consolidated Balance Sheets as of January 28, 2012 and January 29, 2011

Consolidated Statements of Income and Comprehensive Income for the years ended January 28, 2012, January 29, 2011, and January 30, 2010

Consolidated Statements of Changes in Stockholders' Equity for the years ended January 28, 2012, January 29, 2011, and January 30, 2010

Consolidated Statements of Cash Flows for the years ended January 28, 2012, January 29, 2011, and January 30, 2010

Notes to Consolidated Financial Statements

(2)    Financial Statement Schedules

Schedules have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

(3)	List of Exhibits

2.1
Unit Purchase Agreement, dated as of May 15, 2007, among Express Investment Corp., Limited Brands Store Operations, Inc., Express Holding, LLC and Limited Brands, Inc. (“Unit Purchase Agreement”) (incorporated by reference to Exhibit 2.1 to Express, Inc.'s registration statement on Form S-1, as amended (File No. 333-164906) (the “Express S-1”), filed with the SEC on March 25, 2010).

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

2.4
Form of Agreement and Plan of Merger among Express, Inc., Express Management Investors Blocker, Inc., Express Management Investors LLC, Express Investment Corp., Multi-Channel Retail Holdings LLC - Series G and Express Holding, LLC (incorporated by reference to Exhibit 2.4 to the Express S-1, filed with the SEC on May 11, 2010).

3.1
Certificate of Incorporation of Express, Inc. (incorporated by reference to Exhibit 4.1 to Express, Inc.'s registration statement on Form S-8 (File No. 333-168097), filed with the SEC on July 14, 2010 (the “Express S-8”)).

3.2	Bylaws of Express, Inc. (incorporated by reference to Exhibit 4.2 to the Express S-8).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Express S-1, filed with the SEC on April 30, 2010.)

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
4.5
Form of Stockholders Agreement by and among Express Inc., Multi-Channel Retail Holding LLC - Series G, Limited Brands Store Operations, Inc. and EXP Investments, Inc. (incorporated by reference to Exhibit 4.5 to the Express S-1, filed with the SEC on April 30, 2010).

4.6
Nomination and Stockholders Agreement, dated April 23, 2011, by and among Express, Inc., Multi-Channel Retail Holdings LLC - Series G, Golden Gate Capital Investment Fund II, L.P., Golden Gate Investment Fund II-A, L.P., Golden Gate Capital Investment Annex Fund II, L.P. and Joshua Olshansky (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on April 26, 2011).

10.1+
Employment Agreement, dated as of February 12, 2010, by and among Express, LLC, Express Parent LLC and Michael A. Weiss (incorporated by reference to Exhibit 10.8 to the Express S-1, filed with the SEC on March 25, 2010).

10.2+
Amendment No. 1 to Employment Agreement, dated as of April 14, 2010, by and among Express, LLC, Express Parent LLC and Michael A. Weiss (incorporated by reference to Exhibit 10.21 to the Express S-1, filed with the SEC on April 19, 2010).

10.3+
Amendment No. 1 to Letter Agreement, made and entered into on September 1, 2011, by and between Express, Inc. and Michael Weiss (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on September 6, 2011).

10.4+	Form of Employment Agreement (incorporated by reference to Exhibit 10.9 to the Express S-1, filed with the SEC on March 25, 2010).
10.5+	Express, Inc. 2010 Incentive Compensation Plan (incorporated by reference to Exhibit 10.10 to the Express S-1, filed with the SEC on April 30, 2010).
10.6+	Amendment No. 1 to Express, Inc. 2010 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on June 3, 2011).
10.7+	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Express S-1, filed with the SEC on April 30, 2010).
10.8+	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.17 to the Express S-1, filed with the SEC on April 30, 2010).
10.9+	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.18 to the Express S-1, filed with the SEC on April 30, 2010).
10.10+	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.19 to the Express S-1, filed with the SEC on April 30, 2010).
10.11+	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.13 to the Express S-1, filed with the SEC on April 30, 2010).
10.12	Master Sublease, dated as of July 6, 2007, between Limited Brands, Inc. and Express, LLC (incorporated by reference to Exhibit 10.12 to the Express S-1, filed with the SEC on April 30, 2010).

10.13
Store Leases Agreement, dated as of July 6, 2007, by and among Limited Stores, LLC, Bath & Body Works, LLC, Victoria's Secret Stores, LLC, Diva US, LLC, Express, LLC and Limited Brands, Inc. (incorporated by reference to Exhibit 10.14 to the Express S-1, filed with the SEC on February 16, 2010).

10.14
Logistics Services Agreement, dated October 5, 2009, by and between Express, LLC and Limited Logistics Services, Inc. (incorporated by reference to Exhibit 10.15 to the Express S-1, filed with the SEC on February 16, 2010).

10.15	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.22 to the Express S-1, filed with the SEC on April 30, 2010).
10.16	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on January 5, 2011).
10.17
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

10.19+
Letter Agreement, dated as of April 28, 2010, between Michael F. Devine, III and Express Parent LLC (incorporated by reference to Exhibit 10.26 to the Express S-1, filed with the SEC on April 30, 2010).

10.20+
Letter Agreement, dated as of July 23, 2010, between Mylle H. Mangum and Express, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on August 3, 2010).

10.21+	Offer Letter, dated July 29, 2011, from Express, LLC to Dominic Paul Dascoli (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on September 23, 2011).
10.22+
Severance Agreement, dated September 20, 2011, between Express, LLC and Dominic Paul Dascoli (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on September 23, 2011).

10.23
Amended and Restated $200,000,000 Asset-Based Loan Credit Agreement, dated as of July 29, 2011 among Express Holding, LLC, as Parent, Express, LLC, as Borrower, the Initial Lenders, Initial Issuing Bank and Swing Line Bank, Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, U.S. Bank National Association, as Syndication Agent and Wells Fargo Capital Finance, LLC, as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on August 4, 2011).

21.1*	List of subsidiaries of registrant.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Financial Officer and Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of .

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

Date:	March 23, 2012	EXPRESS, INC.

		By:	/s/ D. Paul Dascoli
D. Paul Dascoli
Senior Vice President, Chief Financial Officer and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 23, 2012	By:	/s/ Michael A. Weiss
Michael A. Weiss, President, Chief Executive
Officer, Chairman of the Board, and Director

Date:	March 23, 2012	By:	/s/ D. Paul Dascoli
D. Paul Dascoli, Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date:	March 23, 2012	By:	/s/ Michael G. Archbold
Michael G. Archbold, Director

Date:	March 23, 2012	By:	/s/ Michael F. Devine
Michael F. Devine, III, Director

Date:	March 23, 2012	By:	/s/ Mylle H. Mangum
Mylle H. Mangum, Director

Date:	March 23, 2012	By:	/s/ Joshua Olshansky
Joshua Olshanksy, Director

EXHIBIT INDEX

Exhibit No.	Document
21.1	List of subsidiaries of registrant.
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Financial Officer and Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.