Form 10-Q
period 2012-04-28
EXPRESS, INC.
filed 2012-05-31
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 28, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock was 89,446,720 as of May 25, 2012.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q ("Quarterly Report") contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	changes in consumer spending and general economic conditions;

•	our ability to identify and respond to new and changing fashion trends, customer preferences, and other related factors;

•	fluctuations in our sales and results of operations on a seasonal basis and due to a variety of other factors;

•	increased competition from other retailers;

•	the success of the malls and shopping centers in which our stores are located;

•	our dependence upon independent third parties to manufacture all of our merchandise;

•	the availability constraints and price volatility of raw materials and labor used to manufacture our products;

•	interruptions of the flow of merchandise from international manufacturers causing disruptions in our supply chain;

•	shortages of inventory, delayed shipments to our online customers, and harm to our reputation due to difficulties or shut-down of distribution facilities;

•	our reliance upon independent third-party transportation providers for substantially all of our product shipments;

•	our dependence upon key executive management;

•	our growth strategy, including our international expansion plan;

•	our dependence on a strong brand image;

•	our leasing substantial amounts of space;

•	the failure to find store employees that can effectively operate our stores;

•	our reliance on Limited Brands, Inc. ("Limited Brands") to provide us with certain key services for our business;

•	our reliance on information systems and any failure, inadequacy, interruption or security failure of those systems;

•	claims made against us resulting in litigation;

•	changes in laws and regulations applicable to our business;

•	our inability to protect our trademarks or other intellectual property rights;

•	our substantial indebtedness and lease obligations;

•	restrictions imposed by our indebtedness on our current and future operations;

•	fluctuations in energy costs;

•	changes in taxation requirements or the results of tax audits; and

•	impairment charges on long-lived assets.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and, it is impossible for us to anticipate all factors that could affect our actual results. For the discussion of these risks and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 28, 2012 ("Annual Report"), filed with the Securities and Exchange Commission (“SEC”) on March 23, 2012. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as otherwise required by law.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	April 28, 2012	January 28, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$180,439	$152,362
Receivables, net	7,994	9,027
Inventories	196,463	208,954
Prepaid minimum rent	23,417	23,461
Other	18,360	18,232
Total current assets	426,673	412,036

PROPERTY AND EQUIPMENT	537,692	521,860
Less: accumulated depreciation	(307,821)	(294,554)
Property and equipment, net	229,871	227,306

TRADENAME/DOMAIN NAME	197,694	197,509
DEFERRED TAX ASSETS	12,650	12,462
OTHER ASSETS	12,187	12,886
Total assets	$879,075	$862,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$139,216	$133,679
Deferred revenue	21,616	27,684
Accrued bonus	3,727	14,689
Accrued expenses	90,839	109,161
Accounts payable and accrued expenses – related parties	3,605	5,997
Total current liabilities	259,003	291,210

LONG-TERM DEBT	198,611	198,539
OTHER LONG-TERM LIABILITIES	94,921	91,303
Total liabilities	552,535	581,052

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 89,562 shares and 88,946 shares issued at April 28, 2012 and January 28, 2012, respectively, and 89,444 shares and 88,887 shares outstanding at April 28, 2012 and January 28, 2012, respectively	896	890
Additional paid-in capital	92,454	87,713
Accumulated other comprehensive loss	(85)	(7)
Retained earnings	234,727	192,654
Treasury stock – at average cost; 118 shares and 59 shares at April 28, 2012 and January 28, 2012, respectively	(1,452)	(103)
Total stockholders’ equity	326,540	281,147
Total liabilities and stockholders’ equity	$879,075	$862,199
See notes to unaudited consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
NET SALES	$495,952	$467,377
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	307,185	289,063
Gross profit	188,767	178,314
OPERATING EXPENSES:
Selling, general, and administrative expenses	114,195	109,493
Other operating expense (income), net	15	(602)
Total operating expenses	114,210	108,891

OPERATING INCOME	74,557	69,423

INTEREST EXPENSE	4,783	11,005
INTEREST INCOME	(1)	(3)
OTHER INCOME, NET	(208)	—
INCOME BEFORE INCOME TAXES	69,983	58,421
INCOME TAX EXPENSE	27,910	23,408
NET INCOME	$42,073	$35,013

OTHER COMPREHENSIVE INCOME:
Foreign currency translation	(78)	—
COMPREHENSIVE INCOME	$41,995	$35,013

EARNINGS PER SHARE:
Basic	$0.47	$0.40
Diluted	$0.47	$0.39

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	88,846	88,493
Diluted	89,310	88,751
See notes to unaudited consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,073	$35,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,049	17,385
Loss on disposal of property and equipment	17	33
Excess tax benefit from share-based compensation	(273)	—
Share-based compensation	3,856	2,146
Non-cash loss on extinguishment of debt	—	1,276
Deferred taxes	(188)	—
Changes in operating assets and liabilities:
Receivables, net	1,046	4,389
Inventories	12,527	12,415
Accounts payable, deferred revenue, and accrued expenses	(31,309)	(29,210)
Accounts payable and accrued expenses – related parties	(2,392)	(11,145)
Other assets and liabilities	3,216	(1,636)
Net cash provided by operating activities	45,622	30,666

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16,932)	(12,264)
Purchase of intangible assets	(185)	(60)
Net cash used in investing activities	(17,117)	(12,324)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt arrangements	—	(25,312)
Payments on capital lease obligation	(13)	—
Excess tax benefit from share-based compensation	273	—
Proceeds from share-based compensation	623	—
Repurchase of common stock	(1,349)	—
Net cash used in financing activities	(466)	(25,312)

EFFECT OF EXCHANGE RATE ON CASH	38	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,077	(6,970)
CASH AND CASH EQUIVALENTS, Beginning of period	152,362	187,762
CASH AND CASH EQUIVALENTS, End of period	$180,439	$180,792
See notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
(unaudited)

1. Description of Business and Basis of Presentation
Business Description

Express, Inc. ("Express" or the "Company") is a specialty apparel and accessories retailer of women's and men's merchandise, targeting the 20 to 30 year old customer. Express merchandise is sold through its retail stores and website. As of April 28, 2012, Express operated 606 primarily mall-based stores in the United States, Canada, and Puerto Rico. Additionally, the Company earns royalties from 7 stores in the Middle East operated through a development agreement ("Development Agreement") with Alshaya Trading Co. ("Alshaya"). Under the Development Agreement, Alshaya operates stores that sell Express-branded apparel and accessories purchased directly from the Company.

Fiscal Year

The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. All references herein to "2012" and "2011" represent the 53-week period ended February 2, 2013 and the 52-week period ended January 28, 2012, respectively. All references herein to “the first quarter of 2012” and “the first quarter of 2011” represent the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for 2012. Therefore, these statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended January 28, 2012, included in the Company's Annual Report, filed with the SEC.

Principles of Consolidation

The unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

2. Segment Reporting

The Company defines an operating segment on the same basis that it uses to evaluate performance internally. The Company has determined that, together, its Chief Executive Officer and its Chief Operating Officer are the Chief Operating Decision Maker beginning in the fourth quarter of 2011, and that there is one operating segment. Therefore, the Company reports results as a single segment, which includes the operation of its brick-and-mortar retail stores and e-commerce operations. Prior to the fourth quarter of 2011, the Chief Operating Decision Maker was the Chief Executive Officer.

The following is information regarding the Company's major product classes and sales channels:

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Classes:	(in thousands)
Apparel	$447,565	$423,176
Accessories and other	43,757	39,823
Other revenue	4,630	4,378
Total net sales	$495,952	$467,377

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Channels:	(in thousands)
Stores	$443,446	$425,467
E-commerce	47,876	37,532
Other revenue	4,630	4,378
Total net sales	$495,952	$467,377
Other revenue consists primarily of shipping and handling revenue related to e-commerce activity, gift card breakage, and royalties from the Development Agreement.

Revenues and long-lived assets relating to the Company's international operations were not material for any period presented and are, therefore, not reported separately from domestic revenues or long-lived assets.

3. Earnings Per Share
The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share:

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
	(in thousands)
Weighted-average shares - basic	88,846	88,493
Dilutive effect of stock options, restricted stock units, and restricted stock	464	258
Weighted-average shares - diluted	89,310	88,751

Equity awards representing 2.0 million and 2.1 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively, as the options would have been anti-dilutive.

Additionally, for the thirteen weeks ended April 28, 2012, there were 0.3 million shares of restricted stock excluded from the computation of diluted weighted average shares because the number of shares ultimately issued is contingent on the Company's performance compared to pre-established annual performance goals.
4. Fair Value of Financial Assets

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
The following table presents the Company's assets measured at fair value on a recurring basis as of April 28, 2012 and January 28, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

	April 28, 2012
	Level 1	Level 2	Level 3
	(in thousands)
U.S. treasury securities funds	$153,532	$—	$—

	January 28, 2012
	Level 1	Level 2	Level 3
	(in thousands)
U.S. treasury securities funds	$131,543	$—	$—
The carrying amounts reflected on the unaudited Consolidated Balance Sheets for cash, cash equivalents, receivables, prepaid expenses, and payables as of April 28, 2012 and January 28, 2012 approximated their fair values.

5. Intangible Assets
The following table provides the significant components of intangible assets:

	April 28, 2012		January 28, 2012
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(in thousands)
Tradename	$196,144	$—	$196,144	$—
Internet domain name/other	1,550	—	1,365	—
Net favorable lease obligations	19,750	16,659	19,750	16,275
	$217,444	$16,659	$217,259	$16,275

The Company's tradename and internet domain name/other have indefinite lives. Net favorable lease obligations are amortized over a period between 5 and 7 years, and are included in other assets on the unaudited Consolidated Balance Sheets. Amortization expense totaled $0.4 million and $0.7 million during the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively.

6. Related Party Transactions
The transactions described below are transactions between the Company and entities affiliated with Golden Gate Private Equity, Inc. (“Golden Gate”) and Limited Brands. Prior to July 2007, the Company operated as a division of Limited Brands. In July 2007, a Golden Gate affiliate acquired approximately 75% of the outstanding equity interests in the Company from Limited Brands, and the Company began its transition to a stand-alone Company. In May 2010, the Company launched an initial public offering ("IPO") whereby Golden Gate and Limited Brands sold a portion of their shares. Since the IPO, Golden Gate and Limited Brands have gradually reduced their ownership interest in the Company. On July 29, 2011, Limited Brands sold its remaining ownership interest in the Company. As a result of this disposition, Limited Brands ceased to be a related party as of the end of the second quarter of 2011. On March 19, 2012, Golden Gate sold its remaining ownership interest in the Company. However, Golden Gate continues to be a related party following this disposition because one of its Managing Directors serves on the Company's Board of Directors ("Board").
Transactions with Limited Brands

The Company entered into a logistics services agreement with an affiliate of Limited Brands which took effect in February 2010 and ends on April 30, 2016. The Limited Brands affiliate provides certain inbound and outbound transportation and delivery services, distribution services, and customs and brokerage services. The agreement will continue thereafter unless it is terminated by either party on no less than 24 months' prior notice. In no event may the termination of the agreement occur between October 1 of any calendar year and the last day of February of the next calendar year. In addition, merchandise sourcing services are provided by Mast Global Fashions, an affiliate of Limited Brands.

The 2011 related party activity with Limited Brands and their affiliates described below includes only those expenses incurred prior to Limited Brands' disposition of the Company's common stock on July 29, 2011.

The Company incurred charges from affiliates of Limited Brands for various services, including home office rent, which is included in selling, general, and administrative expenses. The costs of merchandise sourcing services and logistics services, including distribution center rent, are included in cost of goods sold, buying and occupancy costs. The amounts included in the unaudited Consolidated Statements of Income and Comprehensive Income are as follows:

Thirteen Weeks Ended
April 30, 2011
(in thousands)
Merchandise Sourcing	$88,513
Transaction and Logistics Services	$12,006

Transactions with Other Golden Gate Affiliates
The Company transacts with affiliates of Golden Gate for e-commerce warehouse and fulfillment services, software license purchases, and consulting and software maintenance services. The Company incurred the following charges, included primarily in cost of goods sold, buying and occupancy costs in the unaudited Consolidated Statements of Income and Comprehensive Income:

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
	(in thousands)
E-commerce warehouse and fulfillment	$6,750	$6,906
Software licenses and consulting and software maintenance	$40	$118
The Company’s outstanding liability to other Golden Gate affiliates, included in accounts payable and accrued expenses - related parties on the unaudited Consolidated Balance Sheets, was $3.6 million and $6.0 million as of April 28, 2012 and January 28, 2012, respectively.
In December 2009, the Company began providing real estate services to certain Golden Gate affiliates. Income recognized for these services during the thirteen weeks ended April 28, 2012 and April 30, 2011 was $0.1 million. As of April 28, 2012 and January 29, 2011, the Company's receivable balance related to these services was $0.1 million.

During the first and second quarters of 2011, the Company repurchased $25.0 million and $24.2 million of Senior Notes, respectively, in open market transactions. Of the $49.2 million of Senior Notes repurchased, $40.0 million were held by a Golden Gate affiliate, leaving $10.0 million of Senior Notes owned by a Golden Gate affiliate outstanding as of April 28, 2012. Interest expense incurred on the Senior Notes attributable to the Golden Gate affiliate was $0.2 million and $0.9 million, during the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively.

7. Income Taxes

As a result of the Company's IPO and other related transactions in the second quarter of 2010, the Company recorded a liability due to a management holding company that totaled $0.8 million as of January 29, 2011. The Company settled this liability by making a final cash payment during the first quarter of 2011. Additionally, the Company settled a $4.8 million gross liability payable to a Golden Gate entity by making a final cash payment during the second quarter of 2011. In the first quarter of 2012, the Company recorded an additional pre-IPO tax liability of $0.3 million with an offsetting receivable from Golden Gate. The receivable from Golden Gate is expected to be settled in the second or third quarter of 2012.
The provision for income taxes is based on a current estimate of the annual effective tax rate adjusted to reflect the impact of discrete items.  The Company's quarterly effective tax rate does not reflect a benefit associated with losses related to certain foreign subsidiaries. The Company's effective tax rate was 39.9% and 40.1% for the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively.
The Company recorded a valuation allowance against the deferred tax assets arising from the net operating loss of foreign subsidiaries.  As of April 28, 2012 and January 28, 2012, the valuation allowance was approximately $0.2 million and $0.1 million, respectively. In addition, as of April 28, 2012 and January 28, 2012, the valuation allowance for other noncurrent tax assets totaled $0.2 million. No other valuation allowances have been provided for deferred tax assets because management believes that it is more-likely-than-not that the full amount of the net deferred tax assets will be realized in the future.
The Company does not expect material adjustments to the total amount of unrecognized tax benefits within the next 12 months, but the outcome of tax matters is uncertain and unforeseen results can occur.

8. Debt
Borrowings outstanding consisted of the following:

	April 28, 2012	January 28, 2012
	(in thousands)
8 3/4% Senior Notes	$200,850	$200,850
Debt discount on Senior Notes	(2,239)	(2,311)
Total long-term debt	$198,611	$198,539

Revolving Credit Facility

As of April 28, 2012, there were no borrowings outstanding and approximately $183.6 million available under the Company's $200.0 million Revolving Credit Facility.

The Revolving Credit Facility requires Express Holding, LLC, a wholly-owned subsidiary, ("Express Holding") and its subsidiaries to maintain a fixed charge coverage ratio of at least 1.0:1.0 if excess availability plus eligible cash collateral is less than 10% of the borrowing base for 15 consecutive days. In addition, the Revolving Credit Facility contains customary covenants and restrictions on Express Holding and its subsidiaries' activities, including, but not limited to, limitations on the incurrence of additional indebtedness; liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, and prepayment of other debt; distributions, dividends, and the repurchase of capital stock; transactions with affiliates; the ability to change the nature of its business or its fiscal year; and permitted activities of Express Holding. All obligations under the Revolving Credit Facility are guaranteed by Express Holding and its domestic subsidiaries (that are not borrowers) and secured by a lien on substantially all of the assets of Express Holding and its domestic subsidiaries.
Senior Notes

On March 5, 2010, Express, LLC and Express Finance, wholly-owned subsidiaries of the Company, co-issued, in a private placement, $250.0 million of 8 3/4% Senior Notes due in 2018 at an offering price of 98.6% of the face value.

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

Loss on Extinguishment

In connection with the Senior Notes repurchases in the first quarter of 2011, the Company recognized a $3.5 million loss on extinguishment of debt. Of this loss on extinguishment of debt, the premium on the repurchases represented $2.2 million. The remaining loss on extinguishment consisted of the write-off of unamortized debt issuance costs and unamortized discount totaling $1.3 million.

The loss on extinguishment of debt was recorded as interest expense in the unaudited Consolidated Statements of Income and

Comprehensive Income. The write-offs of unamortized debt issuance costs and unamortized discounts represent a non-cash adjustment to reconcile net income to net cash provided by operating activities within the unaudited Consolidated Statements of Cash Flows.
Fair Value of Debt
The fair value of the Senior Notes was estimated using a number of factors, such as recent trade activity, size, timing, and yields of comparable bonds and is, therefore, within Level 2 of the fair value hierarchy. As of April 28, 2012, the estimated fair value of the Senior Notes was $222.4 million.
Letters of Credit
The Company periodically enters into various trade letters of credit ("trade LCs") in favor of certain vendors to secure merchandise. These trade LCs are issued for a defined period of time, for specific shipments, and generally expire 3 weeks after the merchandise shipment date. As of April 28, 2012 and January 28, 2012, there were no outstanding trade LCs. Additionally, the Company enters into stand-by letters of credit ("stand-by LCs") on an as-need basis to secure merchandise and fund other general and administrative costs. As of April 28, 2012 and January 28, 2012, outstanding stand-by LCs totaled $1.8 million.

9. Share-Based Compensation

The following summarizes our share-based compensation expense:

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
	(in thousands)
Stock options	$1,898	$1,424
Restricted stock units and restricted stock	1,948	639
Restricted shares (equity issued pre-IPO)	10	83
Total share-based compensation	$3,856	$2,146

The stock compensation related income tax benefit recognized by the Company during the thirteen weeks ended April 28, 2012 and April 30, 2011 was $1.5 million and $0.0 million, respectively.

Stock Options

During the thirteen weeks ended April 28, 2012, the Company granted stock options under the Express, Inc., 2010 Incentive Compensation Plan (the "2010 Plan"). The fair value of the stock options is determined using the Black-Scholes-Merton option-pricing model as described further below. The majority of stock options granted under the 2010 plan vest 25% per year over 4 years and have a 10 year contractual life, however those granted to the Chief Executive Officer vest ratably over 3 years. The expense for stock options is recognized using the straight-line attribution method.
The Company's activity with respect to stock options during the thirteen weeks ended April 28, 2012 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding, January 28, 2012	2,667	$17.93
Granted	521	$25.23
Exercised	(35)	$17.45
Forfeited	(29)	$19.43
Outstanding, April 28, 2012	3,124	$19.13	8.7	$16,670
Expected to vest at April 28, 2012	2,434	$19.46	8.8	$12,285
Exercisable at April 28, 2012	646	$17.79	8.5	$4,216
The following provides additional information regarding the Company's stock options:

Thirteen Weeks Ended
April 28, 2012
(in thousands, except per share amounts)
Weighted average grant date fair value of options granted	$13.47
Total intrinsic value of options exercised	$267
Total fair value of options vested	$3,547
As of April 28, 2012, there was approximately $21.8 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of approximately 1.5 years.
The Company uses the Black-Scholes-Merton option-pricing model for valuation of stock options granted to employees and directors. The Company's determination of the fair value of stock options is affected by the Company's stock price as well as a number of subjective and complex assumptions. These assumptions include the risk-free interest rate, the Company's expected stock price volatility over the term of the awards, expected term of the award, and dividend yield.
The fair value of stock options was estimated at the grant date using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Risk-free interest rate (1)	1.14%	2.37%
Price Volatility (2)	55.9%	53.5%
Expected term (years) (3)	6.16	6.25
Dividend yield (4)	—	—

(1)	Represents the yield on U.S. Treasury securities with a term consistent with the expected term of the stock options.

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
Restricted Stock Units and Restricted Stock
During the thirteen weeks ended April 28, 2012, the Company granted restricted stock units (“RSUs”) and restricted stock under the 2010 Plan, including 0.4 million shares of performance-based restricted stock and 0.1 million shares of performance-based restricted stock units. The fair value of the RSUs and restricted stock is determined based on the Company's stock price on the grant date. The expense for RSUs and restricted stock is recognized using the straight-line attribution method except for awards with performance conditions for which the graded vesting method is used. These awards have vesting conditions with requisite service periods of 3 years for the Chief Executive Officer, 4 years for other employees, and 1 year for members of the Board.

The Company's activity with respect to RSUs and restricted stock for the thirteen weeks ended April 28, 2012 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value
	(in thousands, except per share amounts)
Unvested, January 28, 2012	900	$18.52
Granted	753	$25.22
Vested	(160)	$18.51
Forfeited	(9)	$21.58
Unvested, April 28, 2012	1,484	$21.89

The total fair value/intrinsic value of RSUs and restricted stock that vested during the thirteen weeks ended April 28, 2012 was $3.0 million. No RSUs or restricted stock vested during the thirteen weeks ended April 30, 2011. As of April 28, 2012, there was approximately $26.9 million of total unrecognized compensation expense related to unvested RSUs and restricted stock, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

10. Commitments and Contingencies

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

11. Guarantor Subsidiaries
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

EXPRESS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Amounts in thousands)
(Unaudited)

	April 28, 2012
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$817	$177,880	$—	$1,742	$—	$180,439
Receivables, net	—	7,204	—	790	—	7,994
Inventories	—	194,683	—	1,780	—	196,463
Prepaid minimum rent	—	22,931	—	486	—	23,417
Intercompany loan receivable	—	12,544	—	—	(12,544)	—
Intercompany receivable	—	—	20,771	5,862	(26,633)	—
Other	56	18,224	—	80	—	18,360
Total current assets	873	433,466	20,771	10,740	(39,177)	426,673
Property and equipment, net	—	221,546	—	8,325	—	229,871
Tradename/domain name	—	197,694	—	—	—	197,694
Investment in subsidiary	324,007	(116)	—	318,222	(642,113)	—
Deferred tax assets	852	11,798	—	—		12,650
Other assets	—	12,183	—	4	—	12,187
Total assets	$325,732	$876,571	$20,771	$337,291	$(681,290)	$879,075
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$138,678	$—	$538	$—	$139,216
Deferred revenue	—	4,307	17,270	39	—	21,616
Accrued bonus	—	3,727	—	—	—	3,727
Accrued expenses	(808)	91,197	—	450	—	90,839
Accounts payable and accrued expenses—related parties	—	3,605	—	—	—	3,605
Intercompany payable	—	26,633	—	—	(26,633)	—
Intercompany loan payable	—	—	—	12,544	(12,544)	—
Total current liabilities	(808)	268,147	17,270	13,571	(39,177)	259,003
Long-term debt	—	198,611	—	—	—	198,611
Other long-term liabilities	—	91,591	—	3,330	—	94,921
Total liabilities	(808)	558,349	17,270	16,901	(39,177)	552,535
Commitments and Contingencies (Note 10)
Total stockholders’ equity	326,540	318,222	3,501	320,390	(642,113)	326,540
Total liabilities and stockholders’ equity	$325,732	$876,571	$20,771	$337,291	$(681,290)	$879,075

EXPRESS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Amounts in thousands)
(Unaudited)

	January 28, 2012
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$1,575	$149,237	$—	$1,550	$—	$152,362
Receivables, net	—	7,439	—	1,588	—	9,027
Inventories	—	206,507	—	2,447	—	208,954
Prepaid minimum rent	—	22,985	—	476	—	23,461
Intercompany loan receivable	—	12,684	—	—	(12,684)	—
Intercompany receivable	—	—	26,570	5,862	(32,432)	—
Other	—	18,228	—	4	—	18,232
Total current assets	1,575	417,080	26,570	11,927	(45,116)	412,036
Property and equipment, net	—	218,701	—	8,605	—	227,306
Tradename/domain name	—	197,509	—	—	—	197,509
Investment in subsidiary	277,920	127	—	272,135	(550,182)	—
Deferred tax assets	852	11,610	—	—	—	12,462
Other assets	—	12,882	—	4	—	12,886
Total assets	$280,347	$857,909	$26,570	$292,671	$(595,298)	$862,199
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$133,061	$—	$618	$—	$133,679
Deferred revenue	—	4,493	23,141	50	—	27,684
Accrued bonus	—	14,671	—	18	—	14,689
Accrued expenses	(800)	108,422	—	1,539	—	109,161
Accounts payable and accrued expenses—related parties	—	5,997	—	—	—	5,997
Intercompany payable	—	32,432	—	—	(32,432)	—
Intercompany loan payable	—	—	—	12,684	(12,684)	—
Total current liabilities	(800)	299,076	23,141	14,909	(45,116)	291,210
Long-term debt	—	198,539	—	—	—	198,539
Other long-term liabilities	—	88,159	—	3,144	—	91,303
Total liabilities	(800)	585,774	23,141	18,053	(45,116)	581,052
Commitments and Contingencies (Note 10)
Total stockholders’ equity	281,147	272,135	3,429	274,618	(550,182)	281,147
Total liabilities and stockholders’ equity	$280,347	$857,909	$26,570	$292,671	$(595,298)	$862,199

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended April 28, 2012
		Subsidiary	Guarantor	Other		Consolidated
	Express, Inc.	Issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$492,841	$—	$3,111	$—	$495,952
Cost of goods sold, buying and occupancy costs	—	303,489	—	3,696	—	307,185
Gross profit	—	189,352	—	(585)	—	188,767
Selling, general, and administrative expenses	270	112,712	(72)	1,285	—	114,195
Other operating expense (income), net	—	1,526	—	(1,511)	—	15
Operating income (loss)	(270)	75,114	72	(359)	—	74,557
Interest expense	—	4,783	—	86	(86)	4,783
Interest income	—	(87)	—	—	86	(1)
(Income) loss in subsidiary	(42,265)	243	—	(42,265)	84,287	—
Other expense (income), net	—	—	—	(208)	—	(208)
Income (loss) before income taxes	41,995	70,175	72	42,028	(84,287)	69,983
Income tax expense (benefit)	—	27,910	—	—	—	27,910
Net income (loss)	$41,995	$42,265	$72	$42,028	$(84,287)	$42,073
Foreign currency translation	—	—	—	(78)	—	(78)
Comprehensive income	$41,995	$42,265	$72	$41,950	$(84,287)	$41,995

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended April 30, 2011
		Subsidiary	Guarantor	Other		Consolidated
	Express, Inc.	Issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$467,377	$—	$—	$—	$467,377
Cost of goods sold, buying and occupancy costs	—	289,063	—	—	—	289,063
Gross profit	—	178,314	—	—	—	178,314
Selling, general, and administrative expenses	698	108,865	(70)	—	—	109,493
Other operating expense (income), net	—	(602)	—	—	—	(602)
Operating income (loss)	(698)	70,051	70	—	—	69,423
Interest expense	—	11,005	—	—	—	11,005
Interest income	—	(3)	—	—	—	(3)
(Income) loss in subsidiary	(35,714)	(70)	—	(35,714)	71,498	—
Income (loss) before income taxes	35,016	59,119	70	35,714	(71,498)	58,421
Income tax expense (benefit)	3	23,405	—	—	—	23,408
Net income (loss)	$35,013	$35,714	$70	$35,714	$(71,498)	$35,013
Foreign currency translation	—	—	—	—	—	—
Comprehensive income	$35,013	$35,714	$70	$35,714	$(71,498)	$35,013

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended April 28, 2012
		Subsidiary	Guarantor	Other		Consolidated
	Express, Inc.	Issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Operating Activities
Net cash provided by (used in) operating activities	$(32)	$45,717	$—	$(63)	$—	$45,622
Investing Activities
Capital expenditures	—	(17,149)	—	217	—	(16,932)
Purchase of intangible assets	—	(185)	—	—	—	(185)
Net cash provided by (used in) investing activities	—	(17,334)	—	217	—	(17,117)
Financing Activities
Payments on capital lease obligation	—	(13)	—	—	—	(13)
Excess tax benefit from share-based compensation	—	273	—	—	—	273
Proceeds from share-based compensation	623	—	—	—	—	623
Repurchase of common stock	(1,349)	—	—	—	—	(1,349)
Net cash provided by (used in) financing activities	(726)	260	—	—	—	(466)

Effect of exchange rate on cash	—	—	—	38	—	38

Net increase (decrease) in cash and cash equivalents	(758)	28,643	—	192	—	28,077
Cash and cash equivalents, beginning of period	1,575	149,237	—	1,550	—	152,362
Cash and cash equivalents, end of period	$817	$177,880	$—	$1,742	$—	$180,439

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

12. Subsequent Event

On May 24, 2012, the Board authorized the repurchase of up to $100 million of the Company's common stock, which may be made from time to time in open market or privately negotiated transactions. The repurchase program will be funded using the Company's available cash and is expected to be executed over the next 18 months. The share repurchase program may be suspended, modified, or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program. Through May 30, 2012, 1.2 million shares were repurchased under the repurchase program at an average purchase price of $18.93 per share, totaling $22.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of our Company as of the dates and for the periods presented below. The following discussion and analysis should be read in conjunction with our Annual Report for the year ended January 28, 2012 and our unaudited consolidated financial statements and the related notes included in Item 1 of this Quarterly Report. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors. See “Forward-Looking Statements.”

Overview
Express is a nationally recognized specialty apparel and accessory retailer offering both women's and men's merchandise. We have over 30 years of experience offering a distinct combination of style and quality at an attractive value to women and men between 20 and 30 years old. We offer our customers an assortment of fashionable apparel and accessories to address fashion needs across multiple aspects of their lifestyles, including work, casual, jeanswear, and going-out occasions. We entered 2012 following a strong year of growth in 2011. After a year of milestones in 2011, we began 2012 with a continued focus on our four pillars of growth and on-going attention to our go-to-market strategy, enabling us to achieve earnings per diluted share of $0.47 in the first quarter of 2012, an increase of 21% over the $0.39 earned in the first quarter of 2011. Our growth strategies and a summary of our execution of these strategies is presented below.

Improve Productivity of Our Retail Stores
Our net sales per average gross square foot increased 2% in the first quarter of 2012 compared to the first quarter of 2011, which was driven by growth in average dollar sales. This growth was partially offset by a decrease in volume related to our move away from certain commodity-type knit tops. Also, in the first quarter of 2012, we continued to invest significant dollars in marketing to increase our brand recognition. Additionally, we rolled out our new loyalty program, Express NEXT, to all stores in the United States as well as through our e-commerce channel. This new program enables participation by all U.S. customers, regardless of payment method.

Expand Our Store Base
In the first quarter of 2012, we opened 4 new stores in the United States and closed 7 stores, ending the quarter with 606 locations, 575, or 95%, of which are in our dual-gender format. For the remainder of 2012, we expect to open approximately 26 additional stores, of which 19 will be in the United States and 7 will be in Canada, and close 5 stores in the United States. Additionally, we recently signed, or are in the process of finalizing the leases for 2 flagship locations, 1 in San Francisco and 1 in New York. While we previously expected both stores to open in 2012, we now expect both flagships to open in 2013. We anticipate these openings will result in approximately $11 million in incremental pre-opening expenses in 2012. Our projected store closures are related to dual gender store conversions for the few locations where we still operate both women's and men's stand-alone stores, shopping center redevelopments, and to a lesser extent, exiting underperforming stores as their respective leases expire.

Expand Our e-Commerce Platform
In the first quarter of 2012, our e-commerce sales increased 28% over the first quarter of 2011. The growth in e-commerce sales was driven by increased sales volume across our assortment. E-commerce sales represented 10% of our total net sales in the first quarter of 2012, and we continue to expect this channel to grow to 13-15% of total net sales in the longer term.

Expand Internationally
In 2011, we opened 6 Company-owned Express stores in Canada. As noted above, we expect to open an additional 7 stores in Canada in 2012. In addition, we continue to earn royalties from the Express stores in the Middle East that are operated by Alshaya through the Development Agreement. We also continue to be optimistic about our strategy to grow internationally through additional agreements with local partners across the globe, joint venture relationships, and company-owned stores in targeted countries. To that end, subsequent to quarter end, we signed an international franchise agreement covering multiple countries in Latin America.

Our results to date are not necessarily indicative of the results to be expected for the full year. Such results could be impacted by a number of factors outside our control, including overall economic conditions in the United States, costs to procure and produce our product, and competitors' actions. See "Forward-Looking Statements" for additional factors.
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
Comparable Sales and Other Individual Store Performance Factors. Comparable sales are calculated based upon stores that were open at least thirteen full months as of the end of the reporting period and also includes e-commerce sales. A store is not considered a part of the comparable sales base if the square footage of the store changed by more than 20% due to remodel or relocation activities. As we continue to increase our store count, we expect that non-comparable sales will begin to contribute more to our total net sales than they currently do. We also review sales per gross square foot, average unit retail price, units per transaction, dollars per transaction, traffic, and conversion, among other things, to evaluate the performance of individual stores. We also review sales per gross square foot on a company-wide basis.
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
 Our cost of goods sold increases in higher volume quarters because the direct cost of purchased merchandise is tied to sales. Buying and occupancy costs are largely fixed and do not necessarily increase as volume increases. Changes in the mix of our products, such as changes in the proportion of accessories, which are higher margin, may also impact our overall cost of goods sold. We review our inventory levels on an on-going basis in order to identify slow-moving merchandise and generally use markdowns to clear such merchandise. The timing and level of markdowns are driven primarily by seasonality and customer acceptance of our merchandise. We use third-party vendors and company-owned outlet stores to dispose of marked-out-of-stock merchandise. The primary drivers of the costs of individual goods are raw materials, labor in the countries where our merchandise is sourced, and logistics costs associated with transporting our merchandise.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses include all operating costs not included in cost of goods sold, buying and occupancy costs, with the exception of costs such as proceeds received from insurance claims and gain/loss on disposal of assets, which are included in other operating expense (income), net. These costs include payroll and other expenses related to operations at our corporate home office, store expenses other than occupancy, and marketing expenses, which primarily include production, mailing, and print advertising costs. With the exception of store payroll and marketing, these expenses generally do not vary proportionally with net sales. As a result, selling, general, and administrative expenses as a percentage of net sales is usually higher in lower volume quarters and lower in higher volume quarters.
Results of Operations
The table below sets forth the various line items in the unaudited Consolidated Statements of Income and Comprehensive Income as a percentage of net sales for the first quarter of 2012 and the first quarter of 2011. Due to seasonal variations in the retail industry, the results of operations for any current period are not necessarily indicative of results expected for the full year or of future financial results. The seasonality of our operations may also lead to significant fluctuations in certain asset and liability accounts.

	Percentage of Net Sales
	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Net sales	100%	100%
Cost of goods sold, buying and occupancy costs	62%	62%
Gross profit	38%	38%
Selling, general, and administrative expenses	23%	23%
Other operating expense (income), net	—%	—%
Operating income	15%	15%
Interest expense	1%	2%
Interest income	—%	—%
Other income, net	—%	—%
Income before income taxes	14%	12%
Income tax expense	6%	5%
Net income	8%	7%
Fiscal Year Comparisons
Net Sales

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Net sales (in thousands)	$495,952	$467,377
Comparable sales percentage increase	4%	8%
Net sales per average gross square foot (a)	$84.76	$83.18
Total store square footage at end of period (in thousands) (a)	5,222	5,122
Number of:
Stores open at beginning of period	609	591
New stores	4	4
Closed stores	(7)	(4)
Stores open at end of period	606	591

(a)
Net sales per average gross square foot is determined by dividing net sales (excluding e-commerce sales, shipping and handling revenue related to e-commerce, gift card breakage, and royalties) for the period by average gross square feet during the period. Unless otherwise indicated, references herein to square feet are to gross square feet, rather than net selling space.

Net sales increased by $28.6 million, or 6%, from $467.4 million in the first quarter of 2011 to $496.0 million in the first quarter of 2012. Comparable sales, increased by $17.3 million, or 4%, in the first quarter of 2012 compared to the first quarter of 2011. The comparable stores sales growth was driven by growth in average dollar sales during the period as well as continued growth in e-commerce sales. Non-comparable sales increased $11.3 million, primarily driven by new store openings. Other revenue was $4.6 million in the first quarter of 2012, an increase of $0.2 million, compared to other revenue of $4.4 million in first quarter of 2011, primarily as a result of more shipping and handling revenue related to e-commerce merchandise sales growth.
Gross Profit
The following table shows cost of sales and gross profit in dollars for the stated periods:

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
	(in thousands)
Cost of goods sold, buying and occupancy costs	$307,185	$289,063
Gross profit	$188,767	$178,314
The 10 basis point decrease in gross margin, or gross profit as a percentage of net sales, in the first quarter of 2012 compared to the first quarter of 2011 was comprised of 70 basis points of deterioration in merchandise margin and 60 basis points of buying and occupancy leverage. The decrease in merchandise margin was primarily driven by higher product costs.
Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars for the stated periods:

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
	(in thousands)
Selling, general, and administrative expenses	$114,195	$109,493

The $4.7 million increase in selling, general, and administrative expenses in the first quarter of 2012 compared to the first quarter of 2011 was driven by a $2.7 million increase in payroll, including stock compensation expense, primarily related to additional headcount at our home office to support international expansion, e-commerce, and information technology initiatives that support these growth pillars. Also contributing to the increase was a $1.5 million increase in marketing expense driven by our continued investments in brand building initiatives.
Interest Expense
The following table shows interest expense in dollars for the stated periods:

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
	(in thousands)
Interest expense	$4,783	$11,005

The $6.2 million decrease in interest expense in the first quarter of 2012 compared to the first quarter of 2011 resulted primarily from a $3.5 million loss on extinguishment related to the repurchase of $25.0 million of Senior Notes in the first quarter of 2011. The remaining reduction relates to lower debt balances in 2012 compared to 2011 due to the additional repurchases of $24.2 million of Senior Notes in the second quarter of 2011 and the $119.7 million prepayment of the term loan in the fourth quarter of 2011.
Income Tax Expense

The following table shows income tax expense in dollars for the stated periods:

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
	(in thousands)
Income tax expense	$27,910	$23,408

The effective tax rate for the first quarter of 2012 was 39.9% compared to 40.1% for the first quarter of 2011.
On a full year basis, we anticipate our effective tax rate will be between 39.9% and 40.1%.  The rate is sensitive to the domestic/international profit mix since the Company has recorded a valuation allowance against deferred tax assets arising from the net operating loss of foreign subsidiaries.

Adjusted Net Income

The following table presents Adjusted Net Income and Adjusted Earnings Per Diluted Share for the stated periods:

	Thirteen Weeks Ended
	April 28, 2012		April 30, 2011
	(in thousands)
Adjusted Net Income	$42,073	*	$37,469
Adjusted Earnings Per Diluted Share	$0.47	*	$0.42

* No adjustments were made to net income or earnings per diluted shares for the thirteen weeks ended April 28, 2012.

We supplement the reporting of our financial information determined under GAAP with certain non-GAAP financial measures: adjusted net income and adjusted earnings per diluted share. We believe that these non-GAAP measures provide meaningful information to assist stockholders in understanding our financial results and assessing our prospects for future performance. Management believes adjusted net income and adjusted earnings per diluted share are important indicators of our operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results, and provide a better baseline for analyzing trends in our underlying business. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported net income and reported earnings per diluted share. These non-GAAP financial measures reflect an additional way of viewing our operations that, when viewed with our GAAP results and the below reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of our business. We strongly encourage investors and stockholders to review our financial statements and publicly-filed reports in their entirety and not rely on any single financial measure.

The table below reconciles the non-GAAP financial measures, adjusted net income and adjusted earnings per diluted share, with the most directly comparable GAAP financial measures, net income and earnings per diluted share. No adjustments were made to net income or earnings per diluted share for the thirteen weeks ended April 28, 2012, and therefore no tabular reconciliation has been included for the respective period.

	Thirteen Weeks Ended April 30, 2011
(in thousands, except per share amounts)	Net Income		Earnings per Diluted Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$35,013		$0.39	88,751
Transaction Costs (a)*	348	*	0.01
Interest Expense (b) *	2,108	*	0.02
Adjusted Non-GAAP Measure	$37,469		$0.42

(a)	Includes transaction costs related to the secondary offering completed in April 2011.

(b)	Includes premium paid and accelerated amortization of debt issuance costs and debt discount related to the repurchase of $25.0 million of Senior Notes.

* Items were tax affected at our statutory rate of approximately 39% for the thirteen weeks ended April 30, 2011.

Liquidity and Capital Resources
General

Our business relies on cash flows from operations as our primary source of liquidity. We do, however, have access to additional liquidity, if needed, through borrowings under our Revolving Credit Facility. Our primary cash needs are for merchandise inventories, payroll, store rent, capital expenditures primarily associated with opening new stores and updating existing stores and information technology. The most significant components of our working capital are merchandise inventories, accounts payable, and other current liabilities. Our liquidity position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within a few days of the related sale, and have up to

75 days to pay certain merchandise vendors and 45 days to pay the majority of our non-merchandise vendors.

Our cash position is seasonal as a result of building up inventory for the next selling season and, as a result, our cash and cash equivalents during the spring are usually lower when compared to the rest of the year. Our cash balances generally increase during the summer selling season and then increase further during the fall and holiday seasons. We believe that cash generated from operations and the availability of borrowings under our Revolving Credit Facility or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures, and scheduled debt payments for at least the next 12 months.
Cash Flow Analysis
A summary of operating, investing and financing activities are shown in the following table:

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
	(in thousands)
Provided by operating activities	$45,622	$30,666
Used in investing activities	(17,117)	(12,324)
Used in financing activities	(466)	(25,312)
Increase (decrease) in cash and cash equivalents	28,077	(6,970)
Cash and cash equivalents at end of period	$180,439	$180,792
Net Cash Provided by Operating Activities
The majority of our operating cash inflows are derived from sales. Our operating cash outflows generally consist of payments to merchandise vendors (net of vendor allowance), employees for wages, salaries, and other employee benefits, and landlords for rent. Operating cash outflows also include payments for income taxes and interest on long-term debt. Net cash provided by operating activities was $45.6 million for the thirteen weeks ended April 28, 2012 compared to $30.7 million for the thirteen weeks ended April 30, 2011, an increase of $14.9 million. Relative to the thirteen weeks ended April 28, 2012, the increase in cash provided by operations primarily related to the following:

•
Items included in net income provided $62.5 million of cash during the thirteen weeks ended April 28, 2012 compared to $55.9 million during the thirteen weeks ended April 30, 2011. The increase in the current year was primarily driven by improved operating results of our business and lower interest expense. As discussed in the “Results of Operations” section above, this was primarily the result of higher average dollar sales, continued e-commerce sales growth, and additional debt reduction. These items were partially offset by higher taxes in the first quarter of 2012 as a result of improved operating results.

•
In addition to the increase in cash provided by items included in net income discussed above, there was $16.9 million of cash used for working capital increases during the thirteen weeks ended April 28, 2012 compared to $25.2 million of cash used for the thirteen weeks ended April 30, 2011. Working capital is subject to cyclical operating needs, the timing of receivable collections and payable and expense payments, and the seasonal fluctuations in our operations. The working capital increase for the thirteen weeks ended April 28, 2012 was primarily attributable to an increase in inventories, which reflects timing of certain receipts, increased costs, and funding for continued e-commerce growth, new stores, and new category growth.

 Net Cash Used in Investing Activities
Investing activities consist primarily of capital expenditures for new and remodeled store construction and fixtures, information technology, and home office renovations.

Net cash used in investing activities increased $4.8 million to $17.1 million for the thirteen weeks ended April 28, 2012 compared to $12.3 million for the thirteen weeks ended April 30, 2011. This increase was primarily driven by capital expenditures, gross of landlord allowances, attributable to new store openings and remodels, including store fixtures, totaling $12.7 million during the thirteen weeks ended April 28, 2012 compared to $11.0 million during the thirteen weeks ended April 30, 2011. The remaining increase related primarily to information technology.

For the remainder of 2012, we plan to open approximately 26 new stores, including 19 in the United States and 7 in Canada. We expect capital expenditures for the remainder of 2012 to be approximately $85.0 to $90.0 million, primarily driven by these new store openings. These capital expenditures do not include the impact of landlord allowances, which are expected to be approximately $13.0 to $17.0 million for the remainder of 2012, or approximately $15.0 million to $19.0 million for the full year 2012.
Net Cash Used in Financing Activities
Net cash used in financing activities totaled $0.5 million during the thirteen weeks ended April 28, 2012 as compared to $25.3 million for the thirteen weeks ended April 30, 2011, a decrease of $24.8 million. The use of cash in the first quarter of 2011 consisted of the repurchase of $25.0 million of the Senior Notes.
Credit Facilities

The following provides an overview of the current status of our long term debt arrangements.  Refer to Note 8 of our unaudited Consolidated Financial Statements for additional information related to our long-term debt arrangements.

Revolving Credit Facility
On July 29, 2011, Express Holding and its domestic subsidiaries entered into an amended and restated $200.0 million secured asset-based loan credit agreement. The Revolving Credit Facility amended, restated, and extended the existing $200.0 million asset-based revolving credit facility, which was scheduled to expire on July 6, 2012. The amended Revolving Credit Facility is scheduled to expire on July 29, 2016 and allows for up to $30.0 million of swing line advances and up to $45.0 million to be available in the form of letters of credit.
As of April 28, 2012, there were no borrowings outstanding, and we had $183.6 million of excess availability under the Revolving Credit Facility. We were not subject to the fixed charge coverage ratio covenant in the Revolving Credit Facility at April 28, 2012 because excess availability plus eligible cash collateral exceeded 10% of the borrowing base.
Senior Notes
On March 5, 2010, Express, LLC and Express Finance, as co-issuers, issued $250.0 million of 8 3/4% Senior Notes due 2018 at an offering price of 98.6% of the face value. An affiliate of Golden Gate purchased $50.0 million of Senior Notes in the offering. Interest on the Senior Notes is payable on March 1 and September 1 of each year. Unamortized debt issuance costs outstanding related to the Senior Notes as of April 28, 2012 were $6.8 million.

In the first quarter of 2011, $25.0 million of Senior Notes were repurchased on the open market at a price of 108.75% of the principal amount. In the second quarter of 2011, $24.2 million of Senior Notes were repurchased on the open market at an average price of 109.21% of the principal amount. Following these repurchases, the Golden Gate affiliate held $10.0 million in face value of Senior Notes as of April 28, 2012.
Contractual Obligations

The Company's contractual obligations and other commercial commitments did not change materially between January 28, 2012 and April 28, 2012.  For additional information regarding our contractual obligations as of January 28, 2012, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report for the fiscal year ended January 28, 2012.
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
Critical Accounting Policies
Management has determined that our most critical accounting policies are those related to revenue recognition, merchandise inventory valuation, long-lived assets valuation, claims and contingencies, income taxes, and share-based payments. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to the policies discussed in our Annual Report for the year-ended January 28, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
Our Revolving Credit Facility bears interest at variable rates. We did not borrow any amounts under the Revolving Credit Facility during the thirteen weeks ended April 28, 2012. Borrowings under our Senior Notes bear interest at a fixed rate. For fixed rate debt, interest rate changes affect the fair value of such debt, but do not impact earnings or cash flow. Changes in interest rates are not expected to have a material impact on our future earnings or cash flows given our limited exposure to such changes.

Foreign Currency Exchange Risk
All of our purchases are denominated in U.S. dollars, therefore we are not exposed to foreign currency exchange risk on these purchases. However, we currently operate 6 stores in Canada where the functional currency of our Canadian operations is the Canadian dollar. Our Canadian operations have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation, but the transactions resulting in such accounts do expose us to foreign currency exchange risk. As of April 28, 2012 we did not utilize hedging instruments to mitigate foreign currency exchange risks. A hypothetical 10% change in the Canadian foreign exchange rate would not materially affect our results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Exchange Act of 1934 ("Exchange Act") that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 28, 2012.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
Information relating to legal proceedings is set forth in Note 10 to our unaudited Consolidated Financial Statements included in Part I of this Quarterly Report and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.
Our risk factors as of April 28, 2012 have not changed materially from those disclosed in our Annual Report filed with the SEC on March 23, 2012. The risk factors disclosed in our Annual Report, in addition to the other information set forth in this Quarterly Report, could materially affect our business, financial condition or results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding the purchase of shares of our common stock made by or on behalf of us or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange Act of 1934, during each month of the quarterly period ended April 28, 2012:

Month	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs (2)
January 29, 2012 - February 25, 2012	58,144	(1)	$22.89	(1)	—	—
February 26, 2012 - March 31, 2012	688	(1)	$25.53	(1)	—	—
April 1, 2012 - April 28, 2012	—		$—		—	—
Total	58,832				—	—

(1) Represent shares repurchased to cover tax withholdings related to certain restricted stock unit vestings.
(2) As of April 28, 2012, we did not have authorization to repurchase any stock in the open market. On May 24, 2012, the Board authorized the repurchase of up to $100 million of the Company's common stock, which may be made from time to time in open market or privately negotiated transactions. The share repurchase program may be suspended, modified, or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibits. The following exhibits are filed or furnished with this Quarterly Report:

Exhibit Number	Exhibit Description
10.1
Amended and Restated Express, Inc. 2010 Incentive Compensation Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed by the Company with the SEC on April 30, 2012). +

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
+ Indicates a management contract or compensatory plan or arrangement.

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

Date:	May 31, 2012	EXPRESS, INC.

		By:	/s/ D. Paul Dascoli
D. Paul Dascoli
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)