Form 10-Q
period 2012-07-28
EXPRESS, INC.
filed 2012-08-30
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 28, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock was 86,757,894 as of August 24, 2012.

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

EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	July 28, 2012	January 28, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$130,174	$152,362
Receivables, net	12,308	9,027
Inventories	210,353	208,954
Prepaid minimum rent	23,543	23,461
Other	24,978	18,232
Total current assets	401,356	412,036

PROPERTY AND EQUIPMENT	569,534	521,860
Less: accumulated depreciation	(317,829)	(294,554)
Property and equipment, net	251,705	227,306

TRADENAME/DOMAIN NAME	197,694	197,509
DEFERRED TAX ASSETS	12,650	12,462
OTHER ASSETS	11,970	12,886
Total assets	$875,375	$862,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$161,808	$133,679
Deferred revenue	19,188	27,684
Accrued bonus	4,118	14,689
Accrued expenses	86,317	109,161
Accounts payable and accrued expenses – related parties	—	5,997
Total current liabilities	271,431	291,210

LONG-TERM DEBT	198,685	198,539
OTHER LONG-TERM LIABILITIES	107,960	91,303
Total liabilities	578,076	581,052

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 89,570 shares and 88,946 shares issued at July 28, 2012 and January 28, 2012, respectively, and 86,757 shares and 88,887 shares outstanding at July 28, 2012 and January 28, 2012, respectively	896	890
Additional paid-in capital	97,451	87,713
Accumulated other comprehensive loss	(4)	(7)
Retained earnings	250,556	192,654
Treasury stock – at average cost; 2,813 shares and 59 shares at July 28, 2012 and January 28, 2012, respectively	(51,600)	(103)
Total stockholders’ equity	297,299	281,147
Total liabilities and stockholders’ equity	$875,375	$862,199
See notes to unaudited consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
NET SALES	$454,879	$446,041	$950,831	$913,418
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	308,358	296,209	615,543	585,272
Gross profit	146,521	149,832	335,288	328,146
OPERATING EXPENSES:
Selling, general, and administrative expenses	115,307	117,682	229,502	227,175
Other operating expense (income), net	18	402	33	(200)
Total operating expenses	115,325	118,084	229,535	226,975

OPERATING INCOME	31,196	31,748	105,753	101,171

INTEREST EXPENSE	4,773	10,510	9,556	21,515
INTEREST INCOME	—	(2)	(1)	(5)
OTHER EXPENSE, NET	220	—	12	—
INCOME BEFORE INCOME TAXES	26,203	21,240	96,186	79,661
INCOME TAX EXPENSE	10,374	8,620	38,284	32,028
NET INCOME	$15,829	$12,620	$57,902	$47,633

OTHER COMPREHENSIVE INCOME:
Foreign currency translation	81	(2)	3	(2)
COMPREHENSIVE INCOME	$15,910	$12,618	$57,905	$47,631

EARNINGS PER SHARE:
Basic	$0.18	$0.14	$0.66	$0.54
Diluted	$0.18	$0.14	$0.65	$0.54

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	87,640	88,583	88,243	88,538
Diluted	87,979	88,860	88,645	88,805
See notes to unaudited consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,902	$47,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,937	34,557
Loss on disposal of property and equipment	35	56
Excess tax benefit from share-based compensation	(277)	—
Share-based compensation	8,856	4,753
Non-cash loss on extinguishment of debt	—	2,744
Deferred taxes	(188)	—
Changes in operating assets and liabilities:
Receivables, net	(3,285)	1,192
Inventories	(1,403)	(22,221)
Accounts payable, deferred revenue, and accrued expenses	(26,300)	(22,313)
Other assets and liabilities	5,005	(5,149)
Net cash provided by operating activities	74,282	41,252

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(45,661)	(33,553)
Purchase of intangible assets	(185)	(60)
Net cash used in investing activities	(45,846)	(33,613)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt arrangements	—	(49,775)
Costs incurred in connection with debt arrangements and Senior Notes	—	(1,161)
Payments on capital lease obligation	(27)	—
Excess tax benefit from share-based compensation	277	—
Proceeds from share-based compensation	623	191
Repurchase of common stock	(51,497)	(102)
Net cash used in financing activities	(50,624)	(50,847)

EFFECT OF EXCHANGE RATE ON CASH	—	(2)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,188)	(43,210)
CASH AND CASH EQUIVALENTS, Beginning of period	152,362	187,762
CASH AND CASH EQUIVALENTS, End of period	$130,174	$144,552
See notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
(unaudited)

1. Description of Business and Basis of Presentation
Business Description

Express, Inc. ("Express" or the "Company") is a specialty apparel and accessories retailer of women's and men's merchandise, targeting the 20 to 30 year old customer. Express merchandise is sold through its retail stores and website. As of July 28, 2012, Express operated 611 primarily mall-based stores in the United States, Canada, and Puerto Rico. Additionally, the Company earns royalties from 7 stores in the Middle East operated through a development agreement ("Development Agreement") with Alshaya Trading Co. ("Alshaya"). Under the Development Agreement, Alshaya operates stores that sell Express-branded apparel and accessories purchased directly from the Company.

Fiscal Year

The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. All references herein to "2012" and "2011" represent the 53-week period ended February 2, 2013 and the 52-week period ended January 28, 2012, respectively. All references herein to “the second quarter of 2012” and “the second quarter of 2011” represent the thirteen weeks ended July 28, 2012 and July 30, 2011, respectively.

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

2. Segment Reporting

The Company defines an operating segment on the same basis that it uses to evaluate performance internally. The Company has determined that, together, its Chief Executive Officer and its Chief Operating Officer are the Chief Operating Decision Maker, and that there is one operating segment. Therefore, the Company reports results as a single segment, which includes the operation of its brick-and-mortar retail stores and e-commerce operations.

The following presents information regarding the Company's major product classes and sales channels:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Classes:	(in thousands)		(in thousands)
Apparel	$412,352	$403,272	$859,917	$826,448
Accessories and other	38,019	37,331	81,776	77,154
Other revenue	4,508	5,438	9,138	9,816
Total net sales	$454,879	$446,041	$950,831	$913,418

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Channels:	(in thousands)		(in thousands)
Stores	$403,179	$402,503	$846,625	$827,970
E-commerce	47,192	38,100	95,068	75,632
Other revenue	4,508	5,438	9,138	9,816
Total net sales	$454,879	$446,041	$950,831	$913,418
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

3. Earnings Per Share
The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(in thousands)		(in thousands)
Weighted-average shares - basic	87,640	88,583	88,243	88,538
Dilutive effect of stock options, restricted stock units, and restricted stock	339	277	402	267
Weighted-average shares - diluted	87,979	88,860	88,645	88,805

Equity awards representing 2.6 million and 2.3 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen and twenty-six weeks ended July 28, 2012, respectively, as the effects of the awards would have been anti-dilutive. Equity awards representing 2.4 million and 2.3 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen and twenty-six weeks ended July 30, 2011, respectively, as the effects of the awards would have been anti-dilutive.

Additionally, for the thirteen and twenty-six weeks ended July 28, 2012, there were 0.3 million shares of restricted stock excluded from the computation of diluted weighted average shares because the number of shares ultimately issued is contingent on the Company's performance compared to pre-established annual performance goals.
4. Share Repurchase Program

On May 24, 2012, the Company's Board of Director's ("Board") authorized the repurchase of up to $100 million of the Company's common stock ("Repurchase Program"), which may be made from time to time in open market or privately negotiated transactions. The Repurchase Program will be funded using the Company's available cash and is expected to be executed in the 18 month period following the authorization. The Repurchase Program may be suspended, modified, or discontinued at any time, and the Company has no obligation to make repurchases of its common stock under the Repurchase Program. Through July 28, 2012, 2.7 million shares had been repurchased under the Repurchase Program at an average purchase price of $18.60 per share, totaling $50.1 million, which includes commissions.

5. Fair Value of Financial Assets

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
The following table presents the Company's assets measured at fair value on a recurring basis as of July 28, 2012 and January 28, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

	July 28, 2012
	Level 1	Level 2	Level 3
	(in thousands)
U.S. treasury securities funds	$106,664	$—	$—

	January 28, 2012
	Level 1	Level 2	Level 3
	(in thousands)
U.S. treasury securities funds	$131,543	$—	$—
The carrying amounts reflected on the unaudited Consolidated Balance Sheets for cash, cash equivalents, receivables, prepaid expenses, and payables as of July 28, 2012 and January 28, 2012 approximated their fair values.
6. Intangible Assets
The following table provides the significant components of intangible assets:

	July 28, 2012		January 28, 2012
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(in thousands)		(in thousands)
Tradename	$196,144	$—	$196,144	$—
Internet domain name/other	1,550	—	1,365	—
Net favorable lease obligations	19,750	17,043	19,750	16,275
	$217,444	$17,043	$217,259	$16,275

The Company's tradename and internet domain name/other have indefinite lives. Net favorable lease obligations are amortized over a period between 5 and 7 years, which also represents the remaining life of each respective lease at the evaluation date, and are included in other assets on the unaudited Consolidated Balance Sheets. Amortization expense totaled $0.4 million and $0.8 million during the thirteen and twenty-six weeks ended July 28, 2012, respectively; and $0.7 million and $1.4 million during the thirteen and twenty-six weeks ended July 30, 2011, respectively.

7. Related Party Transactions
The transactions described below are transactions between the Company and entities affiliated with Golden Gate Private Equity, Inc. (“Golden Gate”) and Limited Brands. Prior to July 2007, the Company operated as a division of Limited Brands. In July 2007, a Golden Gate affiliate acquired approximately 75% of the outstanding equity interests in the Company from Limited Brands, and the Company began its transition to a stand-alone Company. In May 2010, the Company launched an initial public offering ("IPO") whereby Golden Gate and Limited Brands sold a portion of their shares. Since the IPO, Golden Gate and Limited Brands gradually reduced their ownership interest in the Company. On July 29, 2011, Limited Brands sold its remaining ownership interest in the Company, and as a result of this disposition, ceased to be a related party as of the end of the second quarter of 2011. On March 19, 2012, Golden Gate sold its remaining ownership interest in the Company, and as of May 31, 2012, Golden Gate no longer had representation on the Board. As a result of the disposition and Board seat removal, Golden Gate ceased to be a related party as of June 1, 2012.
Transactions with Limited Brands

The Company is party to a logistics services agreement with an affiliate of Limited Brands. The Limited Brands affiliate provides certain inbound and outbound transportation and delivery services, distribution services, and customs and brokerage services. In addition, merchandise sourcing services are provided by Mast Global Fashions, an affiliate of Limited Brands and the Company also leases its home office and distribution center from an affiliate of Limited Brands.

The 2011 related party activity with Limited Brands and their affiliates described below includes only those expenses incurred through Limited Brands' disposition of the Company's common stock on July 29, 2011.

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

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	July 30, 2011	July 30, 2011
	(in thousands)	(in thousands)
Merchandise Sourcing	$109,649	$198,162
Transaction and Logistics Services	$12,772	$24,778

Transactions with Other Golden Gate Affiliates
The Company transacts with affiliates of Golden Gate for e-commerce warehouse and fulfillment services, software license purchases, and consulting and software maintenance services. The 2012 related party activity with affiliates of Golden Gate described below includes only those expenses incurred through Golden Gate's removal from the Board on May 31, 2012.
The Company incurred the following charges from various affiliates of Golden Gate, included primarily in cost of goods sold, buying and occupancy costs in the unaudited Consolidated Statements of Income and Comprehensive Income:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(in thousands)		(in thousands)
E-commerce warehouse and fulfillment	$2,005	$6,998	$8,755	$13,904
Software licenses and consulting and software maintenance	$51	$25	$91	$143
The Company provided real estate services to certain Golden Gate affiliates. Income recognized during the thirteen weeks ended July, 28, 2012 was minimal and during the twenty-six weeks ended July 28, 2012 was $0.2 million. Income recognized for these services during the thirteen and twenty-six weeks ended July 30, 2011 was $0.1 million and $0.3 million, respectively.

During the first and second quarters of 2011, the Company repurchased $25.0 million and $24.2 million of Senior Notes, respectively, in open market transactions. Of the $49.2 million of Senior Notes repurchased, $40.0 million were held by a Golden Gate affiliate. Interest expense incurred on the Senior Notes attributable to the Golden Gate affiliate was $0.1 million and $0.3 million, during the thirteen and twenty-six weeks ended July 28, 2012, respectively; and $0.4 million and $1.3 million during the thirteen and twenty-six weeks ended July 30, 2011, respectively.

8. Income Taxes

As a result of the Company's IPO and other related transactions in the second quarter of 2010, the Company recorded a liability due to a management holding company that totaled $0.8 million as of January 29, 2011. The Company settled this liability by making a final cash payment during the first quarter of 2011. Additionally, the Company settled a $4.8 million gross liability payable to a Golden Gate entity by making a final cash payment during the second quarter of 2011. In the first quarter of 2012, the Company recorded an additional pre-IPO tax liability of $0.3 million with an offsetting receivable from Golden Gate. The receivable from Golden Gate was settled in the second quarter of 2012.

The provision for income taxes is based on a current estimate of the annual effective tax rate adjusted to reflect the impact of discrete items.  The Company's quarterly effective tax rate does not reflect a benefit associated with losses related to certain foreign subsidiaries. The Company's effective tax rate was 39.6% and 40.6% for the thirteen weeks ended July 28, 2012 and July 30, 2011, respectively. The Company's effective tax rate was 39.8% and 40.2% for the twenty-six weeks ended July 28,

2012 and July 30, 2011, respectively.
The Company recorded a valuation allowance against the deferred tax assets arising from the net operating loss of foreign operations. As of January 28, 2012, the valuation allowance for net operating losses totaled $0.1 million. In addition, as of January 28, 2012, the valuation allowance for other noncurrent tax assets totaled $0.2 million.  No other valuation allowances have been provided for deferred tax assets because management believes that it is more-likely-than-not that the full amount of the net deferred tax assets will be realized in the future.
The Company does not expect material adjustments to the total amount of unrecognized tax benefits within the next 12 months, but the outcome of tax matters is uncertain and unforeseen results can occur.

9. Lease Financing Obligations

In certain lease arrangements, the Company is involved with the construction of the building. To the extent the Company is involved in the construction of structural improvements or takes construction risk prior to commencement of a lease, it is deemed the owner of the project for accounting purposes. The Company then records an asset in property and equipment and a related financing obligation for the amount of construction-in-progress and the replacement cost of the Company's portion of the pre-existing building. Once construction is complete, the Company considers the requirements for sale-leaseback treatment, including the transfer of all risks of ownership back to the landlord, and whether the Company has any continuing involvement in the leased property. If the arrangement does not qualify for sale-leaseback treatment, the building assets subject to these obligations remain on the Company's Consolidated Balance Sheets at their historical cost, and such assets are depreciated over their remaining useful lives. The costs of construction paid by the landlord and the replacement cost of the pre-existing building are recorded as lease financing obligations in other long-term liabilities on the unaudited Consolidated Balance Sheets, and a portion of the lease payments are applied as payments of principal and interest. The selection of the interest rate for lease financing obligations is evaluated at lease inception based on the Company's incremental borrowing rate. As of July 28, 2012, the Company had recorded $4.4 million in property and equipment, along with an offsetting amount recorded as a lease financing obligation. These assets and liabilities are classified as non-cash items for purposes of the unaudited Consolidated Statements of Cash Flow.

The Company will not report rent expense for the portion of the rent payment determined to be related to the properties which are owned for accounting purposes. Rather, this portion of the rental payments under the lease will be recognized as a reduction of the financing obligation and interest expense. Expense relating to the land is recognized on a straight-line basis once construction begins.

10. Debt
Borrowings outstanding consisted of the following:

	July 28, 2012	January 28, 2012
	(in thousands)
8 3/4% Senior Notes	$200,850	$200,850
Debt discount on Senior Notes	(2,165)	(2,311)
Total long-term debt	$198,685	$198,539

Revolving Credit Facility

On July 29, 2011, Express Holding, LLC, a wholly-owned subsidiary, ("Express Holding") and its subsidiaries entered into an Amended and Restated $200.0 million secured Asset-Based Loan Revolving Credit Facility ("Revolving Credit Facility"). As of July 28, 2012, there were no borrowings outstanding and approximately $195.0 million available under the the Revolving Credit Facility.

The Revolving Credit Facility requires Express Holding and its subsidiaries to maintain a fixed charge coverage ratio of at least 1.0:1.0 if excess availability plus eligible cash collateral is less than 10% of the borrowing base for 15 consecutive days. In addition, the Revolving Credit Facility contains customary covenants and restrictions on Express Holding and its subsidiaries' activities, including, but not limited to, limitations on the incurrence of additional indebtedness; liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, and prepayment of other debt; distributions, dividends, and the repurchase of capital stock; transactions with affiliates; and the ability to change the nature of its business or its fiscal year. All obligations under the Revolving Credit Facility are guaranteed by Express Holding and its domestic subsidiaries (that are not borrowers) and secured by a lien on substantially all of the assets of Express Holding and its domestic subsidiaries.
Senior Notes

On March 5, 2010, Express, LLC and Express Finance Corp. ("Express Finance"), wholly-owned subsidiaries of the Company, co-issued, in a private placement, $250.0 million of 8 3/4% Senior Notes due in 2018 at an offering price of 98.6% of the face value.

In the first quarter of 2011, $25.0 million of Senior Notes were repurchased on the open market at a price of 108.75% of the principal amount. In the second quarter of 2011, $24.2 million of Senior Notes were repurchased on the open market at an average price of 109.21% of the principal amount.

The indenture governing the Senior Notes contains customary covenants and restrictions on the activities of Express, LLC, Express Finance, and Express, LLC's restricted subsidiaries, including, but not limited to, the incurrence of additional indebtedness; payment of dividends or distributions in respect of capital stock or certain other restricted payments or investments; entering into agreements that restrict distributions from restricted subsidiaries; the sale or disposal of assets, including capital stock of restricted subsidiaries; transactions with affiliates; the incurrence of liens; and mergers, consolidations or the sale of substantially all of Express, LLC's assets. Certain of these covenants will be suspended if the Senior Notes are assigned an investment grade rating by both Standard & Poor and Moody's Investors Service and no default has occurred or is continuing. If either rating on the Senior Notes should subsequently decline to below investment grade, the suspended covenants will be reinstated.

Loss on Extinguishment

In connection with the Senior Notes repurchases in the first and second quarters of 2011, the Company recognized a $3.4 million and $6.9 million loss on extinguishment of debt for the thirteen and twenty-six weeks ended July 30, 2011, respectively. Of this loss on extinguishment of debt, the premium on the repurchases represented $2.2 million and $4.4 million for the thirteen and twenty-six weeks ended July 30, 2011, respectively. The remaining loss on extinguishment consisted of the write-off of unamortized debt issuance costs and unamortized discount totaling $1.2 million and $2.5 million, respectively, for the thirteen and twenty-six weeks ended July 30, 2011, respectively.
In connection with the amendment and restatement of the $200.0 million asset-based revolving credit facility in the second quarter of 2011, the Company recognized a $0.3 million loss on extinguishment of debt attributed to the write-off of unamortized debt issuance costs for the thirteen and twenty-six weeks ended July 30, 2011.

The losses on extinguishment of debt were recorded as interest expense in the unaudited Consolidated Statements of Income and Comprehensive Income. The write-offs of unamortized debt issuance costs and unamortized discounts represent a non-cash adjustment to reconcile net income to net cash provided by operating activities within the unaudited Consolidated Statements of Cash Flows.
Fair Value of Debt
The fair value of the Senior Notes was estimated using a number of factors, such as recent trade activity, size, timing, and yields of comparable bonds, and is, therefore, within Level 2 of the fair value hierarchy. As of July 28, 2012, the estimated fair value of the Senior Notes was $218.7 million.
Letters of Credit
The Company periodically enters into various trade letters of credit ("trade LCs") in favor of certain vendors to secure merchandise. These trade LCs are issued for a defined period of time, for specific shipments, and generally expire 3 weeks after the merchandise shipment date. As of July 28, 2012 and January 28, 2012, there were no outstanding trade LCs. Additionally, the Company enters into stand-by letters of credit ("stand-by LCs") on an as-need basis to secure merchandise and fund other general and administrative costs. As of July 28, 2012 and January 28, 2012, outstanding stand-by LCs totaled $2.1 million and $1.8 million, respectively.

11. Share-Based Compensation

The following summarizes our share-based compensation expense:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(in thousands)		(in thousands)
Stock options	$2,159	$1,705	$4,057	$3,129
Restricted stock units and restricted stock	2,838	841	4,786	1,480
Restricted shares (equity issued pre-IPO)	3	61	13	144
Total share-based compensation	$5,000	$2,607	$8,856	$4,753

The stock compensation related income tax benefit recognized by the Company during the thirteen weeks ended July 28, 2012 was minimal and was $1.5 million for the twenty-six weeks ended July 28, 2012; and $0.1 million during the thirteen and twenty-six weeks ended July 30, 2011, respectively.

Stock Options

During the twenty-six weeks ended July 28, 2012, the Company granted stock options under the Express, Inc., 2010 Incentive Compensation Plan (the "2010 Plan"). The fair value of the stock options is determined using the Black-Scholes-Merton option-pricing model as described further below. The majority of stock options granted under the 2010 plan vest 25% per year over 4 years and have a 10 year contractual life, however those granted to the Chief Executive Officer vest ratably over 3 years. The expense for stock options is recognized using the straight-line attribution method.
The Company's activity with respect to stock options during the twenty-six weeks ended July 28, 2012 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding, January 28, 2012	2,667	$17.93
Granted	527	$25.16
Exercised	(35)	$17.45
Forfeited or expired	(34)	$19.63
Outstanding, July 28, 2012	3,125	$19.13	8.5	$44
Expected to vest at July 28, 2012	2,162	$19.78	8.6	$33
Exercisable at July 28, 2012	929	$17.56	8.1	$11
The following provides additional information regarding the Company's stock options:

Twenty-Six Weeks Ended
July 28, 2012
(in thousands, except per share amounts)
Weighted average grant date fair value of options granted	$13.43
Total intrinsic value of options exercised	$267
Total fair value of options vested	$6,171
As of July 28, 2012, there was approximately $20.0 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of approximately 1.5 years.
The Company uses the Black-Scholes-Merton option-pricing model to value stock options granted to employees and directors. The Company's determination of the fair value of stock options is affected by the Company's stock price as well as a number of subjective and complex assumptions. These assumptions include the risk-free interest rate, the Company's expected stock price volatility over the term of the awards, expected term of the award, and dividend yield.
The fair value of stock options was estimated at the grant date using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011
Risk-free interest rate (1)	1.14%	2.37%
Price Volatility (2)	55.9%	53.5%
Expected term (years) (3)	6.16	6.25
Dividend yield (4)	—	—

(1)	Represents the yield on U.S. Treasury securities with a term consistent with the expected term of the stock options.

(2)
Because the Company's stock has a limited history of being publicly traded, this was based on the historical volatility of selected comparable companies over a period consistent with the expected term of the stock options. Comparable companies were selected primarily based on industry, stage of life cycle, and size. Beginning with the second anniversary of the IPO, the Company began using its own volatility as an additional input in the determination of expected volatility.

(3)	Calculated utilizing the “simplified” methodology prescribed by SAB No. 107 due to the lack of historical exercise data necessary to provide a reasonable basis upon which to estimate the term.

(4)	Based on the fact that the Company does not currently plan on paying regular dividends.
Restricted Stock Units and Restricted Stock
During the twenty-six weeks ended July 28, 2012, the Company granted restricted stock units (“RSUs”) and restricted stock under the 2010 Plan, including 0.4 million shares of performance-based restricted stock and 0.1 million shares of performance-based RSUs. The fair value of the RSUs and restricted stock is determined based on the Company's stock price on the grant date. The expense for RSUs and restricted stock is recognized using the straight-line attribution method except for awards with performance conditions, for which the graded vesting method is used. These awards have vesting conditions with requisite service periods of 3 years for the Chief Executive Officer, 4 years for other employees, and 1 year for members of the Board.

The Company's activity with respect to RSUs and restricted stock for the twenty-six weeks ended July 28, 2012 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value
	(in thousands, except per share amounts)
Unvested, January 28, 2012	900	$18.52
Granted	762	$25.14
Vested	(168)	$17.75
Forfeited	(9)	$21.77
Unvested, July 28, 2012	1,485	$21.97
The total fair value/intrinsic value of RSUs and restricted stock that vested during the twenty-six weeks ended July 28, 2012 was $3.0 million. The number of RSUs and restricted stock vested during the twenty-six weeks ended July 30, 2011 was minimal. As of July 28, 2012, there was approximately $23.9 million of total unrecognized compensation expense related to unvested RSUs and restricted stock, which is expected to be recognized over a weighted-average period of approximately 1.8 years.

12. Commitments and Contingencies

In a complaint filed on July 7, 2011 in the United States District Court for the Northern District of Illinois styled as Eric Wynn, et al., v. Express, LLC, Express was named as a defendant in a purported nationwide collective action alleging violations of the Fair Labor Standards Act and of applicable Illinois state wage and hour statutes related to alleged off-the-clock work. The lawsuit seeks unspecified monetary damages and attorneys' fees. In March 2012, the court granted conditional collective action certification. Express continues to vigorously defend against these claims. At this time, the Company is not able to predict the outcome of this lawsuit or the amount of any loss that may arise from it.
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

EXPRESS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Amounts in thousands)
(Unaudited)

	July 28, 2012
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$938	$126,914	$—	$2,322	$—	$130,174
Receivables, net	—	11,330	—	978	—	12,308
Inventories	—	208,557	—	1,796	—	210,353
Prepaid minimum rent	—	22,943	—	600	—	23,543
Intercompany loan receivable	—	14,245	—	—	(14,245)	—
Intercompany receivable	—	—	18,672	5,862	(24,534)	—
Other	843	24,084	—	51	—	24,978
Total current assets	1,781	408,073	18,672	11,609	(38,779)	401,356
Property and equipment, net	—	242,354	—	9,351	—	251,705
Tradename/domain name	—	197,694	—	—	—	197,694
Investment in subsidiary	294,676	(296)	—	288,891	(583,271)	—
Deferred tax assets	852	11,798	—	—		12,650
Other assets	—	11,966	—	4	—	11,970
Total assets	$297,309	$871,589	$18,672	$309,855	$(622,050)	$875,375
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$161,186	$—	$622	$—	$161,808
Deferred revenue	—	4,013	15,116	59	—	19,188
Accrued bonus	—	4,118	—	—	—	4,118
Accrued expenses	10	85,821	—	486	—	86,317
Intercompany payable	—	24,534	—	—	(24,534)	—
Intercompany loan payable	—	—	—	14,245	(14,245)	—
Total current liabilities	10	279,672	15,116	15,412	(38,779)	271,431
Long-term debt	—	198,685	—	—	—	198,685
Other long-term liabilities	—	104,341	—	3,619	—	107,960
Total liabilities	10	582,698	15,116	19,031	(38,779)	578,076
Commitments and Contingencies (Note 12)
Total stockholders’ equity	297,299	288,891	3,556	290,824	(583,271)	297,299
Total liabilities and stockholders’ equity	$297,309	$871,589	$18,672	$309,855	$(622,050)	$875,375

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
Commitments and Contingencies (Note 12)
Total stockholders’ equity	281,147	272,135	3,429	274,618	(550,182)	281,147
Total liabilities and stockholders’ equity	$280,347	$857,909	$26,570	$292,671	$(595,298)	$862,199

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended July 28, 2012
		Subsidiary	Guarantor	Other		Consolidated
	Express, Inc.	Issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$451,455	$—	$3,424	$—	$454,879
Cost of goods sold, buying and occupancy costs	—	304,434	—	3,924	—	308,358
Gross profit	—	147,021	—	(500)	—	146,521
Selling, general, and administrative expenses	230	113,683	(55)	1,449	—	115,307
Other operating expense (income), net	—	1,783	—	(1,765)	—	18
Operating income (loss)	(230)	31,555	55	(184)	—	31,196
Interest expense	—	4,773	—	(88)	88	4,773
Interest income	—	88	—	—	(88)	—
(Income) loss in subsidiary	(16,059)	261	—	(16,059)	31,857	—
Other expense (income), net	—	—	—	220	—	220
Income (loss) before income taxes	15,829	26,433	55	15,743	(31,857)	26,203
Income tax expense (benefit)	—	10,374	—	—	—	10,374
Net income (loss)	$15,829	$16,059	$55	$15,743	$(31,857)	$15,829
Foreign currency translation	81	81	—	162	(243)	81
Comprehensive income	$15,910	$16,140	$55	$15,905	$(32,100)	$15,910
EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended July 30, 2011
		Subsidiary	Guarantor	Other		Consolidated
	Express, Inc.	Issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$446,041	$—	$—	$—	$446,041
Cost of goods sold, buying and occupancy costs	—	296,113	—	96	—	296,209
Gross profit	—	149,928	—	(96)	—	149,832
Selling, general, and administrative expenses	257	117,433	(52)	44	—	117,682
Other operating expense (income), net	—	402	—	—	—	402
Operating income (loss)	(257)	32,093	52	(140)	—	31,748
Interest expense	—	10,510	—	—	—	10,510
Interest income	—	(2)	—	—	—	(2)
(Income) loss in subsidiary	(12,874)	90	—	(12,874)	25,658	—
Income (loss) before income taxes	12,617	21,495	52	12,734	(25,658)	21,240
Income tax expense (benefit)	(1)	8,621	—	—	—	8,620
Net income (loss)	$12,618	$12,874	$52	$12,734	$(25,658)	$12,620
Foreign currency translation	—	—	—	(2)		(2)
Comprehensive income	$12,618	$12,874	$52	$12,732	$(25,658)	$12,618

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Twenty-Six Weeks Ended July 28, 2012
		Subsidiary	Guarantor	Other		Consolidated
	Express, Inc.	Issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$944,296	$—	$6,535	$—	$950,831
Cost of goods sold, buying and occupancy costs	—	607,923	—	7,620	—	615,543
Gross profit	—	336,373	—	(1,085)	—	335,288
Selling, general, and administrative expenses	500	226,395	(127)	2,734	—	229,502
Other operating expense (income), net	—	3,309	—	(3,276)	—	33
Operating income (loss)	(500)	106,669	127	(543)	—	105,753
Interest expense	—	9,556	—	(2)	2	9,556
Interest income	—	1	—	—	(2)	(1)
(Income) loss in subsidiary	(58,402)	426	—	(58,402)	116,378	—
Other expense (income), net	—	—	—	12	—	12
Income (loss) before income taxes	57,902	96,686	127	57,849	(116,378)	96,186
Income tax expense (benefit)	—	38,284	—	—	—	38,284
Net income (loss)	$57,902	$58,402	$127	$57,849	$(116,378)	$57,902
Foreign currency translation	3	3	—	6	(9)	3
Comprehensive income	$57,905	$58,405	$127	$57,855	$(116,387)	$57,905
EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Twenty-Six Weeks Ended July 30, 2011
		Subsidiary	Guarantor	Other		Consolidated
	Express, Inc.	Issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$913,418	$—	$—	$—	$913,418
Cost of goods sold, buying and occupancy costs	—	585,176	—	96	—	585,272
Gross profit	—	328,242	—	(96)	—	328,146
Selling, general, and administrative expenses	955	226,298	(122)	44	—	227,175
Other operating expense (income), net	—	(200)	—	—	—	(200)
Operating income (loss)	(955)	102,144	122	(140)	—	101,171
Interest expense	—	21,515	—	—	—	21,515
Interest income	—	(5)	—	—	—	(5)
(Income) loss in subsidiary	(48,588)	20	—	(48,588)	97,156	—
Income (loss) before income taxes	47,633	80,614	122	48,448	(97,156)	79,661
Income tax expense (benefit)	2	32,026	—	—	—	32,028
Net income (loss)	$47,631	$48,588	$122	$48,448	$(97,156)	$47,633
Foreign currency translation	—	—	—	(2)	—	(2)
Comprehensive income	$47,631	$48,588	$122	$48,446	$(97,156)	$47,631

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Twenty-Six Weeks Ended July 28, 2012
		Subsidiary	Guarantor	Other		Consolidated
	Express, Inc.	Issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Operating Activities
Net cash provided by (used in) operating activities	$(1,260)	$75,007	$—	$535	$—	$74,282
Investing Activities
Capital expenditures	—	(44,337)	—	(1,324)	—	(45,661)
Purchase of intangible assets	—	(185)	—	—	—	(185)
Distributions received	51,497	—	—	51,497	(102,994)	—
Net cash provided by (used in) investing activities	51,497	(44,522)	—	50,173	(102,994)	(45,846)
Financing Activities
Payments on capital lease obligation	—	(27)	—	—	—	(27)
Excess tax benefit from share-based compensation	—	277	—	—	—	277
Proceeds from share-based compensation	623	—	—	—	—	623
Intercompany loan	—	(1,561)	—	1,561	—	—
Distributions paid	—	(51,497)	—	(51,497)	102,994	—
Repurchase of common stock	(51,497)	—	—	—	—	(51,497)
Net cash provided by (used in) financing activities	(50,874)	(52,808)	—	(49,936)	102,994	(50,624)

Effect of exchange rate on cash	—	—	—	—	—	—

Net increase (decrease) in cash and cash equivalents	(637)	(22,323)	—	772	—	(22,188)
Cash and cash equivalents, beginning of period	1,575	149,237	—	1,550	—	152,362
Cash and cash equivalents, end of period	$938	$126,914	$—	$2,322	$—	$130,174

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Twenty-Six Weeks Ended July 30, 2011
		Subsidiary	Guarantor	Other		Consolidated
	Express, Inc.	Issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Operating Activities
Net cash provided by (used in) operating activities	$(162)	$41,407	$—	$7	$—	$41,252
Investing Activities
Capital expenditures	—	(33,553)	—	—	—	(33,553)
Purchase of intangible assets	—	(60)	—	—	—	(60)
Net cash provided by (used in) investing activities	—	(33,613)	—	—	—	(33,613)
Financing Activities
Repayments of long-term debt arrangements	—	(49,775)	—	—	—	(49,775)
Costs incurred in connection with debt arrangements and Senior Notes	—	(1,161)	—	—	—	(1,161)
Proceeds from share-based compensation	191	—	—	—	—	191
Repurchase of common stock	(102)	—	—	—	—	(102)
Net cash provided by (used in) financing activities	89	(50,936)	—	—	—	(50,847)

Effect of exchange rate on cash	—	—	—	(2)	—	(2)

Net increase (decrease) in cash and cash equivalents	(73)	(43,142)	—	5	—	(43,210)
Cash and cash equivalents, beginning of period	1,647	186,115	—	—	—	187,762
Cash and cash equivalents, end of period	$1,574	$142,973	$—	$5	$—	$144,552

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of the Company as of the dates and for the periods presented below. The following discussion and analysis should be read in conjunction with our Annual Report for the year ended January 28, 2012 and our unaudited consolidated financial statements and the related notes included in Item 1 of this Quarterly Report. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors. See “Forward-Looking Statements.”

Overview
Express is a specialty apparel and accessories retailer offering both women's and men's merchandise. We have over 30 years of experience offering a distinct combination of style and quality at an attractive value to women and men between 20 and 30 years old. We offer our customers an assortment of fashionable apparel and accessories to address fashion needs across multiple aspects of their lifestyles, including work, casual, jeanswear, and going-out occasions. We entered 2012 following a strong year of growth in 2011. After a year of milestones in 2011, we continued in 2012 to focus on our growth pillars. This focus, along with on-going attention to our go-to-market strategy and tight management of expenses, enabled us to achieve earnings per diluted share of $0.18 in the second quarter of 2012, an increase of 29% over the $0.14 earned in the second quarter of 2011. Our growth strategies and a summary of our execution of these strategies is presented below.

Improve Productivity of Our Retail Stores
Net sales per average gross square foot was $355 for the trailing 12 months ended July 28, 2012, up from $352 for the trailing 12 months ended July 30, 2011. Net sales per average gross square foot is determined by dividing net sales (excluding e-commerce sales, shipping and handling revenue related to e-commerce, gift card breakage, and royalties) for the period by average gross square feet during the period. During the latter half of the quarter, we implemented increased promotional activity in order to sell through slightly elevated inventory levels across certain categories, primarily in our women's business. This, coupled with higher product costs, pressured margins during the second quarter.

Expand Our Store Base
In the second quarter of 2012, we opened 7 new stores in the United States and 1 in Canada and closed 3 stores, ending the quarter with 611 locations, of which 584, or 96%, are in our dual-gender format. For the remainder of 2012, we expect to open approximately 16 additional stores, of which 12 are planned in the United States and 4 in Canada, and close 2 stores in the United States. Additionally, we firmed up timing for 2 flagship locations, 1 in San Francisco and 1 in New York, and currently expect both flagships to open in 2013. We anticipate these openings will result in approximately $8 million in incremental pre-opening expenses in 2012. Our store closures are related to dual gender store conversions for the few locations where we still operate both women's and men's stand-alone stores, shopping center redevelopments, and, to a lesser extent, exiting under-performing stores as their respective leases expire.

Expand Our e-Commerce Platform
In the second quarter of 2012, our e-commerce sales increased 24% over the second quarter of 2011. The growth in e-commerce sales was driven by increased sales volume across our assortment. E-commerce sales represented 10% of our total net sales in the second quarter of 2012, and we continue to expect this channel to grow to 13-15% of total net sales in the longer term.

Expand Internationally
We continue to earn royalties from the Express stores in the Middle East that are operated by Alshaya through the Development Agreement. In addition, we have entered into two new franchise agreements, 1 in Mexico and 1 multi-country agreemeent covering certain South and Central American countries. We anticipate having 3 to 4 stores operating under these new agreements by year end.

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
 Our cost of goods sold increases in higher volume quarters because the direct cost of purchased merchandise is tied to sales. Buying and occupancy costs are largely fixed and do not necessarily increase as volume increases. Changes in the mix of our products, such as changes in the proportion of accessories, which are generally higher margin, may also impact our overall cost of goods sold. We review our inventory levels on an on-going basis in order to identify slow-moving merchandise and generally use markdowns to clear such merchandise. The timing and level of markdowns are driven primarily by seasonality and customer acceptance of our merchandise. We use third-party vendors and company-owned outlet stores to dispose of marked-out-of-stock merchandise. We use third parties to source all of our inventory, with the primary drivers of the inventory costs being raw materials, labor in the countries where our merchandise is sourced, and logistics costs associated with transporting our merchandise.
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
Results of Operations
The Second Quarter of 2012 Compared to the Second Quarter of 2011
The table below sets forth the various line items in the unaudited Consolidated Statements of Income and Comprehensive Income as a percentage of net sales for the second quarter of 2012 and the second quarter of 2011. Due to seasonal variations in the retail industry, the results of operations for any current period are not necessarily indicative of results expected for the full year or of future financial results. The seasonality of our operations may also lead to significant fluctuations in certain asset and liability accounts.

	Percentage of Net Sales
	Thirteen Weeks Ended
	July 28, 2012	July 30, 2011
Net sales	100%	100%
Cost of goods sold, buying and occupancy costs	68%	66%
Gross profit	32%	34%
Selling, general, and administrative expenses	25%	26%
Other operating expense (income), net	—%	—%
Operating income	7%	7%
Interest expense	1%	2%
Interest income	—%	—%
Other income, net	—%	—%
Income before income taxes	6%	5%
Income tax expense	2%	2%
Net income	3%	3%
Net Sales

	Thirteen Weeks Ended
	July 28, 2012	July 30, 2011
Net sales (in thousands)	$454,879	$446,041
Comparable sales percentage increase	1%	6%
Gross square footage at end of period (in thousands)	5,283	5,188
Number of:
Stores open at beginning of period	606	591
New stores	8	9
Closed stores	(3)	(1)
Stores open at end of period	611	599

Net sales increased by approximately $8.8 million, or 2%, from $446.0 million in the second quarter of 2011 to $454.9 million in the second quarter of 2012. Comparable sales, increased by $4.0 million, or 1%, in the second quarter of 2012 compared to the second quarter of 2011. The comparable sales growth was driven by growth in e-commerce sales. Non-comparable sales increased $5.7 million, primarily driven by new store openings.
Gross Profit
The following table shows cost of sales and gross profit in dollars for the stated periods:

	Thirteen Weeks Ended
	July 28, 2012	July 30, 2011
	(in thousands)
Cost of goods sold, buying and occupancy costs	$308,358	$296,209
Gross profit	$146,521	$149,832
The 140 basis point decrease in gross margin, or gross profit as a percentage of net sales, in the second quarter of 2012 compared to the second quarter of 2011 was comprised of 130 basis points of deterioration in merchandise margin and 10 basis points of buying and occupancy de-leverage. The decrease in merchandise margin was primarily driven by higher product costs and increased promotional activity in the latter part of the quarter.

Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars for the stated periods:

	Thirteen Weeks Ended
	July 28, 2012	July 30, 2011
	(in thousands)
Selling, general, and administrative expenses	$115,307	$117,682

The $2.4 million decrease in selling, general, and administrative expenses in the second quarter of 2012 compared to the second quarter of 2011 was driven by a $2.6 million decrease in marketing expense, primarily related to a shift in timing for a direct mail campaign, from July last year to August this year.
Interest Expense
The following table shows interest expense in dollars for the stated periods:

	Thirteen Weeks Ended
	July 28, 2012	July 30, 2011
	(in thousands)
Interest expense	$4,773	$10,510

The $5.7 million decrease in interest expense in the second quarter of 2012 compared to the second quarter of 2011 resulted primarily from a $3.7 million loss on extinguishment related to the repurchases of $24.2 million of Senior Notes and the amendment of the $200.0 million Revolving Credit Facility in the second quarter of 2011. The remaining reduction in expense relates to lower debt balances in 2012 compared to 2011 due to the $119.7 million prepayment of the term loan in the fourth quarter of 2011.
Income Tax Expense

The following table shows income tax expense in dollars for the stated periods:

	Thirteen Weeks Ended
	July 28, 2012	July 30, 2011
	(in thousands)
Income tax expense	$10,374	$8,620

The effective tax rate was 39.6% for the second quarter of 2012 compared to 40.6% for the second quarter of 2011.
Results of Operations
The Twenty-Six Weeks Ended July 28, 2012 Compared to the Twenty-Six Weeks Ended July 30, 2011
The table below sets forth the various line items in the unaudited Consolidated Statements of Income and Comprehensive Income as a percentage of net sales for the twenty-six weeks ended July 28, 2012 and the twenty-six weeks ended July 30, 2011. Due to seasonal variations in the retail industry, the results of operations for any current period are not necessarily indicative of results expected for the full year or of future financial results. The seasonality of our operations may also lead to significant fluctuations in certain asset and liability accounts.

	Percentage of Net Sales
	Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011
Net sales	100%	100%
Cost of goods sold, buying and occupancy costs	65%	64%
Gross profit	35%	36%
Selling, general, and administrative expenses	24%	25%
Other operating expense (income), net	—%	—%
Operating income	11%	11%
Interest expense	1%	2%
Interest income	—%	—%
Other income, net	—%	—%
Income before income taxes	10%	9%
Income tax expense	4%	4%
Net income	6%	5%
Net Sales

	Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011
Net sales (in thousands)	$950,831	$913,418
Comparable sales percentage increase	2%	7%
Gross square footage at end of period (in thousands)	5,283	5,188
Number of:
Stores open at beginning of period	609	591
New stores	12	13
Closed stores	(10)	(5)
Stores open at end of period	611	599

Net sales increased by $37.4 million, or 4%, from $913.4 million in the twenty-six weeks ended July 30, 2011 to $950.8 million in the twenty-six weeks ended July 28, 2012. Comparable sales, increased by $21.3 million, or 2%, in the twenty-six weeks ended July 28, 2012 compared to the twenty-six weeks ended July 30, 2011. The comparable sales growth was driven by a slight growth in average dollar sales during the period as well as continued growth in e-commerce sales. Non-comparable sales increased $16.8 million, primarily driven by new store openings.
Gross Profit
The following table shows cost of sales and gross profit in dollars for the stated periods:

	Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011
	(in thousands)
Cost of goods sold, buying and occupancy costs	$615,543	$585,272
Gross profit	$335,288	$328,146
The 60 basis point decrease in gross margin, or gross profit as a percentage of net sales, in the twenty-six weeks ended July 28, 2012 compared to the twenty-six weeks ended July 30, 2011 was comprised of 100 basis points of deterioration in merchandise margin and 40 basis points of buying and occupancy leverage. The decrease in merchandise margin was primarily driven by higher product costs and increased promotional activity in the latter part of the second quarter.

Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars for the stated periods:

	Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011
	(in thousands)
Selling, general, and administrative expenses	$229,502	$227,175

The $2.3 million increase in selling, general, and administrative expenses in the twenty-six weeks ended July 28, 2012 compared to the twenty-six weeks ended July 30, 2011 was driven by a $2.8 million increase in payroll, including stock compensation expense, primarily related to additional headcount at our home office to support international expansion and e-commerce, and associated information technology headcount that supports these 2 growth pillars. This increase was offset by a $1.1 million decrease in marketing expense compared to the twenty-six weeks ended July 30, 2011.
Interest Expense
The following table shows interest expense in dollars for the stated periods:

	Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011
	(in thousands)
Interest expense	$9,556	$21,515

The $12.0 million decrease in interest expense for the twenty-six weeks ended July 28, 2012 compared to the twenty-six weeks ended July 30, 2011 resulted primarily from a $7.2 million loss on extinguishment related to the repurchases of $49.2 million of Senior Notes in the first and second quarters of 2011 and the amendment of the $200 million Revolving Credit Facility in the second quarter of 2011. The remaining reduction in expense relates to lower debt balances in 2012 compared to 2011 due to the $119.7 million prepayment of the term loan in the fourth quarter of 2011.
Income Tax Expense

The following table shows income tax expense in dollars for the stated periods:

	Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011
	(in thousands)
Income tax expense	$38,284	$32,028

The effective tax rate was 39.8% for the twenty-six weeks ended July 28, 2012 compared to 40.2% for the twenty-six weeks ended July 30, 2011.
On a full year basis, we anticipate our effective tax rate will be between 39.9% and 40.1%.  The rate is sensitive to the domestic/international profit mix since we recorded a valuation allowance against deferred tax assets arising from the net operating loss of foreign subsidiaries.

Adjusted Net Income

The following table presents Adjusted Net Income and Adjusted Earnings Per Diluted Share for the stated periods:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 28, 2012		July 30, 2011	July 28, 2012		July 30, 2011
	(in thousands)			(in thousands)
Adjusted Net Income	$15,829	*	$14,858	$57,902	*	$52,327
Adjusted Earnings Per Diluted Share	$0.18	*	$0.17	$0.65	*	$0.59

* No adjustments were made to net income or earnings per diluted shares for the thirteen or twenty-six weeks ended July 28, 2012.

We supplement the reporting of our financial information determined under GAAP with certain non-GAAP financial measures: adjusted net income and adjusted earnings per diluted share. We believe that these non-GAAP measures provide meaningful information to assist the readers of our financial information in understanding our financial results and assessing our prospects for future performance. Management believes adjusted net income and adjusted earnings per diluted share are important indicators of our operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results, and provide a better baseline for analyzing trends in our underlying business. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported net income and reported earnings per diluted share. These non-GAAP financial measures reflect an additional way of viewing our operations that, when viewed with our GAAP results and the below reconciliations to the most directly comparable GAAP financial measures, provide a more complete understanding of our business. We strongly encourage investors and stockholders to review our financial statements and publicly-filed reports in their entirety and not rely on any single financial measure.

The table below reconciles the non-GAAP financial measures, adjusted net income and adjusted earnings per diluted share, with the most directly comparable GAAP financial measures, net income and earnings per diluted share. No adjustments were made to net income or earnings per diluted share for the thirteen or twenty-six weeks ended July 28, 2012, and therefore no tabular reconciliation has been included for the respective period.

	Thirteen Weeks Ended July 30, 2011
(in thousands, except per share amounts)	Net Income	Earnings per Diluted Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$12,620	$0.14	88,860
Interest Expense (a)*	2,238	0.03
Adjusted Non-GAAP Measure	$14,858	$0.17

(a)
Includes premium paid and accelerated amortization of debt issuance costs and debt discount related to the repurchases of $24.2 million of Senior Notes and the amendment of the Revolving Credit Facility.

* Items were tax affected at our statutory rate of approximately 39% for the thirteen weeks ended July 30, 2011.

	Twenty-Six Weeks Ended July 30, 2011
(in thousands, except per share amounts)	Net Income	Earnings per Diluted Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$47,633	$0.54	88,805
Transaction Costs (a)*	348	0.01
Interest Expense (b)*	4,346	0.04
Adjusted Non-GAAP Measure	$52,327	$0.59

(a)	Includes transaction costs related to the secondary offering completed in April 2011.

(b)
Includes premium paid and accelerated amortization of debt issuance costs and debt discount related to the repurchases of $49.2 million of Senior Notes and the amendment of the $200 Revolving Credit Facility.

* Items were tax affected at our statutory rate of approximately 39% for the twenty-six weeks ended July 30, 2011.

Liquidity and Capital Resources
General

Our business relies on cash flows from operations as our primary source of liquidity. We do, however, have access to additional liquidity, if needed, through borrowings under our Revolving Credit Facility. Our primary cash needs are for merchandise inventories, payroll, store rent, and capital expenditures (primarily associated with opening new stores, updating existing stores, and information technology projects). The most significant components of our working capital are merchandise inventories, accounts payable, and other current liabilities. Our liquidity position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within 3 to 5 days of the related sale, and have up to 75 days to pay certain merchandise vendors and 45 days to pay the majority of our non-merchandise vendors.

Our cash position is seasonal as a result of building up inventory for the next selling season and, as a result, our cash flows from operations during the spring are usually lower when compared to the rest of the year. Our cash balances generally increase during the summer selling season and then increase further during the fall and holiday seasons. We believe that cash generated from operations and the availability of borrowings under our Revolving Credit Facility or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures, and scheduled debt payments for at least the next 12 months.
Cash Flow Analysis
A summary of operating, investing and financing activities are shown in the following table:

	Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011
	(in thousands)
Provided by operating activities	$74,282	$41,252
Used in investing activities	(45,846)	(33,613)
Used in financing activities	(50,624)	(50,847)
Decrease in cash and cash equivalents	(22,188)	(43,210)
Cash and cash equivalents at end of period	$130,174	$144,552
Net Cash Provided by Operating Activities
The majority of our operating cash inflows are derived from sales. Our operating cash outflows generally consist of payments to merchandise vendors, employees for wages, salaries, and other employee benefits, and landlords for rent. Operating cash outflows also include payments for income taxes and interest on long-term debt. Net cash provided by operating activities was $74.3 million for the twenty-six weeks ended July 28, 2012 compared to $41.3 million for the twenty-six weeks ended July 30, 2011, an increase of $33.0 million. Relative to the twenty-six weeks ended July 28, 2012, the increase in cash provided by operations primarily related to the following:

•
Items included in net income provided $100.3 million of cash during the twenty-six weeks ended July 28, 2012 compared to $89.7 million during the twenty-six weeks ended July 30, 2011. The increase in the current year was primarily driven by improved operating results of our business and lower interest expense. As discussed in the “Results of Operations” section above, this was primarily the result of continued e-commerce sales growth and additional debt reduction. These items were partially offset by higher taxes as a result of improved operating results.

•
In addition to the increase in cash provided by items included in net income discussed above, there was $26.0 million of cash used for working capital increases during the twenty-six weeks ended July 28, 2012 compared to $48.5 million of cash used for the twenty-six weeks ended July 30, 2011. Working capital is subject to cyclical operating needs, the timing of receivable collections and payable and expense payments, and the seasonal fluctuations in our operations. The $22.5 million change primarily relates to lower cash outflows for inventory purchases during the twenty-six weeks ended July 28, 2012 compared to the same period last year.

 Net Cash Used in Investing Activities
Investing activities consist primarily of capital expenditures for new and remodeled store construction and fixtures, information technology, and home office renovations.

Net cash used in investing activities totaled $45.8 million for the twenty-six weeks ended July 28, 2012 compared to $33.6 million for the twenty-six weeks ended July 30, 2011, a $12.2 million increase. This increase was primarily driven by capital expenditures, gross of landlord allowances, attributable to new store openings and remodels, totaling $35.9 million during the twenty-six weeks ended July 28, 2012 compared to $31.3 million during the twenty-six weeks ended July 30, 2011. The remaining increase related primarily to investments in technology to support our growth pillars.

For the remainder of 2012, we plan to open approximately 16 new stores, including 12 in the United States and 4 in Canada. We expect capital expenditures for the remainder of 2012 to be approximately $55.0 to $60.0 million, primarily driven by these new store openings. These capital expenditures do not include the impact of landlord allowances, which are expected to be approximately $9.0 to $12.0 million for the remainder of 2012, or approximately $14.0 million to $17.0 million for the full year 2012.
Net Cash Used in Financing Activities
Net cash used in financing activities totaled $50.6 million during the twenty-six weeks ended July 28, 2012 as compared to $50.8 million for the twenty-six weeks ended July 30, 2011, a decrease of $0.2 million. Cash used for financing activities was primarily used for the repurchase of $50.1 million of our common stock during the second quarter of 2012 as part of our Repurchase Program. The cash used in financing activities for the twenty-six weeks ended July 30, 2011 was related primarily to the repurchase of Senior Notes.
Credit Facilities

The following provides an overview of the current status of our long term debt arrangements.  Refer to Note 10 of our unaudited Consolidated Financial Statements for additional information related to our long-term debt arrangements.

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
As of July 28, 2012, there were no borrowings outstanding, and we had $195.0 million of availability under the Revolving Credit Facility. We were not subject to the fixed charge coverage ratio covenant in the Revolving Credit Facility at July 28, 2012 because excess availability plus eligible cash collateral exceeded 10% of the borrowing base.
Senior Notes
On March 5, 2010, Express, LLC and Express Finance, as co-issuers, issued $250.0 million of 8 3/4% Senior Notes due 2018 at an offering price of 98.6% of the face value. Interest on the Senior Notes is payable on March 1 and September 1 of each year. Unamortized debt issuance costs outstanding related to the Senior Notes as of July 28, 2012 were $6.6 million.

In the first quarter of 2011, $25.0 million of Senior Notes were repurchased on the open market at a price of 108.75% of the principal amount. In the second quarter of 2011, $24.2 million of Senior Notes were repurchased on the open market at an average price of 109.21% of the principal amount.
Contractual Obligations

We entered into lease and property related commitments totaling approximately $432.4 million over their respective lease and other obligation terms during the twenty-six weeks ended July 28, 2012. There have been no other significant changes to our contractual obligations between January 28, 2012 and July 28, 2012. For additional information regarding our contractual obligations as of January 28, 2012, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report for the fiscal year ended January 28, 2012.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
Our Revolving Credit Facility bears interest at variable rates. We did not borrow any amounts under the Revolving Credit Facility during the twenty-six weeks ended July 28, 2012. Borrowings under our Senior Notes bear interest at a fixed rate. For fixed rate debt, interest rate changes affect the fair value of such debt, but do not impact earnings or cash flow. Changes in interest rates are not expected to have a material impact on our future earnings or cash flows given our limited exposure to such changes.

Foreign Currency Exchange Risk
All of our purchases are denominated in U.S. dollars, therefore we are not exposed to foreign currency exchange risk on these purchases. However, we currently operate 7 stores in Canada. The functional currency of our Canadian operations is the Canadian dollar. Our Canadian operations have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation, but the transactions resulting in such accounts do expose us to foreign currency exchange risk. As of July 28, 2012, we did not utilize hedging instruments to mitigate foreign currency exchange risks. A hypothetical 10% change in the Canadian foreign exchange rate would not materially affect our results of operations or cash flows.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 28, 2012.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
Information relating to legal proceedings is set forth in Note 12 to our unaudited Consolidated Financial Statements included in Part I of this Quarterly Report and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.
Our risk factors as of July 28, 2012 have not changed materially from those disclosed in our Annual Report filed with the SEC on March 23, 2012. The risk factors disclosed in our Annual Report, in addition to the other information set forth in this Quarterly Report, could materially affect our business, financial condition or results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding the purchase of shares of our common stock made by or on behalf of the Company or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange Act of 1934, during each month of the quarterly period ended July 28, 2012:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (2)
				(in thousands)
April 29, 2012 - May 26, 2012	2,761	$24.39	—	$100,000
May 27, 2012 - June 30, 2012	1,935,400	$18.63	1,935,400	$63,947
July 1, 2012 - July 28, 2012	756,637	$18.43	756,637	$50,000
Total	2,694,798		2,692,037
(1) Represents shares of restricted stock purchased in connection with employee tax withholding obligations under the 2010 Plan, which are not purchases made under the Company's publicly announced program.
(2) On May 24, 2012, the Board authorized the repurchase of up to $100 million of the Company's common stock, which may be made from time to time in open market or privately negotiated transactions. The Repurchase Program may be suspended, modified, or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program. The Company purchased approximately 2.7 million shares, on the open market, under the Repurchase Program during the thirteen weeks ended July 28, 2012.

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

Date:	August 30, 2012	EXPRESS, INC.

		By:	/s/ D. Paul Dascoli
D. Paul Dascoli
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)