Form 10-Q
period 2012-10-27
EXPRESS, INC.
filed 2012-12-05
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 27, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock was 85,491,704 as of November 30, 2012.

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

EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	October 27, 2012	January 28, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$102,438	$152,362
Receivables, net	9,416	9,027
Inventories	286,877	208,954
Prepaid minimum rent	24,233	23,461
Other	28,949	18,232
Total current assets	451,913	412,036

PROPERTY AND EQUIPMENT	614,145	521,860
Less: accumulated depreciation	(333,279)	(294,554)
Property and equipment, net	280,866	227,306

TRADENAME/DOMAIN NAME	197,719	197,509
DEFERRED TAX ASSETS	9,640	12,462
OTHER ASSETS	11,216	12,886
Total assets	$951,354	$862,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$207,472	$133,679
Deferred revenue	18,524	27,684
Accrued bonus	85	14,689
Accrued expenses	87,638	109,161
Accounts payable and accrued expenses – related parties	—	5,997
Total current liabilities	313,719	291,210

LONG-TERM DEBT	198,760	198,539
OTHER LONG-TERM LIABILITIES	135,780	91,303
Total liabilities	648,259	581,052

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 89,607 shares and 88,946 shares issued at October 27, 2012 and January 28, 2012, respectively, and 85,509 shares and 88,887 shares outstanding at October 27, 2012 and January 28, 2012, respectively	896	890
Additional paid-in capital	100,910	87,713
Accumulated other comprehensive loss	(53)	(7)
Retained earnings	267,979	192,654
Treasury stock – at average cost; 4,098 shares and 59 shares at October 27, 2012 and January 28, 2012, respectively	(66,637)	(103)
Total stockholders’ equity	303,095	281,147
Total liabilities and stockholders’ equity	$951,354	$862,199
See notes to unaudited consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
NET SALES	$468,527	$486,784	$1,419,358	$1,400,202
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	316,989	310,816	932,532	896,088
Gross profit	151,538	175,968	486,826	504,114
OPERATING EXPENSES:
Selling, general, and administrative expenses	117,722	115,061	347,224	342,236
Other operating (income) expense, net	(586)	34	(553)	(166)
Total operating expenses	117,136	115,095	346,671	342,070

OPERATING INCOME	34,402	60,873	140,155	162,044

INTEREST EXPENSE	4,782	6,328	14,338	27,843
INTEREST INCOME	—	(2)	(1)	(7)
OTHER INCOME, NET	(116)	(148)	(104)	(148)
INCOME BEFORE INCOME TAXES	29,736	54,695	125,922	134,356
INCOME TAX EXPENSE	12,314	22,025	50,598	54,053
NET INCOME	$17,422	$32,670	$75,324	$80,303

OTHER COMPREHENSIVE INCOME:
Foreign currency translation	(49)	2	(46)	—
COMPREHENSIVE INCOME	$17,373	$32,672	$75,278	$80,303

EARNINGS PER SHARE:
Basic	$0.20	$0.37	$0.86	$0.91
Diluted	$0.20	$0.37	$0.86	$0.90

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	85,980	88,643	87,489	88,573
Diluted	86,216	88,903	87,835	88,838
See notes to unaudited consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$75,324	$80,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,733	51,198
Loss on disposal of property and equipment	67	89
Excess tax benefit from share-based compensation	(409)	—
Share-based compensation	12,207	7,483
Non-cash loss on extinguishment of debt	—	2,744
Deferred taxes	3,713	(2,764)
Changes in operating assets and liabilities:
Receivables, net	(379)	2,043
Inventories	(77,900)	(93,325)
Accounts payable, deferred revenue, and accrued expenses	18,555	10,168
Other assets and liabilities	7,231	6,404
Net cash provided by operating activities	89,142	64,343

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(73,354)	(55,915)
Purchase of intangible assets	(210)	(60)
Net cash used in investing activities	(73,564)	(55,975)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt arrangements	—	(50,087)
Costs incurred in connection with debt arrangements and Senior Notes	—	(1,192)
Payments on capital lease obligation	(41)	—
Excess tax benefit from share-based compensation	409	—
Proceeds from share-based compensation	623	234
Repurchase of common stock	(66,534)	(103)
Net cash used in financing activities	(65,543)	(51,148)

EFFECT OF EXCHANGE RATE ON CASH	41	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(49,924)	(42,780)
CASH AND CASH EQUIVALENTS, Beginning of period	152,362	187,762
CASH AND CASH EQUIVALENTS, End of period	$102,438	$144,982
See notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
(Unaudited)

1. Description of Business and Basis of Presentation
Business Description

Express, Inc. ("Express" or the "Company") is a specialty apparel and accessories retailer of women's and men's merchandise, targeting the 20 to 30 year old customer. Express merchandise is sold through retail stores and the Company's website, www.express.com. As of October 27, 2012, Express operated 618 primarily mall-based stores in the United States, Canada, and Puerto Rico. Additionally, the Company earned royalties from 10 stores in the Middle East operated through a development agreement ("Development Agreement") with Alshaya Trading Co. ("Alshaya"). Under the Development Agreement, Alshaya operates stores that sell Express-branded apparel and accessories purchased directly from the Company.

Fiscal Year

The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. All references herein to "2012" and "2011" represent the 53-week period ended February 2, 2013 and the 52-week period ended January 28, 2012, respectively. All references herein to “the third quarter of 2012” and “the third quarter of 2011” represent the thirteen weeks ended October 27, 2012 and October 29, 2011, respectively.

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

The following presents information regarding the Company's major product classes and sales channels:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Classes:	(in thousands)		(in thousands)
Apparel	$421,681	$440,792	$1,281,598	$1,267,240
Accessories and other	41,424	41,542	123,200	118,696
Other revenue	5,422	4,450	14,560	14,266
Total net sales	$468,527	$486,784	$1,419,358	$1,400,202

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Channels:	(in thousands)		(in thousands)
Stores	$408,043	$436,683	$1,254,668	$1,264,653
E-commerce	55,062	45,651	150,130	121,283
Other revenue	5,422	4,450	14,560	14,266
Total net sales	$468,527	$486,784	$1,419,358	$1,400,202
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

3. Earnings Per Share
The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	(in thousands)		(in thousands)
Weighted-average shares - basic	85,980	88,643	87,489	88,573
Dilutive effect of stock options, restricted stock units, and restricted stock	236	260	346	265
Weighted-average shares - diluted	86,216	88,903	87,835	88,838

Equity awards representing 3.8 million and 2.4 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen and thirty-nine weeks ended October 27, 2012, respectively, as the effects of the awards would have been anti-dilutive. Equity awards representing 2.0 million and 2.3 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen and thirty-nine weeks ended October 29, 2011, respectively, as the effects of the awards would have been anti-dilutive.

Additionally, for the thirteen and thirty-nine weeks ended October 27, 2012, there were 0.3 million shares of restricted stock excluded from the computation of diluted weighted average shares because the number of shares that will ultimately be issued is contingent on the Company's performance compared to pre-established annual performance goals.
4. Share Repurchase Program

On May 24, 2012, the Company's Board of Director's ("Board") authorized the repurchase of up to $100 million of the Company's common stock ("Repurchase Program"), which may be made from time to time in open market or privately negotiated transactions. The Repurchase Program will be funded using the Company's available cash and is expected to be executed in the 18 month period following the authorization. The Repurchase Program may be suspended, modified, or discontinued at any time, and the Company has no obligation to make repurchases of its common stock under the Repurchase Program. During the thirteen weeks ended October 27, 2012, the Company repurchased 1.3 million shares of its common stock under the Repurchase Program at an average price of $11.70 per share, totaling $15.0 million, including commissions; and through October 27, 2012, the Company repurchased 4.0 million shares of its common stock at an average price of $16.38 per share, totaling $65.1 million, including commissions.

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
The following table presents the Company's assets measured at fair value on a recurring basis as of October 27, 2012 and January 28, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

	October 27, 2012
	Level 1	Level 2	Level 3
	(in thousands)
U.S. treasury securities funds	$77,456	$—	$—

	January 28, 2012
	Level 1	Level 2	Level 3
	(in thousands)
U.S. treasury securities funds	$131,543	$—	$—
The carrying amounts reflected on the unaudited Consolidated Balance Sheets for cash, cash equivalents, receivables, prepaid expenses, and payables as of October 27, 2012 and January 28, 2012 approximated their fair values.
6. Intangible Assets
The following table provides the significant components of intangible assets:

	October 27, 2012		January 28, 2012
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(in thousands)		(in thousands)
Tradename	$196,144	$—	$196,144	$—
Internet domain name/other	1,575	—	1,365	—
Net favorable lease obligations	19,750	17,427	19,750	16,275
	$217,469	$17,427	$217,259	$16,275

The Company's tradename and internet domain name/other have indefinite lives. Net favorable lease obligations are amortized over a period between 5 and 7 years, which represented the remaining life of each respective lease at the evaluation date, and are included in other assets on the unaudited Consolidated Balance Sheets. Amortization expense totaled $0.4 million and $1.2 million during the thirteen and thirty-nine weeks ended October 27, 2012, respectively; and $0.4 million and $1.8 million during the thirteen and thirty-nine weeks ended October 29, 2011, respectively.

7. Related Party Transactions
The transactions described below are transactions between the Company and entities affiliated with Golden Gate Private Equity, Inc. (“Golden Gate”) and Limited Brands. Prior to July 2007, the Company operated as a division of Limited Brands. In July 2007, a Golden Gate affiliate acquired approximately 75% of the outstanding equity interests in the Company from Limited Brands, and the Company began its transition to a stand-alone Company. In May 2010, the Company launched an initial public offering ("IPO") whereby Golden Gate and Limited Brands sold a portion of their shares. Since the IPO, Golden Gate and Limited Brands gradually reduced their ownership interest in the Company. On July 29, 2011, Limited Brands sold its remaining ownership interest in the Company, and as a result of this disposition, ceased to be a related party as of the end of the second quarter of 2011. On March 19, 2012, Golden Gate sold its remaining ownership interest in the Company, and as of May 31, 2012, Golden Gate no longer had representation on the Board As a result, Golden Gate ceased to be a related party as of June 1, 2012.

Transactions with Limited Brands

The Company is party to a logistics services agreement with an affiliate of Limited Brands. The Limited Brands affiliate provides certain inbound and outbound transportation and delivery services, distribution services, and customs and brokerage services. In addition, merchandise sourcing services are provided by Mast Global Fashions, an affiliate of Limited Brands. The Company is also party to a lease agreement with an affiliate of Limited Brands for its home office and distribution center.

The 2011 related party activity with affiliates of Limited Brands described below includes only those expenses incurred through Limited Brands' disposition of the Company's common stock on July 29, 2011.

The Company incurred charges from affiliates of Limited Brands for various services, including home office rent, which are included in selling, general, and administrative expenses, and for merchandise sourcing and logistics services, including distribution center rent, which are included in cost of goods sold, buying and occupancy costs. The amounts included in the unaudited Consolidated Statements of Income and Comprehensive Income are as follows:

Thirty-Nine Weeks Ended
October 29, 2011
(in thousands)
Merchandise sourcing	$198,162
Transaction and logistics services	$24,788

Transactions with Other Golden Gate Affiliates
The Company transacts with affiliates of Golden Gate for e-commerce warehouse and fulfillment services, software license purchases, and consulting and software maintenance services. The 2012 related party activity with affiliates of Golden Gate described below includes only those expenses incurred and income earned through the date on which Golden Gate ceased to be a related party.
The Company incurred the following charges from affiliates of Golden Gate for various services, which are included primarily in cost of goods sold, buying and occupancy costs in the unaudited Consolidated Statements of Income and Comprehensive Income:

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	October 29, 2011	October 27, 2012	October 29, 2011
	(in thousands)	(in thousands)
E-commerce warehouse and fulfillment	$7,305	$8,755	$21,209
Software licenses and consulting and software maintenance services	$55	$91	$198
The Company provided real estate services to certain Golden Gate affiliates. Income recognized during the thirty-nine weeks ended October 27, 2012 was $0.2 million. Income recognized for these services during the thirteen and thirty-nine weeks ended October 29, 2011 was $0.1 million and $0.4 million, respectively.

During the first and second quarters of 2011, the Company repurchased $25.0 million and $24.2 million of Senior Notes, respectively, in open market transactions. Of the $49.2 million of Senior Notes repurchased, $40.0 million were held by a Golden Gate affiliate. Interest expense incurred on the Senior Notes attributable to the Golden Gate affiliate was $0.3 million, during the thirty-nine weeks ended October 27, 2012; and $0.2 million and $1.5 million during the thirteen and thirty-nine weeks ended October 29, 2011, respectively.

8. Income Taxes

The provision for income taxes is based on a current estimate of the annual effective tax rate adjusted to reflect the impact of discrete items.  The Company's quarterly effective tax rate does not reflect a benefit associated with losses related to certain foreign subsidiaries. The Company's effective tax rate was 41.4% and 40.3% for the thirteen weeks ended October 27, 2012 and October 29, 2011, respectively. The Company's effective tax rate was 40.2% for the thirty-nine weeks ended October 27, 2012 and October 29, 2011.
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
During the third quarter of 2012, the Internal Revenue Service initiated an audit of the period ended January 29, 2011, which is currently on-going.

9. Lease Financing Obligations

In certain lease arrangements, the Company is involved with the construction of the building. To the extent the Company is involved in the construction of structural improvements or takes construction risk prior to commencement of a lease, it is deemed the owner of the project for accounting purposes. The Company then records an asset in property and equipment and a related financing obligation for the amount of construction-in-progress and the replacement cost of the Company's portion of the pre-existing building. Once construction is complete, the Company considers the requirements for sale-leaseback treatment, including the transfer of all risks of ownership back to the landlord, and whether the Company has any continuing involvement in the leased property. If the arrangement does not qualify for sale-leaseback treatment, the building assets subject to these obligations remain on the Company's Consolidated Balance Sheets at their historical cost, and such assets are depreciated over their remaining useful lives. The costs of construction paid by the landlord and the replacement cost of the pre-existing building are recorded as lease financing obligations in other long-term liabilities on the unaudited Consolidated Balance Sheets, and a portion of the lease payments are applied as payments of principal and interest. The selection of the interest rate for lease financing obligations is evaluated at lease inception based on the Company's incremental borrowing rate. As of October 27, 2012, the Company had recorded $23.8 million in property and equipment, along with an offsetting amount recorded as a lease financing obligation. These assets and liabilities are classified as non-cash items for purposes of the unaudited Consolidated Statements of Cash Flow.

The Company will not report rent expense for the portion of the rent payment determined to be related to the properties which are owned for accounting purposes. Rather, this portion of rental payments under the lease will be recognized as a reduction of the financing obligation and interest expense. Expense relating to the land is recognized on a straight-line basis once construction begins.

10. Debt
Borrowings outstanding consisted of the following:

	October 27, 2012	January 28, 2012
	(in thousands)
8 3/4% Senior Notes	$200,850	$200,850
Debt discount on Senior Notes	(2,090)	(2,311)
Total long-term debt	$198,760	$198,539

Revolving Credit Facility

On July 29, 2011, Express Holding, LLC, a wholly-owned subsidiary, ("Express Holding") and its subsidiaries entered into an Amended and Restated $200.0 million secured Asset-Based Loan Revolving Credit Facility ("Revolving Credit Facility"). As of October 27, 2012, there were no borrowings outstanding and approximately $197.9 million available under the the Revolving Credit Facility.

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
Senior Notes

On March 5, 2010, Express, LLC and Express Finance Corp. ("Express Finance"), wholly-owned subsidiaries of the Company, co-issued, in a private placement, $250.0 million of 8 3/4% Senior Notes due in 2018 (the "Senior Notes") at an offering price of 98.6% of the face value.

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

Loss on Extinguishment

In connection with the Senior Notes repurchases in the first and second quarters of 2011, the Company recognized a $6.9 million loss on extinguishment of debt for the thirty-nine weeks ended October 29, 2011. Of this loss on extinguishment, $2.5 million was attributed to the write-off of unamortized debt issuance costs and unamortized discount.
In connection with the amendment and restatement of the Revolving Credit Facility in the second quarter of 2011, the Company recognized a $0.3 million loss on extinguishment of debt attributed to the write-off of unamortized debt issuance costs for the thirty-nine weeks ended October 29, 2011.

The loss on extinguishment of debt was recorded as interest expense in the unaudited Consolidated Statements of Income and Comprehensive Income. The write-offs of unamortized debt issuance costs and unamortized discounts represent a non-cash adjustment to reconcile net income to net cash provided by operating activities within the unaudited Consolidated Statements of Cash Flows.
Fair Value of Debt
The fair value of the Senior Notes was estimated using a number of factors, such as recent trade activity, size, timing, and yields of comparable bonds, and is, therefore, within Level 2 of the fair value hierarchy. As of October 27, 2012, the estimated fair value of the Senior Notes was $217.7 million.
Letters of Credit
The Company periodically enters into various trade letters of credit ("trade LCs") in favor of certain vendors to secure merchandise. These trade LCs are issued for a defined period of time, for specific shipments, and generally expire 3 weeks after the merchandise shipment date. As of October 27, 2012 and January 28, 2012, there were no outstanding trade LCs. Additionally, the Company enters into stand-by letters of credit ("stand-by LCs") on an as-need basis to secure merchandise and fund other general and administrative costs. As of October 27, 2012 and January 28, 2012, outstanding stand-by LCs totaled $2.1 million and $1.8 million, respectively.

11. Share-Based Compensation

The following summarizes our share-based compensation expense:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	(in thousands)		(in thousands)
Stock options	$2,032	$1,669	$6,089	$4,798
Restricted stock units and restricted stock	1,318	1,049	6,104	2,529
Restricted shares (equity issued pre-IPO)	1	12	14	156
Total share-based compensation	$3,351	$2,730	$12,207	$7,483

During the thirteen and thirty-nine weeks ended October 27, 2012, the stock compensation related income tax benefit recognized by the Company was $0.2 million and $1.7 million, respectively; and during the thirteen and thirty-nine weeks ended October 29, 2011, was minimal and $0.1 million, respectively.

Stock Options

During the thirty-nine weeks ended October 27, 2012, the Company granted stock options under the Express, Inc., 2010 Incentive Compensation Plan (the "2010 Plan"). The fair value of the stock options is determined using the Black-Scholes-Merton option-pricing model as described further below. The majority of stock options granted under the 2010 Plan vest 25% per year over 4 years and have a 10 year contractual life, however those granted to the Chief Executive Officer vest ratably over 3 years. The expense for stock options is recognized using the straight-line attribution method.
The Company's activity with respect to stock options during the thirty-nine weeks ended October 27, 2012 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding, January 28, 2012	2,667	$17.93
Granted	576	$23.98
Exercised	(35)	$17.45
Forfeited or expired	(37)	$19.80
Outstanding, October 27, 2012	3,171	$19.01	8.3	$—
Expected to vest at October 27, 2012	2,180	$19.61	8.4	$—
Exercisable at October 27, 2012	961	$17.63	7.9	$—
The following provides additional information regarding the Company's stock options:

Thirty-Nine Weeks Ended
October 27, 2012
(in thousands, except per share amounts)
Weighted average grant date fair value of options granted	$12.79
Total intrinsic value of options exercised	$267
Total fair value of options vested	$6,503
As of October 27, 2012, there was approximately $17.6 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of approximately 1.3 years.
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
The fair value of stock options was estimated at the grant date using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011
Risk-free interest rate (1)	1.12%	1.39%
Price Volatility (2)	55.9%	55.4%
Expected term (years) (3)	6.17	6.25
Dividend yield (4)	—	—

(1)	Represents the yield on U.S. Treasury securities with a term consistent with the expected term of the stock options.

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
Restricted Stock Units and Restricted Stock
During the thirty-nine weeks ended October 27, 2012, the Company granted restricted stock units (“RSUs”) and restricted stock under the 2010 Plan, including 0.4 million shares of performance-based restricted stock and 0.1 million shares of performance-based RSUs. The fair value of the RSUs and restricted stock is determined based on the Company's stock price on the grant date. The expense for RSUs and restricted stock is recognized using the straight-line attribution method except for awards with performance conditions, for which the graded vesting method is used. These awards have vesting conditions with requisite service periods of 3 years for the Chief Executive Officer, 4 years for other employees, and 1 year for members of the Board.

The Company's activity with respect to RSUs and restricted stock for the thirty-nine weeks ended October 27, 2012 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value
	(in thousands, except per share amounts)
Unvested, January 28, 2012	900	$18.52
Granted	826	$24.13
Vested	(176)	$17.89
Forfeited	(12)	$21.83
Unvested, October 27, 2012	1,538	$21.57
The total fair value/intrinsic value of RSUs and restricted stock that vested was $3.2 million and $0.1 million during the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively. As of October 27, 2012, there was approximately $18.6 million of total unrecognized compensation expense related to unvested RSUs and restricted stock, which is expected to be recognized over a weighted-average period of approximately 1.5 years.

12. Commitments and Contingencies

In a complaint filed on July 7, 2011 in the United States District Court for the Northern District of Illinois styled as Eric Wynn, et al., v. Express, LLC, Express was named as a defendant in a purported nationwide collective action alleging violations of the Fair Labor Standards Act and of applicable Illinois state wage and hour statutes related to alleged off-the-clock work. The lawsuit seeks unspecified monetary damages and attorneys' fees. In March 2012, the court granted conditional collective action certification. Express continues to vigorously defend against these claims. The Company has accrued an amount on the Consolidated Balance Sheet as of October 27, 2012 that reflects its best estimate of the potential loss, which is not expected to be material to the Consolidated Financial Statements. As the situation develops and more information becomes available, the amount of this reserve may increase or decrease accordingly.

The Company is subject to various other claims and contingencies arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company's results of operations, financial condition, or cash flows.

13. Guarantor Subsidiaries
On March 5, 2010, Express, LLC and Express Finance (the “Subsidiary Issuers”), both 100% owned indirect subsidiaries of the Company, issued the Senior Notes. The Company (“Guarantor”) and certain of the Company’s indirect 100% owned subsidiaries (“Guarantor Subsidiaries”) have guaranteed, on a joint and several basis, the Company’s obligations under the Senior Notes. The guarantees are not full and unconditional because Guarantor Subsidiaries can be released and relieved of their obligations under certain customary circumstances contained in the indenture governing the Senior Notes. These circumstances include the following, so long as other applicable provisions of the indenture are adhered to: any sale or other disposition of all or substantially all of the assets of any Guarantor Subsidiary, any sale or other disposition of capital stock of any Guarantor Subsidiary, or designation of any restricted subsidiary that is a Guarantor Subsidiary as an unrestricted subsidiary. On August 26, 2012, Express, LLC contributed certain assets and liabilities to a newly created Guarantor Subsidiary. As a result, the current and prior period condensed consolidated financial information has been revised to retroactively give effect to the new structure in place as of August 26, 2012.
The following consolidating schedules present the condensed financial information on a combined basis.

EXPRESS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Amounts in thousands)
(Unaudited)

	October 27, 2012
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$938	$74,129	$24,343	$3,028	$—	$102,438
Receivables, net	—	3,884	3,903	1,629	—	9,416
Inventories	—	18,041	266,010	2,826	—	286,877
Prepaid minimum rent	—	446	23,139	648	—	24,233
Intercompany loan receivable	—	17,596	—	—	(17,596)	—
Intercompany receivable	—	55,917	—	5,862	(61,779)	—
Other	1,066	24,348	3,525	10	—	28,949
Total current assets	2,004	194,361	320,920	14,003	(79,375)	451,913
Property and equipment, net	—	41,073	227,766	12,027	—	280,866
Tradename/domain name	—	197,719	—	—	—	197,719
Investment in subsidiary	300,250	334,995	—	294,466	(929,711)	—
Deferred tax assets	852	6,386	2,402	—	—	9,640
Other assets	—	8,066	3,146	4	—	11,216
Total assets	$303,106	$782,600	$554,234	$320,500	$(1,009,086)	$951,354
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$204,530	$1,831	$1,111	$—	$207,472
Deferred revenue	—	1,320	17,159	45	—	18,524
Accrued bonus	—	—	85	—	—	85
Accrued expenses	12	45,201	41,295	1,130	—	87,638
Intercompany payable	—	5,862	55,917	—	(61,779)	—
Intercompany loan payable	—	—	—	17,596	(17,596)	—
Total current liabilities	12	256,913	116,287	19,882	(79,375)	313,719
Long-term debt	—	198,760	—	—	—	198,760
Other long-term liabilities	—	32,461	98,462	4,857	—	135,780
Total liabilities	12	488,134	214,749	24,739	(79,375)	648,259
Commitments and Contingencies (Note 12)
Total stockholders’ equity	303,094	294,466	339,485	295,761	(929,711)	303,095
Total liabilities and stockholders’ equity	$303,106	$782,600	$554,234	$320,500	$(1,009,086)	$951,354

EXPRESS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Amounts in thousands)
(Unaudited)

	January 28, 2012
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$1,575	$121,273	$27,964	$1,550	$—	$152,362
Receivables, net	—	1,917	5,522	1,588	—	9,027
Inventories	—	22,681	183,826	2,447	—	208,954
Prepaid minimum rent	—	219	22,766	476	—	23,461
Intercompany loan receivable	—	12,684	—	—	(12,684)	—
Intercompany receivable	—	—	—	5,862	(5,862)	—
Other	—	20,188	(1,960)	4	—	18,232
Total current assets	1,575	178,962	238,118	11,927	(18,546)	412,036
Property and equipment, net	—	31,415	187,286	8,605	—	227,306
Tradename/domain name	—	197,509	—	—	—	197,509
Investment in subsidiary	277,920	300,747	—	272,135	(850,802)	—
Deferred tax assets	852	7,224	4,386	—	—	12,462
Other assets	—	8,956	3,926	4	—	12,886
Total assets	$280,347	$724,813	$433,716	$292,671	$(869,348)	$862,199
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$131,767	$1,294	$618	$—	$133,679
Deferred revenue	—	3,158	24,476	50	—	27,684
Accrued bonus	—	13,486	1,185	18	—	14,689
Accrued expenses	(800)	63,899	44,523	1,539	—	109,161
Accounts payable and accrued expenses—related parties	—	5,997	—	—	—	5,997
Intercompany payable	—	5,862	—	—	(5,862)	—
Intercompany loan payable	—	—	—	12,684	(12,684)	—
Total current liabilities	(800)	224,169	71,478	14,909	(18,546)	291,210
Long-term debt	—	198,539	—	—	—	198,539
Other long-term liabilities	—	29,970	58,189	3,144	—	91,303
Total liabilities	(800)	452,678	129,667	18,053	(18,546)	581,052
Commitments and Contingencies (Note 12)
Total stockholders’ equity	281,147	272,135	304,049	274,618	(850,802)	281,147
Total liabilities and stockholders’ equity	$280,347	$724,813	$433,716	$292,671	$(869,348)	$862,199

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended October 27, 2012
		Subsidiary	Guarantor	Other		Consolidated
	Express, Inc.	Issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$263,985	$462,960	$4,157	$(262,575)	$468,527
Cost of goods sold, buying and occupancy costs	—	202,519	374,101	2,602	(262,233)	316,989
Gross profit	—	61,466	88,859	1,555	(342)	151,538
Selling, general, and administrative expenses	114	45,761	69,940	2,249	(342)	117,722
Other operating expense (income), net	—	—	(586)	—	—	(586)
Operating income (loss)	(114)	15,705	19,505	(694)	—	34,402
Interest expense	—	4,771	—	11	—	4,782
Interest income	—	—	—	—	—	—
(Income) loss in subsidiary	(17,292)	(11,038)	—	(17,292)	45,622	—
Other expense (income), net	—	—	—	(116)	—	(116)
Income (loss) before income taxes	17,178	21,972	19,505	16,703	(45,622)	29,736
Income tax expense (benefit)	(244)	4,680	7,878	—	—	12,314
Net income (loss)	$17,422	$17,292	$11,627	$16,703	$(45,622)	$17,422
Foreign currency translation	(49)	(49)	—	(98)	147	(49)
Comprehensive income	$17,373	$17,243	$11,627	$16,605	$(45,475)	$17,373
EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended October 29, 2011
		Subsidiary	Guarantor	Other		Consolidated
	Express, Inc.	Issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$290,893	$485,463	$947	$(290,519)	$486,784
Cost of goods sold, buying and occupancy costs	—	203,508	396,070	1,644	(290,406)	310,816
Gross profit	—	87,385	89,393	(697)	(113)	175,968
Selling, general, and administrative expenses	252	40,984	72,510	1,428	(113)	115,061
Other operating expense (income), net	—	—	34	—	—	34
Operating income (loss)	(252)	46,401	16,849	(2,125)	—	60,873
Interest expense	—	6,328	—	—	—	6,328
Interest income	—	(2)	—	—	—	(2)
(Income) loss in subsidiary	(32,925)	(8,014)	—	(32,925)	73,864	—
Other expense (income), net	—	—	—	(148)	—	(148)
Income (loss) before income taxes	32,673	48,089	16,849	30,948	(73,864)	54,695
Income tax expense (benefit)	3	15,164	6,858	—	—	22,025
Net income (loss)	$32,670	$32,925	$9,991	$30,948	$(73,864)	$32,670
Foreign currency translation	2	2	—	4	(6)	2
Comprehensive income	$32,672	$32,927	$9,991	$30,952	$(73,870)	$32,672

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended October 27, 2012
		Subsidiary	Guarantor	Other		Consolidated
	Express, Inc.	Issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$819,709	$1,406,431	$10,692	$(817,474)	$1,419,358
Cost of goods sold, buying and occupancy costs	—	606,086	1,136,406	6,837	(816,797)	932,532
Gross profit	—	213,623	270,025	3,855	(677)	486,826
Selling, general, and administrative expenses	614	130,866	211,328	5,093	(677)	347,224
Other operating expense (income), net	—	—	(553)	—	—	(553)
Operating income (loss)	(614)	82,757	59,250	(1,238)	—	140,155
Interest expense	—	14,329	—	9	—	14,338
Interest income	—	(1)	—	—	—	(1)
(Income) loss in subsidiary	(75,694)	(34,177)	—	(75,694)	185,565	—
Other expense (income), net	—	—	—	(104)	—	(104)
Income (loss) before income taxes	75,080	102,606	59,250	74,551	(185,565)	125,922
Income tax expense (benefit)	(244)	26,912	23,930	—	—	50,598
Net income (loss)	$75,324	$75,694	$35,320	$74,551	$(185,565)	$75,324
Foreign currency translation	(46)	(46)	—	(92)	138	(46)
Comprehensive income	$75,278	$75,648	$35,320	$74,459	$(185,427)	$75,278

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended October 29, 2011
		Subsidiary	Guarantor	Other		Consolidated
	Express, Inc.	Issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$822,877	$1,398,187	$947	$(821,809)	$1,400,202
Cost of goods sold, buying and occupancy costs	—	585,795	1,130,024	1,740	(821,471)	896,088
Gross profit	—	237,082	268,163	(793)	(338)	504,114
Selling, general, and administrative expenses	1,207	120,276	219,619	1,472	(338)	342,236
Other operating expense (income), net	—	(235)	69	—	—	(166)
Operating income (loss)	(1,207)	117,041	48,475	(2,265)	—	162,044
Interest expense	—	27,843	—	—	—	27,843
Interest income	—	(7)	—	—	—	(7)
(Income) loss in subsidiary	(81,515)	(26,747)	—	(81,515)	189,777	—
Other expense (income), net	—	—	—	(148)	—	(148)
Income (loss) before income taxes	80,308	115,952	48,475	79,398	(189,777)	134,356
Income tax expense (benefit)	5	34,437	19,611	—	—	54,053
Net income (loss)	$80,303	$81,515	$28,864	$79,398	$(189,777)	$80,303
Foreign currency translation	—	—	—	—	—	—
Comprehensive income	$80,303	$81,515	$28,864	$79,398	$(189,777)	$80,303

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended October 27, 2012
		Subsidiary	Guarantor	Other		Consolidated
	Express, Inc.	Issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Operating Activities
Net cash provided by (used in) operating activities	$74	$38,875	$49,727	$466	$—	$89,142
Investing Activities
Capital expenditures	—	(16,065)	(53,348)	(3,941)	—	(73,354)
Purchase of intangible assets	—	(210)	—	—	—	(210)
Distributions received	65,200	—	—	65,200	(130,400)	—
Net cash provided by (used in) investing activities	65,200	(16,275)	(53,348)	61,259	(130,400)	(73,564)
Financing Activities
Payments on capital lease obligation	—	(41)	—	—	—	(41)
Excess tax benefit from share-based compensation	—	409	—	—	—	409
Proceeds from share-based compensation	623	—	—	—	—	623
Intercompany loan	—	(4,912)	—	4,912	—	—
Distributions paid	—	(65,200)	—	(65,200)	130,400	—
Repurchase of common stock	(66,534)	—	—	—	—	(66,534)
Net cash provided by (used in) financing activities	(65,911)	(69,744)	—	(60,288)	130,400	(65,543)

Effect of exchange rate on cash	—	—	—	41	—	41

Net increase (decrease) in cash and cash equivalents	(637)	(47,144)	(3,621)	1,478	—	(49,924)
Cash and cash equivalents, beginning of period	1,575	121,273	27,964	1,550	—	152,362
Cash and cash equivalents, end of period	$938	$74,129	$24,343	$3,028	$—	$102,438

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended October 29, 2011
		Subsidiary	Guarantor	Other		Consolidated
	Express, Inc.	Issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Operating Activities
Net cash provided by (used in) operating activities	$(265)	$15,337	$52,342	$(3,071)	$—	$64,343
Investing Activities
Capital expenditures	—	(6,704)	(46,626)	(2,585)	—	(55,915)
Purchase of intangible assets	—	(60)	—	—	—	(60)
Distributions received	103	—	—	103	(206)	—
Net cash provided by (used in) investing activities	103	(6,764)	(46,626)	(2,482)	(206)	(55,975)
Financing Activities
Repayments of long-term debt arrangements	—	(50,087)	—	—	—	(50,087)
Costs incurred in connection with debt arrangements and Senior Notes	—	(1,192)	—	—	—	(1,192)
Proceeds from share-based compensation	234	—	—	—	—	234
Intercompany loan	—	(6,002)	—	6,002	—	—
Distributions paid	—	(103)	—	(103)	206	—
Repurchase of common stock	(103)	—	—	—	—	(103)
Net cash provided by (used in) financing activities	131	(57,384)	—	5,899	206	(51,148)

Effect of exchange rate on cash	—	—	—	—	—	—

Net increase (decrease) in cash and cash equivalents	(31)	(48,811)	5,716	346	—	(42,780)
Cash and cash equivalents, beginning of period	1,647	163,480	22,635	—	—	187,762
Cash and cash equivalents, end of period	$1,616	$114,669	$28,351	$346	$—	$144,982

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

The third quarter of 2012 was a very challenging one for our Company where we realized a decrease in traffic, which led to negative comparable store sales and a decline in gross margin. In response to our diminished performance, we re-assorted our sweater offering, introduced entry price point fashion items in key categories, and communicated clearer pricing and promotions. While we remain cautious regarding our overall performance in the fourth quarter of 2012, we believe these actions, along with continued focus on our four growth pillars, will position us well for the future. Our growth strategies, and a summary of our execution of these strategies, is presented below.

Improve Sales and Margin of Our Existing Retail Stores
The results of this growth pillar did not meet our expectations during the third quarter. Net sales per average gross square foot was $348 for the trailing 12 months ended October 27, 2012, down from $355 for the trailing 12 months ended October 29, 2011, primarily driven by decreased traffic in our stores. Net sales per average gross square foot is determined by dividing net sales (excluding e-commerce sales, shipping and handling revenue related to e-commerce, gift card breakage, and royalties) for the period by average gross square feet during the period. Additionally, we continued to see increased promotional activity in order to sell through inventory, primarily in women's, which contributed to the lower margin. Despite a decrease in traffic, men's remained solid and performed well, achieving balanced growth across categories.

Expand Our Store Base
In the third quarter of 2012, we opened 7 new stores in the United States and 1 in Canada and closed 1 store in the United States, ending the quarter with 618 locations. For the remainder of 2012, we expect to open 8 additional stores, 5 in the United States and 3 in Canada, and to close 1 store in the United States. Additionally, we have plans for 2 flagship locations, 1 in San Francisco and 1 in New York, and currently expect both flagships to open prior to the 2013 holiday season. We expect these openings to result in approximately $8.0 million of incremental pre-opening rent expense in 2012.

Expand Our e-Commerce Platform
In the third quarter of 2012, our e-commerce sales increased 21% over the third quarter of 2011. The growth in e-commerce sales was driven by increased sales of both men's and women's merchandise. E-commerce sales represented 12% of total net sales in the third quarter of 2012, and we continue to expect this channel to grow to 13-15% of total net sales.

Expand Internationally
We continue to focus on our international expansion plans with additional openings in the Middle East under our Development Agreement with Alshaya during the third quarter. At quarter end, we were earning royalties from 10 stores, a net increase of 3 stores from the second quarter of 2012. In addition, as previously announced, we have entered into 2 new franchise agreements, 1 in Mexico and 1 multi-country agreement covering certain other Latin American countries. We anticipate that we will have 3 stores operating under these new agreements by year end.

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
Results of Operations
The Third Quarter of 2012 Compared to the Third Quarter of 2011
The table below sets forth the various line items in the unaudited Consolidated Statements of Income and Comprehensive Income as a percentage of net sales for the third quarter of 2012 and the third quarter of 2011. Due to seasonal variations in the retail industry, the results of operations for any current period are not necessarily indicative of results expected for the full year or of future financial results. The seasonality of our operations may also lead to significant fluctuations in certain asset and liability accounts.

	Percentage of Net Sales
	Thirteen Weeks Ended
	October 27, 2012	October 29, 2011
Net sales	100%	100%
Cost of goods sold, buying and occupancy costs	68%	64%
Gross profit	32%	36%
Selling, general, and administrative expenses	25%	24%
Other operating (income) expense, net	—%	—%
Operating income	7%	13%
Interest expense	1%	1%
Interest income	—%	—%
Other income, net	—%	—%
Income before income taxes	6%	11%
Income tax expense	3%	5%
Net income	4%	7%
Net Sales

	Thirteen Weeks Ended
	October 27, 2012	October 29, 2011
Net sales (in thousands)	$468,527	$486,784
Comparable sales percentage (decrease) increase	(5)%	5%
Gross square footage at end of period (in thousands)	5,351	5,257
Number of:
Stores open at beginning of period	611	599
New stores	8	8
Closed stores	(1)	—
Stores open at end of period	618	607

Net sales decreased by approximately $18.3 million, or 4%, from $486.8 million in the third quarter of 2011 to $468.5 million in the third quarter of 2012. Comparable sales decreased by $24.6 million, or 5%, in the third quarter of 2012 compared to the third quarter of 2011. The comparable sales decrease was driven by decreases in both transactions and average dollar sales, partially offset by growth in e-commerce sales. We attribute the decrease in transactions to lower traffic in our stores and a lesser acceptance of product in certain women's categories. Non-comparable sales increased $5.3 million, primarily driven by new store openings.
Gross Profit
The following table shows cost of sales and gross profit in dollars for the stated periods:

	Thirteen Weeks Ended
	October 27, 2012	October 29, 2011
	(in thousands)
Cost of goods sold, buying and occupancy costs	$316,989	$310,816
Gross profit	$151,538	$175,968
The 390 basis point decrease in gross margin, or gross profit as a percentage of net sales, in the third quarter of 2012 compared to the third quarter of 2011 was comprised of a 240 basis point increase in buying and occupancy costs and a 150 basis point deterioration in merchandise margin. The increase in buying and occupancy costs is primarily driven by increased rent, including the impact of pre-opening rent for the 2 flagship stores. The decrease in merchandise margin was primarily driven by increased promotional activity during the quarter.

Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars for the stated periods:

	Thirteen Weeks Ended
	October 27, 2012	October 29, 2011
	(in thousands)
Selling, general, and administrative expenses	$117,722	$115,061

The $2.7 million increase in selling, general, and administrative expenses in the third quarter of 2012 compared to the third quarter of 2011 was driven by a $3.7 million increase in marketing expense, primarily related to a shift in timing for direct mail campaigns and a $1.3 million increase in information technology expenses to support international expansion and e-commerce growth, partially offset by a decrease in incentive compensation expense.
Interest Expense
The following table shows interest expense in dollars for the stated periods:

	Thirteen Weeks Ended
	October 27, 2012	October 29, 2011
	(in thousands)
Interest expense	$4,782	$6,328

The $1.5 million decrease in interest expense in the third quarter of 2012 compared to the third quarter of 2011 resulted primarily from a lower debt balance primarily due to the $119.7 million prepayment of the Term Loan in the fourth quarter of 2011.
Income Tax Expense

The following table shows income tax expense in dollars for the stated periods:

	Thirteen Weeks Ended
	October 27, 2012	October 29, 2011
	(in thousands)
Income tax expense	$12,314	$22,025

The effective tax rate was 41.4% for the third quarter of 2012 compared to 40.3% for the third quarter of 2011.
Results of Operations
The Thirty-Nine Weeks Ended October 27, 2012 Compared to the Thirty-Nine Weeks Ended October 29, 2011
The table below sets forth the various line items in the unaudited Consolidated Statements of Income and Comprehensive Income as a percentage of net sales for the thirty-nine weeks ended October 27, 2012 and the thirty-nine weeks ended October 29, 2011. Due to seasonal variations in the retail industry, the results of operations for any current period are not necessarily indicative of results expected for the full year or of future financial results. The seasonality of our operations may also lead to significant fluctuations in certain asset and liability accounts.

	Percentage of Net Sales
	Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011
Net sales	100%	100%
Cost of goods sold, buying and occupancy costs	66%	64%
Gross profit	34%	36%
Selling, general, and administrative expenses	24%	24%
Other operating income, net	—%	—%
Operating income	10%	12%
Interest expense	1%	2%
Interest income	—%	—%
Other income, net	—%	—%
Income before income taxes	9%	10%
Income tax expense	4%	4%
Net income	5%	6%
Net Sales

	Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011
Net sales (in thousands)	$1,419,358	$1,400,202
Comparable sales percentage increase	—%	6%
Gross square footage at end of period (in thousands)	5,351	5,257
Number of:
Stores open at beginning of period	609	591
New stores	20	21
Closed stores	(11)	(5)
Stores open at end of period	618	607

Net sales increased by $19.2 million, or 1%, from $1.4 billion in the thirty-nine weeks ended October 29, 2011 to $1.4 billion in the thirty-nine weeks ended October 27, 2012. Comparable sales were flat for the thirty-nine weeks ended October 27, 2012 compared to the thirty-nine weeks ended October 29, 2011. The flat comparable sales results were driven by decreases in both transactions and average dollar sales, partially offset by growth in e-commerce sales. We attribute the decrease in transactions to lower traffic in our stores and a lesser acceptance of product in certain women's categories. Non-comparable sales increased $22.1 million, primarily driven by new store openings.
Gross Profit
The following table shows cost of sales and gross profit in dollars for the stated periods:

	Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011
	(in thousands)
Cost of goods sold, buying and occupancy costs	$932,532	$896,088
Gross profit	$486,826	$504,114
The 170 basis point decrease in gross margin, or gross profit as a percentage of net sales, in the thirty-nine weeks ended October 27, 2012 compared to the thirty-nine weeks ended October 29, 2011 was comprised of a 110 basis point deterioration in merchandise margin and a 60 basis point increase in buying and occupancy costs. The decrease in merchandise margin was primarily driven by higher product costs and increased promotional activity in the latter part of the second quarter and into the third quarter. The increase in buying and occupancy costs is primarily driven by increased rent, including the impact of pre-opening rent for the 2 flagship stores.
Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars for the stated periods:

	Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011
	(in thousands)
Selling, general, and administrative expenses	$347,224	$342,236

The $5.0 million increase in selling, general, and administrative expenses in the thirty-nine weeks ended October 27, 2012 compared to the thirty-nine weeks ended October 29, 2011 was driven by a $3.6 million increase in information technology expenses to support international expansion and e-commerce growth and a $2.6 million increase in marketing expense, primarily related to a shift in timing for direct mail campaigns, partially offset by a decrease in incentive compensation expense.
Interest Expense
The following table shows interest expense in dollars for the stated periods:

	Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011
	(in thousands)
Interest expense	$14,338	$27,843

The $13.5 million decrease in interest expense for the thirty-nine weeks ended October 27, 2012 compared to the thirty-nine weeks ended October 29, 2011 resulted primarily from a $7.2 million loss on extinguishment related to the repurchases of $49.2 million of Senior Notes in the first and second quarters of 2011 and the amendment of the $200 million Revolving Credit Facility in the second quarter of 2011. The remaining reduction in expense relates to a lower debt balance in 2012 compared to 2011 due to the $119.7 million prepayment of the Term Loan in the fourth quarter of 2011.
Income Tax Expense

The following table shows income tax expense in dollars for the stated periods:

	Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011
	(in thousands)
Income tax expense	$50,598	$54,053

The effective tax rate was 40.2% for both the thirty-nine weeks ended October 27, 2012 and the thirty-nine weeks ended October 29, 2011.
On a full year basis, we anticipate our effective tax rate will be between 39.9% and 40.2%.  The rate is sensitive to the domestic/international profit mix since we recorded a valuation allowance against deferred tax assets arising from the net operating loss of foreign subsidiaries.

Adjusted Net Income

The following table presents Adjusted Net Income and Adjusted Earnings Per Diluted Share for the stated periods:

	Thirty-Nine Weeks Ended
	October 27, 2012		October 29, 2011
	(in thousands)
Adjusted Net Income	$75,324	*	$84,997
Adjusted Earnings Per Diluted Share	$0.86	*	$0.96

* No adjustments were made to net income or earnings per diluted shares for the thirty-nine weeks ended October 27, 2012.

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

The table below reconciles the non-GAAP financial measures, adjusted net income and adjusted earnings per diluted share, with the most directly comparable GAAP financial measures, net income and earnings per diluted share. No adjustments were made to net income or earnings per diluted share for the thirty-nine weeks ended October 27, 2012, and therefore no tabular reconciliation has been included for the respective period.

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

(b)
Includes premium paid and accelerated amortization of debt issuance costs and debt discount related to the repurchases of $49.2 million of Senior Notes and the amendment of the $200 million Revolving Credit Facility.

* Items were tax affected at our statutory rate of approximately 39% for the thirty-nine weeks ended October 29, 2011.

Liquidity and Capital Resources
General

Our business relies on cash flows from operations as our primary source of liquidity. We do, however, have access to additional liquidity, if needed, through borrowings under our Revolving Credit Facility. Our primary cash needs are for merchandise inventories, payroll, store rent, and capital expenditures (primarily associated with opening new stores, updating existing stores, and information technology projects). The most significant components of our working capital are merchandise inventories, accounts payable, and other accrued expenses. Our liquidity position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within 3 to 5 days of the related sale, and have up to 75 days to pay certain merchandise vendors and 45 days to pay the majority of our non-merchandise vendors.

Our cash position is seasonal as a result of building up inventory for the next selling season and, as a result, our cash flows from operations during the spring are usually lower when compared to the rest of the year. Our cash balances generally increase during the summer selling season and then increase further during the fall and holiday seasons. We believe that cash generated from operations and the availability of borrowings under our Revolving Credit Facility or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures, and scheduled interest payments for at least the next 12 months.
Cash Flow Analysis
A summary of operating, investing and financing activities are shown in the following table:

	Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011
	(in thousands)
Provided by operating activities	$89,142	$64,343
Used in investing activities	(73,564)	(55,975)
Used in financing activities	(65,543)	(51,148)
Decrease in cash and cash equivalents	(49,924)	(42,780)
Cash and cash equivalents at end of period	$102,438	$144,982
Net Cash Provided by Operating Activities
The majority of our operating cash inflows are derived from sales. Our operating cash outflows generally consist of payments to merchandise vendors, employees for wages, salaries, and other employee benefits, and landlords for rent. Operating cash outflows also include payments for income taxes and interest on long-term debt. Net cash provided by operating activities was $89.1 million for the thirty-nine weeks ended October 27, 2012 compared to $64.3 million for the thirty-nine weeks ended October 29, 2011, an increase of $24.8 million. Relative to the thirty-nine weeks ended October 27, 2012, the increase in cash provided by operations primarily related to the following:

•
Items included in net income provided $141.6 million of cash during the thirty-nine weeks ended October 27, 2012 compared to $139.0 million during the thirty-nine weeks ended October 29, 2011. The increase in the current year was primarily driven by lower interest expense, partially offset by the decreased performance of the business.

•
In addition to the increase in cash provided by items included in net income discussed above, there was $52.5 million of cash used for working capital increases during the thirty-nine weeks ended October 27, 2012 compared to $74.7 million of cash used for the thirty-nine weeks ended October 29, 2011. Working capital is subject to cyclical operating needs, the timing of receivable collections and payable and expense payments, and the seasonal fluctuations in our operations. The $22.2 million change primarily relates to lower cash outflows for inventory purchases during the thirty-nine weeks ended October 27, 2012 compared to the same period last year.

 Net Cash Used in Investing Activities
Investing activities consist primarily of capital expenditures for new and remodeled store construction and fixtures, information technology, and home office renovations.

Net cash used in investing activities totaled $73.6 million for the thirty-nine weeks ended October 27, 2012 compared to $56.0 million for the thirty-nine weeks ended October 29, 2011, a $17.6 million increase. This increase was primarily driven by capital expenditures, gross of landlord allowances, attributable to new store openings and remodels, totaling $58.4 million during the thirty-nine weeks ended October 27, 2012 compared to $50.3 million during the thirty-nine weeks ended October 29, 2011. The remaining increase related primarily to investments in technology to support our growth pillars.

For the remainder of 2012, we plan to open approximately 8 new stores, including 5 in the United States and 3 in Canada. We expect capital expenditures for the remainder of 2012 to be approximately $22.0 million to $27.0 million, primarily driven by these new store openings. These capital expenditures do not include the impact of landlord allowances, which are expected to be approximately $2.0 to $4.0 million for the remainder of 2012, or approximately $16.0 million to $18.0 million for the full year 2012.

Net Cash Used in Financing Activities
Net cash used in financing activities totaled $65.5 million during the thirty-nine weeks ended October 27, 2012 as compared to $51.1 million for the thirty-nine weeks ended October 29, 2011, an increase of $14.4 million. Cash used for financing activities was primarily used for the repurchase of $65.1 million of our common stock during the thirty-nine weeks ended October 27, 2012 as part of our Repurchase Program. The cash used in financing activities for the thirty-nine weeks ended October 29, 2011 was related primarily to the repurchase of Senior Notes.
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
As of October 27, 2012, there were no borrowings outstanding under the Revolving Credit Facility, and we had $197.9 million of availability. We were not subject to the fixed charge coverage ratio covenant in the Revolving Credit Facility at October 27, 2012 because excess availability plus eligible cash collateral exceeded 10% of the borrowing base.
Senior Notes
On March 5, 2010, Express, LLC and Express Finance, as co-issuers, issued $250.0 million of 8 3/4% Senior Notes due 2018 at an offering price of 98.6% of the face value. Interest on the Senior Notes is payable on March 1 and September 1 of each year. Unamortized debt issuance costs outstanding related to the Senior Notes as of October 27, 2012 were $6.4 million.

In the first quarter of 2011, $25.0 million of Senior Notes were repurchased on the open market at a price of 108.75% of the principal amount. In the second quarter of 2011, $24.2 million of Senior Notes were repurchased on the open market at an average price of 109.21% of the principal amount.
Contractual Obligations

We entered into lease and property related commitments totaling approximately $441.7 million over their respective lease and other obligation terms during the thirty-nine weeks ended October 27, 2012. There have been no other significant changes to our contractual obligations between January 28, 2012 and October 27, 2012. For additional information regarding our contractual obligations as of January 28, 2012, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report for the fiscal year ended January 28, 2012.
Seasonality
Our business is seasonal and, historically, we have realized a higher portion of our net sales and net income in the third and fourth quarters due primarily to early fall selling patterns as well as the impact of the holiday season. Generally, the annual sales split is approximately 45% for the spring season (first and second quarters) and 55% for the fall season (third and fourth quarters). Normal cash requirements are typically higher in the first and third quarters due to inventory-related working capital requirements for early fall and holiday selling periods. Our business is also subject, at certain times, to calendar shifts, which may occur during key selling periods close to holidays such as Easter, Thanksgiving, and Christmas, and regional fluctuations for events such as sales tax holidays.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
Our Revolving Credit Facility bears interest at variable rates. We did not borrow any amounts under the Revolving Credit Facility during the thirty-nine weeks ended October 27, 2012. Borrowings under our Senior Notes bear interest at a fixed rate. For fixed rate debt, interest rate changes affect the fair value of such debt, but do not impact earnings or cash flow. Changes in interest rates are not expected to have a material impact on our future earnings or cash flows given our limited exposure to such changes.

Foreign Currency Exchange Risk
All of our purchases are denominated in U.S. dollars, therefore we are not exposed to foreign currency exchange risk on these purchases. However, we currently operate 8 stores in Canada. The functional currency of our Canadian operations is the Canadian dollar. Our Canadian operations have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation, but the transactions resulting in such accounts do expose us to foreign currency exchange risk. As of October 27, 2012, we did not utilize hedging instruments to mitigate foreign currency exchange risks. A hypothetical 10% change in the Canadian foreign exchange rate would not materially affect our results of operations or cash flows.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 27, 2012.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
Information relating to legal proceedings is set forth in Note 12 to our unaudited Consolidated Financial Statements included in Part I of this Quarterly Report and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.
Our risk factors as of October 27, 2012 have not changed materially from those disclosed in our Annual Report filed with the SEC on March 23, 2012. The risk factors disclosed in our Annual Report, in addition to the other information set forth in this Quarterly Report, could materially affect our business, financial condition or results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding the purchase of shares of our common stock made by or on behalf of the Company or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange Act of 1934, during each month of the quarterly period ended October 27, 2012:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (2)
				(in thousands)
July 29, 2012 - August 25, 2012	191	$15.49	—	$50,000
August 26, 2012 - September 29, 2012	902	$15.82	—	$50,000
September 30, 2012 - October 27, 2012	1,283,901	$11.70	1,282,206	$35,038
Total	1,284,994		1,282,206
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

Date:	December 5, 2012	EXPRESS, INC.

		By:	/s/ D. Paul Dascoli
D. Paul Dascoli
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)