Form 10-K
period 2013-02-02
EXPRESS, INC.
filed 2013-04-02
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

 Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

Aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of July 28, 2012: $1,376,480,936.
 The number of outstanding shares of the registrant's common stock was 85,354,478 as of March 21, 2013.

DOCUMENT INCORPORATED BY REFERENCE:

Portions of the registrant's definitive proxy statement for the Annual Meeting of Stockholders, to be held on June 6, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS.
In this section, "Express","we", "us," "the Company", and "our" refer to Express, Inc. together with its predecessors and its consolidated subsidiaries as a combined entity. Our fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. All references herein to "2012", "2011", and "2010" refer to the 53-week period ended February 2, 2013, and the fifty-two week periods ended January 28, 2012 and January 29, 2011, respectively.
General

Express is a specialty apparel and accessory retailer offering both women's and men's merchandise. We have over 30 years of experience offering a distinct combination of style and quality at an attractive value, targeting women and men between 20 and 30 years old. We offer our customers an assortment of fashionable apparel and accessories to address fashion needs across multiple aspects of their lifestyles, including work, casual, jeanswear, and going-out occasions.

We opened our first store in Chicago, Illinois in 1980 as a division of L Brands, Inc. (formerly known as Limited Brands, Inc.) ("L Brands"). In 2007, investment funds managed by Golden Gate Private Equity, Inc. ("Golden Gate") acquired a controlling interest in the Express division from L Brands. In May 2010, Express, Inc., the parent company of subsidiaries that operate our business, was converted into a Delaware corporation and completed an initial public offering ("IPO"), including listing its common stock on the New York Stock Exchange. In this Annual Report on Form 10-K, we refer to all of the events that occurred in connection with the IPO as the "Reorganization".

As of February 2, 2013, we operated 625 stores across the United States, in Canada, and in Puerto Rico. Our stores are located primarily in high-traffic shopping malls, lifestyle centers, and street locations, and average approximately 8,700 gross square feet. We also sell our products through our e-commerce website, express.com, and have franchise agreements with franchisees who operate Express stores in Latin America and the Middle East. Our product assortment is a mix of core styles balanced with the latest fashions, a combination we believe our customers look for and value in our brand. Our 2012 net sales were comprised of approximately 62% women's merchandise and approximately 38% men's merchandise.

We report one segment, which includes the operation of our brick and mortar retail stores and the express.com e-commerce website. Additional information about our reportable segment can be found in Note 2 of our Consolidated Financial Statements.

Competitive Strengths

We believe that our primary competitive strengths are as follows:

Established Lifestyle Brand. With over 30 years of heritage, the Express brand represents a distinctive point of view that is sexy, sophisticated, and social. We believe that our customers view Express as a fashion authority and look to us to provide them with the latest fashions. The Express brand differentiates itself by offering (1) a balanced assortment of core styles and the latest fashions; (2) products that address fashion needs across multiple wearing occasions, including work, casual, jeanswear and going-out occasions; and (3) quality products at an attractive value.

Attractive Market and Customer Demographic. We are part of the specialty apparel market focusing on 20 to 30 year old women and men. We believe the specialty apparel market is a significant piece of the total apparel market for this demographic and that the Express brand appeals to a particularly attractive subset of this group, who we believe spend a higher percentage of their budget on fashion compared to the broader population.
Go-To-Market Strategy. We design the majority of our product assortment in our New York City design studio based on an extensive review of fashion trends, styles, fabrics, colors, fits, and prices for the upcoming season. Our product testing processes allow us to test approximately three-quarters of our merchandise in select stores before placing orders for our broader store base. In addition, we assess sales data and new product development on a weekly basis in order to make in-season inventory adjustments where possible, which allows us to respond to the latest trends. We believe that we have an efficient, diversified, and flexible supply chain, including a network of third-party manufacturers located throughout the world, that allows us to quickly identify and respond to trends and bring a tested assortment of high quality products at competitive prices to our stores. We believe our model allows us to better meet customer demand and enables us to reduce inventory risk and improve product margins through reduced markdowns.

Optimized Real Estate Portfolio. Our stores are located in high-traffic shopping malls, lifestyle centers, and street locations in 47 states across the United States, as well as in the District of Columbia, Puerto Rico, and two provinces in Canada. As a result of our strong brand and established retail presence of over 30 years, we have been able to acquire high-traffic locations in most retail centers in which we operate. Substantially all of our stores were profitable in 2012.

Proven and Experienced Team. Michael Weiss, our Chief Executive Officer, has more than 40 years of experience in the fashion industry and has served as our Chief Executive Officer for over 20 years. In addition, our senior management team has an extensive amount of experience across a broad range of disciplines in the specialty retail industry, including design, sourcing, merchandising, planning and allocation, and real estate. Experience and tenure with Express extends deep into our organization, including district and store managers, who have been with Express for a number of years.
Growth Strategy
Key elements of our business and growth strategies include the following:

Improve Sales and Margins of Our Existing Retail Stores.  We seek to grow our comparable sales and operating margins through execution of our go-to-market strategy. Our go-to-market strategy is designed to allow us to offer a product assortment that is more appealing to our customers, which allows us to reduce inventory risk and improve product margins through reduced markdowns. Additionally, we have modified our promotional pricing to provide more clarity to our customers and have also introduced additional women's and men's fragrances and women's and men's watches.
Expand Our Store Base. We believe there are attractive, high-traffic locations that present opportunities for us to expand our store base. We currently plan to open approximately 7 stores, net of closures, in 2013, including 4 stores in Canada, representing a 2 % increase in square footage. We also have plans to open 2 flagship locations, one in Union Square in San Francisco and the other in Times Square in New York. The Union Square location, which is approximately 16,000 square feet, is expected to open in late fall 2013, while the Times Square location, which is approximately 30,000 square feet, is expected to open in spring 2014. During 2012, we opened 16 stores in the United States and Canada, net of closures, growing our square footage by 3%.
Expand Our e-Commerce Platform. We believe that our target customer regularly shops online, and we see continued opportunity to grow our e-commerce business by providing our customers with a seamless retailing experience. In addition, we believe our multi-channel platform will allow us to continue to improve overall profit margins as our e-commerce business becomes an increased percentage of our sales. In 2012, e-commerce represented 13% of our total sales.

Expand Internationally. We believe Express has the potential to be a successful global brand. During 2012, we entered into new franchise agreements covering portions of Latin America and ended the year with 11 franchisee-operated stores in the Middle East and 4 franchisee-operated stores in Latin America. Over the next 5 years, we believe there are opportunities to expand the Express brand internationally through additional franchise agreements with local partners across the globe, joint venture relationships, and company-owned stores in targeted countries.

See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding progress against our growth pillars in the current year.
Our Products
We offer our customers an assortment of fashionable merchandise to address multiple wearing occasions, including work, casual, jeanswear, and going-out occasions. The majority of our products are created by our in-house design team and range from core styles to the latest fashions. We believe we have developed a portfolio of products that have significant brand value, including the Editor pant and 1MX shirt. We focus on providing our customers with attractively-priced merchandise that is well-constructed and made from quality materials that are designed to last for several seasons, and believe our customers value our consistent fit and detailing.
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
Design and Merchandising
Our internal design and merchandising team designs quality products consistent with our brand image. We have strategically located our design studio on 5th Avenue in New York City to ensure that our staff of designers are immersed in the heart of

New York City's fashion community and have easy access to inspiration from other high-fashion markets here and abroad. We believe our dual offices in New York City, New York and Columbus, Ohio provide us a balanced design and merchandising perspective.
We develop 4 seasonal collections per year and then subdivide them so that new products are introduced more frequently in our stores, providing on-going freshness to the existing merchandise assortment. The seasonal design process begins approximately 45 weeks in advance of store delivery with a collaborative planning effort among design, merchandising, manufacturing, planning and allocation, and finance departments.
Sourcing
Our Sourcing Methods
We utilize a broad base of manufacturers located throughout the world that we believe produce goods at the level of quality that our customers demand and can supply products to us on a timely basis at competitive prices. We do not own or operate any manufacturing facilities and, as a result, contract with third-party vendors for production of all of our merchandise. We purchase both apparel and accessories through intermediaries and directly from manufacturers. Our relationships with direct manufacturers are sometimes supported by intermediaries who help coordinate our purchasing requirements with the factories. In exchange for a commission, these buying agents identify suitable vendors and coordinate our purchasing requirements with vendors by placing orders for merchandise on our behalf, ensuring the timely delivery of goods to us, obtaining samples of merchandise produced in factories, inspecting finished merchandise, and carrying out administrative communications on our behalf.
We purchase the majority of our merchandise outside of the United States through arrangements with approximately 70 vendors utilizing approximately 335 foreign manufacturing facilities located in approximately 25 countries throughout the world, primarily in Asia and South and Central America. Our top 10 manufacturers, based on cost, supplied approximately 30% of our merchandise in 2012. We purchase our merchandise using purchase orders and, therefore, are not subject to long-term production contracts with any of our vendors, manufacturers, or buying agents.
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
Distribution
We centrally distribute our products from distribution centers in Columbus and Groveport, Ohio that are owned and operated by third parties. Virtually all of our merchandise is received, processed, warehoused, and distributed through the Columbus distribution facility. Merchandise is typically shipped to our stores and to the Groveport distribution facility via third-party delivery services multiple times per week, providing them with a steady flow of new inventory.
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
Our Stores Locations
As of February 2, 2013, we operated 625 stores in 47 states across the United States, as well as in the District of Columbia, Puerto Rico, and Canada.

The following store list shows the number of stores we operated in the United States and Puerto Rico as of February 2, 2013:

Location	Count	Location	Count	Location	Count
Alabama	9	Kentucky	6	North Dakota	1
Arizona	9	Louisiana	8	Ohio	20
Arkansas	3	Maine	2	Oklahoma	5
California	76	Maryland	12	Oregon	4
Colorado	10	Massachusetts	20	Pennsylvania	27
Connecticut	10	Michigan	20	Puerto Rico	3
Delaware	3	Minnesota	12	Rhode Island	3
District of Columbia	1	Mississippi	3	South Carolina	9
Florida	49	Missouri	11	South Dakota	1
Georgia	19	Nebraska	3	Tennessee	11
Hawaii	1	Nevada	7	Texas	52
Idaho	1	New Hampshire	4	Utah	5
Illinois	33	New Jersey	20	Vermont	1
Indiana	11	New Mexico	3	Virginia	19
Iowa	7	New York	43	Washington	9
Kansas	4	North Carolina	14	West Virginia	1
				Wisconsin	9
				Total	614

The following store list shows the number of stores we operated in Canada as of February 2, 2013:

Location	Count
Alberta	4
British Columbia	2
Ontario	5
Total	11
The following store list shows the number of stores operated by our franchisees in the Middle East and Latin America as of February 2, 2013:

Location	Count
Middle East
Kuwait	1
United Arab Emirates	4
Kingdom of Saudi Arabia	5
Lebanon	1

Latin America
Panama	1
Peru	1
Mexico	2

Total	15

Store Design and Environment
We design our stores to create a distinctive and engaging shopping environment that we believe resonates with our customers. Our stores feature a vibrant and youthful look, bright signage, and popular music. Our stores are constructed and finished to allow us to efficiently shift merchandise displays throughout the year as seasons dictate. In July 2011, we introduced a new store design that is consistent with our design philosophy. This new store design was utilized for new and remodeled stores beginning in 2012. As of February 2, 2013, we operate 44 stores in the new design format. To further enhance our customers' experience, we seek to attract enthusiastic store associates who are knowledgeable about our products and able to offer superior customer service and expertise. We believe that our store atmosphere enhances our brand as a provider of the latest fashions.

Competition
The specialty apparel retail market is highly competitive. We compete with other brick-and-mortar and e-commerce retailers that engage in the retail sale of women's and men's apparel, accessories, and similar merchandise. We compete on the basis of a combination of factors, including, among others, breadth, quality, price, and style of merchandise offered, in-store and on-line experience, level of customer service, and brand image. See "Competitive Strengths" for a description of how we believe we differentiate ourselves from our competitors. Our success depends in substantial part on our ability to anticipate and respond quickly to fashion trends, maintain the strength of the Express brand in the United States, and increase awareness of the Express brand globally.

Store Management and Training
We believe that our store managers and associates are important to our success. On average, our store managers have been with Express for 7 years. We believe our managers and associates deliver a superior shopping experience as a result of the training we provide, the culture of accountability we foster, the incentives we offer, and the decision-making authority we grant to store managers.

Marketing and Brand Building
We use a variety of marketing vehicles to increase customer traffic and build brand loyalty. These include direct mail offers, e-mail communications, in-store promotions, print, television and digital advertising, and social networking sites, such as Facebook and Twitter. We offer a private-label credit card through an agreement with World Financial Network National Bank ("WFNNB") under which WFNNB owns the credit card accounts and Alliance Data Systems Corporation provides services to our private-label credit card customers. All of our proprietary credit cards carry the Express logo. We also have a tender-agnostic customer loyalty program, Express NEXT, that offers customers the opportunity to earn rewards in conjunction with purchases of Express product and other engagement with the Express brand. We believe the Express NEXT program encourages frequent store and website visits and promotes multiple-item purchases, thereby cultivating customer loyalty to the Express brand, resulting in a potential for increased sales.

Technology
We actively look for ways to use technology to improve the customer experience, both in-store and on-line, and differentiate ourselves from competitors. After the Christmas holiday, we transitioned our website hosting from a third party to an internal team that will utilize a platform customized to our specific needs. This will enhance overall system performance, provide improved analytics and more creative control, and enable delivery of a more seamless experience between our stores and website. Online sales are currently supported from the store point-of-sale system. Over time, this enhanced platform will enable us to offer additional features, such as placing orders online and picking up selections at a designated store.

Our digital marketing efforts include the use of social media and mobile applications. They are designed to reach our customers using the communication and shopping channels widely adopted by our customers. As a result, we can more successfully keep our brand front of mind and also make it easier for customers to purchase from us.

Our information technology systems provide a full range of business process support and information to our store, merchandising, financial, and real estate business teams. We utilize a combination of customized and industry standard software systems to provide various functions related to point-of-sale, inventory management, design, planning and allocation, and financial reporting. During 2012, we made additional investments to upgrade our general ledger, stock ledger, and allocation systems to provide additional capabilities to support our 4 growth pillars, particularly international expansion. Looking ahead, we anticipate additional capital expenditures for upgrades to our human resources information and merchandise management systems to further support our 4 growth pillars.
Intellectual Property
The Express trademark and certain variations thereon, such as Express World Brand, are registered or are subject to pending trademark applications with the United States Patent and Trademark Office and/or with the registries of many foreign countries. In addition, we own domain names, including express.com which include our primary trademarks. We believe our material trademarks have significant value, and we vigorously protect them against infringement.

Regulation and Legislation
We are subject to labor and employment laws, including minimum wage requirements, laws governing advertising and promotions, privacy laws, safety regulations, and other laws, such as consumer protection regulations that govern product standards and regulations with respect to the operation of our stores. We monitor changes in these laws and believe that we are in material compliance with applicable laws.
Substantially all of our products are manufactured outside the United States. These products are imported and are subject to United States customs laws, which impose tariffs as well as import quota restrictions for textiles and apparel. Some of our imported products are eligible for duty-advantaged programs. While importation of goods from foreign countries from which we buy our products may be subject to embargo by United States customs authorities if shipments exceed quota limits, we closely monitor import quotas and believe we have a diversified sourcing network to allow us to efficiently shift production to factories located in countries with a similar manufacturing base if necessary.
Employees
We currently employ approximately 17,000 associates. Approximately 700 employees are based at our home office locations in either Columbus or New York City, approximately 70 are field-based regional or district managers, approximately 1,600 are in-store managers or co-managers, and approximately 14,500 are in-store sales associates. None of our employees are represented by a union, and we have had no labor-related work stoppages. We believe our relations with our employees are good.
Seasonality
Our business is seasonal and, historically, we have realized a higher portion of our net sales and net income in the third and fourth quarters due primarily to early Fall selling patterns as well as the impact of the holiday season. In 2012, approximately 56% of our net sales were generated in the Fall season (third and fourth quarters), while approximately 44% were generated in the Spring season (first and second quarters). Cash needs are typically higher in the first and third quarters due to inventory-related working capital requirements for early Fall and holiday selling periods. Our business is also subject, at certain times, to calendar shifts, which may occur during key selling periods close to holidays such as Easter, Thanksgiving, and Christmas, and regional fluctuations for events such as sales tax holidays.

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
Our focus on fashion-conscious young women and men means that we have a target market of customers whose preferences cannot be predicted with certainty and are subject to change. Our success depends in large part upon our ability to effectively identify and respond to changing fashion trends and consumer demands and to translate market trends into appropriate, saleable product offerings. Our failure to identify and react appropriately to new and changing fashion trends or tastes, or to accurately forecast demand for certain product offerings could lead to, among other things, excess or insufficient amounts of inventory, markdowns, and write-offs, which could materially adversely affect our business and our brand image. Because our success depends significantly on our brand image, damage to our brand image as a result of our failure to respond to changing fashion trends could have a negative impact on us.
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
Our sales and results of operations are affected by a variety of factors, including fashion trends, changes in our merchandise mix, the ratio of online sales to store sales, the effectiveness of our inventory management, actions of competitors or mall anchor tenants, holiday or seasonal periods, changes in general economic conditions and consumer spending patterns, the timing of promotional events, customer traffic and weather conditions. As a result, our results of operations fluctuate on a quarterly basis and relative to corresponding periods in prior years, and any of these factors could adversely affect our business and could cause our results of operations to decline. For example, our third and fourth quarter net sales are impacted by early Fall shopping trends and the holiday season. Any significant decrease in net sales during the early Fall selling period or the holiday season would have a material adverse effect on us. In addition, in order to prepare for these seasons, we must order and keep in stock significantly more merchandise than we carry during other parts of the year. This inventory build-up may require us to expend cash faster than we generate it by our operations during this period. Any unanticipated decrease in demand for our products during these peak shopping seasons could require us to sell excess inventory at a substantial markdown, which could have a material adverse effect on our business, profitability, ability to repay indebtedness, and our brand image with customers.
We could face increased competition from other retailers that could adversely affect our ability to generate higher net sales and our ability to obtain favorable store locations.
We face substantial competition in the specialty retail apparel and accessory industry. We compete with other brick-and-mortar and e-commerce retailers that engage in the retail sale of women's and men's apparel, accessories, and similar merchandise. We compete on the basis of a combination of factors, including, among others, breadth, quality, price, and style of merchandise offered, in-store and on-line experience, level of customer service, ability to offer new and emerging fashion trends, and brand image. Our success depends in substantial part on our ability to anticipate and respond quickly to fashion trends, maintain the strength of the Express brand in the United States, and increase awareness for the Express brand globally.
Some of our competitors have greater financial, marketing, and other resources available. In many cases, our competitors sell their products in stores that are located in the same shopping malls or lifestyle centers as our stores. In addition to competing for sales, we compete for favorable site locations and lease terms in shopping malls and lifestyle centers, and our competitors may be able to secure more favorable locations than us as a result of their relationships with, or appeal to, landlords. We also compete with other retailers for personnel. Our competitors may also sell substantially similar products at reduced prices through the Internet or through outlet centers or discount stores, increasing the competitive pricing pressure for those products. We cannot assure you that we will continue to be able to compete successfully against existing or future competitors. Our expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could have a material adverse effect on us.
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
Failure by our manufacturers to comply with our guidelines also exposes us to various risks, including with respect to use of acceptable labor practices and compliance with applicable laws. We do not independently investigate whether our vendors and manufacturers use acceptable labor practices and comply with applicable laws, such as child labor and other labor laws, and instead rely on audits performed by several third-party auditors. Our business may be negatively impacted should any of our manufacturers experience an interruption in operations, including due to labor disputes and failure to comply with laws, and our business may suffer from negative publicity for using manufacturers that do not engage in acceptable labor, environmental, or other socially responsible practices or fail to comply with applicable laws. Any of these results could harm our brand image and have a material adverse effect on our business and growth.

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
We purchase the majority of our merchandise outside of the United States through arrangements with approximately 70 vendors, utilizing approximately 335 foreign manufacturing facilities located throughout the world, primarily in Asia and Central and South America. Political, social or economic instability in Asia, Central or South America, or in other regions in which our manufacturers are located, could cause disruptions in trade, including exports. Other events that could also cause disruptions to exports include:

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
Our distribution facilities are operated by third parties. Our Columbus facility operates as our central distribution facility and supports our entire domestic business, as all of our merchandise is shipped to the central distribution facility from our vendors and is then packaged and shipped to our stores or the e-commerce distribution facility in Groveport for further distribution to our online customers. The success of our stores and the satisfaction of our online customers depend on their timely receipt of merchandise. The efficient flow of our merchandise requires that the third parties who operate the distribution facilities have adequate capacity in both distribution facilities to support our current level of operations and any anticipated increased levels that may follow from the growth of our business. If we encounter difficulties with the distribution facilities or in our relationships with the third parties who operate the facilities, or if either facility were to shut down for any reason, including as a result of fire or other natural disaster or work stoppage, we could face shortages of inventory, resulting in “out of stock” conditions in our stores, incur significantly higher costs and longer lead times associated with distributing our products to both our stores and online customers, and experience dissatisfaction from our customers. Any of these issues could have a material adverse effect on our business and harm our reputation.
We rely upon independent third-party transportation providers for substantially all of our product shipments and are subject to increased shipping costs as well as the potential inability of our third-party transportation providers to deliver on a timely basis.
We currently rely upon independent third-party transportation providers for substantially all of our product shipments, including shipments to and from all of our stores and to our customers. Our utilization of these delivery services for shipments is subject to risks, including increases in fuel prices, which would increase our shipping costs, and employee strikes and inclement weather, which may impact a shipping company's ability to provide delivery services that adequately meet our shipping needs. If we change the shipping companies we use, we could face logistical difficulties that could adversely affect deliveries, and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from our current independent third-party transportation providers which, in turn, would increase our costs.
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
Additionally, we plan to expand our business internationally through franchise agreements, joint ventures, and company-owned and operated stores in select markets, and these plans could be negatively impacted by a variety of factors. We may be unable to find acceptable partners with whom we can enter into agreements with, negotiate acceptable terms for these agreements, and gain acceptance from consumers outside of the United States. Franchise agreements also create the inherent risk as to whether such third parties are able to both effectively operate the businesses and appropriately project our brand image in their respective markets. Ineffective or inappropriate operation of the franchise businesses or projection of our brand image could create difficulties in the execution of our international expansion plan.
Our domestic growth and international expansion plans will place increased demands on our financial, operational, managerial, and administrative resources. These increased demands may cause us to operate our business less efficiently, which in turn could cause deterioration in the performance of our existing stores. Furthermore, relating to our international expansion, our ability to conduct business in international markets may be affected by legal, regulatory, political, and economic risks, including our unfamiliarity with local business and legal environments in other areas of the world. Our international expansion strategy and success could also be adversely impacted by the global economy, as well as by fluctuations in the value of the dollar against foreign currencies. Our planned growth will also require additional infrastructure for the development, maintenance, and monitoring of new stores and our e-commerce business. In addition, if our current management systems and information systems are insufficient to support this expansion, our ability to open new stores and to manage our existing stores, e-commerce business, and franchise arrangements would be adversely affected. If we fail to continue to improve our infrastructure, we may be unable to implement our growth strategy or maintain current levels of operating performance in our existing stores.
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
Some of our leases have early cancellation clauses, which permit the lease to be terminated by us or the landlord if certain sales levels are not met in specific periods or if the center does not meet specified occupancy standards. In addition to future minimum lease payments, some of our store leases provide for additional rental payments based on a percentage of net sales, or “percentage rent,” if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges, real property insurance, and real estate taxes. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions. As we expand our store base, our lease expense and our cash outlays for rent under the lease terms will increase.
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

We rely on third parties to provide us with certain key services for our business. If any of these third parties fails to perform their obligations to us or declines to provide services to us in the future, we may suffer a disruption to our business. Furthermore, we may be unable to provide these services or implement substitute arrangements on a timely and cost-effective basis on terms favorable to us.

We rely on many different third parties to provide us with certain key services. For example, we rely on a third party to operate our central distribution facility in Columbus, Ohio and to provide certain inbound and outbound transportation and delivery services, distribution services, customs, and brokerage services. We also rely on another third party to provide us with logistics and other services related to our e-commerce operations. In connection with our sourcing activities, we rely on approximately 70 buying agents and vendors to help us source products from approximately 335 manufacturing facilities, and in connection with our marketing activities, we rely on a third parties to administer our customer database, our loyalty program, and our gift cards. We also rely on a third party to administer our payroll. If any of these third parties fails to perform their obligations to us or declines to provide services to us in the future, we may suffer a disruption to our business. Furthermore, we may be unable to provide these services or implement substitute arrangements on a timely and cost-effective basis on terms favorable to us.
We rely significantly on information systems and any failure, inadequacy, interruption, or security failure of those systems could harm our ability to effectively operate our business, harm our net sales, increase our expenses, and harm our reputation.
Our ability to effectively manage and maintain our inventory, ship products to our stores and our customers on a timely basis, communicate with our customers, and conduct customer transactions depends significantly on our information systems. To manage the growth of our operations, we will need to continue to improve and expand our operational and financial systems, real estate management systems, transaction processing, internal controls, and business processes. In doing so, we could encounter implementation issues and incur substantial additional expenses. The failure of our information systems to operate effectively, problems with transitioning to upgraded or replacement systems or expanding them into new stores, or a breach in security of these systems could adversely impact the promptness and accuracy of our merchandise distribution, transaction processing, financial accounting and reporting, the efficiency of our operations, and our ability to properly forecast earnings and cash requirements. We could be required to make significant additional expenditures to remediate any such failure, problem, or breach. Such events may have a material adverse effect on us.
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
 Experienced computer programmers and hackers, or even internal users, may be able to penetrate our network security and misappropriate our confidential information or that of third parties, including our customers, create system disruptions or cause shutdowns. In addition, employee error, malfeasance or other errors in the storage, use, or transmission of any such information could result in a disclosure to third parties outside of our network. As a result, we could incur significant expenses addressing problems created by any such inadvertent disclosure or any security breaches of our network. This risk is heightened because we collect and store customer information, including credit card information, and use certain customer information for marketing purposes. Any compromise of customer information could subject us to customer or government litigation and harm our reputation, which could adversely affect our business and growth.

There are claims made against us from time to time that can result in litigation or regulatory proceedings which could distract management from our business activities and result in significant liability.
We face the risk of litigation and other claims against us. Litigation and other claims arise in the ordinary course of our business and include commercial disputes, intellectual property issues, consumer protection and privacy matters, product-oriented allegations, employee claims, and premise liability claims. Express, LLC is named as a defendant in a purported class action lawsuit alleging claims under the Fair Labor Standards Act and other state labor law violations. See Note 15 to our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" in Part II of this Annual Report on Form 10-K. Any claims could result in litigation against us and could also result in regulatory proceedings being brought against us by various federal and state agencies that regulate our business, including the United States Equal Employment Opportunity Commission. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant management time. Litigation and other claims and regulatory proceedings against us could result in unexpected expenses and liability, and could also materially adversely affect our operations and our reputation.
In addition, we may be subject to liability if we infringe the trademarks or other intellectual property rights of third parties. If we were to be found liable for any such infringement, we could be required to pay substantial damages and could be subject to injunctions preventing further infringement. Such infringement claims could harm our brand image and any payments we are required to make and any injunctions we are required to comply with as a result of such infringement actions could adversely affect our financial results.
Changes in laws, including employment laws and laws related to our merchandise, could make conducting our business more expensive or otherwise change the way we do business.
We are subject to numerous regulations, including labor and employment, product safety, customs, consumer protection, privacy, and zoning and occupancy laws and ordinances that regulate retailers generally and/or govern the importation, promotion, and sale of merchandise, and the operation of stores and warehouse facilities. If these regulations were to change or were violated by our management, employees, vendors, buying agents, or trading companies, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our merchandise and hurt our business and results of operations.
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
Moreover, changes in product safety or other consumer protection laws or environmental laws could lead to increased costs to us for certain merchandise or additional costs associated with readying merchandise for sale. It is often difficult for us to plan and prepare for potential changes to applicable laws and future actions or payments related to such changes could be material to us.
We may be unable to protect our trademarks or other intellectual property rights and may be precluded from using trademarks in certain countries, which could harm our business.
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
The laws of certain foreign countries may not protect the use of unregistered trademarks to the same extent as do the laws of the United States. As a result, international protection of our brand image may be limited, and our right to use our trademarks outside the United States could be impaired. Other persons or entities may have rights to trademarks that contain portions of our marks or may have registered similar or competing marks for apparel and/or accessories in foreign countries. There may also be other prior registrations of trademarks identical or similar to our trademarks in other foreign countries. Accordingly, it may be possible for others to prevent the sale or manufacture of our branded goods in certain foreign countries. Our inability to register our trademarks or purchase or license the right to use the relevant trademarks or logos in these jurisdictions could limit our ability to penetrate new markets in jurisdictions outside the United States.

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
We have, and we will continue to have, a significant amount of indebtedness. As of February 2, 2013, we had $198.8 million of outstanding indebtedness (net of unamortized original issue discounts of $2.0 million). As of February 2, 2013, we had no borrowings outstanding and $195.8 million available under our $200.0 million secured Asset-Based Loan Credit Agreement (the "Revolving Credit Facility"). Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. We also have, and will continue to have, significant lease obligations. As of February 2, 2013, our minimum annual rental obligations under long-term lease arrangements for 2013 and 2014 were $202.4 million and $174.1 million, respectively. Our substantial indebtedness and lease obligations could have important consequences and significant effects on our business. For example, they could:

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

In addition, in the agreement governing our Revolving Credit Facility, we are required to maintain a fixed charge coverage ratio of 1.00 to 1.00, if excess availability plus eligible cash collateral is less than 10% of the borrowing base for 15 consecutive days.
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
In connection with the Reorganization, we elected to be treated as a corporation under Subchapter C of Chapter 1 of the Internal Revenue Code of 1986, as amended (the “Code”), effective May 2, 2010, which subjects us to additional taxes and risks, including tax on our income. In addition, we may be subject to periodic audits by the Internal Revenue Service and other taxing authorities. These audits may challenge certain of our tax positions, such as the timing and amount of deductions and allocations of taxable income to the various jurisdictions. These additional taxes and the results of any tax audits could adversely affect our financial results.
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
 Our ability to pay dividends and repurchase shares is subject to restrictions in our existing credit arrangements, results of operations, and capital requirements.
Any determination to pay dividends or repurchase additional shares in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, our financial condition, contractual restrictions, restrictions imposed by applicable law, and other factors our Board of Directors deems relevant. Our ability to pay dividends on or repurchase our common stock is limited by agreements governing our indebtedness and may be further restricted by the terms of any of our future debt or preferred securities. Additionally, because we are a holding company, our ability to pay dividends on our common stock is limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us, including restrictions under the terms of the agreements governing our indebtedness.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Home Office, Distribution Center, and Design Studio

The lease for our executive office space in Columbus, Ohio is scheduled to terminate April 30, 2016, but may be extended by us for an additional five years through April 2021. The lease for our design offices in New York City expires in July 2026.

The lease for our distribution facility is scheduled to terminate in April 2021, but may be terminated by either party upon 36 months prior notice provided that the lease term may not end prior to April 2017 or between the months of October and February.
Stores
All of our 625 stores are leased from third parties. See "Item 1. Business - Our Stores" for further information on the location of our stores.
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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock began trading on the NYSE on May 13, 2010 under the symbol "EXPR". Prior to that date, there was no public market for our common stock. As of March 21, 2013, there were approximately 50 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.
The table below sets forth the high and low sales prices per share of our common stock reported on the NYSE for 2012 and 2011.

	Market Price
	High	Low
2012
Fourth quarter	$18.81	$10.47
Third quarter	$17.45	$10.93
Second quarter	$24.39	$16.01
First quarter	$26.27	$21.49

	Market Price
	High	Low
2011
Fourth quarter	$23.52	$18.45
Third quarter	$23.67	$16.12
Second quarter	$24.02	$18.93
First quarter	$21.97	$16.83
Dividends
We did not pay any dividends in 2012 or 2011. Our ability to pay dividends is restricted by the terms of the agreements governing our outstanding indebtedness. For more information about these restrictions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Existing Credit Facilities". Any future determination to pay dividends will be made at the discretion of our Board of Directors and will depend on our results of operations, restrictions contained in current or future financing arrangements, and other factors as deemed relevant.
Share Repurchases
The following table provides information regarding the purchase of shares of our common stock made by or on behalf of us or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange Act of 1934, during each month of the quarterly period ended February 2, 2013:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (2)
October 28, 2012 - November 24, 2012	496	$11.61	—	35,038
November 25, 2012 - December 29, 2012	82	$14.84	—	35,038
December 30, 2012 - February 2, 2013	—	—	—	35,038
Total	578		—

(1) Represents shares of restricted stock purchased in connection with employee tax withholding obligations under the Express, Inc. 2010 Incentive Compensation Plan (as amended, the "2010 Plan").
(2) On May 24, 2012, the Board authorized the repurchase of up to $100 million of our common stock (the "Repurchase Program"), which may be made from time to time in open market or privately negotiated transactions. The Repurchase Program may be suspended, modified, or discontinued at any time, and we have no obligation to repurchase any amount of its common stock under the program.

During 2012, we repurchased approximately 4.0 million shares of our common stock in the open market at an aggregate purchase price of $65.0 million, excluding broker commissions of approximately $0.1 million.
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

Dollars
160
150
140
130
120
110
100
90
13-May-10
29-Jan-11
28-Jan-12
2-Feb-13
Period Ending
Express, Inc.
S&P 500

	5/13/10	1/29/11	1/28/12	2/2/13
Express, Inc.	$100.00	$105.91	$134.53	$113.80
S&P 500 Index	$100.00	$110.27	$113.73	$130.73
Dow Jones U.S. Apparel Retailers Index	$100.00	$103.16	$121.22	$149.61

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

ITEM 6. SELECTED FINANCIAL DATA.
SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OPERATING DATA
The following tables set forth our selected historical consolidated financial and operating data as of the dates and for the periods indicated. The selected historical consolidated financial and operating data as of February 2, 2013 and January 28, 2012 and for the years ended February 2, 2013, January 28, 2012, and January 29, 2011 are derived from our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of January 29, 2011, January 30, 2010 and January 31, 2009, and the selected operating data for the periods ended January 30, 2010 and January 31, 2009 are derived from our audited Consolidated Financial Statements, which are not included herein.
 The selected historical consolidated data presented below should be read in conjunction with the sections entitled “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and the related Notes and other financial data included elsewhere in this Annual Report on Form 10-K.

	Year Ended
	2012*	2011	2010	2009	2008
	(dollars in thousands, excluding net sales per gross square foot and per share data)
Statement of Operations Data:
Net sales	$2,148,069	$2,073,355	$1,905,814	$1,721,066	$1,737,010
Cost of goods sold, buying and occupancy costs	1,405,430	1,318,894	1,227,490	1,175,088	1,280,018
Gross profit	742,639	754,461	678,324	545,978	456,992
Selling, general, and administrative expenses	491,599	483,823	461,073	409,198	447,071
Other operating (income) expense, net	(523)	(308)	18,000	9,943	6,007
Operating income	251,563	270,946	199,251	126,837	3,914
Interest expense	19,555	35,804	59,493	53,222	36,531
Interest income	(3)	(12)	(16)	(484)	(3,527)
Other (income) expense, net	40	(411)	(1,968)	(2,444)	(300)
Income (loss) before income taxes	231,971	235,565	141,742	76,543	(28,790)
Income tax expense (1)	92,704	94,868	14,354	1,236	246
Net income (loss)	$139,267	$140,697	$127,388	$75,307	$(29,036)
Dividends declared per share	$—	$—	$0.56	$—	$—
Earnings per share:
Basic	$1.60	$1.59	$1.49	$1.01	$(0.40)
Diluted	$1.60	$1.58	$1.48	$1.00	$(0.40)
Weighted average shares outstanding: (2)
Basic	86,852	88,596	85,369	74,566	72,516
Diluted	87,206	88,896	86,050	75,604	72,516
Other Financial and Operating Data:
Comparable sales change (3)	—%	6%	10%	(4)%	(3)%
Comparable sales change (excluding e-commerce sales) (3)	(3)%	3%	7%	(6)%	(3)%
Net sales per gross square foot (4)	$349	$355	$346	$321	$337
Total gross square feet (in thousands) (average)	5,307	5,196	5,029	5,033	5,060
Number of stores (at year end)	625	609	591	573	581
Capital expenditures	$99,674	$77,176	$54,843	$26,853	$50,551
Balance Sheet Data (at period end):
Cash and cash equivalents	$256,297	$152,362	$187,762	$234,404	$176,115
Working capital (excluding cash and cash equivalents )(5)	(53,211)	(31,536)	(56,054)	(65,794)	(28,317)
Total assets	1,019,199	866,320	862,749	869,554	860,413
Total debt (including current portion)	198,843	198,539	367,407	416,763	498,478
Total stockholders' equity	$371,162	$281,147	$130,162	$141,453	$97,099

* 2012 represents a fifty-three week year.

(1)
Prior to the Reorganization, we were treated as a partnership for federal income tax purposes, and therefore had not been subject to federal and state income tax, with the exception of a limited number of state and local jurisdictions. In connection with the Reorganization, we became taxable as a corporation, effective May 2, 2010, and recorded a $31.8 million tax benefit related to this conversion.

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

(3)
Comparable sales have been calculated based upon stores that were open at least thirteen full months as of the end of the reporting period. For 2012, comparable sales were calculated based upon the fifty-three week period ended February 2, 2013 compared to the fifty-three week period ended February 4, 2012. For 2012, 2011, 2010 and 2009, comparable sales include e-commerce merchandise sales.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section entitled “Risk Factors.” All references herein to "2012", "2011", and "2010" refer to the 53-week period ended February 2, 2013, and the fifty-two week periods ended January 28, 2012 and January 29, 2011, respectively. Comparable sales for 2012 were calculated based upon the fifty-three week period ended February 2, 2013 compared to the fifty-three week period ended February 4, 2012.

Overview
Express is a specialty apparel and accessories retailer offering both women's and men's merchandise. We have over 30 years of experience offering a distinct combination of style and quality at an attractive value, targeting women and men between 20 and 30 years old. We offer our customers an assortment of fashionable apparel and accessories to address fashion needs across multiple wearing occasions, including work, casual, jeanswear, and going-out occasions.

The results of 2012 were mixed, combining progress against 3 of our 4 growth pillars with financial results that did not meet our expectations:

•	New Store Growth: added 16 new stores, net of closures, and signed leases for 2 flagship locations to be opened in 2013 and 2014;

•	E-commerce Growth: increased sales by 32% over 2011, representing 13% of total net sales;

•	International Expansion: opened first 4 franchise stores in Latin America as well as 4 additional franchise stores in the Middle East.

Progress against our fourth growth pillar, improve existing store performance, was not achieved, with comparable sales, excluding e-commerce sales, down low single digits compared to 2011, driven by decreased traffic in our stores and a heightened promotional environment.

In 2012, net sales increased $74.7 million over 2011, including $27.0 million associated with the fifty-third week, representing a 4% increase. However, operating income declined to $251.6 million versus 2011, a 7% decrease, and net income decreased by $1.4 million to $139.3 million.  Earnings per diluted share were $1.60, with the fifty-third week contributing approximately $0.04 of that amount. This compares to $1.58 per diluted share in 2011, which included approximately $0.08 of non-core operating costs.
Comparable sales for 2012 were flat compared to an increase of 6% in 2011.  First quarter 2012 financial performance was strong, with the business generating comparable sales of 4%; however, it was followed by comparable sales of +1%, -5%, and +1.5% in the second, third, and fourth quarters of 2012, respectively. In response to poor performance during the second and third quarters of 2012, the Company introduced a number of initiatives, including: introducing entry price point fashion items in key categories, communicating clearer pricing and promotions, and taking steps to improve the execution of our go-to-market strategy, amongst other things. Execution against these initiatives generated a significant improvement in comparable sales later in the year, as they improved from -5% to +1.5% between the third and fourth quarters of 2012.
Improve Productivity of Our Retail Stores
Net sales per average gross square foot decreased from $355 for the year ended January 28, 2012 to $349 for the year ended February 2, 2013, primarily driven by decreased traffic in our stores. Net sales per average gross square foot is determined by dividing net sales (excluding e-commerce sales, shipping and handling revenue related to e-commerce, gift card breakage, and franchise revenue) for the period by average gross square feet during the period. Additionally, we continued to see increased promotional activity in order to sell through inventory, primarily in women's, which contributed to the lower margin. Despite a decrease in traffic, our men's business remained solid and performed well, achieving balanced growth across categories.

Expand Our Store Base
In 2012, we opened 28 new company-operated stores, including 5 stores in Canada, and closed 12 stores in the United States. As of February 2, 2013, we operated 625 locations. In 2013, we expect to open approximately 16 additional stores, including 4 in Canada, and close 9 stores in the United States. The planned store openings include one company-owned flagship store in the United States, with another planned to open in spring 2014. These flagships will result in approximately $8.0 million in incremental pre-opening rent expense in 2013. Our projected store closures are related to dual gender store conversions for the few locations where we still operate both women's and men's stand-alone stores, shopping center redevelopments, and exiting underperforming stores as their respective leases expire.

Expand Our e-Commerce Platform
In 2012, our e-commerce sales increased 32% over 2011, which was on top of a 39% increase over 2010. The growth in e-commerce sales in 2012 was driven by increased sales of both men's and women's merchandise. A significant contributor to our increase in e-commerce sales in 2012 was the continued movement towards more seamless multi-channel capabilities, including increasing our online assortment and improving online ordering capabilities in our stores. We also believe that our website, digital, mobile, and social media marketing initiatives continue to be drivers of our increase in e-commerce sales. In 2013, we plan to continue our investment in these initiatives, and, in addition, we brought our website hosting and administration in-house after Holiday 2012, providing us additional flexibility and control over the look, content, and feel of our website. We believe this affords us the opportunity to continue to grow e-commerce sales, although not necessarily at the same rate as in the past given the progress we have already made in this area. E-commerce sales represented 13% of our total net sales in 2012, and we continue to expect to see this channel grow to be at least 15% of net sales.

Expand Internationally
In 2012, we made steady progress on our international expansion strategy with additional franchise store openings in the Middle East and the first franchise store openings in Latin America, pursuant to a new franchise agreement covering Mexico and another franchise agreement covering multiple other Latin American countries. At year end, we were earning revenue from 15 franchise locations, a net increase of 8 stores from the fourth quarter of 2011. In 2013, we plan to sign deals with 2 additional franchise partners and open between 13 and 16 franchise store locations.
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures. These key measures include net sales, comparable sales and other individual store performance factors, gross profit, and selling, general, and administrative expenses. We also review other metrics such as EBITDA and Adjusted EBITDA.
Net Sales. Net sales reflects revenues from the sale of our merchandise, less returns and discounts, as well as shipping and handling revenue related to e-commerce, gift card breakage, and revenue earned from our franchise agreements.
Comparable Sales and Other Individual Store Performance Factors. Comparable sales are calculated based upon stores that were open at least thirteen full months as of the end of the reporting period. In 2012, comparable sales were calculated based upon the fifty-three week period ended February 2, 2013 compared to the fifty-three week period ended February 4, 2012. In the fourth quarter of 2010, we began including e-commerce sales in our comparable sales results and adjusted comparable sales figures retroactively back to the second quarter of 2009. A store is not considered a part of the comparable sales base if the square footage of the store changed by more than 20% due to remodel or relocation activities. As we continue to increase our store count, we expect that non-comparable sales will begin to contribute more to our total net sales than they currently do. We also review sales per gross square foot, average unit retail price, units per transaction, dollars per transaction, traffic, and conversion, among other things, to evaluate the performance of individual stores and on a company-wide basis.
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
Other Operating Expense, Net. Other operating expense, net includes advisory fees incurred prior to our IPO, excess proceeds received from the settlement of insurance claims, and gain/loss on disposal of assets.

Results of Operations
The table below sets forth the various line items in the Consolidated Statements of Income and Comprehensive Income as a percentage of net sales for the last three years.

	2012	2011	2010
Net sales	100%	100%	100%
Cost of goods sold, buying and occupancy costs	65%	64%	64%
Gross profit	35%	36%	36%
Selling, general, and administrative expenses	23%	23%	24%
Other operating (income) expense, net	—%	—%	1%
Operating income	12%	13%	10%
Interest expense	1%	2%	3%
Interest income	—%	—%	—%
Other (expense) income, net	—%	—%	—%
Income before income taxes	11%	11%	7%
Income tax expense	4%	5%	1%
Net income	6%	7%	7%
Fiscal Year Comparisons
Net Sales

	Year Ended
	2012	2011	2010
Net sales (in thousands)	$2,148,069	$2,073,355	$1,905,814
Comparable sales percentage change	—%	6%	10%
Comparable sales percentage change (excluding e-commerce sales)	(3)%	3%	7%
Gross square footage at end of period (in thousands)	5,423	5,267	5,128
Number of:
Stores open at beginning of period	609	591	573
New stores	28	27	23
Closed stores	(12)	(9)	(5)
Stores open at end of period	625	609	591

Net sales increased by approximately $74.7 million, or 4%, and included approximately $27.0 million related to the fifty-third week in 2012. Comparable sales were flat for 2012 compared to 2011. For 2012, comparable sales were calculated based upon the fifty-three week period ended February 2, 2013 compared to the fifty-three week period ended February 4, 2012. The flat comparable sales resulted from decreases in both transactions and average dollar sales, offset by growth in e-commerce sales. We attribute the decrease in transactions to lower traffic in our stores and a lesser acceptance of product in certain women's categories during the second and third quarters. Non-comparable sales increased $35.8 million, equally driven by new store openings and remodels.

Net sales increased $167.5 million from $1.9 billion in 2010 to $2.1 billion in 2011, a 9% increase. Comparable sales increased by $109.0 million, or 6%, in 2011 compared to 2010. The comparable sales growth was driven by growth in average dollar sales during the period as well as the continued growth in e-commerce sales. Non-comparable sales increased $58.5 million primarily driven by new store openings. Other revenue was $21.5 million in 2011, an increase of $4.0 million, compared to other revenue of $17.5 million in 2010, primarily as a result of more shipping and handling revenue related to e-commerce merchandise sales growth.
Gross Profit
The following table shows cost of sales and gross profit in dollars for the stated periods:

	Year Ended
	2012	2011	2010
	(in thousands)
Cost of goods sold, buying and occupancy costs	$1,405,430	$1,318,894	$1,227,490
Gross profit	$742,639	$754,461	$678,324
The 180 basis point decrease in gross margin, or gross profit as a percentage of net sales, in 2012 compared to 2011 was comprised of a 140 basis point deterioration in merchandise margin and a 40 basis point increase in buying and occupancy costs. The decrease in merchandise margin was primarily driven by higher product costs and increased promotional activity in the latter part of the second quarter and into the fall season. The increase in buying and occupancy costs is primarily driven by increased rent, including the impact of $7.8 million of pre-opening rent expense for the 2 flagship stores under construction.
From 2010 to 2011, we had an 80 basis point improvement in gross margin, or gross profit as a percentage of net sales. The improvement was comprised of 40 basis points of merchandise margin expansion and 40 basis points of buying and occupancy leverage. The merchandise margin expansion was primarily driven by average unit retail increases in certain categories, partially offset by average unit cost increases and higher cancellation charges resulting from our strategic positioning of fabric ahead of anticipated cost increases, along with improvements in the execution of our go-to-market strategy.
Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars for the stated periods:

	Year Ended
	2012	2011	2010
	(in thousands)
Selling, general, and administrative expenses	$491,599	$483,823	$461,073

The $7.8 million increase in selling, general, and administrative expenses in 2012 compared to 2011 was driven by a $4.7 million increase in information technology expenses to support international expansion and e-commerce growth, a $2.8 million increase in payroll primarily related to additional headcount at our home office to support our international expansion and e-commerce growth pillars, merit increases, and increased stock compensation expense, and a $2.5 million increase in marketing expense, primarily related to e-commerce activities. These increases were partially offset by a $2.3 million decrease in professional fees due to the secondary offerings in 2011 and hiring internal heads versus outsourcing labor needs in 2012.

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
Other Operating (Income) Expense, Net
The following table shows other operating (income) expense, net in dollars for the stated periods:

	Year Ended
	2012	2011	2010

Other operating expense (income), net	$(523)	$(308)	$18,000

The increase in other operating (income) expense, net in 2012 compared to 2011 was insignificant. The $18.3 million decrease in other operating (income) expense, net in 2011 compared to 2010 was driven by the $10.0 million fee paid to Golden Gate and $3.3 million fee paid to L Brands to terminate the Advisory Agreement and the LLC Agreement, respectively, upon completion of the IPO on May 18, 2010 and $4.7 million of expense related to on-going advisory fees with Golden Gate and L Brands prior to the IPO.
Interest Expense
The following table shows interest expense in dollars for the stated periods:

	Year Ended
	2012	2011	2010
	(in thousands)
Interest expense	$19,555	$35,804	$59,493

The $16.2 million decrease in interest expense in 2012 compared to 2011 resulted primarily from a $9.6 million loss on extinguishment related to the repurchases of $49.2 million of Senior Notes in the first and second quarters of 2011, the amendment of the $200 million Revolving Credit Facility in the second quarter of 2011, and the full prepayment of the Term Loan in the fourth quarter of 2011. The remaining reduction in expense relates to a lower debt balance in 2012 compared to 2011 due to the previously-mentioned repurchases and prepayment.

The $23.7 million decrease in interest expense in 2011 compared to 2010 resulted primarily from the $20.8 million loss on extinguishment of debt associated with the early repayment of the Topco Credit Facility in 2010, which, along with the repurchase of the Senior Notes in 2011, also led to $9.2 million in interest savings during 2011. These reductions were partially offset by the $9.6 million loss on extinguishments related to the repurchases of $49.2 million of Senior Notes, the amendment of the Revolving Credit Facility, and the prepayment of the Term Loan in 2011.
Income Tax Expense

The following table shows income tax expense in dollars for the stated periods:

	Year Ended
	2012	2011	2010
	(in thousands)
Income tax expense	$92,704	$94,868	$14,354

The effective tax rate was 40.0% for 2012 compared to 40.3% for 2011. We anticipate our effective tax rate will be between 39.3% and 39.8% in 2013.

The effective tax rate for 2011 was 40.3% compared to 10.1% for 2010. The higher rate was primarily due to becoming subject to taxation as a corporation on May 2, 2010 in connection with our conversion to a corporation. We were previously treated as a partnership for tax purposes through May 1, 2010 and, therefore, generally were not subject to federal and state income taxes.

Adjusted Net Income

The following table presents Adjusted Net Income and Adjusted Earnings Per Diluted Share for the stated periods:

	Year Ended
	2012		2011	2010
	(in thousands)
Adjusted Net Income	$139,267	*	$147,126	$121,790
Adjusted Earnings Per Diluted Share	$1.60	*	$1.66	$1.42

* These are GAAP numbers because no adjustments were made to net income or earnings per diluted shares for the fifty-three weeks ended February 2, 2013.

We supplement the reporting of our financial information determined under United States Generally Accepted Accounting Principles ("GAAP") with certain non-GAAP financial measures: adjusted net income and adjusted earnings per diluted share. We believe that these non-GAAP measures provide meaningful information to assist the readers of our financial information in understanding our financial results and assessing our prospects for future performance. Management believes adjusted net income and adjusted earnings per diluted share are important indicators of our operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results, and provide a better baseline for analyzing trends in our underlying business. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported net income and reported earnings per diluted share. These non-GAAP financial measures reflect an additional way of viewing our operations that, when viewed with our GAAP results and the following reconciliations to the most directly comparable GAAP financial measures, provide a more complete understanding of our business. We strongly encourage investors and stockholders to review our financial statements and publicly-filed reports in their entirety and not rely on any single financial measure.

The following table reconciles the non-GAAP financial measures, adjusted net income and adjusted earnings per diluted share, with the most directly comparable GAAP financial measures, net income and earnings per diluted share. No adjustments were made to net income or earnings per diluted share for the fifty-three weeks ended February 2, 2013, and, therefore, no tabular reconciliation has been included for the respective period.

	2011
(in thousands, except per share amounts)	Net Income	Earnings per Diluted Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$140,697	$1.58	88,896
Transaction Costs (a)*	614	0.01
Interest Expense (b)*	5,815	0.07
Adjusted Non-GAAP Measure	$147,126	$1.66

(a)	Includes transaction costs related to the secondary offerings completed in April 2011 and December 2011.

(b)
Includes premium paid and accelerated amortization of debt issuance costs and debt discount related to the repurchases of $49.2 million of Senior Notes and the amendment of the $200 million Revolving Credit Facility, and the full prepayment of the $125.0 million Term Loan.

* Items were tax affected at our statutory rate of approximately 39% for 2011.

	2010
(in thousands, except per share amounts)	Net Income	Earnings per Diluted Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$127,388	$1.48	86,050
Transaction Costs (a)*	2,718	0.03
Advisory/LLC Fees (b) *	8,121	0.10
Interest Expense (c) *	15,370	0.18
Non-Cash Tax Benefit (d)	(31,807)	(0.37)
Adjusted Non-GAAP Measure	$121,790	$1.42

(a)	Includes transaction costs related to the Senior Notes offering, the IPO, and the secondary offering completed in December 2010.

(b)	Includes one-time fees paid to Golden Gate and L Brands for terminating advisory arrangements with them.

(c)	Includes prepayment penalty and accelerated amortization of debt issuance costs and debt discount related to the early repayment of the Topco Credit Facility.
(d)Represents one-time, non-cash tax benefit in connection with the conversion to a corporation.

* Items were tax affected at approximately 1.2% for the thirteen weeks ended May 1, 2010 and at our statutory rate of approximately 39.1% for the remainder of the fiscal year.

Liquidity and Capital Resources
General

Our business relies on cash flows from operations as our primary source of liquidity. We do, however, have access to additional liquidity, if needed, through borrowings under our Revolving Credit Facility. Our primary cash needs are for merchandise inventories, payroll, store rent, and capital expenditures, primarily associated with opening new stores, remodeling existing stores, and information technology projects. The most significant components of our working capital are merchandise inventories, accounts payable, and other accrued expenses. Our liquidity position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within 3 to 5 days of the related sale, and have up to 75 days to pay certain merchandise vendors and 45 days to pay the majority of our non-merchandise vendors.

Our cash position is seasonal as a result of building up inventory for the next selling season and, as a result, our cash flows from operations during the spring are usually lower when compared to the rest of the year. Our cash balances generally increase during the summer selling season and then increase further during the fall and holiday seasons. We believe that cash generated from operations and the availability of borrowings under our Revolving Credit Facility will be sufficient to meet working capital requirements, anticipated capital expenditures, and scheduled interest payments for at least the next 12 months.
Cash Flow Analysis
A summary of cash provided by or used in operating, investing and financing activities are shown in the following table:

	Year Ended
	2012	2011	2010
	(in thousands)
Provided by operating activities	$269,364	$212,609	$219,958
Used in investing activities	(99,884)	(77,236)	(54,843)
Used in financing activities	(65,551)	(170,775)	(211,757)
Increase (decrease) in cash and cash equivalents	103,935	(35,400)	(46,642)
Cash and cash equivalents at end of period	$256,297	$152,362	$187,762

Net Cash Provided by Operating Activities
The majority of our operating cash inflows are derived from sales. Our operating cash outflows generally consist of payments to merchandise vendors, employees for wages, salaries, and other employee benefits, and landlords for rent. Operating cash outflows also include payments for income taxes and interest on long-term debt.

Net cash provided by operating activities was $269.4 million in 2012 compared to $212.6 million in 2011, an increase of $56.8 million. Relative to the fifty-three weeks ended February 2, 2013, the increase in cash provided by operations primarily related to the following:

•
Items included in net income provided $227.0 million of cash during 2012 compared to $224.0 million during 2011. The increase in the current year was primarily driven by lower interest expense, partially offset by the decreased performance of the business as discussed in "Overview" and "Results of Operations".

•
In addition to the increase in cash provided by items included in net income discussed above, there was $42.4 million of cash provided from working capital decreases during 2012 compared to $11.3 million of cash used in 2011. Working capital is subject to cyclical operating needs, the timing of receivable collections and payable and expense payments, and the seasonal fluctuations in our operations. The $53.7 million change primarily relates to the timing of merchandise and real estate payments in 2012 versus 2011 and lower cash outflows for purchases of inventory due to the timing of receipts in 2012 versus 2011. These were partially offset by incentive compensation paid in 2012 for 2011 results and reduced incentive compensation accrued in 2012 given softer business results.

Net cash provided by operating activities was $212.6 million in 2011 compared to $220.0 million in 2010, a decrease of $7.4 million. Relative to the fifty-two weeks ended January 28, 2012, the decrease in cash provided by operations primarily related to the following:

•
Items included in net income provided $224.0 million of cash during 2011 compared to $191.5 million during 2010. The increase was primarily driven by improved operating results and lower interest expense. As discussed in “Results of Operations”, this was primarily the result of higher average dollar sales and the execution of our go-to-market strategy, as well as continued debt reduction. These items were offset by higher taxes in the current year as a result of improved operating results and the change in our tax status during the second quarter of 2010.

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

 Net Cash Used in Investing Activities
Investing activities consist primarily of capital expenditures for new and remodeled store construction and fixtures, information technology, and home office and design studio renovations.

Net cash used in investing activities totaled $99.9 million in 2012 compared to $77.2 million in 2011, a $22.7 million increase. This increase was primarily driven by capital expenditures, gross of landlord allowances, attributable to new store openings and remodels, totaling $76.0 million during 2012 compared to $60.7 million during 2011. The remaining increase related primarily to investments in technology to support our international expansion and e-commerce growth.

Net cash used in investing activities increased $22.4 million to $77.2 million in 2011 compared to $54.8 million in 2010. This increase was primarily driven by capital expenditures, gross of landlord allowances, attributable to new store openings, remodels, and store fixtures, totaling $60.7 million in 2011 compared to $38.9 million in 2010.

In 2013, we plan to open approximately 16 new stores, including 4 in Canada. We expect capital expenditures for 2013 to be approximately $110.0 million to $115.0 million, primarily driven by these new store openings, including the 2 flagship locations, which require additional expenditures over that of a typical new store opening. These capital expenditures do not include the impact of landlord allowances, which are expected to be approximately $10.0 to $15.0 million for 2013.

Net Cash Used in Financing Activities
Net cash used in financing activities totaled $65.6 million during 2012 as compared to $170.8 million in 2011, a decrease of $105.2 million. Cash used for financing activities was primarily related to the repurchase of $65.1 million of our common stock, including broker commissions, in 2012 as part of the Repurchase Program. The cash used in financing activities in 2011 was primarily related to the $119.7 million full prepayment of the Term Loan and repurchases of $49.2 million of Senior Notes.
Credit Facilities

The following provides an overview of the current status of our long term debt arrangements.  Refer to Note 9 of our Consolidated Financial Statements for additional information related to our long-term debt arrangements.

Revolving Credit Facility
On July 29, 2011, Express Holding, LLC and its domestic subsidiaries entered into an amended and restated $200.0 million secured asset-based loan credit agreement. The Revolving Credit Facility amended, restated, and extended the existing $200.0 million asset-based revolving credit facility, which was scheduled to expire on July 6, 2012. The amended Revolving Credit Facility is scheduled to expire on July 29, 2016 and allows for up to $30.0 million of swing line advances and up to $45.0 million to be available in the form of letters of credit.
As of February 2, 2013, there were no borrowings outstanding under the Revolving Credit Facility, and we had $195.8 million of availability. We were not subject to the fixed charge coverage ratio covenant in the Revolving Credit Facility at February 2, 2013 because excess availability plus eligible cash collateral exceeded 10% of the borrowing base.
Senior Notes
On March 5, 2010, Express, LLC and Express Finance Corp., as co-issuers, issued $250.0 million of 8 3/4% Senior Notes due 2018 at an offering price of 98.6% of the face value. Interest on the Senior Notes is payable on March 1 and September 1 of each year. Unamortized debt issuance costs outstanding related to the Senior Notes as of February 2, 2013 were $6.1 million.

In the first quarter of 2011, $25.0 million of Senior Notes were repurchased on the open market at a price of 108.75% of the principal amount. In the second quarter of 2011, $24.2 million of Senior Notes were repurchased on the open market at an average price of 109.21% of the principal amount.
Contractual Obligations

We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. As of February 2, 2013, our contractual cash obligations over the next several periods are set forth in the following table.

	Payments Due by Period
Contractual Obligations:	Total	<1 Year	2-3 Years	4-5 Years	Thereafter
	(in thousands)
Existing Debt Facilities(1)	$200,850	$—	$—	$—	$200,850
Interest Costs(2)	96,657	17,574	35,148	35,148	8,787
Other Long-Term Obligations(3)	32,017	10,602	19,053	2,362	—
Operating Leases(4)	1,346,182	202,445	321,280	239,443	583,014
Purchase Obligations(5)	262,876	262,876	—	—	—
Total	$1,938,582	$493,497	$375,481	$276,953	$792,651

(1)
As of February 2, 2013, we had the following amounts outstanding under our existing debt arrangements: no amounts outstanding under the Revolving Credit Facility and $200.8 million in Senior Notes outstanding. The Revolving Credit Facility matures on July 29, 2016 and the Senior Notes are due in March 2018. Refer to Note 9 of our Consolidated Financial Statements for additional information related to our existing debt arrangements.

(2)	Includes interest under existing debt facilities.

(3)	Other long-term obligations consist of employment related agreements and obligations under other long-term agreements.

(4)
We enter into operating leases in the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The future operating lease obligations would change if we were to exercise these options, or if we were to enter into additional new operating leases. These amounts also include all contractual lease commitments related to our flagship locations, which we are considered the owner of for accounting purposes. Common area maintenance, real estate tax, and other customary charges included in our operating lease agreements are not included above. Estimated annual expense incurred for such charges is approximately $98.7 million.

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
Management evaluated the development and selection of its critical accounting policies and estimates and believes that the following policies involve a higher degree of judgment or complexity and are most significant to reporting its results of operations and financial position and are, therefore, discussed as critical. The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our Consolidated Financial Statements. More information on all of our significant accounting policies can be found in Note 2 to our Consolidated Financial Statements.

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

A 100 basis point change in our gift card breakage rate as of February 2, 2013 would have affected pre-tax income by approximately $0.6 million.

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

A 10% increase or decrease in the lower of cost or market adjustment would impact the inventory balance and pre-tax income by $0.8 million as of and for the year ended February 2, 2013.
                                                                A 10% increase or decrease in the inventory shrink reserve balance would impact the reserve balance and pre-tax income by $1.7 million as of and for the year ended February 2, 2013.

Intangible Assets
Intangible assets with indefinite lives, primarily trade names, are reviewed for impairment annually in the fourth quarter and may be reviewed more frequently if indicators of impairment are present. The impairment review is performed by assessing qualitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount.
Our consideration of indefinite lived intangible assets for impairment requires judgments surrounding future operating performance, economic conditions, and business plans, among other factors.
There are inherent uncertanties related to our qualitative assessment and, if actual results are not consistent with our estimates or assumptions, we may be exposed to impairment losses that could be material.

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

Our deferred tax asset and liability balances contain uncertainty because changes in tax laws and rates may differ from the estimates and judgments made by management.

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

We have no reason to believe that our results of operations will differ materially from our current expectations. However, if actual results are not consistent with our estimates, we may need to adjust the valuation allowance in the future. An increase or decrease in the valuation allowance would result in a respective increase or decrease in our effective tax rate in the period the increase occurs.

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
Share-based Compensation
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

As we have limited history as a public company, we have elected to utilize the SEC's simplified method for calculation of our expected term, which takes a significant amount of judgment out of this assumption. Our volatility was estimated using comparable companies' volatility over a similar expected term, and, beginning with the second anniversary of the IPO in May 2012, we began using our own volatility as an additional input as well.

We have no reason to believe that the future volatility of our stock will be materially different from the estimate used in valuing our awards.

A 10% increase in volatility would yield an approximate 8% increase in the Black-Scholes-Merton valuation for stock options.

Related Party Transactions

See Note 7 to our Consolidated Financial Statements for a description of our related party transactions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
Our Revolving Credit Facility bears interest at variable rates. See Note 9 of our Consolidated Financial Statements for further information on the calculation of the rates. We did not borrow any amounts under the Revolving Credit Facility during 2012. Borrowings under our Senior Notes bear interest at a fixed rate. For fixed rate debt, interest rate changes affect the fair value of such debt, but do not impact earnings or cash flow. Changes in interest rates are not expected to have a material impact on our future earnings or cash flows given our limited exposure to such changes.

Foreign Currency Exchange Risk
All of our purchases are denominated in US dollars, therefore we are not exposed to foreign currency exchange risk on these purchases. However, we currently operate 11 stores in Canada, with the functional currency of our Canadian operations being the Canadian dollar. Our Canadian operations have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation, but the transactions resulting in such accounts do expose us to foreign currency exchange risk. We do not utilize hedging instruments to mitigate foreign currency exchange risks. As of February 2, 2013, a hypothetical 10% change in the Canadian foreign exchange rate would have impacted the results of operations by approximately $1.7 million.
Impact of Inflation
Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross profit and selling, general, and administrative expenses as a percentage of net sales if the selling prices of our products do not rise with these increased costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Express, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of Express, Inc. and its subsidiaries at February 2, 2013 and January 28, 2012, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
April 2, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts)

	February 2, 2013	January 28, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$256,297	$152,362
Receivables, net	11,024	9,027
Inventories	215,082	213,075
Prepaid minimum rent	25,166	23,461
Other	8,293	18,232
Total current assets	515,862	416,157

PROPERTY AND EQUIPMENT	625,344	521,860
Less: accumulated depreciation	(346,975)	(294,554)
Property and equipment, net	278,369	227,306

TRADENAME/DOMAIN NAME	197,719	197,509
DEFERRED TAX ASSETS	16,808	12,462
OTHER ASSETS	10,441	12,886
Total assets	$1,019,199	$866,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$176,125	$133,679
Deferred revenue	27,851	27,684
Accrued bonus	336	14,689
Accrued expenses	108,464	113,282
Accounts payable and accrued expenses – related parties	—	5,997
Total current liabilities	312,776	295,331

LONG-TERM DEBT	198,843	198,539
OTHER LONG-TERM LIABILITIES	136,418	91,303
Total liabilities	648,037	585,173

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ EQUITY:
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 89,322 shares and 88,946 shares issued at February 2, 2013 and January 28, 2012, respectively, and 85,224 shares and 88,887 shares outstanding at February 2, 2013 and January 28, 2012, respectively	893	890
Additional paid-in capital	105,012	87,713
Accumulated other comprehensive loss	(20)	(7)
Retained earnings	331,921	192,654
Treasury stock – at average cost; 4,098 shares and 59 shares at February 2, 2013 and January 28, 2012, respectively	(66,644)	(103)
Total stockholders’ equity	371,162	281,147
Total liabilities and stockholders’ equity	$1,019,199	$866,320

See notes to consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts)

	2012	2011	2010
NET SALES	$2,148,069	$2,073,355	$1,905,814
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	1,405,430	1,318,894	1,227,490
Gross profit	742,639	754,461	678,324
OPERATING EXPENSES:
Selling, general, and administrative expenses	491,599	483,823	461,073
Other operating (income) expense, net	(523)	(308)	18,000
Total operating expenses	491,076	483,515	479,073

OPERATING INCOME	251,563	270,946	199,251

INTEREST EXPENSE	19,555	35,804	59,493
INTEREST INCOME	(3)	(12)	(16)
OTHER EXPENSE (INCOME), NET	40	(411)	(1,968)
INCOME BEFORE INCOME TAXES	231,971	235,565	141,742
INCOME TAX EXPENSE	92,704	94,868	14,354
NET INCOME	$139,267	$140,697	$127,388

OTHER COMPREHENSIVE INCOME:
Foreign currency translation	(13)	(7)	—
COMPREHENSIVE INCOME	$139,254	$140,690	$127,388

Pro forma income before income taxes (Note 13, unaudited)			$141,742
Pro forma income tax expense (Note 13, unaudited)			58,434
Pro forma net income (Note 13, unaudited)			$83,308

EARNINGS PER SHARE:
Basic	$1.60	$1.59	$1.49
Diluted	$1.60	$1.58	$1.48

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	86,852	88,596	85,369
Diluted	87,206	88,896	86,050

PRO FORMA EARNINGS PER SHARE (Note 13, unaudited):
Basic			$0.98
Diluted			$0.97

PRO FORMA WEIGHTED AVERAGE SHARES OUTSTANDING (Note 13, unaudited):
Basic			85,369
Diluted			86,050
See notes to consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in Thousands)

	Common Stock					Treasury Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	At Average Cost	Notes Receivable	Total
BALANCE, January 30, 2010	78,246	$782	$140,432	$5,872	$—	—	$—	$(5,633)	$141,453
Net income	—	—	—	127,388	—	—	—	—	127,388
Distributions	—	—	(141,995)	(119,005)	—	—	—	—	(261,000)
Dividends	—	—	—	(49,514)	—	—	—	—	(49,514)
Impact of Reorganization (Notes 1 and 10)	—	—	(86,393)	87,216	—	—	—	—	823
Issuance of common stock	10,500	105	159,978	—	—	—	—	—	160,083
Repurchase of equity shares	(10)	—	—	—	—	—	—	—	—
Share-based compensation	—	—	5,296	—	—	—	—	—	5,296
Repurchase of common stock	(40)	—	—	—	—	40	—	—	—
Repayment of notes receivable	—	—	—	—	—	—	—	5,633	5,633
BALANCE, January 29, 2011	88,696	887	77,318	51,957	—	40	—	—	130,162
Net income	—	—	—	140,697	—	—	—	—	140,697
Issuance of common stock	210	3	306	—	—	—	—	—	309
Share-based compensation	—	—	10,089	—	—	—	—	—	10,089
Repurchase of common stock	(19)	—	—	—	—	19	(103)	—	(103)
Foreign currency translation	—	—	—	—	(7)	—	—	—	(7)
BALANCE, January 28, 2012	88,887	890	87,713	192,654	(7)	59	(103)	—	281,147
Net income	—	—	—	139,267	—	—	—	—	139,267
Issuance of common stock	376	3	620	—	—		—	—	623
Share-based compensation	—	—	16,308	—	—	—	—	—	16,308
Tax benefit from share-based compensation	—	—	371	—	—	—	—	—	371
Repurchase of common stock	(4,039)	—	—	—	—	4,039	(66,541)	—	(66,541)
Foreign currency translation	—	—	—	—	(13)	—	—	—	(13)
BALANCE, February 2, 2013	85,224	$893	$105,012	$331,921	$(20)	4,098	$(66,644)	$—	$371,162
See notes to consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$139,267	$140,697	$127,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,727	68,102	68,557
Loss on disposal of property and equipment	124	164	1,996
Impairment charge	6	55	459
Change in fair value of interest rate swap	—	—	(1,968)
Excess tax benefit from share-based compensation	(422)	—	—
Share-based compensation	16,308	10,089	5,296
Non-cash loss on extinguishment of debt	—	5,170	8,781
Deferred taxes	3,937	(320)	(19,015)
Changes in operating assets and liabilities:
Receivables, net	(1,991)	884	(5,190)
Inventories	(1,997)	(27,862)	(13,505)
Accounts payable, deferred revenue, and accrued expenses	17,564	43	30,103
Other assets and liabilities	28,841	15,587	17,056
Net cash provided by operating activities	269,364	212,609	219,958

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(99,674)	(77,176)	(54,843)
Purchase of intangible assets	(210)	(60)	—
Net cash used in investing activities	(99,884)	(77,236)	(54,843)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Senior Notes	—	—	246,498
Net proceeds from equity offering	—	—	166,898
Repayments of long-term debt arrangements	—	(169,775)	(301,563)
Costs incurred in connection with debt arrangements and Senior Notes	—	(1,192)	(12,211)
Payments on capital lease obligation	(55)	(14)	—
Costs incurred in connection with equity offering	—	—	(6,498)
Excess tax benefit from share-based compensation	422	—	—
Proceeds from share-based compensation	623	309	—
Repurchase of common stock	(66,541)	(103)	—
Repayment of notes receivable	—	—	5,633
Distributions	—	—	(261,000)
Dividends	—	—	(49,514)
Net cash used in financing activities	(65,551)	(170,775)	(211,757)

EFFECT OF EXCHANGE RATE ON CASH	6	2	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	103,935	(35,400)	(46,642)
CASH AND CASH EQUIVALENTS, Beginning of period	152,362	187,762	234,404
CASH AND CASH EQUIVALENTS, End of period	$256,297	$152,362	$187,762

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$17,574	$26,484	$40,608
Cash paid to taxing authorities	$99,647	$78,861	$20,545
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Description of Business and Basis of Presentation
Business Description

Express, Inc., together with its subsidiaries ("Express" or the "Company"), is a specialty apparel and accessories retailer of women's and men's merchandise, targeting the 20 to 30 year old customer. Express merchandise is sold through retail stores and the Company's website, www.express.com. As of February 2, 2013, Express operated 625 primarily mall-based stores in the United States, Canada, and Puerto Rico. Additionally, the Company earned revenue from 15 franchise stores. These franchise stores are operated by franchisees pursuant to franchise agreements covering the Middle East, Mexico, and certain other Latin American countries. Under the franchise agreements, the franchisees operate stores that sell Express-branded apparel and accessories purchased directly from the Company.

Fiscal Year

The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. References herein to "2012," "2011," and "2010" represent the 53-week period ended February 2, 2013 and the 52-week periods ended January 28, 2012 and January 29, 2011.

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

Express, Inc., a holding company, owns all of the outstanding equity interests in Express Topco LLC, a holding company, which owns all of the outstanding equity interests in Express Holding LLC ("Express Holding"). Express Holding owns all of the outstanding equity interests in Express, LLC and Express Finance Corp. ("Express Finance"). Express, LLC, together with its subsidiaries, including Express Fashion Operations, LLC, conducts the operations of the Company. Express, LLC was a division of L Brands until it was acquired by an affiliate of Golden Gate Private Equity, Inc. ("Golden Gate") in 2007 (the "Golden Gate Acquisition"). Express Finance was formed on January 28, 2010, solely for the purpose of serving as co-issuer of the 8 3/4% Senior Notes ("Senior Notes") issued on March 5, 2010 and described in Note 9.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain prior period amounts have been reclassified or adjusted to conform to the current year presentation.

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

Cash and Cash Equivalents
Cash and cash equivalents include investments in U.S. treasury securities and money market funds, payments due from banks for third-party credit card and debit transactions for up to 5 days of sales, cash on hand, and deposits with financial institutions. As of February 2, 2013 and January 28, 2012, amounts due from banks for credit and debit card transactions totaled approximately $12.7 million and $12.6 million, respectively.

Outstanding checks not yet presented for payment amounted to $43.7 million and $20.6 million as of February 2, 2013 and January 28, 2012, respectively, and are included in accounts payable on the Consolidated Balance Sheets.

The Company maintains cash and cash equivalents with various major financial institutions, and, therefore monitors the relative credit standing of these financial institutions. The Company also monitors the creditworthiness of the entities to which it grants credit terms in the normal course of business.
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
The following table presents the Company's assets measured at fair value on a recurring basis as of February 2, 2013 and January 28, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

	February 2, 2013
	Level 1	Level 2	Level 3
	(in thousands)
U.S. treasury securities money market funds	$236,086	$—	$—

	January 28, 2012
	Level 1	Level 2	Level 3
	(in thousands)
U.S. treasury securities money market funds	$131,543	$—	$—
The carrying amounts reflected on the Consolidated Balance Sheets for cash, cash equivalents, receivables, prepaid expenses, and payables as of February 2, 2013 and January 28, 2012 approximated their fair values.
Receivables, Net
Receivables, net consist primarily of tenant allowances from landlords and miscellaneous trade receivables, which are continuously reviewed for collectability. The Company maintains an allowance for doubtful accounts balance which totaled $1.9 million, $2.9 million, and $3.6 million as of February 2, 2013, January 28, 2012, and January 29, 2011, respectively.

Inventories
Inventories are principally valued at the lower of cost or market on a weighted-average cost basis. The Company writes down inventory, the impact of which is reflected in cost of goods sold, buying and occupancy costs in the Consolidated Statements of Income and Comprehensive Income, if the cost of specific inventory items on hand exceeds the amount it expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management's judgment regarding future demand and market conditions and analysis of historical experience. The lower of cost or market adjustment to inventory as of February 2, 2013 and January 28, 2012 was $7.6 million and $9.0 million, respectively.

The Company also records an inventory shrink reserve calculated as a percentage of cost of goods sold for estimated merchandise inventory losses for the period between the last physical inventory count and the balance sheet date. This estimate is based on management's analysis of historical results. The shrink reserve was $16.5 million, $18.2 million, and $15.0 million as of February 2, 2013, January 28, 2012, and January 29, 2011, respectively.
Advertising
Advertising production costs are expensed at the time the promotion first appears in media, store, or on the website, except for direct response advertising costs that relate primarily to the production and distribution of the Company's catalogs. Direct response advertising costs are amortized over the expected future revenue stream, which is typically 1 to 3 months from the date materials are mailed. Total advertising expense totaled $85.8 million, $83.2 million, and $72.6 million in 2012, 2011, and 2010, respectively. Advertising costs are included in selling, general, and administrative expenses in the Consolidated Statements of Income and Comprehensive Income.
Private Label Credit Card
The Company has an agreement with a third party to provide customers with private label credit cards (the “Card Agreement”). Each private label credit card bears the logo of the Express brand and can only be used at the Company's retail store locations and website. A third-party financing company is the sole owner of the accounts issued under the private label credit card program and absorbs the losses associated with non-payment by the private label card holders and a portion of any fraudulent usage of the accounts. Pursuant to the Card Agreement, the Company receives reimbursement funds from the third-party financing company for expenses the Company incurs based on usage of the private label credit cards. These reimbursement funds are used by the Company to fund marketing programs associated with the private label credit card and is recognized when the amounts are fixed or determinable and collectability is reasonably assured, which is generally at the time the actual usage of the private label credit cards or specified transaction occurs. The funds received related to these private label credit cards are classified in selling, general, and administrative expenses in the Consolidated Statements of Income and Comprehensive Income.

Loyalty Program
The Company maintains a customer loyalty program (“Loyalty Program”) in which customers earn points toward certificates for qualifying purchases and other benefits. The Loyalty Program was previously restricted to holders of the Company's private label credit cards. However, beginning in 2011, a tender agnostic program was piloted that opened the Loyalty Program to non-private label credit card holders. The Company rolled this program out to stores in the United States in the first quarter of 2012. Upon reaching specified point values, customers are issued a reward, which they may redeem for purchases at the Company's U.S. stores or on its website. Generally, rewards earned must be redeemed within 60 days from the date of issuance. The Company accrues for the anticipated costs related to redemptions of the certificates as points are earned. To calculate this expense, the Company estimates margin rates and makes assumptions related to card holder redemption rates, which are both based on historical experience. The loyalty liability is included in accrued expenses on the Consolidated Balance Sheets.

Property and Equipment, Net
Property and equipment are stated at cost. Depreciation of property and equipment is computed on a straight-line basis, using the following useful lives:

Category	Depreciable Life
Software, including software developed for internal use	3 - 7 years
Store related assets and other property and equipment	3 - 10 years
Furniture, fixtures and equipment	5 - 7 years
Leasehold improvements	Shorter of lease term or useful life of the asset, typically no longer than 15 years
When a decision is made to dispose of property and equipment prior to the end of the previously estimated useful life, depreciation estimates are revised to reflect the use of the asset over the shortened estimated useful life. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts with any resulting gain or loss included in other operating expense (income), net, in the Consolidated Statements of Income and Comprehensive Income. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments that extend useful lives are capitalized.

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The reviews are conducted at the store asset level, the lowest identifiable level of cash flow. If the estimated undiscounted future cash flows related to the property and equipment are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the estimated fair value, usually determined by the estimated discounted cash flows of the asset. Factors used to assess the fair value of property and equipment include, but are not limited to, management's plans for future operations, brand initiatives, recent operating results, and projected future cash flows. The impairment charge related to store leasehold improvements in 2012 was minimal. The Company recorded impairment charges related to store leasehold improvements of $0.1 million and $0.5 million in 2011 and 2010, respectively. Impairment charges are included in cost of goods sold, buying and occupancy costs in the Consolidated Statements of Income and Comprehensive Income.
Intangible Assets
The Company has intangible assets, primarily its tradename resulting from the Golden Gate Acquisition in 2007, and internet domain name purchased during 2008 prior to the launch of its e-commerce website. Intangible assets with indefinite lives are reviewed for impairment annually in the fourth quarter and may be reviewed more frequently if indicators of impairment are present. The impairment review is performed by assessing qualitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount. The consideration of indefinite lived intangible assets for impairment requires judgments surrounding future operating performance, economic conditions, and business plans, among other factors.

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
The Company did not incur any impairment charges on intangible assets in 2012, 2011, or 2010.
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
The liability for these deferred lease credits (i.e., pre-determined fixed escalations and unamortized landlord allowances) was $91.5 million and $69.8 million as of February 2, 2013 and January 28, 2012, respectively, and are included in other long-term liabilities on the Consolidated Balance Sheets.
The Company has leasehold improvements which are depreciated over the shorter of the initial lease term, including renewal periods if reasonably assured, or their estimated useful lives.
The Company records a contingent rent liability in accrued expenses on the Consolidated Balance Sheets and the corresponding rent expense in cost of goods sold, buying and occupancy costs in the Consolidated Statements of Income and Comprehensive Income when specified levels have been achieved or when management determines that achieving the specified levels during the year is probable.
Debt Issuance Costs and Discount
Fees incurred in connection with the Company's borrowings, referred to as debt issuance costs, are capitalized and included in other assets on the Consolidated Balance Sheets. Debt discounts are reflected as a reduction of debt on the Consolidated Balance Sheets. Debt issuance costs and debt discounts are amortized to interest expense over the term of the respective loan agreements. As of February 2, 2013 and January 28, 2012, debt issuance costs totaled $7.6 million and $8.9 million, respectively. The Company recorded normal amortization expense related to debt issuance costs of $1.3 million, $2.5 million, and $3.1 million in 2012, 2011, and 2010, respectively. The Company recorded normal amortization expense for debt discounts of $0.3 million, $0.3 million, and $0.4 million in 2012, 2011, and 2010, respectively.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Under this method, the amount of taxes currently payable or refundable are accrued, and deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences that currently exist between the tax basis and financial reporting basis of the Company's assets and liabilities. Valuation allowances are established against deferred tax assets when it is more likely than not that the realization of those deferred tax assets will not occur.

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

Interest and penalties related to unrecognized tax benefits are recognized within income tax expense in the Consolidated Statements of Income and Comprehensive Income. Accrued interest and penalties are included within accrued expenses on the Consolidated Balance Sheets.

The income tax liability was $17.2 million and $28.8 million as of February 2, 2013 and January 28, 2012, respectively, and was included in accrued liabilities on the Consolidated Balance Sheets.

The Company may be subject to periodic audits by the Internal Revenue Service ("IRS") and other taxing authorities. These audits may challenge certain of the Company's tax positions, such as the timing and amount of deductions and allocation of taxable income to the various jurisdictions.
Self Insurance
The Company is generally self-insured in the United States for medical, workers' compensation, and general liability benefits up to certain stop-loss limits. Such costs are accrued based on known claims and estimates of incurred but not reported (“IBNR”) claims. IBNR claims are estimated using historical claim information and actuarial estimates. The accrued liability for self insurance is included in accrued expenses on the Consolidated Balance Sheets.
Foreign Currency Translation
The Canadian dollar is the functional currency for the Canadian business. Assets and liabilities denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the exchange rate prevailing at the balance sheet date. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period. Gains or losses resulting from foreign currency transactions are included in other expense (income), net whereas related translation adjustments are reported as an element of other comprehensive income, both of which are included in the Consolidated Statements of Income and Comprehensive Income.
Revenue Recognition
The Company recognizes sales at the time the customer takes possession of the merchandise which, for e-commerce revenues, requires an estimate of shipments that have not yet been received by the customer. The estimate of these shipments is based on shipping terms and historical delivery times. Amounts related to shipping and handling revenues billed to customers in an e-commerce sale transaction are classified as net sales, and the related shipping and handling costs are classified as cost of goods sold, buying and occupancy costs in the Consolidated Statements of Income and Comprehensive Income. The Company's

shipping and handling revenues were $17.4 million, $15.8 million, and $13.2 million in 2012, 2011, and 2010, respectively. Associate discounts are classified as a reduction of net sales. Net sales exclude sales tax collected from customers and remitted to governmental authorities.
The Company provides a reserve for projected merchandise returns based on prior experience. Merchandise returns are often resalable merchandise and are refunded by issuing the same payment tender of the original purchase. Merchandise exchanges of the same product and price, typically due to size or color preferences, are not considered merchandise returns. The sales returns reserve was $9.8 million and $9.5 million as of February 2, 2013 and January 28, 2012, respectively, and is included in accrued expenses on the Consolidated Balance Sheets.
The Company sells gift cards in its retail stores and through its e-commerce website and third parties, which do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The gift card liability balance was $24.0 million and $23.2 million, as of February 2, 2013 and January 28, 2012, respectively, and is included in deferred revenue on the Consolidated Balance Sheets. The Company recognizes income from gift cards when they are redeemed by the customer. The Company also recognizes income on unredeemed gift cards, which is recognized proportionately using a time based attribution method from issuance of the gift card to the time when it can be determined that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions, referred to as "gift card breakage". The gift card breakage rate is based on historical redemption patterns and totaled $2.3 million, $3.5 million, and $2.6 million in 2012, 2011, and 2010, respectively. Gift card breakage is included in net sales in the Consolidated Statements of Income and Comprehensive Income.
Cost of Goods Sold, Buying and Occupancy Costs
Cost of goods sold, buying and occupancy costs, includes merchandise costs, freight, inventory shrinkage, and other gross margin related expenses. Buying and occupancy expenses primarily include payroll, benefit costs, and other operating expenses for the buying departments (merchandising, design, manufacturing, and planning and allocation), distribution, fulfillment, rent, common area maintenance, real estate taxes, utilities, maintenance, and depreciation for stores.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses primarily include payroll, benefit costs, and other operating expenses for store selling and administrative departments and store marketing and advertising expenses.
Other Operating (Income) Expense, Net
Other operating (income) expense, net primarily consists of gains/losses on disposal of assets and excess proceeds from the settlement of insurance claims. In 2010 it consisted of advisory fees incurred and paid to Golden Gate and L Brands.
Other Expense (Income), Net
Other expense (income), net, primarily consists of foreign currency transaction gains/losses. In 2010, it consisted of the change in fair market value of the interest rate swap.

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

The following is information regarding the Company's sales channels:

	2012	2011	2010
	(in thousands)
Stores	$1,851,527	$1,846,323	$1,740,818
E-commerce	271,497	205,489	147,535
Other revenue	25,045	21,543	17,461
Total net sales	$2,148,069	$2,073,355	$1,905,814

Other revenue consists primarily of shipping and handling revenue related to e-commerce activity, gift card breakage, and revenue from our franchise agreements.

Revenues and long-lived assets relating to the Company's international operations for the fifty-three weeks ended February 2, 2013 and the fifty-two weeks ended January 28, 2012 and January 29, 2011, and as of February 2, 2013 and January 28, 2012, respectively, were not material and, therefore, not reported separately from domestic revenues and long-lived assets.

3. Property and Equipment, Net
Property and equipment, net, consisted of:

	February 2, 2013	January 28, 2012
	(in thousands)
Building improvements	$2,816	$2,816
Furniture, fixtures and equipment, software	275,334	241,945
Leaseholds and improvements	305,324	262,320
Construction in process	41,555	14,505
Other	315	274
Total	625,344	521,860
Less: accumulated depreciation	(346,975)	(294,554)
Property and equipment, net	$278,369	$227,306
Depreciation expense totaled $64.6 million, $63.0 million, and $61.4 million in 2012, 2011, and 2010, respectively.

4. Leased Facilities and Commitments
Annual store rent consists of a fixed minimum amount and/or contingent rent based on a percentage of sales exceeding a stipulated amount.

Rent expense is summarized as follows:

	2012	2011	2010
Store rent:	(in thousands)
Fixed minimum	$180,577	$163,057	$156,779
Contingent	8,180	8,375	6,995
Total store rent	188,757	171,432	163,774
Home office, distribution center, other	4,859	3,789	6,920
Total rent expense	$193,616	$175,221	$170,694
As of February 2, 2013, the Company was committed to noncancelable leases with remaining terms from 1 to 17 years. A substantial portion of these commitments consist of store leases, generally with an initial term of 10 years. Store lease terms typically require additional payments covering real estate taxes, common area maintenance costs, and certain other landlord charges, which are excluded from the following table.
Minimum rent commitments under noncancelable leases are as follows (in thousands):

2013	$202,548
2014	169,217
2015	141,371
2016	118,979
2017	108,855
Thereafter	514,831
Total	$1,255,801

5. Lease Financing Obligations

In certain lease arrangements, the Company is involved with the construction of the building. To the extent the Company is involved in the construction of structural improvements or takes construction risk prior to commencement of a lease, it is deemed the owner of the project for accounting purposes. Therefore, the Company records an asset in property and equipment, including any capitalized interest costs, and a related financing obligation for the replacement cost of the Company's portion of the pre-existing building plus the amount of construction-in-progress incurred by the landlord as of the balance sheet date. Once construction is complete, the Company considers the requirements for sale-leaseback treatment, including the transfer of all risks of ownership back to the landlord, and whether the Company has any continuing involvement in the leased property. If the arrangement does not qualify for sale-leaseback treatment, the building assets subject to these obligations remain on the Company's Consolidated Balance Sheets at their historical cost, and such assets are depreciated over their remaining useful lives. The replacement cost of the pre-existing building as well as the costs of construction paid by the landlord are recorded as lease financing obligations in other long-term liabilities on the Consolidated Balance Sheets, and a portion of the lease payments are applied as payments of principal and interest. The interest rate selected for lease financing obligations is evaluated at lease inception based on the Company's incremental borrowing rate. At the end of the initial lease term, should the Company decide not to renew the lease, the Company would reverse equal amounts of the net book value of the assets and the corresponding lease finance obligations.   The initial lease terms related to these lease arrangements are expected to expire in 2023 and 2029. As of February 2, 2013, the Company recorded $16.2 million in property and equipment, with an offsetting amount to lease financing obligation, both on the Consolidated Balance Sheets. These assets and liabilities are classified as non-cash items for purposes of the Consolidated Statements of Cash Flow.

Rent expense relating to the land is recognized on a straight-line basis once construction begins. Once the store opens, the Company will not report rent expense for the portion of the rent payment determined to be related to the properties which are owned for accounting purposes. Rather, this portion of rent payment under the lease will be recognized as a reduction of the financing obligation and as interest expense.
6. Intangible Assets
The following table provides the significant components of intangible assets:

	February 2, 2013
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename	$196,144	$—	$196,144
Internet domain name/other	1,575	—	1,575
Net favorable lease obligations	19,750	17,811	1,939
	$217,469	$17,811	$199,658

	January 28, 2012
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename	$196,144	$—	$196,144
Internet domain name/other	1,365	—	1,365
Net favorable lease obligations	19,750	16,275	3,475
	$217,259	$16,275	$200,984

The Company's tradename and internet domain name/other have indefinite lives. Net favorable lease obligations are amortized over a period between 5 and 7 years, which represent the remaining life of each respective lease at the evaluation date, and are included in other assets on the Consolidated Balance Sheets. Amortization expense totaled $1.5 million, $2.3 million, and $3.6 million during 2012, 2011, and 2010, respectively.
Estimated future amortization expense is expected to approximate the following (in thousands):

2013	$1,221
2014	718
2015	—
2016	—
2017	—
Thereafter	—
Total	$1,939

7. Related Party Transactions
The transactions described in this note are transactions between the Company and entities affiliated with Golden Gate and L Brands. Prior to July 2007, the Company operated as a division of L Brands. In July 2007, a Golden Gate affiliate acquired approximately 75% of the outstanding equity interests in the Company from L Brands, and the Company began its transition to a stand-alone Company. In May 2010, the Company completed an IPO whereby Golden Gate and L Brands sold a portion of their shares. Since the IPO, both Golden Gate and L Brands gradually reduced their ownership interest in the Company. On July 29, 2011, L Brands sold its remaining ownership interest in the Company and, as a result of this disposition, ceased to be a related party as of the end of the second quarter of 2011. On March 19, 2012, Golden Gate sold its remaining ownership interest in the Company and, as of May 31, 2012, Golden Gate no longer had representation on the Company's Board of Directors ("Board"). As a result, Golden Gate ceased to be a related party as of June 1, 2012.
Transactions with L Brands

The Company is party to a logistics services agreement with an affiliate of L Brands, which provides certain inbound and outbound transportation and delivery services, distribution services, and customs and brokerage services. In addition, the Company is also party to a merchandise sourcing services agreement and a lease agreement for its home office and distribution center, each with separate affiliates of L Brands and different from the affiliate of L Brands that is party to the logistics agreement.

The 2011 related party activity with affiliates of L Brands described in this note includes only those expenses incurred through L Brands' disposition of the Company's common stock on July 29, 2011.

The Company incurred charges from affiliates of L Brands for various services, including home office rent, which are included in selling, general, and administrative expenses, and for merchandise sourcing and logistics services, including distribution center rent, which are included in cost of goods sold, buying and occupancy costs. The amounts included in the Consolidated Statements of Income and Comprehensive Income are as follows:

	2011	2010
	(in thousands)
Merchandise sourcing	$198,162	$434,642
Transaction and logistics services	$24,788	$58,098
Prior to the IPO, under the Limited Liability Company Agreement of Express Parent ("LLC Agreement"), L Brands was entitled to receive a cash payment at the same time payments were made under an advisory agreement with Golden Gate ("Advisory Agreement") equal to the product of (i) the amount of the fees actually paid in cash under the Advisory Agreement and (ii) the quotient of the number of units held by L Brands over the number of units held by Golden Gate at the time of payment of such Advisory Agreement fees. Effective May 12, 2010, the LLC Agreement, including the advisory arrangement with L Brands, was terminated in connection with the Company’s conversion to a corporation and IPO. The Company paid L Brands a one-time termination fee of $3.3 million in the second quarter of 2010 in connection with the termination of the LLC Agreement.
In 2010, the Company incurred the following charges from L Brands related to advisory fees and the termination of the LLC Agreement. These charges are included in other operating (income) expense, net, in the Consolidated Statements of Income and Comprehensive Income:

2010
(in thousands)
L Brands LLC Agreement Fee (including termination fee)	$4,156
Transactions with Golden Gate
In connection with the Golden Gate Acquisition, the Company entered into an Advisory Agreement with Golden Gate that was originally scheduled to expire in July 2017. Pursuant to the Advisory Agreement, the Company paid Golden Gate an annual management fee equal to the greater of (i) $2.0 million per fiscal year or (ii) 3% of adjusted EBITDA of Express Holding. Additionally, the Company reimbursed Golden Gate for reasonable out-of-pocket expenses incurred as a result of providing on-going advisory services. Effective May 12, 2010, the Advisory Agreement with Golden Gate was terminated in connection with the Company’s conversion to a corporation and IPO. The Company paid Golden Gate a one-time termination fee of $10.0 million in the second quarter of 2010 in connection with the termination of the Advisory Agreement.
In 2010, the Company incurred the following charges from Golden Gate related to advisory fees, out-of-pocket expenses, and the termination of the Advisory Agreement. These charges are included in other operating (income) expense, net in the Consolidated Statements of Income and Comprehensive Income:

2010
(in thousands)
Advisory fees and out-of-pocket expenses (including termination fee)	$12,752

Transactions with Other Golden Gate Affiliates
The Company transacts with affiliates of Golden Gate for e-commerce warehouse and fulfillment services, software license purchases, and consulting and software maintenance services. The 2012 related party activity with affiliates of Golden Gate described in this note includes only those expenses incurred and income earned through the date on which Golden Gate ceased to be a related party, which was May 31, 2012.
The Company incurred the following charges from affiliates of Golden Gate for various services, which are included primarily in cost of goods sold, buying and occupancy costs in the Consolidated Statements of Income and Comprehensive Income:

	2012	2011	2010
	(in thousands)
E-commerce warehouse and fulfillment	$8,755	$32,869	$18,780
Software licenses and consulting and software maintenance services	$91	$228	$323
The Company’s outstanding liability to other Golden Gate affiliates, included in accounts payable and accrued expenses - related parties on the Consolidated Balance Sheets, was $6.0 million as of January 28, 2012.
The Company provides real estate services to certain Golden Gate affiliates. Income recognized during 2012, 2011, and 2010 was $0.2 million, $0.5 million and $0.4 million, respectively. As of January 28, 2012, the Company's receivable balance related to these services was $0.1 million.
Prior to the prepayments of the 14.5% Topco Term C Loan ("Term C Loan") and 13.5% Topco Term B Loan ("Term B Loan"), collectively referred to as the "Topco Credit Facility", in February 2010 and May 2010, respectively, an affiliate of Golden Gate was owed $50.0 million and $58.3 million, respectively. Total interest expense on the Topco Credit Facility attributed to the Golden Gate affilates was $7.9 million in 2010. The Company did not incur any interest expense under the Topco Credit Facility in 2012 or 2011 due to the prepayments of the Topco Credit Facility in the first half of 2010.

During the first and second quarters of 2011, the Company repurchased $25.0 million and $24.2 million of Senior Notes, respectively, in open market transactions. Of the $49.2 million of Senior Notes repurchased, $40.0 million were held by a Golden Gate affiliate, leaving $10.0 million of Senior Notes owned by a Golden Gate affiliate outstanding as of January 28, 2012. Interest expense incurred on the Senior Notes attributable to the Golden Gate affiliate was $0.3 million, $1.7 million and $4.0 million, during 2012, 2011, and 2010, respectively.

The Golden Gate affiliate's portion of cash paid for interest under the Topco Credit Facility and the Senior Notes, was $0.4 million, $3.6 million, and $10.1 million in 2012, 2011, and 2010, respectively.

8. Income Taxes

Prior to May 2, 2010, the Company was treated as a partnership for federal income tax purposes and, therefore, had not been subject to federal and state income tax (subject to exception in a limited number of state and local jurisdictions). On May 12, 2010, the Company elected to be treated as a corporation under Subchapter C of Chapter 1 of the United States Internal Revenue Code ("IRC"), effective May 2, 2010 and was, therefore, subject to federal and state tax expense beginning May 2, 2010.
The Reorganization, for tax purposes, was deemed a contribution by Express Parent of its assets and liabilities to the Company, followed by the liquidation of Express Parent. The Reorganization resulted in a taxable gain to Express Parent. Except in those few jurisdictions where Express Parent was taxed directly, the taxable gain flowed through to the members due to Express Parent's partnership tax treatment. The taxable gain correspondingly increased the tax basis in the assets acquired by the Company in the Reorganization. Also, as a result of the Reorganization, the Company had liabilities due to a management holding company and an affiliate of Golden Gate totaling $0.8 million and $4.8 million, respectively, as of January 29, 2011. The Company settled the liability to the management holding company by making a final cash payment during the first quarter of 2011. Additionally, the Company settled the gross liability payable to an affiliate of Golden Gate by making a final cash payment during the second quarter of 2011. In the first quarter of 2012, the Company recorded an additional pre-IPO tax liability of $0.3 million with an offsetting receivable from an affiliate of Golden Gate. The receivable from the affiliate of Golden Gate was settled in the second quarter of 2012.
The provision for income taxes consists of the following:

	2012	2011	2010
Current:	(in thousands)
U.S. federal	$74,306	$76,984	$25,623
U.S. state and local	14,296	18,048	7,746
Foreign	165	156	—
Total	88,767	95,188	33,369
Deferred:
U.S. federal	3,346	714	(16,085)
U.S. state and local	615	(949)	(2,930)
Foreign	(24)	(85)	—
Total	3,937	(320)	(19,015)
Provision for income taxes	$92,704	$94,868	$14,354
The following table provides a reconciliation between the statutory federal income tax rate and the effective tax rate:

	2012	2011	2010
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax effect	4.3%	4.7%	4.5%
Entity status change from partnership	—%	—%	(22.5)%
Partnership income not taxable	—%	—%	(7.6)%
Other items, net	0.7%	0.6%	0.7%
Effective tax rate	40.0%	40.3%	10.1%

The following table provides the effect of temporary differences that created deferred income taxes as of February 2, 2013 and January 28, 2012. Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carry-forwards at the end of the respective periods.

	February 2, 2013	January 28, 2012
	(in thousands)
Deferred tax assets:
Accrued expenses and deferred compensation	$24,776	$22,417
Rent	12,703	7,831
Inventory	—	1,946
Other	164	—
Tax credits/carryforwards	478	114
Valuation allowance	(978)	(290)
Total deferred tax assets	37,143	32,018

Deferred tax liabilities:
Inventory	2,884	—
Prepaid expenses	2,895	3,767
Intangible assets	5,981	1,764
Property and equipment	9,372	5,710
Other	—	829
Total deferred tax liabilities	21,132	12,070
Net deferred tax asset/(liability)	$16,011	$19,948

Included in the valuation allowance against deferred tax assets are net operating loss carryovers from foreign subsidiaries totaling $0.2 million and $0.1 million as of February 2, 2013 and January 28, 2012, respectively. These net operating loss carryovers begin expiring in 2031.

As of February 2, 2013, the valuation allowance for foreign tax credit carryovers totaled $0.3 million. The Company did not have a valuation allowance for foreign tax credit as of January 28, 2012. The foreign tax credit carryovers begin expiring in 2021.

The amount of the deferred tax assets considered realizable could be adjusted if estimates of future taxable income during the carryforward periods are reduced or increased or if objective, negative evidence in the form of cumulative losses is no longer present, and additional weight may be given to subjective evidence, such as the Company's projections for growth.

No other valuation allowances have been provided for deferred tax assets because management believes that it is more-likely-than-not that the full amount of the net deferred tax assets will be realized in the future.

Net deferred tax assets are classified within the Consolidated Balance Sheets and are included in other current assets for current deferred tax assets and separately identified as deferred taxes for non-current deferred tax assets. Net deferred tax liabilities are classified within the Consolidated Balance Sheets and are included in accrued expenses for current deferred tax liabilities and other long-term liabilities for non-current deferred tax liabilities. The following table summarizes net deferred tax assets:

	February 2, 2013	January 28, 2012
	(in thousands)
Current deferred tax assets	$—	$7,486
Current deferred tax liability	(797)	—
Non-current deferred taxes	16,808	12,462
Net deferred tax assets	$16,011	$19,948

Uncertain Tax Positions

The Company evaluates tax positions using a more-likely-than-not recognition criterion.
A reconciliation of the beginning to ending unrecognized tax benefits amounts are as follows:

	February 2, 2013	January 28, 2012
	(in thousands)
Unrecognized tax benefits, beginning of year	$1,416	$144
Gross addition as result of Reorganization	—	—
Gross addition for tax positions of the current year	852	382
Gross addition for tax positions of the prior year	225	1,034
Reductions of tax positions of prior years for:
Changes in judgment/excess reserve	—	(144)
Settlements during the period	(180)	—
Lapses of applicable statutes of limitations	—	—
Unrecognized tax benefits, end of year	$2,313	$1,416

The amount of the above unrecognized tax benefits as of February 2, 2013 and January 28, 2012 that would impact the Company's effective tax rate, if recognized, is $2.3 million and $1.4 million, respectively.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amount of net interest in tax expense related to interest and penalties for 2012, 2011, and 2010 was negligible.

The Company does not expect material adjustments to the total amount of unrecognized tax benefits within the next 12 months, but the outcome of tax matters is uncertain and unforeseen results can occur.

The Company is currently under examination by the IRS for the period ended January 29, 2011. Tax returns are generally subject to examination for 3 to 5 years after filing of the respective return.

As of February 2, 2013, United States taxes had not been provided on unremitted earnings of subsidiaries operating outside of the United States due to an overall deficit position.

9. Debt
Borrowings outstanding consisted of the following:

	February 2, 2013	January 28, 2012
	(in thousands)
8 3/4% Senior Notes	$200,850	$200,850
Debt discount on Senior Notes	(2,007)	(2,311)
Total long-term debt	$198,843	$198,539

Revolving Credit Facility

On July 29, 2011, Express Holding, LLC, a wholly-owned subsidiary, and its subsidiaries entered into an Amended and Restated $200.0 million secured Asset-Based Credit Facility ("Revolving Credit Facility"). As of February 2, 2013, there were no borrowings outstanding and approximately $195.8 million available under the the Revolving Credit Facility.

The Revolving Credit Facility is scheduled to expire on July 29, 2016 and allows for up to $30.0 million of swing line advances and up to $45.0 million to be available in the form of letters of credit. Borrowings under the Revolving Credit Facility bear interest at a rate equal to either the rate appearing on Bloomberg L.P.'s Page BBAM1/(Official BBA USD Dollar Libor Fixings) (the “Eurodollar Rate”) plus an applicable margin rate or the highest of (1) the prime lending rate, (2) 0.50% per annum above the federal funds rate and (3) 1% above the Eurodollar Rate, in each case plus an applicable margin rate. The applicable margin rate is determined based on excess availability as determined by reference to the borrowing base. The applicable margin for Eurodollar Rate-based advances is between 1.50% and 2.00% based on the borrowing base.

The unused line fee payable under the Revolving Credit Facility is incurred at 0.375% per annum of the average daily unused revolving commitment during each quarter, payable quarterly in arrears on the first day of each May, August, November, and February. In the event that (1) an event of default has occurred or (2) excess availability plus eligible cash collateral is less than 12.5% of the borrowing base for 5 consecutive days, such unused line fees are payable on the first day of each month.

Interest payments under the Revolving Credit Facility are due quarterly on the first day of each May, August, November, and February for base rate-based advances, provided, however, in the event that (1) an event of default has occurred or (2) excess availability plus eligible cash collateral is less than 12.5% of the borrowing base for 5 consecutive days, interest payments are due on the first day of each month. Interest payments under the Revolving Credit Facility are due on the last day of the interest period for Eurodollar Rate-based advances for interest periods of 1, 2, and 3 months, and additionally every 3 months after the first day of the interest period for Eurodollar Rate-based advances for interest periods of greater than 3 months.

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

Term Loan

In December 2011, the Company prepaid the $119.7 million outstanding balance under its $125.0 million variable rate term loan ("Term Loan").
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

In connection with amending and restating the existing Revolving Credit Facility in 2011, the Company recognized a $0.3 million loss on extinguishment of debt, which consisted of the write-off of unamortized debt issuance costs.

In connection with the prepayment of the Term Loan in 2011, the Company recognized a $2.4 million loss on extinguishment of debt, which consisted of the write-off of unamortized debt issuance costs.

Loss on extinguishments of debt were recorded as interest expense in the Consolidated Statements of Income and Comprehensive Income. The write-offs of unamortized debt issuance costs and unamortized discounts represent a non-cash adjustment to reconcile net income to net cash provided by operating activities within the Consolidated Statements of Cash Flows.
Fair Value of Debt
The fair value of the Senior Notes was estimated using a number of factors, such as recent trade activity, size, timing, and yields of comparable bonds and is, therefore, within Level 2 of the fair value hierarchy. As of February 2, 2013, the estimated fair value of the Senior Notes was $217.9 million.
Letters of Credit
The Company may enter into various trade letters of credit ("trade LCs") in favor of certain vendors to secure merchandise. These trade LCs are issued for a defined period of time, for specific shipments, and generally expire 3 weeks after the merchandise shipment date. As of February 2, 2013 and January 28, 2012, there were no outstanding trade LCs. Additionally, the Company enters into stand-by letters of credit ("stand-by LCs") on an as-need basis to secure merchandise and fund other general and administrative costs. As of February 2, 2013 and January 28, 2012, outstanding stand-by LCs totaled $2.1 million and $1.8 million, respectively.

10. Stockholders' Equity
Prior to the Reorganization (see Note 1), the Company was a limited liability company with outstanding Class L, A, and C equity units.
Certain executive management members were provided the opportunity to purchase equity ownership for a combination of cash and promissory notes payable. These 7-year promissory notes were fully-recourse to the employee, accrued interest on an arm's length rate basis, and were secured by a pledge of all equity interests purchased by the executive management member. On February 9, 2010, management promissory notes totaling $5.6 million were repaid in full by each member of management, and, therefore, interest income received by the Company in 2010 was negligible.

On May, 18, 2010, the Company sold 10.5 million shares of newly-issued common stock in the IPO, raising net proceeds of approximately $160.1 million, after deducting the underwriting discount and costs incurred related to the IPO.

In conjunction with the Reorganization described in Note 1, the Company’s certificate of incorporation authorized 500.0 million shares of common stock and 10.0 million shares of preferred stock. No preferred stock was issued or outstanding as of February 2, 2013 or January 28, 2012. Further, effective May 2, 2010, the Company became taxed as a corporation rather than as a partnership. In accordance with Staff Accounting Bulletin ("SAB") Topic 4B, the Company reclassified $87.2 million in undistributed losses through May 12, 2010 to additional paid-in-capital. The Company also recorded a non-cash capital contribution of $0.8 million related to certain tax assets it received.

On November 30, 2010, the Board approved a special dividend of $0.56 per share of the Company's common stock, totaling $49.5 million. The special dividend was paid on December 23, 2010 to shareholders of record as of the close of business on December 16, 2010.
During 2011 and 2010, the Company repurchased certain shares of common stock or equity units at cost from employees who were separated from the Company.
On May 24, 2012, the Company's Board authorized the repurchase of up to $100 million of the Company's common stock ("Repurchase Program"), which may be made from time to time in open market or privately negotiated transactions. In 2012, the Company repurchased 4.0 million shares of its common stock at an average price of $16.38 per share, totaling $65.1 million, including commissions.

11. Share-Based Compensation

The Company records the fair value of share-based payments to employees in the Consolidated Statements of Income and Comprehensive Income as compensation expense, net of forfeitures, over the requisite service period on a straight-line basis.

Share-based Compensation Plans

Prior to the IPO, the Company maintained an equity incentive program. In connection with the IPO, the equity from this program was converted into restricted shares of the Company, and this program was terminated.

In 2010, the Board approved, and the Company implemented, the Express, Inc. 2010 Incentive Compensation Plan (as amended, the "2010 Plan"). The 2010 Plan authorizes the Compensation Committee (the "Committee") of the Board and its designees to offer eligible employees cash and stock-based incentives as deemed appropriate in order to attract, retain, and reward such individuals. Effective April 3, 2012, the Board amended the 2010 Plan to, among other things, reduce the number of shares available for issuance under the 2010 Plan. As of February 2, 2013, 15.2 million shares were authorized to be granted under the 2010 Plan and 10.4 million were available for future issuance.

The following summarizes our share-based compensation expense:

	2012	2011	2010
	(in thousands)
Stock options	$8,123	$6,323	$2,044
Restricted stock units and restricted stock	8,171	3,597	102
Restricted shares (equity issued pre-IPO)	14	169	3,150
Total share-based compensation	$16,308	$10,089	$5,296

The stock compensation related income tax benefit recognized by the Company in 2012, 2011, and 2010 was $1.7 million, $0.1 million and $0.0 million, respectively.

Stock Options

During the 2012, the Company granted stock options under the 2010 Plan. The fair value of the stock options is determined using the Black-Scholes-Merton option-pricing model as described later in this note. The majority of stock options granted under the 2010 Plan vest 25% per year over 4 years and have a 10 year contractual life, however those granted to the Chief Executive Officer vest ratably over 3 years. The expense for stock options is recognized using the straight-line attribution method.
The Company's activity with respect to stock options during 2012 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding, January 28, 2012	2,667	$17.93
Granted	580	$23.89
Exercised	(37)	$17.43
Forfeited or expired	(118)	$19.53
Outstanding, February 2, 2013	3,092	$18.99	8	$2,275
Expected to vest at February 2, 2013	2,001	$19.60	8.2	$1,246
Exercisable at February 2, 2013	987	$17.64	7.6	$952
The following provides additional information regarding the Company's stock options:

	2012	2011	2010
	(in thousands, except per share amounts)
Weighted average grant date fair value of options granted	$12.75	$10.01	$9.17
Total intrinsic value of options exercised	$270	$102	$—
Total fair value of options vested	$6,779	$3,115	$—
As of February 2, 2013, there was approximately $14.8 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of approximately 1.0 year.
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
The fair value of stock options was estimated at the grant date using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	2012	2011	2010
Risk-free interest rate (1)	1.12%	2.27%	2.84%
Price Volatility (2)	55.9%	54.0%	54.0%
Expected term (years) (3)	6.17	6.25	6.25
Dividend yield (4)	—	—	—

(1)	Represents the yield on U.S. Treasury securities with a term consistent with the expected term of the stock options.

(2)
For the first two years following the Company's IPO, this was based on the historical volatility of selected comparable companies over a period consistent with the expected term of the stock options because the Company had a limited history of being publicly traded. Comparable companies were selected primarily based on industry, stage of life cycle, and size. Beginning with the second anniversary of the IPO n May 2012, the Company began using its own volatility as an additional input in the determination of expected volatility.

(3)	Calculated utilizing the “simplified” methodology prescribed by SAB No. 107 due to the lack of historical exercise data necessary to provide a reasonable basis upon which to estimate the term.

(4)	The Company does not currently plan on paying regular dividends.
Restricted Stock Units and Restricted Stock
During 2012, the Company granted restricted stock units (“RSUs”) and restricted stock under the 2010 Plan, including 0.4 million shares of performance-based restricted stock and 0.1 million shares of performance-based RSUs. The fair value of the RSUs and restricted stock is determined based on the Company's stock price on the grant date. The expense for RSUs and restricted stock is recognized using the straight-line attribution method, except for awards with performance conditions, for which the graded vesting method is used. These awards have vesting conditions with requisite service periods of 3 years for the Chief Executive Officer, 4 years for other employees, and 1 year for members of the Board.

The Company's activity with respect to RSUs and restricted stock for the 2012 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value
	(in thousands, except per share amounts)
Unvested, January 28, 2012	900	$18.52
Granted	837	$23.97
Vested	(180)	$17.95
Forfeited	(339)	$23.18
Unvested, February 2, 2013	1,218	$21.49
The total fair value/intrinsic value of RSUs and restricted stock that vested was $3.2 million and $0.1 million during 2012 and 2011, respectively. No RSUs or restricted stock vested during 2010. As of February 2, 2013, there was approximately $15.6 million of total unrecognized compensation expense related to unvested RSUs and restricted stock, which is expected to be recognized over a weighted-average period of approximately 1.3 years.

12. Earnings Per Share
The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share:

	2012	2011	2010
	(in thousands)
Weighted-average shares - basic	86,852	88,596	85,369
Dilutive effect of stock options, restricted stock units, and restricted stock	354	300	681
Weighted-average shares - diluted	87,206	88,896	86,050

Equity awards representing 3.1 million, 2.3 million and 1.3 million shares of common stock were excluded from the computation of diluted earnings per share for 2012, 2011, and 2010, respectively, as the effects of the awards would have been anti-dilutive.

13. Pro forma Information (unaudited)
The pro forma net income applied in computing the pro forma earnings per share for 2010 is based on the Company’s historical net income as adjusted to reflect the Company’s conversion to a corporation as if it had occurred as of the beginning of the respective periods. In connection with the conversion, effective May 2, 2010, the Company became taxed as a corporation. The Company was previously treated as a partnership for tax purposes and, therefore, generally not subject to federal income tax. The pro forma net income includes adjustments for income tax expense as if the Company had been a corporation at an assumed combined federal, state, and local income tax rate of 40.9% for the first thirteen weeks of 2010.
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
Total expense recognized related to the Qualified Plan employer match was $2.7 million, $2.6 million, and $2.7 million in 2012, 2011, and 2010, respectively. In addition, the Company recognized expense of $5.4 million, $5.4 million ,and $6.1 million related to discretionary contributions to the Qualified Plan in 2012, 2011, and 2010, respectively.
Participation in the Non-Qualified Plan is made available to employees who meet certain age, service, job level, and compensation requirements. The Non-Qualified Plan is an unfunded plan which provides benefits beyond the IRC limits for qualified defined contribution plans. The plan permits employees to elect contributions up to a maximum percentage of eligible compensation. The Company matches employee contributions according to a pre-determined formula and credits additional amounts based on a percentage of the employees' eligible compensation and years of service. The Non-Qualified Plan also permits employees to defer additional compensation up to a maximum amount. The Company does not match the contributions for additional deferred compensation. Employees' accounts are credited with interest using a rate determined annually by the Retirement Plan Committee based on a methodology consistent with historical practices. Employee contributions and the related interest vest immediately. Company contributions and the related interest are subject to vesting based on years of service. Employees may elect an in-service distribution for the additional deferred compensation component only. Employees are not permitted to take a withdrawal from any other portion of the Non-Qualified Plan while actively employed with the Company. The remaining vested portion of employees' accounts in the Non-Qualified Plan will be distributed upon termination of employment in either a lump sum or in equal annual installments over a specified period of up to 10 years. Total expense recognized related to the Non-Qualified Plan was $3.5 million, $3.6 million, and $2.5 million, in 2012, 2011, and 2010, respectively.
The Company elected to account for this cash balance plan based on the participant account balances, excluding actuarial considerations as permitted by the applicable authoritative guidance.
The annual activity for the Company's Non-Qualified Plan, was as follows:

	February 2, 2013	January 28, 2012
	(in thousands)
Balance, beginning of period	$19,170	$14,240
Contributions:
Employee	2,833	2,487
Company	2,246	2,379
Interest	1,534	1,239
Distributions	(1,694)	(1,151)
Forfeitures	—	(24)
Balance, end of period	$24,089	$19,170

In addition, as of February 2, 2013 and January 28, 2012, the Company accrued $1.3 million and $1.6 million, respectively, of contributions related to the respective current year that will be credited to employee accounts in the following year. These amounts along with the above-mentioned amounts of $24.1 million and $19.2 million for the period ended February 2, 2013 and January 28, 2012, total $25.4 million and $20.8 million, respectively, and are included in other long-term liabilities on the Consolidated Balance Sheets.

15. Commitments and Contingencies

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

To avoid the expense and uncertainty of further litigation with respect to this matter, in January 2013, the Company entered into a settlement agreement to resolve all wage and hour claims that were asserted or could have been asserted by the plaintiffs and other similarly situated employees and former employees who opted-in to the collective action. The settlement agreement remains subject to court approval. Under the terms of the proposed settlement, the Company will pay approximately $0.4 million in the aggregate to (i) plaintiffs and other employees and former employees who opted-in to the collective action, and (ii) certain legal fees and expenses on behalf of the plaintiffs and other employees and former employees who opted-in to the collective action. As of February 2, 2012, the Consolidated Balance Sheets included a reserve for the settlement amount. If the settlement is not approved by the court, the amount of the reserve may increase or decrease.

The Company is subject to various other claims and contingencies arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company's results of operations, financial condition, or cash flows.

16. Guarantor Subsidiaries
On March 5, 2010, Express, LLC and Express Finance (the “Subsidiary Issuers”), both 100% owned indirect subsidiaries of the Company, issued the Senior Notes. The Company (“Guarantor”) and certain of the Company’s indirect 100% owned subsidiaries (“Guarantor Subsidiaries”) have guaranteed, on a joint and several basis, the Company’s obligations under the Senior Notes. The guarantees are not full and unconditional because Guarantor Subsidiaries can be released and relieved of their obligations under certain customary circumstances contained in the indenture governing the Senior Notes. These circumstances include the following, so long as other applicable provisions of the indenture are adhered to: any sale or other disposition of all or substantially all of the assets of any Guarantor Subsidiary, any sale or other disposition of capital stock of any Guarantor Subsidiary, or designation of any restricted subsidiary that is a Guarantor Subsidiary as an unrestricted subsidiary. On August 26, 2012, Express, LLC contributed certain assets and liabilities to a newly created Guarantor Subsidiary. As a result, the current and prior period condensed consolidating financial information has been revised to retroactively give effect to the new structure in place as of August 26, 2012.
The following consolidating schedules present the condensed financial information on a combined basis.

EXPRESS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Amounts in thousands)

	February 2, 2013
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$938	$230,174	$22,924	$2,261	$—	$256,297
Receivables, net	—	5,612	3,147	2,265	—	11,024
Inventories	—	13,597	198,094	3,391	—	215,082
Prepaid minimum rent	—	451	23,697	1,018	—	25,166
Intercompany loan receivable	—	20,754	—	—	(20,754)	—
Intercompany receivable	—	—	98,304	5,783	(104,087)	—
Other	—	5,085	3,162	46	—	8,293
Total current assets	938	275,673	349,328	14,764	(124,841)	515,862
Property and equipment, net	—	46,913	215,829	15,627	—	278,369
Tradename/domain name	—	197,719	—	—	—	197,719
Investment in subsidiary	369,140	371,084	—	363,356	(1,103,580)	—
Deferred tax assets	738	10,369	5,701	—	—	16,808
Other assets	—	7,710	2,727	4	—	10,441
Total assets	$370,816	$909,468	$573,585	$393,751	$(1,228,421)	$1,019,199
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$173,395	$1,132	$1,598	$—	$176,125
Deferred revenue	—	1,223	26,507	121	—	27,851
Accrued bonus	—	—	334	2	—	336
Accrued expenses	(346)	34,490	72,963	1,357	—	108,464
Intercompany payable	—	104,087	—	—	(104,087)	—
Intercompany loan payable	—	—	—	20,754	(20,754)	—
Total current liabilities	(346)	313,195	100,936	23,832	(124,841)	312,776
Long-term debt	—	198,843	—	—	—	198,843
Other long-term liabilities	—	34,074	96,706	5,638	—	136,418
Total liabilities	(346)	546,112	197,642	29,470	(124,841)	648,037
Commitments and Contingencies (Note 15)
Total stockholders’ equity	371,162	363,356	375,943	364,281	(1,103,580)	371,162
Total liabilities and stockholders’ equity	$370,816	$909,468	$573,585	$393,751	$(1,228,421)	$1,019,199

EXPRESS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Amounts in thousands)

	January 28, 2012
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$1,575	$121,273	$27,964	$1,550	$—	$152,362
Receivables, net	—	1,917	5,522	1,588	—	9,027
Inventories	—	22,681	187,947	2,447	—	213,075
Prepaid minimum rent	—	219	22,766	476	—	23,461
Intercompany loan receivable	—	12,684	—	—	(12,684)	—
Intercompany receivable	—	—	—	5,862	(5,862)	—
Other	—	20,188	(1,960)	4	—	18,232
Total current assets	1,575	178,962	242,239	11,927	(18,546)	416,157
Property and equipment, net	—	31,415	187,286	8,605	—	227,306
Tradename/domain name	—	197,509	—	—	—	197,509
Investment in subsidiary	277,920	300,747	—	272,135	(850,802)	—
Deferred tax assets	852	7,224	4,386	—	—	12,462
Other assets	—	8,956	3,926	4	—	12,886
Total assets	$280,347	$724,813	$437,837	$292,671	$(869,348)	$866,320
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$131,767	$1,294	$618	$—	$133,679
Deferred revenue	—	3,158	24,476	50	—	27,684
Accrued bonus	—	13,486	1,185	18	—	14,689
Accrued expenses	(800)	63,899	48,644	1,539	—	113,282
Accounts payable and accrued expenses—related parties	—	5,997	—	—	—	5,997
Intercompany payable	—	5,862	—	—	(5,862)	—
Intercompany loan payable	—	—	—	12,684	(12,684)	—
Total current liabilities	(800)	224,169	75,599	14,909	(18,546)	295,331
Long-term debt	—	198,539	—	—	—	198,539
Other long-term liabilities	—	29,970	58,189	3,144	—	91,303
Total liabilities	(800)	452,678	133,788	18,053	(18,546)	585,173
Commitments and Contingencies (Note 15)
Total stockholders’ equity	281,147	272,135	304,049	274,618	(850,802)	281,147
Total liabilities and stockholders’ equity	$280,347	$724,813	$437,837	$292,671	$(869,348)	$866,320

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands)

	2012
		Subsidiary	Guarantor	Other		Consolidated
	Express, Inc.	Issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$1,302,433	$2,123,918	$19,514	$(1,297,796)	$2,148,069
Cost of goods sold, buying and occupancy costs	—	952,711	1,737,406	12,184	(1,296,871)	1,405,430
Gross profit	—	349,722	386,512	7,330	(925)	742,639
Selling, general, and administrative expenses	697	185,434	297,595	8,798	(925)	491,599
Other operating expense (income), net	—	(41)	(482)	—	—	(523)
Operating income (loss)	(697)	164,329	89,399	(1,468)	—	251,563
Interest expense	—	19,555	9	41	(50)	19,555
Interest income	—	(50)	—	(3)	50	(3)
(Income) loss in subsidiary	(139,734)	(70,182)	—	(139,735)	349,651	—
Other expense (income), net	—	—	—	40	—	40
Income (loss) before income taxes	139,037	215,006	89,390	138,189	(349,651)	231,971
Income tax expense (benefit)	(230)	75,271	17,662	1	—	92,704
Net income (loss)	$139,267	$139,735	$71,728	$138,188	$(349,651)	$139,267
Foreign currency translation	(13)	(13)	—	(26)	39	(13)
Comprehensive income	$139,254	$139,722	$71,728	$138,162	$(349,612)	$139,254
EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands)

	2011
		Subsidiary	Guarantor	Other		Consolidated
	Express, Inc.	Issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$1,282,691	$2,065,958	$5,908	$(1,281,202)	$2,073,355
Cost of goods sold, buying and occupancy costs	—	893,726	1,699,784	6,136	(1,280,752)	1,318,894
Gross profit	—	388,965	366,174	(228)	(450)	754,461
Selling, general, and administrative expenses	1,689	183,780	294,875	3,929	(450)	483,823
Other operating expense (income), net	—	—	(308)	—	—	(308)
Operating income (loss)	(1,689)	205,185	71,607	(4,157)	—	270,946
Interest expense	—	35,804	—	115	(115)	35,804
Interest income	—	(127)	—	—	115	(12)
(Income) loss in subsidiary	(141,474)	(38,469)	—	(141,192)	321,135	—
Other expense (income), net	—	—	—	(411)	—	(411)
Income (loss) before income taxes	139,785	207,977	71,607	137,331	(321,135)	235,565
Income tax expense (benefit)	(912)	66,785	29,277	(282)	—	94,868
Net income (loss)	$140,697	$141,192	$42,330	$137,613	$(321,135)	$140,697
Foreign currency translation	(7)	(7)	—	(14)	21	(7)
Comprehensive income	$140,690	$141,185	$42,330	$137,599	$(321,114)	$140,690

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands)

	2010
		Subsidiary	Guarantor	Other		Consolidated
	Express, Inc.	Issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$1,118,503	$1,904,684	$—	$(1,117,373)	$1,905,814
Cost of goods sold, buying and occupancy costs	—	776,840	1,567,573	—	(1,116,923)	1,227,490
Gross profit	—	341,663	337,111	—	(450)	678,324
Selling, general, and administrative expenses	2,984	169,753	288,809	(23)	(450)	461,073
Other operating expense (income), net	—	16,904	1,093	3	—	18,000
Operating income (loss)	(2,984)	155,006	47,209	20	—	199,251
Interest expense	—	30,510	—	28,983	—	59,493
Interest income	—	(16)	—	—	—	(16)
(Income) loss in subsidiary	(129,939)	(39,797)	—	(153,742)	323,478	—
Other expense (income), net	—	(1,968)	—	—	—	(1,968)
Income (loss) before income taxes	126,955	166,277	47,209	124,779	(323,478)	141,742
Income tax expense (benefit)	(433)	12,535	7,412	(5,160)	—	14,354
Net income (loss)	$127,388	$153,742	$39,797	$129,939	$(323,478)	$127,388
Foreign currency translation	—	—	—	—	—	—
Comprehensive income	$127,388	$153,742	$39,797	$129,939	$(323,478)	$127,388

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Amounts in thousands)

	2012
		Subsidiary	Guarantor	Other		Consolidated
	Express, Inc.	Issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Operating Activities
Net cash provided by (used in) operating activities	$81	$207,148	$61,440	$695	$—	$269,364
Investing Activities
Capital expenditures	—	(25,134)	(66,480)	(8,060)	—	(99,674)
Purchase of intangible assets	—	(210)	—	—	—	(210)
Distributions received	65,200	—	—	65,200	(130,400)	—
Net cash provided by (used in) investing activities	65,200	(25,344)	(66,480)	57,140	(130,400)	(99,884)
Financing Activities
Payments on capital lease obligation	—	(55)	—	—	—	(55)
Excess tax benefit from share-based compensation	—	422	—	—	—	422
Proceeds from share-based compensation	623	—	—	—	—	623
Repayment of intercompany loan	—	3,982	—	(3,982)	—	—
Borrowings under intercompany loan	—	(12,052)	—	12,052	—	—
Distributions paid	—	(65,200)	—	(65,200)	130,400	—
Repurchase of common stock	(66,541)	—	—	—	—	(66,541)
Net cash provided by (used in) financing activities	(65,918)	(72,903)	—	(57,130)	130,400	(65,551)

Effect of exchange rate on cash	—	—	—	6	—	6

Net increase (decrease) in cash and cash equivalents	(637)	108,901	(5,040)	711	—	103,935
Cash and cash equivalents, beginning of period	1,575	121,273	27,964	1,550	—	152,362
Cash and cash equivalents, end of period	$938	$230,174	$22,924	$2,261	$—	$256,297

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Amounts in thousands)

	2011
		Subsidiary	Guarantor	Other		Consolidated
	Express, Inc.	Issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Operating Activities
Net cash provided by (used in) operating activities	$(381)	$159,803	$55,436	$(2,249)	$—	$212,609
Investing Activities
Capital expenditures	—	(18,182)	(50,107)	(8,887)	—	(77,176)
Purchase of intangible assets	—	(60)	—	—	—	(60)
Distributions received	103	—	—	103	(206)	—
Net cash provided by (used in) investing activities	103	(18,242)	(50,107)	(8,784)	(206)	(77,236)
Financing Activities
Repayments of long-term debt arrangements	—	(169,775)	—	—	—	(169,775)
Costs incurred in connection with debt arrangements and Senior Notes	—	(1,192)	—	—	—	(1,192)
Payments on capital lease obligation	—	(14)	—	—	—	(14)
Proceeds from share-based compensation	309	—	—	—	—	309
Borrowings under intercompany loan	—	(12,684)	—	12,684	—	—
Distributions paid	—	(103)	—	(103)	206	—
Repurchase of common stock	(103)	—	—	—	—	(103)
Net cash provided by (used in) financing activities	206	(183,768)	—	12,581	206	(170,775)

Effect of exchange rate on cash	—	—	—	2	—	2

Net increase (decrease) in cash and cash equivalents	(72)	(42,207)	5,329	1,550	—	(35,400)
Cash and cash equivalents, beginning of period	1,647	163,480	22,635	—	—	187,762
Cash and cash equivalents, end of period	$1,575	$121,273	$27,964	$1,550	$—	$152,362

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Amounts in thousands)

	2010
		Subsidiary	Guarantor	Other		Consolidated
	Express, Inc.	Issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Operating Activities
Net cash provided by (used in) operating activities	$(3,330)	$198,522	$60,261	$(35,495)	$—	$219,958
Investing Activities
Capital expenditures	—	(100)	(54,743)	—	—	(54,843)
Investment in subsidiary	(170,535)	—	—	(5,633)	176,168	—
Distributions received	319,801	—	—	490,954	(810,755)	—
Net cash provided by (used in) investing activities	149,266	(100)	(54,743)	485,321	(634,587)	(54,843)
Financing Activities
Borrowing under Senior Notes	—	246,498	—	—	—	246,498
Net proceeds from equity offering	166,898	—	—	—	—	166,898
Repayments of long-term debt arrangements	—	(1,563)	—	(300,000)	—	(301,563)
Costs incurred in connection with debt arrangements and Senior Notes	—	(11,651)	—	(560)	—	(12,211)
Costs incurred in connection with equity offering	(6,498)	—	—	—	—	(6,498)
Equity contributions	5,633	—	—	170,535	(176,168)	—
Repayment of notes receivable	—	5,633	—	—	—	5,633
Distributions	(261,000)	(441,440)	—	(270,287)	711,727	(261,000)
Dividends	(49,514)	(49,514)	—	(49,514)	99,028	(49,514)
Net cash provided by (used in) financing activities	(144,481)	(252,037)	—	(449,826)	634,587	(211,757)

Net increase (decrease) in cash and cash equivalents	1,455	(53,615)	5,518	—	—	(46,642)
Cash and cash equivalents, beginning of period	192	217,095	17,117	—	—	234,404
Cash and cash equivalents, end of period	$1,647	$163,480	$22,635	$—	$—	$187,762

17. Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial results for 2012 and 2011 follows:

2012 Quarter	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Net sales	$495,952	$454,879	$468,527	$728,711
Gross profit	$188,767	$146,521	$151,538	$255,813
Net income	$42,073	$15,829	$17,422	$63,943
Earnings per basic share	$0.47	$0.18	$0.20	$0.75
Earnings per diluted share	$0.47	$0.18	$0.20	$0.75

2011 Quarter	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Net sales	$467,377	$446,041	$486,784	$673,153
Gross profit	$178,314	$149,832	$175,968	$250,347
Net income	$35,013	$12,620	$32,670	$60,394
Earnings basic share	$0.40	$0.14	$0.37	$0.68
Earnings per diluted share	$0.39	$0.14	$0.37	$0.68

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act of 1934 reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of February 2, 2013.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of February 2, 2013. In making this assessment, we used the criteria set forth by COSO. Based on our assessment, management concluded that, as of February 2, 2013, the Company's internal control over financial reporting was effective.

PricewaterhouseCoopers, LLP, an independent registered public accounting firm that audited the financial statements included in this Report on Form 10-K, has also audited the effectiveness of the Company's internal control over financial reporting as of February 2, 2013, as stated in their report which is included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) that occurred during the fourth quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated herein by reference to the sections entitled "Election of Directors", "Executive Officers", "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for our 2013 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated herein by reference to the sections entitled "Executive Compensation", "Corporate Governance - Director Compensation", "Corporate Governance - Compensation Committee Interlocks and Insider Participation" and "Executive Compensation - Compensation and Governance Committee Report" in the Proxy Statement for our 2013 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated herein by reference to the section entitled "Stock Ownership Information" in the Proxy Statement for its 2013 Annual Meeting of Stockholders.

The following table summarizes share and exercise price information about Express' equity compensation plan as of February 2, 2013.

	Number of securities to be issued upon exercise of oustanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,323,291	20.00	10,384,510
Equity compensation plans not approved by security holders	—	—	—
Total	3,323,291	20.00	10,384,510

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated herein by reference to the sections entitled "Related Person Transactions" and "Corporate Governance - Director Independence" in the Proxy Statement for our 2013 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated herein by reference to the section entitled "Audit Committee - Principal Accountant Fees and Services" in the Proxy Statement for our 2013 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    (1) Consolidated Financial Statements

The following consolidated financial statements of Express, Inc. and its subsidiaries are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP

Consolidated Balance Sheets as of February 2, 2013 and January 28, 2012

Consolidated Statements of Income and Comprehensive Income for the years ended February 2, 2013, January 28, 2012, and January 29, 2011

Consolidated Statements of Changes in Stockholders' Equity for the years ended February 2, 2013, January 28, 2012, and January 29, 2011

Consolidated Statements of Cash Flows for the years ended February 2, 2013, January 28, 2012, and January 29, 2011

Notes to Consolidated Financial Statements

(2)    Financial Statement Schedules

Schedules have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

(3)	List of Exhibits

The following exhibits are either included in this report or incorporated by reference as indicated in the following:

EXHIBIT INDEX

Exhibit No.	Description
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
10.5+
Amended and Restated Express, Inc. 2010 Incentive Compensation Plan (incorporated by reference to Appendix B to Express Inc.'s definitive proxy statement on Schedule 14A, filed with the SEC on April 30, 2012).

10.6+	Amendment No. 1 to Express, Inc. 2010 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on June 3, 2011).
10.7+	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Express S-1, filed with the SEC on April 30, 2010).
10.8+	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.17 to the Express S-1, filed with the SEC on April 30, 2010).
10.9+	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.18 to the Express S-1, filed with the SEC on April 30, 2010).
10.10+	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.19 to the Express S-1, filed with the SEC on April 30, 2010).
10.11+	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.13 to the Express S-1, filed with the SEC on April 30, 2010).
10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.22 to the Express S-1, filed with the SEC on April 30, 2010).
10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on January 5, 2011).
10.14
Form of Letter Agreement by and among Limited Brands, Inc., Express, Inc., Express Topco LLC, Express Holding, LLC, Express, LLC, Express Finance Corp. and Express GC, LLC (incorporated by reference to Exhibit 10.23 to the Express S-1, filed with the SEC on April 30, 2010).

10.15
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

10.18+	Offer Letter, dated July 29, 2011, from Express, LLC to Dominic Paul Dascoli (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on September 23, 2011).
10.19+
Severance Agreement, dated September 20, 2011, between Express, LLC and Dominic Paul Dascoli (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on September 23, 2011).

10.20
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

21.1*	List of subsidiaries of registrant.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Financial Officer and Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of .

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

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

Date:	April 2, 2013	EXPRESS, INC.

		By:	/s/ D. Paul Dascoli
D. Paul Dascoli
Senior Vice President, Chief Financial Officer and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 2, 2013	By:	/s/ Michael A. Weiss
Michael A. Weiss, President, Chief Executive
Officer, Chairman of the Board, and Director

Date:	April 2, 2013	By:	/s/ D. Paul Dascoli
D. Paul Dascoli, Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date:	April 2, 2013	By:	/s/ Michael G. Archbold
Michael G. Archbold, Director

Date:	April 3, 2013	By:	/s/ Sona Chawla
Sona Chawla, Director

Date:	April 2, 2013	By:	/s/ Michael F. Devine
Michael F. Devine, III, Director

Date:	April 2, 2013	By:	/s/ Theo Killion
Theo Killion, Director

Date:	April 2, 2013	By:	/s/ Mylle H. Mangum
Mylle H. Mangum, Director

Date:	April 2, 2013	By:	/s/ Peter S. Swinburn
Peter S. Swinburn, Director