Form 10-Q
period 2013-05-04
EXPRESS, INC.
filed 2013-06-06
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 4, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock was 85,406,418 as of May 31, 2013.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q ("Quarterly Report") contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	changes in consumer spending and general economic conditions;

•	our ability to identify and respond to new and changing fashion trends, customer preferences, and other related factors;

•	fluctuations in our sales and results of operations on a seasonal basis and due to a variety of other factors;

•	increased competition from other retailers;

•	the success of the malls and shopping centers in which our stores are located;

•	our dependence upon independent third parties to manufacture all of our merchandise;

•	the availability constraints and price volatility of raw materials and labor used to manufacture our products;

•	interruptions of the flow of merchandise from international manufacturers causing disruptions in our supply chain;

•	shortages of inventory, delayed shipments to our online customers, and harm to our reputation due to difficulties or shut-down of distribution facilities;

•	our reliance upon independent third-party transportation providers for substantially all of our product shipments;

•	our dependence upon key executive management;

•	our growth strategy, including our international expansion plan;

•	our dependence on a strong brand image;

•	our leasing substantial amounts of space;

•	our reliance on third parties to provide us with certain key services for our business;

•	our reliance on information systems and any failure, inadequacy, interruption or security failure of those systems;

•	claims made against us resulting in litigation;

•	changes in laws and regulations applicable to our business;

•	our inability to protect our trademarks or other intellectual property rights;

•	our substantial indebtedness and lease obligations;

•	restrictions imposed by our indebtedness on our current and future operations and our ability to pay dividends;

•	fluctuations in energy costs;

•	changes in taxation requirements or the results of tax audits; and

•	impairment charges on long-lived assets.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. For the discussion of these risks and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 2, 2013 ("Annual Report"), filed with the Securities and Exchange Commission (“SEC”) on April 2, 2013. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as otherwise required by law.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	May 4, 2013	February 2, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$244,214	$256,297
Receivables, net	10,773	11,024
Inventories	226,329	215,082
Prepaid minimum rent	25,362	25,166
Other	9,850	8,293
Total current assets	516,528	515,862

PROPERTY AND EQUIPMENT	650,899	625,344
Less: accumulated depreciation	(354,879)	(346,975)
Property and equipment, net	296,020	278,369

TRADENAME/DOMAIN NAME	197,734	197,719
DEFERRED TAX ASSETS	16,808	16,808
OTHER ASSETS	9,773	10,441
Total assets	$1,036,863	$1,019,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$158,394	$176,125
Deferred revenue	22,117	27,851
Accrued bonus	468	336
Accrued expenses	94,857	108,464
Total current liabilities	275,836	312,776

LONG-TERM DEBT	198,923	198,843
OTHER LONG-TERM LIABILITIES	154,497	136,418
Total liabilities	629,256	648,037

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 89,586 shares and 89,322 shares issued at May 4, 2013 and February 2, 2013, respectively, and 85,390 shares and 85,224 shares outstanding at May 4, 2013 and February 2, 2013, respectively	896	893
Additional paid-in capital	110,732	105,012
Accumulated other comprehensive gain (loss)	50	(20)
Retained earnings	364,358	331,921
Treasury stock – at average cost; 4,196 shares and 4,098 shares at May 4, 2013 and February 2, 2013, respectively	(68,429)	(66,644)
Total stockholders’ equity	407,607	371,162
Total liabilities and stockholders’ equity	$1,036,863	$1,019,199
See notes to unaudited consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
NET SALES	$508,524	$495,952
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	337,747	307,185
Gross profit	170,777	188,767
OPERATING EXPENSES:
Selling, general, and administrative expenses	112,623	114,195
Other operating (income) expense, net	(540)	15
Total operating expenses	112,083	114,210

OPERATING INCOME	58,694	74,557

INTEREST EXPENSE, NET	4,805	4,782
OTHER EXPENSE (INCOME), NET	229	(208)
INCOME BEFORE INCOME TAXES	53,660	69,983
INCOME TAX EXPENSE	21,223	27,910
NET INCOME	$32,437	$42,073

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain (loss)	70	(78)
COMPREHENSIVE INCOME	$32,507	$41,995

EARNINGS PER SHARE:
Basic	$0.38	$0.47
Diluted	$0.38	$0.47

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	85,095	88,846
Diluted	85,490	89,310
See notes to unaudited consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,437	$42,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,441	17,049
Loss on disposal of property and equipment	64	17
Excess tax benefit from share-based compensation	(1)	(273)
Share-based compensation	5,011	3,856
Deferred taxes	—	(188)
Changes in operating assets and liabilities:
Receivables, net	287	(263)
Inventories	(11,296)	12,468
Accounts payable, deferred revenue, and accrued expenses	(44,776)	(32,333)
Other assets and liabilities	6,194	3,216
Net cash provided by operating activities	5,361	45,622

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16,853)	(16,932)
Purchase of intangible assets	—	(185)
Net cash used in investing activities	(16,853)	(17,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligation	(15)	(13)
Excess tax benefit from share-based compensation	1	273
Proceeds from share-based compensation	1,082	623
Repurchase of common stock	(1,785)	(1,349)
Net cash used in financing activities	(717)	(466)

EFFECT OF EXCHANGE RATE ON CASH	126	38

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,083)	28,077
CASH AND CASH EQUIVALENTS, Beginning of period	256,297	152,362
CASH AND CASH EQUIVALENTS, End of period	$244,214	$180,439

See notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
(unaudited)

1. Description of Business and Basis of Presentation
Business Description

Express, Inc., together with its subsidiaries ("Express" or the "Company"), is a specialty apparel and accessories retailer of women's and men's merchandise, targeting the 20 to 30 year old customer. Express merchandise is sold through retail stores and the Company's website, www.express.com. As of May 4, 2013, Express operated 620 primarily mall-based stores in the United States, Canada, and Puerto Rico. Additionally, the Company earned revenue from 18 franchise stores. These franchise stores are operated by franchisees pursuant to franchise agreements covering the Middle East, Mexico, and certain other Latin American countries. Under the franchise agreements, the franchisees operate stores that sell Express-branded apparel and accessories purchased directly from the Company.

Fiscal Year

The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. References herein to "2013" and "2012" represent the 52-week period ended February 1, 2014 and the 53-week period ended February 2, 2013, respectively. All references herein to “the first quarter of 2013” and “the first quarter of 2012” represent the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for 2013. Therefore, these statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended February 2, 2013, included in the Company's Annual Report on Form 10-K, filed with the SEC on April 2, 2013.

Principles of Consolidation

The unaudited Consolidated Financial Statements include the accounts of Express, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

2. Segment Reporting
The Company defines an operating segment on the same basis that it uses to evaluate performance internally. The Company has determined that, together, its Chief Executive Officer and its Chief Operating Officer are the Chief Operating Decision Maker

and that there is 1 operating segment. Therefore, the Company reports results as a single segment, which includes the operation of its Express brick-and-mortar retail stores, e-commerce operations, and international operations.

The following is information regarding the Company's sales channels:

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
	(in thousands)
Stores	$430,557	$443,446
E-commerce	70,722	47,876
Other revenue	7,245	4,630
Total net sales	$508,524	$495,952
Other revenue consists primarily of shipping and handling revenue related to e-commerce activity, gift card breakage, and revenue from franchise agreements.

Revenues and long-lived assets relating to the Company's international operations for the thirteen weeks ended May 4, 2013 and April 28, 2012 and as of May 4, 2013 and February 2, 2013, respectively, were not material and, therefore, not reported separately from domestic revenues and long-lived assets.

3. Earnings Per Share
The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share:

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
	(in thousands)
Weighted-average shares - basic	85,095	88,846
Dilutive effect of stock options, restricted stock units, and restricted stock	395	464
Weighted-average shares - diluted	85,490	89,310

Equity awards representing 2.8 million and 2.0 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively, as the effects of the awards would have been anti-dilutive.

Additionally, for the thirteen weeks ended May 4, 2013 and April 28, 2012, there were 0.5 million and 0.3 million shares, respectively, of restricted stock excluded from the computation of diluted weighted average shares because the number of shares that will ultimately be issued is contingent on the Company's performance compared to pre-established annual performance goals.

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

The following table presents the Company's assets measured at fair value on a recurring basis as of May 4, 2013 and February 2, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.

	May 4, 2013
	Level 1	Level 2	Level 3
	(in thousands)
U.S. treasury securities money market funds	$220,104	$—	$—

	February 2, 2013
	Level 1	Level 2	Level 3
	(in thousands)
U.S. treasury securities money market funds	$236,086	$—	$—
The carrying amounts reflected on the unaudited Consolidated Balance Sheets for cash, cash equivalents, receivables, prepaid expenses, and payables as of May 4, 2013 and February 2, 2013 approximated their fair values.

5. Intangible Assets
The following table provides the significant components of intangible assets:

	May 4, 2013
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename	$196,144	$—	$196,144
Internet domain name/other	1,590	—	1,590
Net favorable lease obligations	19,750	18,116	1,634
	$217,484	$18,116	$199,368

	February 2, 2013
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename	$196,144	$—	$196,144
Internet domain name/other	1,575	—	1,575
Net favorable lease obligations	19,750	17,811	1,939
	$217,469	$17,811	$199,658

The Company's tradename and internet domain name/other have indefinite lives. Net favorable lease obligations are amortized over a period between 5 and 7 years, which represent the remaining life of each respective lease at the evaluation date, and are included in other assets on the unaudited Consolidated Balance Sheets. Amortization expense totaled $0.3 million and $0.4 million during the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively.

6. Related Party Transactions
The transactions described in this note are transactions between the Company and entities affiliated with Golden Gate Private Equity, Inc. ("Golden Gate"). Prior to July 2007, the Company operated as a division of L Brands, Inc. ("L Brands"). In July 2007, a Golden Gate affiliate acquired approximately 75% of the outstanding equity interests in the Company from L Brands, and the Company began its transition to a stand-alone company. In May 2010, the Company completed an Initial Public Offering ("IPO") whereby Golden Gate and L Brands sold a portion of their shares. Following the IPO, both Golden Gate and L Brands gradually reduced their ownership interest in the Company. On July 29, 2011, L Brands disposed of its remaining ownership interest in the Company and, as a result of this disposition, ceased to be a related party as of the end of the second quarter of 2011. On March 19, 2012, Golden Gate sold its remaining ownership interest in the Company and, as of May 31, 2012, Golden Gate no longer had representation on the Company's Board of Directors ("Board"). As a result, Golden Gate ceased to be a related party as of June 1, 2012. The related party activity with Golden Gate affiliates described in this note includes only expenses incurred and income earned through the date which Golden Gate ceased to be a related party.

Transactions with Other Golden Gate Affiliates
The Company transacts with Golden Gate affiliates for e-commerce warehouse and fulfillment services, software license purchases, and consulting and software maintenance services.
The Company incurred the following charges from Golden Gate affiliates for various services, which are included primarily in cost of goods sold, buying and occupancy costs in the unaudited Consolidated Statements of Income and Comprehensive Income:

Thirteen Weeks Ended
April 28, 2012
(in thousands)
E-commerce warehouse and fulfillment	$6,750
Software licenses and consulting and software maintenance services	$40
The Company provides real estate services to certain Golden Gate affiliates. Income recognized during the thirteen weeks ended April 28, 2012 was $0.1 million.

Interest expense incurred on the 8 3/4% Senior Notes attributable to the $40.0 million of Senior Notes previously owned by a Golden Gate affiliate was $0.2 million during the thirteen weeks ended April 28, 2012.

7. Income Taxes

The provision for income taxes is based on a current estimate of the annual effective tax rate adjusted to reflect the impact of discrete items.  The Company's quarterly effective tax rate does not reflect a benefit associated with losses related to certain foreign subsidiaries and foreign tax credit carryovers. The Company's effective tax rate was 39.6% and 39.9% for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively.
8. Lease Financing Obligations

In certain lease arrangements, the Company is involved with the construction of the building. To the extent the Company is involved in the construction of structural improvements or takes construction risk prior to commencement of a lease, it is deemed the owner of the project for accounting purposes. Therefore, the Company records an asset in property and equipment on the unaudited Consolidated Balance Sheets, including any capitalized interest costs, and related liabilities in accrued interest and lease financing obligation in other long-term liabilities on the unaudited Consolidated Balance Sheets, for the replacement cost of the Company's portion of the pre-existing building plus the amount of construction-in-progress incurred by the landlord as of the balance sheet date. Once construction is complete, the Company considers the requirements for sale-leaseback treatment, including the transfer of all risks of ownership back to the landlord, and whether the Company has any continuing involvement in the leased property. If the arrangement does not qualify for sale-leaseback treatment, the building assets subject to these obligations remain on the Company's unaudited Consolidated Balance Sheets at their historical cost, and such assets are depreciated over their remaining useful lives. The replacement cost of the pre-existing building, as well as the costs of construction paid by the landlord, are recorded as lease financing obligations, and a portion of the lease payments are applied as payments of principal and interest. The interest rate selected for lease financing obligations is evaluated at lease inception based on the Company's incremental borrowing rate. At the end of the initial lease term, should the Company decide not to renew the lease, the Company would reverse equal amounts of the net book value of the assets and the corresponding lease financing obligations.   The initial lease terms related to these lease arrangements are expected to expire in 2023 and 2029. As of May 4, 2013 and February 2, 2013, the Company has recorded $26.7 million and $16.2 million, respectively, of construction-in-progress, with a corresponding amount to lease financing obligations, each of which is reflected in the unaudited Consolidated Balance Sheets. These assets and liabilities are classified as non-cash items for purposes of the unaudited Consolidated Statements of Cash Flow.

Rent expense relating to the land is recognized on a straight-line basis once construction begins. Once the store opens, the Company will not report rent expense for the portion of the rent payment determined to be related to the properties which are owned for accounting purposes. Rather, this portion of rent payment under the lease will be recognized as a reduction of the lease financing obligations and as interest expense.

9. Debt
Borrowings outstanding consisted of the following:

	May 4, 2013	February 2, 2013
	(in thousands)
8 3/4% Senior Notes	$200,850	$200,850
Debt discount on Senior Notes	(1,927)	(2,007)
Total long-term debt	$198,923	$198,843

Revolving Credit Facility

On July 29, 2011, Express Holding, LLC, a wholly-owned subsidiary ("Express Holding"), and its subsidiaries entered into an Amended and Restated $200.0 million secured Asset-Based Credit Facility ("Revolving Credit Facility"). As of May 4, 2013, there were no borrowings outstanding and approximately $197.9 million available under the the Revolving Credit Facility.

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

Prior to March 1, 2014, the Senior Notes may be redeemed in part or in full at a redemption price equal to the principal amount plus a make-whole premium, calculated in accordance with the indenture governing the Senior Notes, and accrued and unpaid interest. On or after March 1, 2014, the Senior Notes may be redeemed in part or in full at the following percentages of the outstanding principal amount prepaid: 104.38% prior to March 1, 2015; 102.19% on or after March 1, 2015, but prior to March 1, 2016; and at the principal amount on or after March 1, 2016.

The indenture governing the Senior Notes contains customary covenants and restrictions on the activities of Express, LLC, Express Finance, and Express, LLC's restricted subsidiaries, including, but not limited to, the incurrence of additional indebtedness; payment of dividends or distributions in respect of capital stock or certain other restricted payments or investments; entering into agreements that restrict distributions from restricted subsidiaries; the sale or disposal of assets, including capital stock of restricted subsidiaries; transactions with affiliates; the incurrence of liens; and mergers, consolidations or the sale of substantially all of Express, LLC's assets. Certain of these covenants will be suspended if the Senior Notes are assigned an investment grade rating by both Standard & Poor's and Moody's Investors Service and no default has occurred or is continuing. If either rating on the Senior Notes should subsequently decline to below investment grade, the suspended covenants will be reinstated.
Fair Value of Debt
The fair value of the Senior Notes was estimated using a number of factors, such as recent trade activity, size, timing, and yields of comparable bonds and is, therefore, within Level 2 of the fair value hierarchy. As of May 4, 2013, the estimated fair value of the Senior Notes was $218.2 million.
Letters of Credit

The Company may enter into various trade letters of credit ("trade LCs") in favor of certain vendors to secure merchandise. These trade LCs are issued for a defined period of time, for specific shipments, and generally expire 3 weeks after the merchandise shipment date. As of May 4, 2013 and February 2, 2013, there were no outstanding trade LCs. Additionally, the Company enters into stand-by letters of credit ("stand-by LCs") on an as-need basis to secure merchandise and fund other general and administrative costs. As of May 4, 2013 and February 2, 2013, outstanding stand-by LCs totaled $2.1 million.

10. Share-Based Compensation

The Company records the fair value of share-based payments to employees in the unaudited Consolidated Statements of Income and Comprehensive Income as compensation expense, net of forfeitures, over the requisite service period.

Share-based Compensation Plans

The following summarizes our share-based compensation expense:

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
	(in thousands)
Restricted stock units and restricted stock	$2,778	$1,948
Stock options	2,232	1,898
Restricted shares (equity issued pre-IPO)	1	10
Total share-based compensation	$5,011	$3,856

The stock compensation related income tax benefit recognized by the Company during the thirteen weeks ended May 4, 2013 and April 28, 2012 was $1.9 million and $1.5 million, respectively.

Stock Options

During the thirteen weeks ended May 4, 2013, the Company granted stock options under the Amended and Restated Express, Inc. 2010 Incentive Compensation Plan (the "2010 Plan"). The fair value of the stock options is determined using the Black-Scholes-Merton option-pricing model as described later in this note. The majority of stock options granted under the 2010 Plan vest 25% per year over 4 years and have a 10 year contractual life, however those granted to the Chief Executive Officer vest ratably over 3 years. The expense for stock options is recognized using the straight-line attribution method.
The Company's activity with respect to stock options during the thirteen weeks ended May 4, 2013 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding, February 2, 2013	3,092	$18.99
Granted	612	$17.49
Exercised	(62)	$16.98
Forfeited or expired	(68)	$19.45
Outstanding, May 4, 2013	3,574	$18.76	8.1	$3,127
Expected to vest at May 4, 2013	2,095	$18.85	8.4	$2,025
Exercisable at May 4, 2013	1,397	$18.62	7.6	$1,014
The following provides additional information regarding the Company's stock options:

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
	(in thousands, except per share amounts)
Weighted average grant date fair value of options granted	$9.27	$13.47
Total intrinsic value of options exercised	$93	$267
As of May 4, 2013, there was approximately $17.5 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of approximately 1.7 years.
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
The fair value of stock options was estimated at the grant date using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Risk-free interest rate (1)	1.06%	1.14%
Price Volatility (2)	56.0%	55.9%
Expected term (years) (3)	6.19	6.16
Dividend yield (4)	—	—

(1)	Represents the yield on U.S. Treasury securities with a term consistent with the expected term of the stock options.

(2)
For the first 2 years following the Company's IPO, this was based on the historical volatility of selected comparable companies over a period consistent with the expected term of the stock options because the Company had a limited history of being publicly traded. Comparable companies were selected primarily based on industry, stage of life cycle, and size. Beginning with the second anniversary of the IPO in May 2012, the Company began using its own volatility as an additional input in the determination of expected volatility.

(3)
Calculated utilizing the “simplified” methodology prescribed by Staff Accounting Bulletin No. 107 due to the lack of historical exercise data necessary to provide a reasonable basis upon which to estimate the term.

(4)	The Company does not currently plan on paying regular dividends.
Restricted Stock Units and Restricted Stock
During the thirteen weeks ended May 4, 2013, the Company granted restricted stock units (“RSUs”) under the 2010 Plan, including 0.5 million RSUs with performance conditions. The fair value of the RSUs is determined based on the Company's stock price on the grant date. The expense for RSUs is recognized using the straight-line attribution method, except for RSUs with performance conditions, for which the graded vesting method is used. The RSUs with performance conditions are also subject to time-based vesting with requisite service periods of 2 years for the Chief Executive Officer and 3 years for other employees. RSUs without performance conditions vest ratably over 4 years.

The Company's activity with respect to RSUs and restricted stock for the thirteen weeks ended May 4, 2013 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value
	(in thousands, except per share amounts)
Unvested, February 2, 2013	1,218	$21.49
Granted	839	$17.49
Vested	(273)	$21.33
Forfeited	(53)	$20.99
Unvested, May 4, 2013	1,731	$19.00
The total fair value/intrinsic value of RSUs and restricted stock that vested was $5.8 million during the thirteen weeks ended May 4, 2013. As of May 4, 2013, there was approximately $25.6 million of total unrecognized compensation expense related to unvested RSUs and restricted stock, which is expected to be recognized over a weighted-average period of approximately 1.9 years.

11. Commitments and Contingencies

In a complaint filed on July 7, 2011 in the United States District Court for the Northern District of Illinois styled as Eric Wynn, et al., v. Express, LLC, Express was named as a defendant in a purported nationwide collective action alleging violations of the Fair Labor Standards Act and of applicable Illinois state wage and hour statutes related to alleged off-the-clock work. The lawsuit sought unspecified monetary damages and attorneys' fees. In March 2012, the court granted conditional collective action certification.

To avoid the expense and uncertainty of further litigation with respect to this matter, in January 2013, the Company entered into a settlement agreement to resolve all wage and hour claims that were asserted or could have been asserted by the plaintiffs and other similarly situated employees and former employees who opted-in to the collective action. The settlement was subsequently approved by the court in the first quarter of 2013. Under the terms of the approved settlement, the Company will pay approximately $0.4 million in the aggregate to (i) plaintiffs and other employees and former employees who opted-in to the collective action, and (ii) certain legal fees and expenses on behalf of the plaintiffs and other employees and former employees who opted-in to the collective action. As of May 4, 2013, the unaudited Consolidated Balance Sheets included a reserve for the settlement amount, which is expected to be paid out by August 2013.

The Company is subject to various other claims and contingencies arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company's results of operations, financial condition, or cash flows.

12. Guarantor Subsidiaries
On March 5, 2010, Express, LLC and Express Finance (the “Subsidiary Issuers”), both wholly-owned indirect subsidiaries of Express, Inc., issued the Senior Notes. Express, Inc. (“Guarantor”) and certain of its indirect 100% owned subsidiaries (“Guarantor Subsidiaries”) have guaranteed, on a joint and several basis, the obligations under the Senior Notes. The guarantees are not full and unconditional because Guarantor Subsidiaries can be released and relieved of their obligations under certain customary circumstances contained in the indenture governing the Senior Notes. These circumstances include the following, so long as other applicable provisions of the indenture are adhered to: any sale or other disposition of all or substantially all of the assets of any Guarantor Subsidiary, any sale or other disposition of capital stock of any Guarantor Subsidiary, or designation of any restricted subsidiary that is a Guarantor Subsidiary as an unrestricted subsidiary. On August 26, 2012, Express, LLC contributed certain assets and liabilities to a newly created Guarantor Subsidiary. As a result, the current and prior period condensed consolidating financial information has been revised to retroactively give effect to the new structure in place as of August 26, 2012.
The following consolidating schedules present the condensed financial information on a combined basis.

EXPRESS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Amounts in thousands)
(Unaudited)

	May 4, 2013
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$1,974	$218,329	$22,831	$1,080	$—	$244,214
Receivables, net	—	5,282	3,727	1,764	—	10,773
Inventories	—	12,919	209,993	3,417	—	226,329
Prepaid minimum rent	—	471	23,828	1,063	—	25,362
Intercompany loan receivable	—	20,556	—	—	(20,556)	—
Intercompany receivable	—	—	103,431	5,783	(109,214)	—
Other	57	5,712	3,960	121	—	9,850
Total current assets	2,031	263,269	367,770	13,228	(129,770)	516,528
Property and equipment, net	—	36,243	243,737	16,040	—	296,020
Tradename/domain name	—	197,734	—	—	—	197,734
Investment in subsidiary	404,441	393,189	—	398,657	(1,196,287)	—
Deferred tax assets	738	10,369	5,701	—	—	16,808
Other assets	—	7,375	2,392	6	—	9,773
Total assets	$407,210	$908,179	$619,600	$427,931	$(1,326,057)	$1,036,863
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$154,929	$2,782	$683	$—	$158,394
Deferred revenue	—	1,168	20,841	108	—	22,117
Accrued bonus	—	—	428	40	—	468
Accrued expenses	(655)	15,458	79,041	1,013	—	94,857
Intercompany payable	—	109,214	—	—	(109,214)	—
Intercompany loan payable	—	—	—	20,556	(20,556)	—
Total current liabilities	(655)	280,769	103,092	22,400	(129,770)	275,836
Long-term debt	—	198,923	—	—	—	198,923
Other long-term liabilities	258	29,830	118,423	5,986	—	154,497
Total liabilities	(397)	509,522	221,515	28,386	(129,770)	629,256
Commitments and Contingencies (Note 11)
Total stockholders’ equity	407,607	398,657	398,085	399,545	(1,196,287)	407,607
Total liabilities and stockholders’ equity	$407,210	$908,179	$619,600	$427,931	$(1,326,057)	$1,036,863

EXPRESS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Amounts in thousands)
(Unaudited)

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
Commitments and Contingencies (Note 11)
Total stockholders’ equity	371,162	363,356	375,943	364,281	(1,103,580)	371,162
Total liabilities and stockholders’ equity	$370,816	$909,468	$573,585	$393,751	$(1,228,421)	$1,019,199

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended May 4, 2013
		Subsidiary	Guarantor	Other		Consolidated
	Express, Inc.	Issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$227,992	$496,902	$6,862	$(223,232)	$508,524
Cost of goods sold, buying and occupancy costs	—	151,571	405,116	4,315	(223,255)	337,747
Gross profit	—	76,421	91,786	2,547	23	170,777
Selling, general, and administrative expenses	112	38,294	71,804	2,412	1	112,623
Other operating expense (income), net	—	—	(562)	—	22	(540)
Operating income (loss)	(112)	38,127	20,544	135	—	58,694
Interest expense, net	—	5,262	(469)	12	—	4,805
(Income) loss in subsidiary	(32,505)	(12,614)	—	(32,505)	77,624	—
Other expense (income), net	—	—	—	229	—	229
Income (loss) before income taxes	32,393	45,479	21,013	32,399	(77,624)	53,660
Income tax expense (benefit)	(44)	12,974	8,293	—	—	21,223
Net income (loss)	$32,437	$32,505	$12,720	$32,399	$(77,624)	$32,437
Foreign currency translation gain (loss)	70	70	—	140	(210)	70
Comprehensive income	$32,507	$32,575	$12,720	$32,539	$(77,834)	$32,507
EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended April 28, 2012
		Subsidiary	Guarantor	Other		Consolidated
	Express, Inc.	Issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$298,049	$492,453	$3,111	$(297,661)	$495,952
Cost of goods sold, buying and occupancy costs	—	198,995	402,042	3,696	(297,548)	307,185
Gross profit	—	99,054	90,411	(585)	(113)	188,767
Selling, general, and administrative expenses	270	43,107	69,646	1,285	(113)	114,195
Other operating expense (income), net	—	1,509	17	(1,511)	—	15
Operating income (loss)	(270)	54,438	20,748	(359)	—	74,557
Interest expense, net	—	4,696	—	86	—	4,782
(Income) loss in subsidiary	(42,343)	26,784	—	(42,343)	57,902	—
Other expense (income), net	—	—	—	(208)	—	(208)
Income (loss) before income taxes	42,073	22,958	20,748	42,106	(57,902)	69,983
Income tax expense (benefit)	—	(19,385)	47,295	—	—	27,910
Net income (loss)	$42,073	$42,343	$(26,547)	$42,106	$(57,902)	$42,073
Foreign currency translation gain (loss)	(78)	(78)	—	(156)	234	(78)
Comprehensive income	$41,995	$42,265	$(26,547)	$41,950	$(57,668)	$41,995

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended May 4, 2013
		Subsidiary	Guarantor	Other		Consolidated
	Express, Inc.	Issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Operating Activities
Net cash provided by (used in) operating activities	$1,739	$(5,805)	$9,120	$307	$—	$5,361
Investing Activities
Capital expenditures	—	(6,224)	(9,213)	(1,416)	—	(16,853)
Net cash provided by (used in) investing activities	—	(6,224)	(9,213)	(1,416)	—	(16,853)
Financing Activities
Payments on capital lease obligation	—	(15)	—	—	—	(15)
Excess tax benefit from share-based compensation	—	1	—	—	—	1
Proceeds from share-based compensation	1,082	—	—	—	—	1,082
Repayment of intercompany loan	—	1,972	—	(1,972)	—	—
Borrowings under intercompany loan	—	(1,774)	—	1,774	—	—
Repurchase of common stock	(1,785)	—	—	—	—	(1,785)
Net cash provided by (used in) financing activities	(703)	184	—	(198)	—	(717)

Effect of exchange rate on cash	—	—	—	126	—	126

Net increase (decrease) in cash and cash equivalents	1,036	(11,845)	(93)	(1,181)	—	(12,083)
Cash and cash equivalents, beginning of period	938	230,174	22,924	2,261	—	256,297
Cash and cash equivalents, end of period	$1,974	$218,329	$22,831	$1,080	$—	$244,214

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended April 28, 2012
		Subsidiary	Guarantor	Other		Consolidated
	Express, Inc.	Issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Operating Activities
Net cash provided by (used in) operating activities	$(32)	$33,335	$12,242	$77	$—	$45,622
Investing Activities
Capital expenditures	—	(3,780)	(13,369)	217	—	(16,932)
Purchase of intangible assets	—	(185)	—	—	—	(185)
Net cash provided by (used in) investing activities	—	(3,965)	(13,369)	217	—	(17,117)
Financing Activities
Payments on capital lease obligation	—	(13)	—	—	—	(13)
Excess tax benefit from share-based compensation	—	273	—	—	—	273
Proceeds from share-based compensation	623	—	—	—	—	623
Repayment of intercompany loan	—	140	—	(140)	—	—
Repurchase of common stock	(1,349)	—	—	—	—	(1,349)
Net cash provided by (used in) financing activities	(726)	400	—	(140)	—	(466)

Effect of exchange rate on cash	—	—	—	38	—	38

Net increase (decrease) in cash and cash equivalents	(758)	29,770	(1,127)	192	—	28,077
Cash and cash equivalents, beginning of period	1,575	121,273	27,964	1,550	—	152,362
Cash and cash equivalents, end of period	$817	$151,043	$26,837	$1,742	$—	$180,439

13. Subsequent Events
On May 24, 2012, the Company's Board authorized the repurchase of up to $100 million of the Company's common stock, which may be made from time to time in open market or privately negotiated transactions. Subsequent to the first quarter of 2013, the Company repurchased 0.2 million shares of its common stock at an average price of $21.41 per share, totaling $3.3 million, including commissions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of the Company as of the dates and for the periods presented below. The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended February 2, 2013 and our unaudited consolidated financial statements and the related notes included in Item 1 of this Quarterly Report. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors. See “Forward-Looking Statements.”

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

The mixed results that we experienced in 2012 continued into the first quarter of 2013. We generally saw traffic in the malls remain slow early in the quarter as a result of, we believe, higher payroll taxes, delayed tax refunds, and uncertainty about the economy as a whole. This led to higher promotional activity throughout the mall in which we too participated in an effort to remain competitive. This higher promotional activity led to decreased merchandise margins and lower diluted earnings per share of $0.38 compared to $0.47 in the first quarter of 2012. We did, however, see strong responses to certain of our promotional activities in terms of volume, and our customers responded positively to our Spring product line. These factors, in addition to our continued growth in e-commerce, allowed us to increase revenues by 3% over the first quarter of 2012. As we look ahead to the remainder of 2013, we are confident in our product line and look forward to making additional progress against our 4 pillars of growth. Our results with respect to these pillars in the first quarter of 2013 and plans for the near future are as follows.

Improve Productivity of Our Retail Stores

Net sales per average gross square foot decreased from $357 for the twelve months ended April 28, 2012 to $344 for the twelve months ended May 4, 2013, primarily driven by decreased traffic and higher promotional activity. Net sales per average gross square foot is determined by dividing net sales (excluding e-commerce sales, shipping and handling revenue related to e-commerce, gift card breakage, and franchise revenue) for the period by average gross square feet during the period.

Expand Our Store Base
In the first quarter of 2013, we opened 3 new Company-operated stores, including 1 store in Canada, and closed 8 stores in the United States. As of May 4, 2013, we operated 620 locations. For the remainder of 2013, we expect to open approximately 13 additional stores, including 3 in Canada, and close 1 store in the United States. The planned store openings include 1 Company-owned flagship store in the United States. Another flagship location is planned to open in Spring 2014. These flagships will result in approximately $9 million in incremental pre-opening rent expense in 2013, of which $4.0 million was recognized in the first quarter and approximately $5 million is expected to be recognized in the second and third quarters of 2013. Our projected store closure is related to a dual- gender store conversion.

Expand Our e-Commerce Platform
In the first quarter of 2013, our e-commerce sales increased 48% over the first quarter of 2012, which was incremental to a 28% increase in the first quarter of 2012 over the first quarter of 2011. The growth in e-commerce sales in the first quarter of 2013 occurred in both men's and women's merchandise. We believe the significant drivers of our continued e-commerce growth were as follows: improving our website, from the look and feel to the overall functionality; offering a larger product assortment, with sizes, colors, and styles available exclusively online; and implementing free shipping everyday with a minimum purchase of $125. For the remainder of 2013, we will continue to look for ways to improve the e-commerce experience and generate additional e-commerce sales. E-commerce sales represented 14% of our total net sales in the first quarter of 2013. We continue to expect to see this channel grow to be at least 15% of net sales.

Expand Internationally
In the first quarter of 2013, we continued our international expansion with 2 additional franchise store openings in the Middle East and 1 additional franchise store opening in Latin America. At quarter end, we were earning revenue from 18 franchise locations, a net increase of 11 stores from the first quarter of 2012. For the remainder of 2013, we plan to sign deals with 2 additional franchise partners and open between 10 and 13 franchise store locations.
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures. These key measures include net sales, comparable sales and other individual store performance factors, gross profit, and selling, general, and administrative expenses. We also review other metrics, such as EBITDA and Adjusted EBITDA.
Net Sales. Net sales reflects revenues from the sale of our merchandise, less returns and discounts, as well as shipping and handling revenue related to e-commerce, gift card breakage, and revenue earned from our franchise agreements.
Comparable Sales and Other Individual Store Performance Factors. Comparable sales are calculated based upon stores that were open at least thirteen full months as of the end of the reporting period. In the fourth quarter of 2010, we began including e-commerce sales in our comparable sales results and adjusted comparable sales figures retroactively back to the second quarter of 2009. A store is not considered a part of the comparable sales base if the square footage of the store changed by more than 20% due to remodel or relocation activities, or if we execute a phased remodel in place whereby a portion of the store is under construction and, therefore, that portion of the store is not productive selling space. Under the latter scenario, the store is excluded from comparable sales during the construction period only, and is then considered a comparable store when construction is complete. As we continue to increase our store count, we expect that non-comparable sales will begin to contribute more to our total net sales than they currently contribute. We also review sales per gross square foot, average unit retail price, units per transaction, average dollar sales per transaction, traffic, and conversion, among other things, to evaluate the performance of individual stores and on a company-wide basis.
Gross Profit. Gross profit is equal to net sales minus cost of goods sold, buying and occupancy costs. Gross margin measures gross profit as a percentage of net sales. Cost of goods sold, buying and occupancy costs includes the direct cost of purchased merchandise, inventory shrinkage, inventory adjustments, inbound freight to our distribution center and outbound freight to our stores, merchandising, design, planning and allocation, and manufacturing/production costs, occupancy costs related to store operations (such as rent, real estate taxes, landlord charges, common area maintenance, utilities, and depreciation on assets), and all logistics costs associated with our e-commerce business.
 Our cost of goods sold, buying and occupancy costs increase in higher volume quarters because the direct cost of purchased merchandise is tied to sales. Buying and occupancy costs are largely fixed and do not necessarily increase as volume increases. Changes in the mix of our products, such as changes in the proportion of accessories, which are higher margin, may impact our overall cost of goods sold, buying and occupancy costs. We review our inventory levels on an on-going basis in order to identify slow-moving merchandise and generally use markdowns to clear such merchandise. The timing and level of markdowns are driven primarily by seasonality and customer acceptance of our merchandise. We use third-party vendors and company-owned outlet stores to dispose of mark-out-of-stock merchandise. The primary drivers of the costs of the merchandise costs are raw materials, labor in the countries where our merchandise is sourced, and logistics costs associated with transporting our merchandise.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses include all operating costs not included in cost of goods sold, buying and occupancy costs, with the exception of costs such as proceeds received from insurance claims and gain/loss on disposal of assets, which are included in other operating (income) expense, net. These costs include payroll and other expenses related to operations at our corporate home office, store expenses other than occupancy, and marketing expenses, which primarily include production, mailing, and print advertising costs. With the exception of store payroll and marketing, these expenses generally are fixed and do not vary proportionally with net sales. As a result, selling, general, and administrative expenses as a percentage of net sales is typically higher in lower volume quarters and lower in higher volume quarters.

Results of Operations
The table below sets forth the various line items in the unaudited Consolidated Statements of Income and Comprehensive Income as a percentage of net sales for the first quarter of 2013 and the first quarter of 2012.

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Net sales	100%	100%
Cost of goods sold, buying and occupancy costs	66%	62%
Gross profit	34%	38%
Selling, general, and administrative expenses	22%	23%
Other operating (income) expense, net	—%	—%
Operating income	12%	15%
Interest expense	1%	1%
Other expense (income), net	—%	—%
Income before income taxes	11%	14%
Income tax expense	4%	6%
Net income	6%	8%
Net Sales

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Net sales (in thousands)	$508,524	$495,952
Comparable sales percentage change	—%	4%
Comparable sales percentage change (excluding e-commerce sales)	(5)%	2%
Gross square footage at end of period (in thousands)	5,389	5,222
Number of:
Stores open at beginning of period	625	609
New stores	3	4
Closed stores	(8)	(7)
Stores open at end of period	620	606

Net sales increased approximately $12.6 million, or 3%. Comparable sales were flat in the first quarter of 2013 compared to the first quarter of 2012. The flat comparable sales resulted from continued growth in e-commerce and an increase in store transactions offset by a decrease in store average dollar sales. We attribute the decrease in average dollar sales to additional promotional activity throughout the first quarter to remain competitive in a highly promotional landscape and to sell through slower-moving inventory. Non-comparable sales increased $11.8 million, driven by new store openings and remodels.
Gross Profit
The following table shows cost of sales and gross profit in dollars for the stated periods:

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
	(in thousands)
Cost of goods sold, buying and occupancy costs	$337,747	$307,185
Gross profit	$170,777	$188,767

The 450 basis point decrease in gross margin, or gross profit as a percentage of net sales, in the first quarter of 2013 compared to the first quarter of 2012 was comprised of a 240 basis point deterioration in merchandise margin and a 210 basis point increase in buying and occupancy costs. The decrease in merchandise margin was primarily driven by increased promotional activity in the first quarter of 2013, as noted previously. The increase in buying and occupancy costs was primarily driven by rent, including the impact of approximately $4.0 million of pre-opening rent expense associated with the 2 flagship stores under construction, as well as increased e-commerce fulfillment costs resulting from additional e-commerce sales.

Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars for the stated periods:

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
	(in thousands)
Selling, general, and administrative expenses	$112,623	$114,195

The $1.6 million decrease in selling, general, and administrative expenses in the first quarter of 2013 compared to the first quarter of 2012 was driven by a $3.4 million decrease in marketing, including direct mail and point-of-sale visual marketing, and a $2.5 million decrease in incentive compensation. These decreases were partially offset by a $2.3 million increase in payroll, which was primarily related to additional headcount at our home office to support the international expansion and e-commerce growth pillars, merit increases, and stock compensation expense.

Income Tax Expense

The following table shows income tax expense in dollars for the stated periods:

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
	(in thousands)
Income tax expense	$21,223	$27,910

The effective tax rate was 39.6% for the first quarter of 2013 compared to 39.9% for first quarter of 2012. We anticipate our effective tax rate will be between 39.3% and 39.8% in 2013.

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
Cash Flow Analysis
A summary of cash provided by or used in operating, investing and financing activities are shown in the following table:

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
	(in thousands)
Provided by operating activities	$5,361	$45,622
Used in investing activities	(16,853)	(17,117)
Used in financing activities	(717)	(466)
Increase (decrease) in cash and cash equivalents	(12,083)	28,077
Cash and cash equivalents at end of period	$244,214	$180,439

Net Cash Provided by Operating Activities
The majority of our operating cash inflows are derived from sales. Our operating cash outflows generally consist of payments to vendors for merchandise, employees for wages, salaries, and other employee benefits, and landlords for rent. Operating cash outflows also include payments for income taxes and interest on long-term debt.

Net cash provided by operating activities was $5.4 million for the thirteen weeks ended May 4, 2013 compared to $45.6 million for the thirteen weeks ended April 28, 2012, a decrease of $40.3 million. The decrease in cash provided by operations primarily related to the following:

•
Items included in net income provided $55.0 million of cash for the thirteen weeks ended May 4, 2013 compared to $62.5 million for the thirteen weeks ended April 28, 2012. The reduction in the current year was primarily driven by the decreased performance of the business as discussed in "Overview" and "Results of Operations".

•
In addition to the decrease in cash provided by items included in net income discussed above, there was $49.6 million of cash used due to working capital changes during the thirteen weeks ended May 4, 2013 compared to $16.9 million of cash used in the thirteen weeks ended April 28, 2012. Working capital is subject to cyclical operating needs, the timing of receivable collections and payable and expense payments, and the seasonal fluctuations in our operations. The $32.7 million change primarily relates to the timing of merchandise and real estate payments in the first quarter of 2013 versus the first quarter of 2012 and increased cash outflows for purchases of inventory. The primary reasons for the increase in inventory are to support our sales plan for the remainder of the year and to invest in certain key categories that are generating significant volume, including denim and woven tops.

 Net Cash Used in Investing Activities
Investing activities consist primarily of capital expenditures for new and remodeled store construction and fixtures, information technology, and home office and design studio renovations.

Net cash used in investing activities totaled $16.9 million for the thirteen weeks ended May 4, 2013 compared to $17.1 million for the thirteen weeks ended April 28, 2012, a $0.3 million change.

We expect capital expenditures for the remainder of 2013 to be approximately $93.0 million to $98.0 million, primarily driven by new store construction, including 2 flagship locations which require additional expenditures over that of a typical new store opening. These capital expenditures do not include the impact of landlord allowances, which are expected to be approximately $10.0 to $15.0 million for the remainder of 2013.
Net Cash Used in Financing Activities
Net cash used in financing activities totaled $0.7 million for the thirteen weeks ended May 4, 2013 as compared to $0.5 million for the thirteen weeks ended April 28, 2012, an increase of approximately $0.2 million.
Credit Facilities

The following provides an overview of the current status of our long term debt arrangements.  Refer to Note 9 of our unaudited Consolidated Financial Statements for additional information related to our long-term debt arrangements.

Revolving Credit Facility

On July 29, 2011, Express Holding and its domestic subsidiaries entered into an amended and restated $200.0 million secured asset-based loan credit agreement. The amended Revolving Credit Facility is scheduled to expire on July 29, 2016 and allows for up to $30.0 million of swing line advances and up to $45.0 million to be available in the form of letters of credit.
As of May 4, 2013, there were no borrowings outstanding under the Revolving Credit Facility, and we had $197.9 million of availability. We were not subject to the fixed charge coverage ratio covenant in the Revolving Credit Facility at May 4, 2013 because excess availability plus eligible cash collateral exceeded 10% of the borrowing base.
Senior Notes
On March 5, 2010, Express, LLC and Express Finance, as co-issuers, issued $250.0 million of 8 3/4% Senior Notes due 2018 at an offering price of 98.6% of the face value. Interest on the Senior Notes is payable on March 1 and September 1 of each year. Unamortized debt issuance costs outstanding related to the Senior Notes as of May 4, 2013 were $5.9 million.

Contractual Obligations

Our Company's contractual obligations and other commercial commitments did not change materially between February 2, 2013 and May 4, 2013.  For additional information regarding our contractual obligations as of February 2, 2013, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

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
Critical Accounting Policies
Management has determined that our most critical accounting policies are those related to revenue recognition, merchandise inventory valuation, long-lived assets valuation, claims and contingencies, income taxes, and share-based payments. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to the policies discussed in our Annual Report on Form 10-K for the year ended February 2, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our Revolving Credit Facility bears interest at variable rates. See Note 9 of our unaudited Consolidated Financial Statements for further information on the calculation of the rates. We did not borrow any amounts under the Revolving Credit Facility during the thirteen weeks ended May 4, 2013. Borrowings under our Senior Notes bear interest at a fixed rate. For fixed rate debt, interest rate changes affect the fair value of such debt, but do not impact earnings or cash flow. Changes in interest rates are not expected to have a material impact on our future earnings or cash flows given our limited exposure to such changes.

Foreign Currency Exchange Risk

All of our purchases are denominated in U.S. dollars and, therefore we are not exposed to foreign currency exchange risk on these purchases. However, we currently operate 12 stores in Canada, with the functional currency of our Canadian operations being the Canadian dollar. Our Canadian subsidiaries have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation, but the transactions involving such accounts do expose us to foreign currency exchange risk. We do not utilize hedging instruments to mitigate foreign currency exchange risks. As of May 4, 2013, a hypothetical 10% change in the Canadian foreign exchange rate would have impacted our results of operations by approximately $2.0 million.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 4, 2013.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the first quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
Information relating to legal proceedings is set forth in Note 11 to our unaudited Consolidated Financial Statements included in Part I of this Quarterly Report and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.
Our risk factors as of May 4, 2013 have not changed materially from those disclosed in our Annual Report on Form 10-K filed with the SEC on April 2, 2013. The risk factors disclosed in our Annual Report on Form 10-K, in addition to the other information set forth in this Quarterly Report, could materially affect our business, financial condition or results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding the purchase of shares of our common stock made by or on behalf of the Company or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during each month of the quarterly period ended May 4, 2013:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (2)
	(in thousands, except per share amounts)
February 3, 2013 - March 2, 2013	61	$18.51	—	$35,038
March 3, 2013 - April 6, 2013	37	$17.67	—	$35,038
April 7, 2013 - May 4, 2013	—	—	—	$35,038
Total	98		—
(1) Represents shares of restricted stock purchased in connection with employee tax withholding obligations under the 2010 Plan, which are not purchases made under the Company's publicly announced program.
(2) On May 24, 2012, the Board authorized the repurchase of up to $100 million of the Company's common stock (the "Repurchase Program"), which may be made from time to time in open market or privately negotiated transactions. The Repurchase Program may be suspended, modified, or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibits. The following exhibits are filed or furnished with this Quarterly Report:

Exhibit Number	Exhibit Description
10.1+	Form of Cash Performance Award between Michael Weiss and Express, Inc.
10.2+	Form of Stock Option Grant Agreement.
10.3+	Form of Performance Share Unit Agreement.
10.4+	Form of Amended and Restated Employment Agreement.
10.5+	Form of Amended and Restated Severance Agreement.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Financial Officer and Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document. *
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *
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

Date:	June 6, 2013	EXPRESS, INC.

		By:	/s/ D. Paul Dascoli
D. Paul Dascoli
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)