Form 10-Q
period 2013-08-03
EXPRESS, INC.
filed 2013-09-04
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 3, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock was 83,853,731 as of August 30, 2013.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q ("Quarterly Report") contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	changes in consumer spending and general economic conditions;

•	our ability to identify and respond to new and changing fashion trends, customer preferences, and other related factors;

•	fluctuations in our sales and results of operations on a seasonal basis and due to a variety of other factors;

•	increased competition from other retailers;

•	the success of the malls and shopping centers in which our stores are located;

•	our dependence upon independent third parties to manufacture all of our merchandise;

•	the availability constraints and price volatility of raw materials and labor used to manufacture our products;

•	interruptions of the flow of merchandise from international manufacturers causing disruptions in our supply chain;

•	shortages of inventory, delayed shipments to our online customers, and harm to our reputation due to distribution difficulties or shut-down of distribution facilities;

•	our reliance upon independent third-party transportation providers for substantially all of our product shipments;

•	our dependence upon key executive management;

•	our growth strategy, including our international expansion plans;

•	our dependence on a strong brand image;

•	our leasing substantial amounts of space;

•	our reliance on third parties to provide us with certain key services for our business;

•	our reliance on information systems and any failure, inadequacy, interruption or security failure of those systems;

•	claims made against us resulting in litigation;

•	changes in laws and regulations applicable to our business;

•	our inability to protect our trademarks or other intellectual property rights;

•	our substantial indebtedness and lease obligations;

•	restrictions imposed by our indebtedness on our current and future operations and our ability to pay dividends;

•	fluctuations in energy costs;

•	changes in taxation requirements or the results of tax audits; and

•	impairment charges on long-lived assets.

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

EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	August 3, 2013	February 2, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$234,250	$256,297
Receivables, net	13,510	11,024
Inventories	241,933	215,082
Prepaid minimum rent	26,030	25,166
Other	32,172	8,293
Total current assets	547,895	515,862

PROPERTY AND EQUIPMENT	686,777	625,344
Less: accumulated depreciation	(364,576)	(346,975)
Property and equipment, net	322,201	278,369

TRADENAME/DOMAIN NAME	197,787	197,719
DEFERRED TAX ASSETS	16,808	16,808
OTHER ASSETS	9,100	10,441
Total assets	$1,093,791	$1,019,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$197,050	$176,125
Deferred revenue	19,459	27,851
Accrued bonus	893	336
Accrued expenses	84,197	108,464
Total current liabilities	301,599	312,776

LONG-TERM DEBT	199,003	198,843
OTHER LONG-TERM LIABILITIES	174,928	136,418
Total liabilities	675,530	648,037

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 89,701 shares and 89,322 shares issued at August 3, 2013 and February 2, 2013, respectively, and 84,866 shares and 85,224 shares outstanding at August 3, 2013 and February 2, 2013, respectively	897	893
Additional paid-in capital	118,301	105,012
Accumulated other comprehensive gain (loss)	196	(20)
Retained earnings	381,267	331,921
Treasury stock – at average cost; 4,835 shares and 4,098 shares at August 3, 2013 and February 2, 2013, respectively	(82,400)	(66,644)
Total stockholders’ equity	418,261	371,162
Total liabilities and stockholders’ equity	$1,093,791	$1,019,199
See notes to unaudited consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
NET SALES	$486,158	$454,879	$994,682	$950,831
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	333,611	308,358	671,358	615,543
Gross profit	152,547	146,521	323,324	335,288
OPERATING EXPENSES:
Selling, general, and administrative expenses	119,176	115,307	231,799	229,502
Other operating (income) expense, net	(44)	18	(584)	33
Total operating expenses	119,132	115,325	231,215	229,535

OPERATING INCOME	33,415	31,196	92,109	105,753

INTEREST EXPENSE, NET	4,776	4,773	9,581	9,555
OTHER EXPENSE, NET	576	220	805	12
INCOME BEFORE INCOME TAXES	28,063	26,203	81,723	96,186
INCOME TAX EXPENSE	11,154	10,374	32,377	38,284
NET INCOME	$16,909	$15,829	$49,346	$57,902

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	146	81	216	3
COMPREHENSIVE INCOME	$17,055	$15,910	$49,562	$57,905

EARNINGS PER SHARE:
Basic	$0.20	$0.18	$0.58	$0.66
Diluted	$0.20	$0.18	$0.58	$0.65

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	85,001	87,640	85,048	88,243
Diluted	85,572	87,979	85,531	88,645
See notes to unaudited consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,346	$57,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,754	33,937
Loss on disposal of property and equipment	286	35
Excess tax benefit from share-based compensation	(64)	(277)
Share-based compensation	10,837	8,856
Deferred taxes	—	(188)
Changes in operating assets and liabilities:
Receivables, net	(2,408)	(4,802)
Inventories	(27,103)	(204)
Accounts payable, deferred revenue, and accrued expenses	(20,533)	(25,982)
Other assets and liabilities	(8,582)	5,005
Net cash provided by operating activities	36,533	74,282

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(45,538)	(45,661)
Purchase of intangible assets	(69)	(185)
Net cash used in investing activities	(45,607)	(45,846)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligation	(29)	(27)
Excess tax benefit from share-based compensation	64	277
Proceeds from share-based compensation	2,828	623
Repurchase of common stock	(15,756)	(51,497)
Net cash used in financing activities	(12,893)	(50,624)

EFFECT OF EXCHANGE RATE ON CASH	(80)	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,047)	(22,188)
CASH AND CASH EQUIVALENTS, Beginning of period	256,297	152,362
CASH AND CASH EQUIVALENTS, End of period	$234,250	$130,174

See notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
(unaudited)

1. Description of Business and Basis of Presentation
Business Description

Express, Inc., together with its subsidiaries ("Express" or the "Company"), is a specialty apparel and accessories retailer of women's and men's merchandise, targeting the 20 to 30 year old customer. Express merchandise is sold through retail stores and the Company's website, www.express.com. As of August 3, 2013, Express operated 621 primarily mall-based stores in the United States, Canada, and Puerto Rico. Additionally, the Company earned revenue from 20 franchise stores. These franchise stores are operated by franchisees pursuant to franchise agreements covering the Middle East and Latin America. Under the franchise agreements, the franchisees operate stores that sell Express-branded apparel and accessories purchased directly from the Company.

Fiscal Year

The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. References herein to "2013" and "2012" represent the 52-week period ended February 1, 2014 and the 53-week period ended February 2, 2013, respectively. All references herein to “the second quarter of 2013” and “the second quarter of 2012” represent the thirteen weeks ended August 3, 2013 and July 28, 2012, respectively.

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

2. Segment Reporting
The Company defines an operating segment on the same basis that it uses to evaluate performance internally. The Company has determined that, together, its Chief Executive Officer and its Chief Operating Officer are the Chief Operating Decision Maker and that there is one operating segment. Therefore, the Company reports results as a single segment, which includes the operation of its Express brick-and-mortar retail stores, e-commerce operations, and franchise operations.

The following is information regarding the Company's sales channels:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(in thousands)		(in thousands)
Stores	$419,175	$403,179	$849,732	$846,625
E-commerce	59,885	47,192	130,607	95,068
Other revenue	7,098	4,508	14,343	9,138
Total net sales	$486,158	$454,879	$994,682	$950,831
Other revenue consists primarily of shipping and handling revenue related to e-commerce activity, revenue from franchise agreements, and gift card breakage.
Revenues and long-lived assets relating to the Company's international operations were not material for any period presented and are, therefore, not reported separately from domestic revenues or long-lived assets.

3. Earnings Per Share
The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(in thousands)
Weighted-average shares - basic	85,001	87,640	85,048	88,243
Dilutive effect of stock options, restricted stock units, and restricted stock	571	339	483	402
Weighted-average shares - diluted	85,572	87,979	85,531	88,645

Equity awards representing 2.1 million and 2.0 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen and twenty-six weeks ended August 3, 2013, respectively, as the effects of the awards would have been anti-dilutive. Equity awards representing 2.6 million and 2.3 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen and twenty-six weeks ended July 28, 2012, respectively, as the effects of the awards would have been anti-dilutive.

Additionally, for the thirteen and twenty-six weeks ended August 3, 2013, there were 0.5 million shares, and for the thirteen and twenty-six weeks ended July 28, 2012, 0.3 million shares, of restricted stock excluded from the computation of diluted weighted average shares because the number of shares that will ultimately be issued is contingent on the Company's performance compared to pre-established annual performance goals.
4. Share Repurchase Program
On May 24, 2012, the Company's Board of Directors (the "Board") authorized the repurchase of up to $100.0 million of the Company's common stock (the "Repurchase Program"), which may be made from time to time in open market or privately negotiated transactions. The Repurchase Program may be suspended, modified, or discontinued at any time, and the Company has no obligation to make repurchases of its common stock under the Repurchase Program. During the thirteen and twenty-six weeks ended August 3, 2013, the Company repurchased 0.6 million shares of its common stock under the Repurchase Program for a total of $13.9 million, including commissions. During the thirteen and twenty-six week periods ended July 28, 2012, the Company repurchased 2.7 million shares of its common stock under the Repurchase Program for a total of $50.1 million, including commissions. Subsequent to the second quarter, the Company completed its Repurchase Program by repurchasing 1.0 million shares of its common stock for a total of $21.2 million.

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
The following table presents the Company's assets measured at fair value on a recurring basis as of August 3, 2013 and February 2, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.

	August 3, 2013
	Level 1	Level 2	Level 3
	(in thousands)
U.S. treasury securities money market funds	$209,154	$—	$—

	February 2, 2013
	Level 1	Level 2	Level 3
	(in thousands)
U.S. treasury securities money market funds	$236,086	$—	$—
The carrying amounts reflected on the unaudited Consolidated Balance Sheets for cash, cash equivalents, receivables, prepaid expenses, and payables as of August 3, 2013 and February 2, 2013 approximated their fair values.

6. Intangible Assets
The following table provides the significant components of intangible assets:

	August 3, 2013
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename	$196,144	$—	$196,144
Internet domain name/trademark	1,643	—	1,643
Net favorable lease obligations/other	20,175	18,471	1,704
	$217,962	$18,471	$199,491

	February 2, 2013
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename	$196,144	$—	$196,144
Internet domain name/trademark	1,575	—	1,575
Net favorable lease obligations/other	19,750	17,811	1,939
	$217,469	$17,811	$199,658
The Company's tradename, internet domain name and trademark have indefinite lives. Net favorable lease obligations and other intangibles are amortized over a period between 5 and 9 years and are included in other assets on the unaudited Consolidated Balance Sheets. Amortization expense totaled $0.4 million and $0.7 million during the thirteen and twenty-six weeks ended August 3, 2013, respectively; and $0.4 million and $0.8 million during the thirteen and twenty-six weeks ended July 28, 2012, respectively.

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
The Company incurred the following charges from Golden Gate affiliates for various services, which are included primarily in cost of goods sold, buying and occupancy costs in the unaudited Consolidated Statements of Income and Comprehensive Income:

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	July 28, 2012	July 28, 2012
	(in thousands)
E-commerce warehouse and fulfillment	$2,005	$8,755
Software licenses and consulting and software maintenance services	$51	$91
The Company provides real estate services to certain Golden Gate affiliates. Income recognized during the thirteen and twenty-six weeks ended July 28, 2012 was nominal and $0.2 million, respectively.

Interest expense incurred on the 8 3/4% Senior Notes attributable to the $40.0 million of Senior Notes previously owned by a Golden Gate affiliate was $0.1 million and $0.3 million during the thirteen and twenty-six weeks ended July 28, 2012.

8. Income Taxes

The provision for income taxes is based on a current estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. The Company's quarterly effective tax rate does not reflect a benefit associated with losses related to certain foreign subsidiaries and foreign tax credit carryovers. The Company's effective tax rate was 39.7% and 39.6% for the thirteen weeks ended August 3, 2013 and July 28, 2012, respectively. The Company's effective tax rate was 39.6% and 39.8% for the twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively.
9. Lease Financing Obligations

In certain lease arrangements, the Company is involved in the construction of the building. To the extent the Company is involved in the construction of structural improvements or takes construction risk prior to commencement of a lease, it is deemed the owner of the project for accounting purposes. Therefore, the Company records an asset in property and equipment on the unaudited Consolidated Balance Sheets, including any capitalized interest costs, and related liabilities in accrued interest and lease financing obligation in other long-term liabilities on the unaudited Consolidated Balance Sheets, for the replacement cost of the Company's portion of the pre-existing building plus the amount of construction-in-progress incurred by the landlord as of the balance sheet date. Once construction is complete, the Company considers the requirements for sale-leaseback treatment, including the transfer of all risks of ownership back to the landlord, and whether the Company has any continuing involvement in the leased property. If the arrangement does not qualify for sale-leaseback treatment, the building assets subject to these obligations remain on the Company's unaudited Consolidated Balance Sheets at their historical cost, and such assets are depreciated over their remaining useful lives. The replacement cost of the pre-existing building, as well as the costs of construction paid by the landlord, are recorded as lease financing obligations, and a portion of the lease payments are applied as payments of principal and interest. The interest rate selected for lease financing obligations is evaluated at lease inception based on the Company's incremental borrowing rate. At the end of the initial lease term, should the Company decide not to renew the lease, the Company would reverse equal amounts of the net book value of the assets and the corresponding lease financing obligations. The initial lease terms related to these lease arrangements are expected to expire in 2023 and 2029. As of August 3, 2013 and February 2, 2013, the Company has recorded $39.7 million and $16.2 million, respectively, of capitalized interest and landlord funded construction-in-progress, with a corresponding amount to lease financing obligations, each of which is reflected in the unaudited Consolidated Balance Sheets. These assets and liabilities are classified as non-cash items for purposes of the unaudited Consolidated Statements of Cash Flow.

Rent expense relating to the land is recognized on a straight-line basis once construction begins. Once the store opens, the Company will not report rent expense for the portion of the rent payment determined to be related to the lease obligations which are owned for accounting purposes. Rather, this portion of rent payment under the lease will be recognized as a reduction of the lease financing obligations and as interest expense.

10. Debt
Borrowings outstanding consisted of the following:

	August 3, 2013	February 2, 2013
	(in thousands)
8 3/4% Senior Notes	$200,850	$200,850
Debt discount on Senior Notes	(1,847)	(2,007)
Total long-term debt	$199,003	$198,843

Revolving Credit Facility

On July 29, 2011, Express Holding, LLC, a wholly-owned subsidiary ("Express Holding"), and its subsidiaries entered into an Amended and Restated $200.0 million secured Asset-Based Credit Facility ("Revolving Credit Facility"). As of August 3, 2013, there were no borrowings outstanding and approximately $197.4 million available under the the Revolving Credit Facility.

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

Fair Value of Debt
The fair value of the Senior Notes was estimated using a number of factors, such as recent trade activity, size, timing, and yields of comparable bonds and is, therefore, within Level 2 of the fair value hierarchy. As of August 3, 2013, the estimated fair value of the Senior Notes was $214.8 million.
Letters of Credit
The Company may enter into various trade letters of credit ("trade LCs") in favor of certain vendors to secure merchandise. These trade LCs are issued for a defined period of time, for specific shipments, and generally expire 3 weeks after the merchandise shipment date. As of August 3, 2013 and February 2, 2013, there were no outstanding trade LCs. Additionally, the Company enters into stand-by letters of credit ("stand-by LCs") on an as-needed basis to secure merchandise and fund other general and administrative costs. As of August 3, 2013 and February 2, 2013, outstanding stand-by LCs totaled $2.6 million and $2.1 million, respectively.

11. Share-Based Compensation

The Company records the fair value of share-based payments to employees in the unaudited Consolidated Statements of Income and Comprehensive Income as compensation expense, net of forfeitures, over the requisite service period.

Share-Based Compensation Plans

The following summarizes our share-based compensation expense:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(in thousands)
Restricted stock units and restricted stock	$3,531	$2,159	$6,309	$4,057
Stock options	2,295	2,838	4,527	4,786
Restricted shares (equity issued pre-IPO)	—	3	1	13
Total share-based compensation	$5,826	$5,000	$10,837	$8,856

The stock compensation related income tax benefit recognized by the Company during the thirteen and twenty-six weeks ended August 3, 2013 was $0.3 million and $2.2 million, respectively. The stock compensation-related income tax benefit recognized by the Company during the thirteen and twenty-six weeks ended July 28, 2012 was zero and $1.5 million, respectively.

Stock Options

During the twenty-six weeks ended August 3, 2013, the Company granted stock options under the Amended and Restated Express, Inc. 2010 Incentive Compensation Plan (the "2010 Plan"). The fair value of the stock options is determined using the Black-Scholes-Merton option-pricing model as described later in this note. The majority of stock options granted under the 2010 Plan vest 25% per year over 4 years and have a 10 year contractual life; however, those granted to the Chief Executive Officer vest ratably over 3 years. The expense for stock options is recognized using the straight-line attribution method.

The Company's activity with respect to stock options during the twenty-six weeks ended August 3, 2013 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding, February 2, 2013	3,092	$18.99
Granted	612	$17.49
Exercised	(162)	$17.26
Forfeited or expired	(129)	$19.24
Outstanding, August 3, 2013	3,413	$18.79	7.9	$14,995
Expected to vest at August 3, 2013	1,797	$19.10	8.4	$7,528
Exercisable at August 3, 2013	1,555	$18.43	7.3	$7,192
The following provides additional information regarding the Company's stock options:

	Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012
	(in thousands, except per share amounts)
Weighted average grant date fair value of options granted	$9.27	$13.43
Total intrinsic value of options exercised	$496	$267
As of August 3, 2013, there was approximately $14.8 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of approximately 1.6 years.
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
The following assumptions were used in estimating the fair value of the stock options on the date of the grant:

	Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012
Risk-free interest rate (1)	1.06%	1.14%
Price Volatility (2)	56.0%	55.9%
Expected term (years) (3)	6.19	6.16
Dividend yield (4)	—	—

(1)	Represents the yield on U.S. Treasury securities with a term consistent with the expected term of the stock options.

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
Restricted Stock Units and Restricted Stock
During the twenty-six weeks ended August 3, 2013, the Company granted restricted stock units (“RSUs”) under the 2010 Plan, including 0.5 million RSUs with performance conditions. The fair value of the RSUs is determined based on the Company's stock price on the grant date. The expense for RSUs is recognized using the straight-line attribution method, except for RSUs with performance conditions, for which the graded vesting method is used. The RSUs with performance conditions are also subject to time-based vesting with requisite service periods of 2 years for the Chief Executive Officer and 3 years for other employees. RSUs without performance conditions vest ratably over 4 years.

The Company's activity with respect to RSUs and restricted stock for the twenty-six weeks ended August 3, 2013 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value
	(in thousands, except per share amounts)
Unvested, February 2, 2013	1,218	$21.49
Granted	886	$17.66
Vested	(288)	$20.74
Forfeited	(105)	$20.53
Unvested, August 3, 2013	1,711	$19.09
The total fair value/intrinsic value of RSUs and restricted stock that vested was $6.0 million during the twenty-six weeks ended August 3, 2013. As of August 3, 2013, there was approximately $22.5 million of total unrecognized compensation expense related to unvested RSUs and restricted stock, which is expected to be recognized over a weighted-average period of approximately 1.7 years.

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

Pursuant to the terms of the approved settlement, the Company paid out $0.4 million in the aggregate to (i) plaintiffs and other employees and former employees who opted-in to the collective action, and (ii) certain legal fees and expenses on behalf of the plaintiffs and other employees and former employees who opted-in to the collective action. All amounts owed by the Company pursuant to the settlement agreement have been paid in full and this matter is now resolved.

From time to time the Company is subject to various claims and contingencies arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company's results of operations, financial condition, or cash flows.

13. Guarantor Subsidiaries
On March 5, 2010, Express, LLC and Express Finance (the “Subsidiary Issuers”), both wholly-owned indirect subsidiaries of Express, Inc., issued the Senior Notes. Express, Inc. (“Guarantor”) and certain of its indirect 100% owned subsidiaries (“Guarantor Subsidiaries”) have guaranteed, on a joint and several basis, the obligations under the Senior Notes. The guarantees are not full and unconditional because Guarantor Subsidiaries can be released and relieved of their obligations under certain customary circumstances contained in the indenture governing the Senior Notes. These circumstances include the following, so long as other applicable provisions of the indenture are adhered to: any sale or other disposition of all or substantially all of the assets of any Guarantor Subsidiary, any sale or other disposition of capital stock of any Guarantor Subsidiary, or designation of any restricted subsidiary that is a Guarantor Subsidiary as an unrestricted subsidiary. On August 26, 2012, Express, LLC contributed certain assets and liabilities to a newly created Guarantor Subsidiary. As a result, prior period condensed consolidating financial information has been revised to retroactively give effect to the new structure in place as of August 26, 2012.

In the Condensed Consolidating Statements of Income and Comprehensive Income for the thirteen weeks ended April 28, 2012, as presented in the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2013, and for the fifty-three weeks ended February 2, 2013, as presented in the Company's Annual Report on Form 10-K for the year ended February 2, 2013, Income tax expense (benefit) was improperly presented for the Subsidiary Issuers and the Guarantor Subsidiaries by $38.9 million and $18.0 million, respectively. There was no impact on the consolidated balance sheets, statements of income and comprehensive income, or statements of cash flows. The corrected amounts are presented in the following tables:

	Subsidiary Issuers
	Thirteen weeks ended April 28, 2012	Fifty-three weeks ended February 2, 2013
(Income) loss in subsidiary	(12,131)	(52,195)
Income (loss) before income taxes	61,873	197,019
Income tax expense (benefit)	19,530	57,284

	Guarantor Subsidiaries
	Thirteen weeks ended April 28, 2012	Fifty-three weeks ended February 2, 2013
Income tax expense (benefit)	8,380	35,649
Net income (loss)	12,368	53,741

In addition, the Condensed Consolidating Balance Sheet as of February 2, 2013, presented herein, has been revised to reflect the impact of the changes previously discussed. The corrections made are as follows:

	February 2, 2013
	Subsidiary Issuers	Guarantor Subsidiaries	Consolidating Adjustments
Change to Investment in subsidiary	(17,987)	—	17,987
Change to Total Assets	(17,987)	—	17,987
Change to Accrued expenses	(17,987)	17,987	—
Change to Total Liabilities	(17,987)	17,987	—
Change to Total stockholders' equity	—	(17,987)	17,987

In accordance with accounting guidance found in ASC 250-10, the Company assessed the materiality of the errors and concluded they were not material to the Company's previously issued financial statements. As a result, the Company has corrected the error by revising the Condensed Consolidating Statement of Income for the twenty-six weeks ended July 28, 2012 contained herein and will revise the Condensed Consolidating Statement of Income for the fifty-three week period ended February 2, 2013 in the Annual Report on Form 10-K for the year ended February 1, 2014.
The following consolidating schedules present the condensed financial information on a combined basis.

EXPRESS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Amounts in thousands)
(Unaudited)

	August 3, 2013
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$1,865	$207,858	$22,376	$2,151	$—	$234,250
Receivables, net	—	7,869	4,376	1,265	—	13,510
Inventories	—	17,134	220,833	3,966	—	241,933
Prepaid minimum rent	—	680	24,259	1,091	—	26,030
Intercompany loan receivable	—	21,993	—	—	(21,993)	—
Intercompany receivable	—	—	80,552	5,783	(86,335)	—
Other	479	67,607	3,222	91	(39,227)	32,172
Total current assets	2,344	323,141	355,618	14,347	(147,555)	547,895
Property and equipment, net	—	39,425	266,287	16,489	—	322,201
Tradename/domain name	—	197,787	—	—	—	197,787
Investment in subsidiary	415,179	379,186	—	409,396	(1,203,761)	—
Deferred tax assets	738	10,369	5,701	—	—	16,808
Other assets	—	7,030	2,064	6	—	9,100
Total assets	$418,261	$956,938	$629,670	$440,238	$(1,351,316)	$1,093,791
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$193,892	$2,430	$728	$—	$197,050
Deferred revenue	—	1,113	18,242	104	—	19,459
Accrued bonus	—	—	878	15	—	893
Accrued expenses	—	36,709	85,563	1,152	(39,227)	84,197
Intercompany payable	—	86,335	—	—	(86,335)	—
Intercompany loan payable	—	—	—	21,993	(21,993)	—
Total current liabilities	—	318,049	107,113	23,992	(147,555)	301,599
Long-term debt	—	199,003	—	—	—	199,003
Other long-term liabilities	—	30,490	138,501	5,937	—	174,928
Total liabilities	—	547,542	245,614	29,929	(147,555)	675,530
Commitments and Contingencies (Note 12)
Total stockholders’ equity	418,261	409,396	384,056	410,309	(1,203,761)	418,261
Total liabilities and stockholders’ equity	$418,261	$956,938	$629,670	$440,238	$(1,351,316)	$1,093,791

EXPRESS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Amounts in thousands)
(Unaudited)

	February 2, 2013
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$938	$230,174	$22,924	$2,261	$—	$256,297
Receivables, net	—	5,612	3,147	2,265	—	11,024
Inventories	—	13,597	198,094	3,391	—	215,082
Prepaid minimum rent	—	451	23,697	1,018	—	25,166
Intercompany loan receivable	—	20,754	—	—	(20,754)	—
Intercompany receivable	—	—	98,304	5,783	(104,087)	—
Other	—	5,085	3,162	46	—	8,293
Total current assets	938	275,673	349,328	14,764	(124,841)	515,862
Property and equipment, net	—	46,913	215,829	15,627	—	278,369
Tradename/domain name	—	197,719	—	—	—	197,719
Investment in subsidiary	369,140	353,097	—	363,356	(1,085,593)	—
Deferred tax assets	738	10,369	5,701	—	—	16,808
Other assets	—	7,710	2,727	4	—	10,441
Total assets	$370,816	$891,481	$573,585	$393,751	$(1,210,434)	$1,019,199
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$173,395	$1,132	$1,598	$—	$176,125
Deferred revenue	—	1,223	26,507	121	—	27,851
Accrued bonus	—	—	334	2	—	336
Accrued expenses	(346)	16,503	90,950	1,357	—	108,464
Intercompany payable	—	104,087	—	—	(104,087)	—
Intercompany loan payable	—	—	—	20,754	(20,754)	—
Total current liabilities	(346)	295,208	118,923	23,832	(124,841)	312,776
Long-term debt	—	198,843	—	—	—	198,843
Other long-term liabilities	—	34,074	96,706	5,638	—	136,418
Total liabilities	(346)	528,125	215,629	29,470	(124,841)	648,037
Commitments and Contingencies (Note 12)
Total stockholders’ equity	371,162	363,356	357,956	364,281	(1,085,593)	371,162
Total liabilities and stockholders’ equity	$370,816	$891,481	$573,585	$393,751	$(1,210,434)	$1,019,199

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended August 3, 2013
		Subsidiary	Guarantor	Other	Consolidating	Consolidated
	Express, Inc.	Issuers	Subsidiaries	Subsidiaries	Adjustments	Total
Net sales	$—	$232,015	$471,970	$8,416	$(226,243)	$486,158
Cost of goods sold, buying and occupancy costs	—	176,963	377,517	5,378	(226,247)	333,611
Gross profit	—	55,052	94,453	3,038	4	152,547
Selling, general and administrative expenses	119	41,467	75,033	2,557	—	119,176
Other operating (income) expense, net	—	—	(62)	14	4	(44)
Operating (loss) income	(119)	13,585	19,482	467	—	33,415
Interest expense, net	—	5,285	(520)	11	—	4,776
(Income) loss in subsidiary	(16,982)	(12,238)	—	(16,982)	46,202	—
Other expense, net	—	—	—	576	—	576
Income (loss) before income taxes	16,863	20,538	20,002	16,862	(46,202)	28,063
Income tax (benefit) expense	(46)	3,556	7,644	—	—	11,154
Net income (loss)	$16,909	$16,982	$12,358	$16,862	$(46,202)	$16,909
Foreign currency translation	146	146	—	292	(438)	146
Comprehensive income (loss)	$17,055	$17,128	$12,358	$17,154	$(46,640)	$17,055

	Thirteen Weeks Ended July 28, 2012
		Subsidiary	Guarantor	Other	Consolidating	Consolidated
	Express, Inc.	Issuers	Subsidiaries	Subsidiaries	Adjustments	Total
Net sales	$—	$257,675	$451,018	$3,424	$(257,238)	$454,879
Cost of goods sold, buying and occupancy costs	—	204,572	360,263	539	(257,016)	308,358
Gross profit	—	53,103	90,755	2,885	(222)	146,521
Selling, general and administrative expenses	230	41,998	71,742	1,559	(222)	115,307
Other operating (income) expense, net	—	(1,509)	16	1,511	—	18
Operating (loss) income	(230)	12,614	18,997	(185)	—	31,196
Interest expense, net	—	4,861	—	(88)	—	4,773
(Income) loss in subsidiary	(16,059)	(11,008)	—	(16,059)	43,126	—
Other expense, net	—	—	—	220	—	220
Income (loss) before income taxes	15,829	18,761	18,997	15,742	(43,126)	26,203
Income tax expense	—	2,702	7,672	—	—	10,374
Net income (loss)	$15,829	$16,059	$11,325	$15,742	$(43,126)	$15,829
Foreign currency translation	81	81	—	162	(243)	81
Comprehensive income (loss)	$15,910	$16,140	$11,325	$15,904	$(43,369)	$15,910

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Twenty-Six Weeks Ended August 3, 2013
		Subsidiary	Guarantor	Other	Consolidating	Consolidated
	Express, Inc.	Issuers	Subsidiaries	Subsidiaries	Adjustments	Total
Net sales	$—	$460,007	$968,872	$15,278	$(449,475)	$994,682
Cost of goods sold, buying and occupancy costs	—	328,534	782,633	9,693	(449,502)	671,358
Gross profit	—	131,473	186,239	5,585	27	323,324
Selling, general and administrative expenses	231	79,761	146,837	4,969	1	231,799
Other operating (income) expense, net	—	—	(624)	14	26	(584)
Operating (loss) income	(231)	51,712	40,026	602	—	92,109
Interest expense, net	—	10,547	(989)	23	—	9,581
(Income) loss in subsidiary	(49,487)	(24,852)	—	(49,487)	123,826	—
Other expense, net	—	—	—	805	—	805
Income (loss) before income taxes	49,256	66,017	41,015	49,261	(123,826)	81,723
Income tax (benefit) expense	(90)	16,530	15,937	—	—	32,377
Net income (loss)	$49,346	$49,487	$25,078	$49,261	$(123,826)	$49,346
Foreign currency translation	216	216	—	432	(648)	216
Comprehensive income (loss)	$49,562	$49,703	$25,078	$49,693	$(124,474)	$49,562

	Twenty-Six Weeks Ended July 28, 2012
		Subsidiary	Guarantor	Other	Consolidating	Consolidated
	Express, Inc.	Issuers	Subsidiaries	Subsidiaries	Adjustments	Total
Net sales	$—	$555,724	$943,471	$6,535	$(554,899)	$950,831
Cost of goods sold, buying and occupancy costs	—	403,567	762,305	4,235	(554,564)	615,543
Gross profit	—	152,157	181,166	2,300	(335)	335,288
Selling, general and administrative expenses	500	85,105	141,388	2,844	(335)	229,502
Other operating expense, net	—	—	33	—	—	33
Operating (loss) income	(500)	67,052	39,745	(544)	—	105,753
Interest expense, net	—	9,557	—	(2)	—	9,555
(Income) loss in subsidiary	(58,402)	(23,139)	—	(58,402)	139,943	—
Other expense, net	—	—	—	12	—	12
Income (loss) before income taxes	57,902	80,634	39,745	57,848	(139,943)	96,186
Income tax expense	—	22,232	16,052	—	—	38,284
Net income (loss)	$57,902	$58,402	$23,693	$57,848	$(139,943)	$57,902
Foreign currency translation	3	3	—	6	(9)	3
Comprehensive income (loss)	$57,905	$58,405	$23,693	$57,854	$(139,952)	$57,905

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Twenty-Six Weeks Ended August 3, 2013
		Subsidiary	Guarantor	Other	Consolidating	Consolidated
	Express, Inc.	Issuers	Subsidiaries	Subsidiaries	Adjustments	Total
Operating Activities
Net cash provided by (used in) operating activities	$(827)	$5,135	$30,253	$1,972	$—	$36,533
Investing Activities
Capital expenditures	—	(11,496)	(30,801)	(3,241)	—	(45,538)
Distributions received	14,682	—	—	14,682	(29,364)	—
Purchase of intangible assets	—	(69)	—	—	—	(69)
Net cash (used in) provided by investing activities	14,682	(11,565)	(30,801)	11,441	(29,364)	(45,607)
Financing Activities
Payments on capital lease obligation	—	(29)	—	—	—	(29)
Excess tax benefit from share-based compensation	—	64	—	—	—	64
Proceeds from share-based compensation	2,828	—	—	—	—	2,828
Repurchase of common stock	(15,756)	—	—	—	—	(15,756)
Repayment of intercompany loan	—	3,875	—	(3,875)	—	—
Borrowings under intercompany loan	—	(5,114)	—	5,114	—	—
Distributions paid	—	(14,682)	—	(14,682)	29,364	—
Net cash (used in) provided by financing activities	(12,928)	(15,886)	—	(13,443)	29,364	(12,893)

Effect of exchange rate on cash	—	—	—	(80)	—	(80)

Net increase (decrease) in cash and cash equivalents	927	(22,316)	(548)	(110)	—	(22,047)
Cash and cash equivalents, beginning of period	938	230,174	22,924	2,261	—	256,297
Cash and cash equivalents, end of period	$1,865	$207,858	$22,376	$2,151	$—	$234,250

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Twenty-Six Weeks Ended July 28, 2012
		Subsidiary	Guarantor	Other	Consolidating	Consolidated
	Express, Inc.	Issuers	Subsidiaries	Subsidiaries	Adjustments	Total
Operating Activities
Net cash (used in) provided by operating activities	$(1,260)	$50,621	$24,386	$535	$—	$74,282
Investing Activities
Capital expenditures	—	(11,247)	(33,090)	(1,324)	—	(45,661)
Distributions received	51,497	—	—	51,497	(102,994)	—
Purchase of intangible assets	—	(185)	—	—	—	(185)
Net cash provided by (used in) investing activities	51,497	(11,432)	(33,090)	50,173	(102,994)	(45,846)
Financing Activities
Payments on capital lease obligation	—	(27)	—	—	—	(27)
Excess tax benefit from share-based compensation	—	277	—	—	—	277
Proceeds from share-based compensation	623	—	—	—	—	623
Repurchase of common stock	(51,497)	—	—	—	—	(51,497)
Repayment of intercompany loan	—	(1,561)	—	1,561	—	—
Distributions paid	—	(51,497)	—	(51,497)	102,994	—
Net cash (used in) provided by financing activities	(50,874)	(52,808)	—	(49,936)	102,994	(50,624)

Effect of exchange rate on cash	—	—	—	—	—	—

Net (decrease) increase in cash and cash equivalents	(637)	(13,619)	(8,704)	772	—	(22,188)
Cash and cash equivalents, beginning of period	1,575	121,273	27,964	1,550	—	152,362
Cash and cash equivalents, end of period	$938	$107,654	$19,260	$2,322	$—	$130,174

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

Performance during the second quarter fluctuated. Business was initially very strong, but as traffic to our stores declined through the quarter, our business experienced a corresponding softening. As a result we increased our promotional activity, which led to slightly decreased merchandise margins in the second quarter of 2013. We did, however, see strong responses to certain of our promotional activities in terms of volume, and our customers continued to respond positively to our Spring product line as well as early Fall merchandise. These factors, in addition to our continued growth in e-commerce, allowed us to increase revenues by 7% over the second quarter of 2012. As we look ahead to the remainder of 2013, we are confident in our product line and look forward to making additional progress against our four pillars of growth. Our results with respect to these pillars in the second quarter of 2013 and plans for the near future are as follows.

Improve Productivity of Our Retail Stores
Some progress was made in this area with comparable sales (excluding e-commerce) up 3% over the second quarter of 2012. That being said however, net sales per average gross square foot decreased from $355 for the twelve months ended July 28, 2012 to $345 for the twelve months ended August 3, 2013, primarily driven by decreased traffic and slightly higher promotional activity. Net sales per average gross square foot is determined by dividing net sales (excluding e-commerce sales, shipping and handling revenue related to e-commerce, gift card breakage, and franchise revenue) for the period by average gross square feet during the period.

Expand Our Store Base
In the second quarter of 2013, we opened two new Company-operated stores and closed one store in the United States. As of August 3, 2013, we operated 621 locations. For the remainder of 2013, we expect to open approximately 11 additional stores, including three in Canada. The planned store openings include one Company-owned flagship store in San Francisco. Another flagship location is planned to open in New York City during Spring 2014. These flagships will result in approximately $9.0 million in incremental pre-opening rent expense in 2013, of which $7.9 million was recognized in the first half of 2013 and approximately $1.1 million is expected to be recognized in the second half of 2013.

Expand Our e-Commerce Platform
In the second quarter of 2013, our e-commerce sales increased 27% over the second quarter of 2012. The growth in e-commerce sales in the second quarter of 2013 occurred in both men's and women's merchandise. We believe the significant drivers of our continued e-commerce growth were as follows: improving the look and feel and overall functionality of our website; offering a larger product assortment, with certain sizes, colors, and styles available exclusively online; and implementing free shipping everyday with a minimum purchase of $125. We will continue to look for ways to improve the e-commerce experience and generate additional e-commerce sales. Those sales represented 12% of our total net sales in the second quarter of 2013. We continue to expect this channel to grow to at least 15% of net sales.

Expand Internationally
In the second quarter of 2013, we continued our international expansion. Three additional franchise stores opened in Latin America and one store was closed in the Middle East. At quarter end, we were earning revenue from 20 franchise locations, a net increase of 13 stores from the second quarter of 2012. During the balance of 2013, we plan to enter into agreements with two additional franchise partners and expect six or seven franchise store locations to open.
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
Comparable Sales and Other Individual Store Performance Factors. Comparable sales are calculated based upon stores that were open at least thirteen full months as of the end of the reporting period. In the fourth quarter of 2010, we began including e-commerce sales in our comparable sales results and adjusted comparable sales figures retroactively back to the second quarter of 2009. A store is not considered a part of the comparable sales base if the square footage of the store changed by more than 20% due to remodel or relocation activities, or if we execute a phased remodel whereby a portion of the store is under construction and, therefore, that portion of the store is not productive selling space. Under the latter scenario, the store is excluded from comparable sales during the construction period only, and is then considered a comparable store when construction is complete. As we continue to increase our store count, we expect that non-comparable sales will begin to contribute more to our total net sales than they currently contribute. We also review sales per gross square foot, average unit retail price, units per transaction, average dollar sales per transaction, traffic, and conversion, among other things, to evaluate the performance of individual stores and on a company-wide basis.
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
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses include all operating costs not included in cost of goods sold, buying and occupancy costs, with the exception of costs such as proceeds received from insurance claims and gain/loss on disposal of assets, which are included in other operating (income) expense, net. These costs include payroll and other expenses related to operations at our corporate home office, store expenses other than occupancy, and marketing expenses, which primarily include production, mailing, and print advertising costs. With the exception of store payroll and marketing and incentive compensation, these expenses generally are fixed and do not vary proportionally with net sales. As a result, selling, general, and administrative expenses as a percentage of net sales is typically higher in lower volume quarters and lower in higher volume quarters.

Results of Operations
The Second Quarter of 2013 Compared to the Second Quarter of 2012
The table below sets forth the various line items in the unaudited Consolidated Statements of Income and Comprehensive Income as a percentage of net sales for the second quarter of 2013 and the second quarter of 2012.

	Thirteen Weeks Ended
	August 3, 2013	July 28, 2012
Net sales	100%	100%
Cost of goods sold, buying and occupancy costs	69%	68%
Gross profit	31%	32%
Selling, general, and administrative expenses	25%	25%
Other operating (income) expense, net	—%	—%
Operating income	7%	7%
Interest expense	1%	1%
Other expense, net	—%	—%
Income before income taxes	6%	6%
Income tax expense	2%	2%
Net income	3%	3%
Net Sales

	Thirteen Weeks Ended
	August 3, 2013	July 28, 2012
Net sales (in thousands)	$486,158	$454,879
Comparable sales percentage change	6%	1%
Comparable sales percentage change (excluding e-commerce sales)	3%	(1)%
Gross square footage at end of period (in thousands)	5,425	5,283
Number of:
Stores open at beginning of period	620	606
New stores	2	8
Closed stores	(1)	(3)
Stores open at end of period	621	611

Net sales increased approximately $31.3 million, or 7%. Comparable sales increased 6% in the second quarter of 2013 compared to the second quarter of 2012. The increased comparable sales resulted from continued growth in e-commerce and an increase in store transactions partially offset by a decrease in store average dollar sales. We attribute the improved store performance to improved conversion rates. Towards the end of the quarter, however, we saw a decrease in traffic which led to additional promotional activity that negatively impacted average dollar sales. Non-comparable sales increased $4.0 million, driven by new store openings and remodels.

Gross Profit
The following table shows cost of sales and gross profit in dollars for the stated periods:

	Thirteen Weeks Ended
	August 3, 2013	July 28, 2012
	(in thousands)
Cost of goods sold, buying and occupancy costs	$333,611	$308,358
Gross profit	$152,547	$146,521
The 80 basis point decrease in gross margin, or gross profit as a percentage of net sales, in the second quarter of 2013 compared to the second quarter of 2012 was comprised of a 40 basis point deterioration in merchandise margin and a 40 basis point increase in buying and occupancy costs. The decrease in merchandise margin was primarily driven by increased promotional activity, as noted previously. The increase in buying and occupancy costs was primarily driven by increased rent, including the impact of approximately $3.9 million of pre-opening rent expense associated with the two flagship stores under construction, as well as increased e-commerce fulfillment costs resulting from additional e-commerce sales.
Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars for the stated periods:

	Thirteen Weeks Ended
	August 3, 2013	July 28, 2012
	(in thousands)
Selling, general, and administrative expenses	$119,176	$115,307

The $3.9 million increase in selling, general, and administrative expenses in the second quarter of 2013 compared to the second quarter of 2012 was driven by a $3.9 million increase in payroll, which was primarily related to additional headcount at our home office to support our growth pillars, stock compensation expense, and merit increases.
Income Tax Expense

The following table shows income tax expense in dollars for the stated periods:

	Thirteen Weeks Ended
	August 3, 2013	July 28, 2012
	(in thousands)
Income tax expense	$11,154	$10,374

The effective tax rate was 39.7% for the second quarter of 2013 compared to 39.6% for second quarter of 2012. We anticipate our effective tax rate will be between 39.3% and 39.8% in 2013.
Results of Operations
The Twenty-Six Weeks Ended August 3, 2013 Compared to the Twenty-Six Weeks Ended July 28, 2012
The table below sets forth the various line items in the unaudited Consolidated Statements of Income and Comprehensive Income as a percentage of net sales for the twenty-six weeks ended August 3, 2013 and the twenty-six weeks ended July 28, 2012.

	Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012
Net sales	100%	100%
Cost of goods sold, buying and occupancy costs	67%	65%
Gross profit	33%	35%
Selling, general, and administrative expenses	23%	24%
Other operating (income) expense, net	—%	—%
Operating income	9%	11%
Interest expense	1%	1%
Other expense, net	—%	—%
Income before income taxes	8%	10%
Income tax expense	3%	4%
Net income	5%	6%
Net Sales

	Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012
Net sales (in thousands)	$994,682	$950,831
Comparable sales percentage change	3%	2%
Comparable sales percentage change (excluding e-commerce sales)	(1)%	—%
Gross square footage at end of period (in thousands)	5,425	5,283
Number of:
Stores open at beginning of period	625	609
New stores	5	12
Closed stores	(9)	(10)
Stores open at end of period	621	611

Net sales increased approximately $43.9 million, or 5%. Comparable sales increased 3% for the twenty-six weeks ended August 3, 2013 compared to the twenty-six weeks ended July 28, 2012. The increased comparable sales resulted from continued growth in e-commerce and an increase in store transactions partially offset by a decrease in store average dollar sales. We attribute the improved store performance to improved conversion rates. The decrease in average dollar sales was driven by additional promotional activity throughout the first quarter and in the latter part of the second quarter. Non-comparable sales increased $15.8 million, driven by new store openings and remodels.
Gross Profit
The following table shows cost of sales and gross profit in dollars for the stated periods:

	Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012
	(in thousands)
Cost of goods sold, buying and occupancy costs	$671,358	$615,543
Gross profit	$323,324	$335,288
The 280 basis point decrease in gross margin, or gross profit as a percentage of net sales, in the twenty-six weeks ended August 3, 2013 compared to the twenty-six weeks ended July 28, 2012 was comprised of a 150 basis point deterioration in merchandise margin and a 130 basis point increase in buying and occupancy costs. The decrease in merchandise margin was primarily driven by increased promotional activity in the first and second quarters of 2013, as noted previously. The increase in buying and occupancy costs was primarily driven by rent, including the impact of approximately $7.9 million of pre-opening rent expense associated with the two flagship stores under construction, as well as increased e-commerce fulfillment costs resulting from additional e-commerce sales.
Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars for the stated periods:

	Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012
	(in thousands)
Selling, general, and administrative expenses	$231,799	$229,502

The $2.3 million increase in selling, general, and administrative expenses in the twenty-six weeks ended August 3, 2013 compared to the twenty-six weeks ended July 28, 2012 was driven by a $6.2 million increase in payroll, which was primarily related to stock compensation expense, additional headcount at our home office to support our growth pillars, and merit-based pay increases, and a $1.3 million increase in information technology expenses to support our growth pillars. These increases were partially offset by a $3.4 million decrease in marketing expense, including direct mail and point-of-sale visual marketing, and a $2.1 million decrease in incentive compensation.
Income Tax Expense

The following table shows income tax expense in dollars for the stated periods:

	Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012
	(in thousands)
Income tax expense	$32,377	$38,284

The effective tax rate was 39.6% for the twenty-six weeks ended August 3, 2013 compared to 39.8% for the twenty-six weeks ended July 28, 2012. We anticipate our effective tax rate will be between 39.3% and 39.8% in 2013.

Liquidity and Capital Resources
General

Our business relies on cash flows from operations as our primary source of liquidity. We do, however, have access to additional liquidity, if needed, through borrowings under our Revolving Credit Facility. Our primary cash needs are for merchandise inventories, payroll, store rent, capital expenditures, primarily associated with opening new stores, remodeling existing stores, and information technology projects, and marketing. The most significant components of our working capital are merchandise inventories, accounts payable, and other accrued expenses. Our liquidity position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within 3 to 5 days of the related sale, and have up to 75 days to pay certain merchandise vendors and 45 days to pay the majority of our non-merchandise vendors.

We believe that cash generated from operations and the availability of borrowings under our Revolving Credit Facility will be sufficient to meet working capital requirements, anticipated capital expenditures, and scheduled interest payments for at least the next 12 months.
Cash Flow Analysis
A summary of cash provided by or used in operating, investing and financing activities are shown in the following table:

	Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012
	(in thousands)
Provided by operating activities	$36,533	$74,282
Used in investing activities	(45,607)	(45,846)
Used in financing activities	(12,893)	(50,624)
Increase (decrease) in cash and cash equivalents	(22,047)	(22,188)
Cash and cash equivalents at end of period	$234,250	$130,174

Net Cash Provided by Operating Activities
The majority of our operating cash inflows are derived from sales. Our operating cash outflows generally consist of payments to vendors for merchandise, employees for wages, salaries, and other employee benefits, and landlords for rent. Operating cash outflows also include payments for income taxes and interest on long-term debt.

Net cash provided by operating activities was $36.5 million for the twenty-six weeks ended August 3, 2013 compared to $74.3 million for the twenty-six weeks ended July 28, 2012, a decrease of $37.7 million. The decrease in cash provided by operations primarily related to the following:

•
Items included in net income provided $95.2 million of cash for the twenty-six weeks ended August 3, 2013 compared to $100.3 million for the twenty-six weeks ended July 28, 2012. The decrease in the current year was primarily driven by the decreased performance of the business primarily during the first quarter.

•
In addition to the decrease in cash provided by items included in net income discussed above, there was $58.6 million of cash used due to working capital changes during the twenty-six weeks ended August 3, 2013 compared to $26.0 million of cash used in the twenty-six weeks ended July 28, 2012. Working capital is subject to cyclical operating needs, the timing of receivable collections and payable and expense payments, and seasonal fluctuations in our operations. The $32.6 million change primarily relates to the timing of merchandise and real estate payments in the first and second quarters of 2013 versus the first and second quarters of 2012 and increased cash outflows for purchases of inventory. The primary reasons for the increase in inventory are to support our sales plan for the remainder of the year and to invest in certain key categories that are expected to generate significant volume, including denim and woven tops.

 Net Cash Used in Investing Activities
Investing activities consist primarily of capital expenditures for new and remodeled store construction and fixtures, information technology, and home office and design studio renovations.

Net cash used in investing activities totaled $45.6 million for the twenty-six weeks ended August 3, 2013 compared to $45.8 million for the twenty-six weeks ended July 28, 2012, a $0.2 million change.

We expect capital expenditures for the remainder of 2013 to be approximately $65.0 million to $70.0 million, primarily driven by new store construction, including two flagship locations which require additional expenditures over that of a typical new store opening. These capital expenditures do not include the impact of landlord allowances, which are expected to be approximately $6.0 to $11.0 million for the remainder of 2013.
Net Cash Used in Financing Activities
Net cash used in financing activities totaled $12.9 million for the twenty-six weeks ended August 3, 2013 as compared to $50.6 million for the twenty-six weeks ended July 28, 2012, a decrease of approximately $37.7 million. The decrease relates to lower share buyback activity during the twenty-six weeks ended August 3, 2013 compared to the twenty-six weeks ended July 28, 2012.
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
As of August 3, 2013, there were no borrowings outstanding under the Revolving Credit Facility, and we had $197.4 million of availability. We were not subject to the fixed charge coverage ratio covenant in the Revolving Credit Facility at August 3, 2013 because excess availability plus eligible cash collateral exceeded 10% of the borrowing base.
Senior Notes
On March 5, 2010, Express, LLC and Express Finance, as co-issuers, issued $250.0 million of 8 3/4% Senior Notes due 2018 at an offering price of 98.6% of the face value. Interest on the Senior Notes is payable on March 1 and September 1 of each year. Unamortized debt issuance costs outstanding related to the Senior Notes as of August 3, 2013 were $5.6 million.

Contractual Obligations

Our Company's contractual obligations and other commercial commitments did not change materially between February 2, 2013 and August 3, 2013. For additional information regarding our contractual obligations as of February 2, 2013, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our Revolving Credit Facility bears interest at variable rates; however, we did not borrow any amounts under the Revolving Credit Facility during the twenty-six weeks ended August 3, 2013. Borrowings under our Senior Notes bear interest at a fixed rate. For fixed rate debt, interest rate changes affect the fair value of such debt, but do not impact earnings or cash flow. Changes in interest rates are not expected to have a material impact on our future earnings or cash flows given our limited exposure to such changes.

Foreign Currency Exchange Risk

All of our purchases are denominated in United States dollars and, therefore we are not exposed to foreign currency exchange risk on these purchases. However, we currently operate 12 stores in Canada, with the functional currency of our Canadian operations being the Canadian dollar. Our Canadian subsidiaries have intercompany accounts with our United States subsidiaries that eliminate upon consolidation, but the transactions involving such accounts do expose us to foreign currency exchange risk. We do not utilize hedging instruments to mitigate foreign currency exchange risks. As of August 3, 2013, a hypothetical 10% change in the Canadian foreign exchange rate would have impacted our results of operations by approximately $2.0 million.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 3, 2013.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the second quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
Information relating to legal proceedings is set forth in Note 12 to our unaudited Consolidated Financial Statements included in Part I of this Quarterly Report and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.
Our risk factors as of August 3, 2013 have not changed materially from those disclosed in our Annual Report on Form 10-K filed with the SEC on April 2, 2013. The risk factors disclosed in our Annual Report on Form 10-K, in addition to the other information set forth in this Quarterly Report, could materially affect our business, financial condition or results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding the purchase of shares of our common stock made by or on behalf of the Company or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during each month of the quarterly period ended August 3, 2013:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (2)
	(in thousands, except per share amounts)
May 5, 2013 - June 1, 2013	3	$19.02	—	$35,038
June 2, 2013 - July 6, 2013	384	$21.50	383	$26,813
July 7, 2013 - August 3, 2013	252	$22.42	252	$21,149
Total	639		635
(1) Includes shares of restricted stock purchased in connection with employee tax withholding obligations under the 2010 Plan, which are not purchases made under the Company's publicly announced program.

(2) On May 24, 2012, the Board authorized the repurchase of up to $100.0 million of the Company's common stock, which may be made from time to time in open market or privately negotiated transactions. The Repurchase Program may be suspended, modified, or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibits. The following exhibits are filed or furnished with this Quarterly Report:

Exhibit Number	Exhibit Description
3.1	Certificate of Amendment of Certificate of Incorporation of Express, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Express, Inc. on June 11, 2013)
3.2	Amended and Restated Bylaws of Express, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Express, Inc. on June 11, 2013)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Financial Officer and Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document. *
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *
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

Date:	September 4, 2013	EXPRESS, INC.

		By:	/s/ D. Paul Dascoli
D. Paul Dascoli
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)