Form 10-Q
period 2013-11-02
EXPRESS, INC.
filed 2013-12-05
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 2, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock was 83,948,853 as of November 30, 2013.

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

EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	November 2, 2013	February 2, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$181,553	$256,297
Receivables, net	17,433	11,024
Inventories	343,020	215,082
Prepaid minimum rent	26,125	25,166
Other	24,807	8,293
Total current assets	592,938	515,862

PROPERTY AND EQUIPMENT	730,157	625,344
Less: accumulated depreciation	(374,869)	(346,975)
Property and equipment, net	355,288	278,369

TRADENAME/DOMAIN NAME	197,812	197,719
DEFERRED TAX ASSETS	14,275	16,808
OTHER ASSETS	8,413	10,441
Total assets	$1,168,726	$1,019,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$244,906	$176,125
Deferred revenue	19,725	27,851
Accrued bonus	1,742	336
Accrued expenses	84,745	108,464
Total current liabilities	351,118	312,776

LONG-TERM DEBT	199,086	198,843
OTHER LONG-TERM LIABILITIES	196,339	136,418
Total liabilities	746,543	648,037

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 89,838 shares and 89,322 shares issued at November 2, 2013 and February 2, 2013, respectively, and 83,946 shares and 85,224 shares outstanding at November 2, 2013 and February 2, 2013, respectively	898	893
Additional paid-in capital	125,077	105,012
Accumulated other comprehensive income (loss)	222	(20)
Retained earnings	400,534	331,921
Treasury stock – at average cost; 5,892 shares and 4,098 shares at November 2, 2013 and February 2, 2013, respectively	(104,548)	(66,644)
Total stockholders’ equity	422,183	371,162
Total liabilities and stockholders’ equity	$1,168,726	$1,019,199
See notes to unaudited consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
NET SALES	$502,992	$468,527	$1,497,674	$1,419,358
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	337,727	316,989	1,009,085	932,532
Gross profit	165,265	151,538	488,589	486,826
OPERATING EXPENSES:
Selling, general, and administrative expenses	128,366	117,722	360,165	347,224
Other operating expense (income), net	169	(586)	(415)	(553)
Total operating expenses	128,535	117,136	359,750	346,671

OPERATING INCOME	36,730	34,402	128,839	140,155

INTEREST EXPENSE, NET	4,876	4,782	14,457	14,337
OTHER EXPENSE (INCOME), NET	153	(116)	958	(104)
INCOME BEFORE INCOME TAXES	31,701	29,736	113,424	125,922
INCOME TAX EXPENSE	12,434	12,314	44,811	50,598
NET INCOME	$19,267	$17,422	$68,613	$75,324

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain (loss)	26	(49)	242	(46)
COMPREHENSIVE INCOME	$19,293	$17,373	$68,855	$75,278

EARNINGS PER SHARE:
Basic	$0.23	$0.20	$0.81	$0.86
Diluted	$0.23	$0.20	$0.81	$0.86

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	83,929	85,980	84,675	87,489
Diluted	84,603	86,216	85,221	87,835
See notes to unaudited consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$68,613	$75,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,000	50,733
Loss on disposal of property and equipment	636	67
Excess tax benefit from share-based compensation	(201)	(409)
Share-based compensation	16,016	12,207
Deferred taxes	307	3,713
Changes in operating assets and liabilities:
Receivables, net	(6,420)	(1,977)
Inventories	(128,334)	(77,270)
Accounts payable, deferred revenue, and accrued expenses	25,969	19,523
Other assets and liabilities	9,054	7,231
Net cash provided by operating activities	37,640	89,142

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(78,772)	(73,354)
Purchase of intangible assets	(69)	(210)
Net cash used in investing activities	(78,841)	(73,564)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligation	(45)	(41)
Excess tax benefit from share-based compensation	201	409
Proceeds from share-based compensation	4,426	623
Repurchase of common stock	(37,905)	(66,534)
Net cash used in financing activities	(33,323)	(65,543)

EFFECT OF EXCHANGE RATE ON CASH	(220)	41

NET DECREASE IN CASH AND CASH EQUIVALENTS	(74,744)	(49,924)
CASH AND CASH EQUIVALENTS, Beginning of period	256,297	152,362
CASH AND CASH EQUIVALENTS, End of period	$181,553	$102,438
See notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
(unaudited)

1. Description of Business and Basis of Presentation
Business Description

Express, Inc., together with its subsidiaries ("Express" or the "Company"), is a specialty apparel and accessories retailer of women's and men's merchandise, targeting the 20 to 30 year old customer. Express merchandise is sold through retail stores and the Company's website, www.express.com. As of November 2, 2013, Express operated 628 primarily mall-based stores in the United States, Canada, and Puerto Rico. Additionally, the Company earned revenue from 23 franchise stores in the Middle East and Latin America. These franchise stores are operated by franchisees pursuant to franchise agreements. Under the franchise agreements, the franchisees operate stores that sell Express-branded apparel and accessories purchased directly from the Company.

Fiscal Year

The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. References herein to "2013" and "2012" represent the 52-week period ended February 1, 2014 and the 53-week period ended February 2, 2013, respectively. All references herein to “the third quarter of 2013” and “the third quarter of 2012” represent the thirteen weeks ended November 2, 2013 and October 27, 2012, respectively.

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

Reclassifications

Certain prior period amounts have been reclassified or adjusted to conform to the current period presentation.

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

The following is information regarding the Company's sales channels:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(in thousands)		(in thousands)
Stores	$423,720	$408,043	$1,273,452	$1,254,668
E-commerce	71,175	55,062	201,782	150,130
Other revenue	8,097	5,422	22,440	14,560
Total net sales	$502,992	$468,527	$1,497,674	$1,419,358
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

3. Earnings Per Share
The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(in thousands)
Weighted-average shares - basic	83,929	85,980	84,675	87,489
Dilutive effect of stock options, restricted stock units, and restricted stock	674	236	546	346
Weighted-average shares - diluted	84,603	86,216	85,221	87,835

Equity awards representing 2.0 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen and thirty-nine weeks ended November 2, 2013, as the effects of the awards would have been anti-dilutive. Equity awards representing 3.8 million and 2.4 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen and thirty-nine weeks ended October 27, 2012, respectively, as the effects of the awards would have been anti-dilutive.

Additionally, for the thirteen and thirty-nine weeks ended November 2, 2013, there were 0.5 million shares excluded from the computation of diluted weighted average shares because the number of shares that will ultimately be issued is contingent on the Company's performance compared to pre-established annual performance goals.
4. Share Repurchase Program
On May 24, 2012, the Company's Board of Directors (the "Board") authorized the Company to repurchase up to $100.0 million of the Company's common stock (the "Repurchase Program") from time to time in open market or privately negotiated transactions. The Repurchase Program was completed during the thirteen weeks ended November 2, 2013 following the repurchase of 5.6 million shares of the Company's common stock for approximately $100.0 million since May 24, 2012. During the thirteen weeks ended November 2, 2013, the Company repurchased 1.0 million shares of its common stock for a total of $21.2 million, including commissions. In the thirty-nine weeks ended November 2, 2013, the Company repurchased 1.6 million shares of its common stock for a total of $35.1 million, including commissions. During the thirteen weeks ended October 27, 2012, the Company repurchased 1.3 million shares of its common stock for a total of $15.0 million, including commissions. For the thirty-nine weeks ended October 27, 2012, the Company repurchased 4.0 million shares of its common stock for a total of $65.1 million, including commissions.

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
The following table presents the Company's assets measured at fair value on a recurring basis as of November 2, 2013 and February 2, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.

	November 2, 2013
	Level 1	Level 2	Level 3
	(in thousands)
U.S. treasury securities money market funds	$155,497	$—	$—

	February 2, 2013
	Level 1	Level 2	Level 3
	(in thousands)
U.S. treasury securities money market funds	$236,086	$—	$—
The carrying amounts reflected on the unaudited Consolidated Balance Sheets for cash, cash equivalents, receivables, prepaid expenses, and payables as of November 2, 2013 and February 2, 2013 approximated their fair values.

6. Intangible Assets
The following table provides the significant components of intangible assets:

	November 2, 2013
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename	$196,144	$—	$196,144
Internet domain name/trademark	1,668	—	1,668
Net favorable lease obligations/other	20,175	18,788	1,387
	$217,987	$18,788	$199,199

	February 2, 2013
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename	$196,144	$—	$196,144
Internet domain name/trademark	1,575	—	1,575
Net favorable lease obligations/other	19,750	17,811	1,939
	$217,469	$17,811	$199,658
The Company's tradename, internet domain name and trademark have indefinite lives. Net favorable lease obligations and other intangibles are amortized over a period between 5 and 9 years and are included in other assets on the unaudited Consolidated Balance Sheets. Amortization expense totaled $0.3 million and $1.0 million during the thirteen and thirty-nine weeks ended November 2, 2013, respectively, and $0.4 million and $1.2 million during the thirteen and thirty-nine weeks ended October 27, 2012, respectively.

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
The Company incurred the following charges from Golden Gate affiliates for various services, which are included primarily in cost of goods sold, buying and occupancy costs in the unaudited Consolidated Statements of Income and Comprehensive Income:

Thirty-Nine Weeks Ended
October 27, 2012

E-commerce warehouse and fulfillment	$8,755
Software licenses and consulting and software maintenance services	$91
The Company provided real estate services to certain Golden Gate affiliates. Income recognized during the thirty-nine weeks ended October 27, 2012 was $0.2 million.

Interest expense incurred on the 8 3/4% Senior Notes attributable to the $40.0 million of Senior Notes previously owned by a Golden Gate affiliate was $0.3 million during the thirty-nine weeks ended October 27, 2012.

8. Income Taxes

The provision for income taxes is based on a current estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. The Company's quarterly effective tax rate does not reflect a benefit associated with losses related to certain foreign subsidiaries and foreign tax credit carryovers. The Company's effective tax rate was 39.2% and 41.4% for the thirteen weeks ended November 2, 2013 and October 27, 2012, respectively. The effective rate was lower than the comparable prior year period primarily due to a discrete tax charge incurred related to the rate applied to deferred tax balance sheet accounts during the thirteen weeks ended October 27, 2012.
The Company's effective tax rate was 39.5% and 40.2% for the thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively. The effective rate was lower than the comparable prior year period primarily due to a discrete tax charge incurred related to the rate applied to deferred tax balance sheet accounts during the third quarter of 2012.
9. Lease Financing Obligations

In certain lease arrangements, the Company is involved in the construction of the building. To the extent the Company is involved in the construction of structural improvements or takes construction risk prior to commencement of a lease, it is deemed the owner of the project for accounting purposes. Therefore, the Company records an asset in property and equipment on the unaudited Consolidated Balance Sheets, including any capitalized interest costs, and related liabilities in accrued interest and lease financing obligations in other long-term liabilities on the unaudited Consolidated Balance Sheets, for the replacement cost of the Company's portion of the pre-existing building plus the amount of construction-in-progress incurred by the landlord as of the balance sheet date. Once construction is complete, the Company considers the requirements for sale-leaseback treatment, including the transfer of all risks of ownership back to the landlord, and whether the Company has any continuing involvement in the leased property. If the arrangement does not qualify for sale-leaseback treatment, the building assets subject to these obligations remain on the Company's unaudited Consolidated Balance Sheets at their historical cost, and such assets are depreciated over their remaining useful lives. The replacement cost of the pre-existing building, as well as the costs of construction paid by the landlord, are recorded as lease financing obligations, and a portion of the lease payments are applied as payments of principal and interest. The interest rate selected for lease financing obligations is evaluated at lease inception based on the Company's incremental borrowing rate. At the end of the initial lease term, should the Company decide not to renew the lease, the Company would reverse equal amounts of the net book value of the assets and the corresponding lease financing obligations. The initial lease terms related to these lease arrangements are expected to expire in 2023 and 2029. As of November 2, 2013 and February 2, 2013, the Company has recorded $52.9 million and $16.2 million, respectively, of landlord funded construction, the replacement cost of pre-existing property, and capitalized interest, with a corresponding amount to lease financing obligations, each of which is reflected in the unaudited Consolidated Balance Sheets. These assets and liabilities are classified as non-cash items for purposes of the unaudited Consolidated Statements of Cash Flow.

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

10. Debt
Borrowings outstanding consisted of the following:

	November 2, 2013	February 2, 2013
	(in thousands)
8 3/4% Senior Notes	$200,850	$200,850
Debt discount on Senior Notes	(1,764)	(2,007)
Total long-term debt	$199,086	$198,843

Revolving Credit Facility

On July 29, 2011, Express Holding, LLC, a wholly-owned subsidiary ("Express Holding"), and its subsidiaries entered into an Amended and Restated $200.0 million secured Asset-Based Credit Facility ("Revolving Credit Facility"). As of November 2, 2013, there were no borrowings outstanding and approximately $197.4 million available under the the Revolving Credit Facility.

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
Fair Value of Debt
The fair value of the Senior Notes was estimated using a number of factors, such as recent trade activity, size, timing, and yields of comparable bonds and is, therefore, within Level 2 of the fair value hierarchy. As of November 2, 2013, the estimated fair value of the Senior Notes was $213.2 million.
Letters of Credit
The Company may enter into various trade letters of credit ("trade LCs") in favor of certain vendors to secure merchandise. These trade LCs are issued for a defined period of time, for specific shipments, and generally expire 3 weeks after the merchandise shipment date. As of November 2, 2013 and February 2, 2013, there were no outstanding trade LCs. Additionally, the Company enters into stand-by letters of credit ("stand-by LCs") on an as-needed basis to secure merchandise and fund other general and administrative costs. As of November 2, 2013 and February 2, 2013, outstanding stand-by LCs totaled $2.6 million and $2.1 million, respectively.

11. Share-Based Compensation

The Company records the fair value of share-based payments to employees in the unaudited Consolidated Statements of Income and Comprehensive Income as compensation expense, net of forfeitures, over the requisite service period.

Share-Based Compensation Plans

The following summarizes our share-based compensation expense:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(in thousands)
Restricted stock units and restricted stock	$3,044	$1,318	$9,353	$6,104
Stock options	2,135	2,032	6,662	6,089
Restricted shares (equity issued pre-IPO)	—	1	1	14
Total share-based compensation	$5,179	$3,351	$16,016	$12,207

The stock compensation related income tax benefit recognized by the Company during the thirteen and thirty-nine weeks ended November 2, 2013 was $1.2 million and $3.4 million, respectively. The stock compensation related income tax benefit recognized by the Company during the thirteen and thirty-nine weeks ended October 27, 2012 was $0.2 million and $1.7 million, respectively.

Stock Options

During the thirty-nine weeks ended November 2, 2013, the Company granted stock options under the Amended and Restated Express, Inc. 2010 Incentive Compensation Plan (the "2010 Plan"). The fair value of the stock options is determined using the Black-Scholes-Merton option-pricing model as described later in this note. The majority of stock options granted under the 2010 Plan vest 25% per year over four years and have a 10 year contractual life; however, those granted to the Chief Executive Officer vest ratably over three years. The expense for stock options is recognized using the straight-line attribution method.

The Company's activity with respect to stock options during the thirty-nine weeks ended November 2, 2013 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding, February 2, 2013	3,092	$18.99
Granted	670	$17.89
Exercised	(253)	$17.35
Forfeited or expired	(198)	$19.35
Outstanding, November 2, 2013	3,311	$18.87	7.7	$15,306
Expected to vest at November 2, 2013	1,757	$19.23	8.2	$7,649
Exercisable at November 2, 2013	1,502	$18.44	7.1	$7,437
The following provides additional information regarding the Company's stock options:

	Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012
	(in thousands, except per share amounts)
Weighted average grant date fair value of options granted (per share)	$9.49	$12.79
Total intrinsic value of options exercised	$904	$267
As of November 2, 2013, there was approximately $12.2 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of approximately 1.5 years.
The Company uses the Black-Scholes-Merton option-pricing model to value stock options granted to employees and directors. The Company's determination of the fair value of stock options is affected by the Company's stock price as well as a number of subjective and complex assumptions. These assumptions include the risk-free interest rate, the Company's expected stock price volatility over the term of the award, expected term of the award, and dividend yield.
The following assumptions were used in estimating the fair value of the stock options on the date of the grant:

	Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012
Risk-free interest rate (1)	1.13%	1.12%
Price Volatility (2)	55.9%	55.9%
Expected term (years) (3)	6.20	6.17
Dividend yield (4)	—	—

(1)	Represents the yield on U.S. Treasury securities with a term consistent with the expected term of the stock options.

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
Restricted Stock Units and Restricted Stock
During the thirty-nine weeks ended November 2, 2013, the Company granted restricted stock units (“RSUs”) under the 2010 Plan, including 0.5 million RSUs with performance conditions. The fair value of RSUs is determined based on the Company's stock price on the grant date. The expense for RSUs without performance conditions is recognized using the straight-line attribution method. The expense for RSUs with performance conditions is recognized using the graded vesting method based on the expected achievement of the performance conditions. The RSUs with performance conditions are also subject to time-

based vesting with requisite service periods of 2 years for the Chief Executive Officer and 3 years for other employees. RSUs without performance conditions vest ratably over 4 years.

The Company's activity with respect to RSUs and restricted stock for the thirty-nine weeks ended November 2, 2013 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value Per Share
	(in thousands, except per share amounts)
Unvested, February 2, 2013	1,218	$20.65
Granted	950	$17.96
Vested	(417)	$20.15
Forfeited	(152)	$20.24
Unvested, November 2, 2013	1,599	$19.25
The total fair value/intrinsic value of RSUs and restricted stock that vested was $8.4 million during the thirty-nine weeks ended November 2, 2013. As of November 2, 2013, there was approximately $18.8 million of total unrecognized compensation expense related to unvested RSUs and restricted stock which is expected to be recognized over a weighted-average period of approximately 1.7 years.

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

	Subsidiary Issuers
	Thirteen weeks ended April 28, 2012	Fifty-three weeks ended February 2, 2013
	(in thousands)
(Income) loss in subsidiary	$(12,131)	$(52,195)
Income (loss) before income taxes	$61,873	$197,019
Income tax expense (benefit)	$19,530	$57,284

	Guarantor Subsidiaries
	Thirteen weeks ended April 28, 2012	Fifty-three weeks ended February 2, 2013
	(in thousands)
Income tax expense (benefit)	$8,380	$35,649
Net income (loss)	$12,368	$53,741

In addition, the Condensed Consolidating Balance Sheet as of February 2, 2013, presented herein, has been revised to reflect the impact of the changes previously discussed. The corrections made are as follows:

	February 2, 2013
	Subsidiary Issuers	Guarantor Subsidiaries	Consolidating Adjustments
	(in thousands)
Change to Investment in subsidiary	$(17,987)	$—	$17,987
Change to Total assets	$(17,987)	$—	$17,987
Change to Accrued expenses	$(17,987)	$17,987	$—
Change to Total liabilities	$(17,987)	$17,987	$—
Change to Total stockholders' equity	$—	$(17,987)	$17,987

In accordance with accounting guidance found in ASC 250-10, the Company assessed the materiality of the errors and concluded they were not material to the Company's previously issued financial statements. As a result, the Company will revise the Condensed Consolidating Statement of Income for the fifty-three week period ended February 2, 2013 in the Annual Report on Form 10-K for the year ended February 1, 2014.
The following consolidating schedules present the condensed financial information on a combined basis.

EXPRESS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Amounts in thousands)
(Unaudited)

	November 2, 2013
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$1,698	$152,792	$23,513	$3,550	$—	$181,553
Receivables, net	—	9,844	6,398	1,191	—	17,433
Inventories	—	20,806	316,158	6,056	—	343,020
Prepaid minimum rent	—	571	24,395	1,159	—	26,125
Intercompany receivable	—	32,614	—	5,784	(38,398)	—
Intercompany loan receivable	—	7,669	—	—	(7,669)	—
Other	164	43,189	4,321	72	(22,939)	24,807
Total current assets	1,862	267,485	374,785	17,812	(69,006)	592,938
Property and equipment, net	—	45,363	291,452	18,473	—	355,288
Tradename/domain name	—	197,812	—	—	—	197,812
Investment in subsidiary	419,584	387,531	—	413,800	(1,220,915)	—
Deferred tax assets	737	8,763	4,775	—	—	14,275
Intercompany loan receivable	—	18,738	—	—	(18,738)	—
Other assets	—	6,675	1,732	6	—	8,413
Total assets	$422,183	$932,367	$672,744	$450,091	$(1,308,659)	$1,168,726
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$241,171	$2,744	$991	$—	$244,906
Deferred revenue	—	1,059	18,566	100	—	19,725
Accrued bonus	—	1,163	539	40	—	1,742
Accrued expenses	—	39,704	66,813	1,167	(22,939)	84,745
Intercompany payable	—	5,784	32,614	—	(38,398)	—
Intercompany loan payable	—	—	—	26,407	(26,407)	—
Total current liabilities	—	288,881	121,276	28,705	(87,744)	351,118
Long-term debt	—	199,086	—	—	—	199,086
Other long-term liabilities	—	30,600	158,913	6,826	—	196,339
Total liabilities	—	518,567	280,189	35,531	(87,744)	746,543
Commitments and Contingencies (Note 12)
Total stockholders’ equity	422,183	413,800	392,555	414,560	(1,220,915)	422,183
Total liabilities and stockholders’ equity	$422,183	$932,367	$672,744	$450,091	$(1,308,659)	$1,168,726

EXPRESS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Amounts in thousands)
(Unaudited)

	February 2, 2013
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$938	$230,174	$22,924	$2,261	$—	$256,297
Receivables, net	—	5,612	3,147	2,265	—	11,024
Inventories	—	13,597	198,094	3,391	—	215,082
Prepaid minimum rent	—	451	23,697	1,018	—	25,166
Intercompany receivable	—	—	98,304	5,783	(104,087)	—
Intercompany loan receivable	—	20,754	—	—	(20,754)	—
Other	—	5,085	3,162	46	—	8,293
Total current assets	938	275,673	349,328	14,764	(124,841)	515,862
Property and equipment, net	—	46,913	215,829	15,627	—	278,369
Tradename/domain name	—	197,719	—	—	—	197,719
Investment in subsidiary	369,140	353,097	—	363,356	(1,085,593)	—
Deferred tax assets	738	10,369	5,701	—	—	16,808
Other assets	—	7,710	2,727	4	—	10,441
Total assets	$370,816	$891,481	$573,585	$393,751	$(1,210,434)	$1,019,199
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$173,395	$1,132	$1,598	$—	$176,125
Deferred revenue	—	1,223	26,507	121	—	27,851
Accrued bonus	—	—	334	2	—	336
Accrued expenses	(346)	16,503	90,950	1,357	—	108,464
Intercompany payable	—	104,087	—	—	(104,087)	—
Intercompany loan payable	—	—	—	20,754	(20,754)	—
Total current liabilities	(346)	295,208	118,923	23,832	(124,841)	312,776
Long-term debt	—	198,843	—	—	—	198,843
Other long-term liabilities	—	34,074	96,706	5,638	—	136,418
Total liabilities	(346)	528,125	215,629	29,470	(124,841)	648,037
Commitments and Contingencies (Note 12)
Total stockholders’ equity	371,162	363,356	357,956	364,281	(1,085,593)	371,162
Total liabilities and stockholders’ equity	$370,816	$891,481	$573,585	$393,751	$(1,210,434)	$1,019,199

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended November 2, 2013
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated Total
Net sales	$—	$319,989	$486,881	$8,902	$(312,780)	$502,992
Cost of goods sold, buying and occupancy costs	—	246,069	398,516	5,895	(312,753)	337,727
Gross profit	—	73,920	88,365	3,007	(27)	165,265
Selling, general, and administrative expenses	55	50,064	75,233	3,015	(1)	128,366
Other operating (income) expense, net	—	(180)	374	1	(26)	169
Operating (loss) income	(55)	24,036	12,758	(9)	—	36,730
Interest expense (income), net	—	5,065	(208)	19	—	4,876
(Income) loss in subsidiary	(19,301)	(7,775)	—	(19,301)	46,377	—
Other expense, net	—	—	—	153	—	153
Income (loss) before income taxes	19,246	26,746	12,966	19,120	(46,377)	31,701
Income tax (benefit) expense	(21)	7,445	5,010	—	—	12,434
Net income (loss)	$19,267	$19,301	$7,956	$19,120	$(46,377)	$19,267
Foreign currency translation	26	26	—	54	(80)	26
Comprehensive income (loss)	$19,293	$19,327	$7,956	$19,174	$(46,457)	$19,293

	Thirteen Weeks Ended October 27, 2012
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated Total
Net sales	$—	$263,985	$462,960	$4,157	$(262,575)	$468,527
Cost of goods sold, buying and occupancy costs	—	202,519	374,101	2,602	(262,233)	316,989
Gross profit	—	61,466	88,859	1,555	(342)	151,538
Selling, general, and administrative expenses	114	45,761	69,940	2,249	(342)	117,722
Other operating income, net	—	—	(586)	—	—	(586)
Operating (loss) income	(114)	15,705	19,505	(694)	—	34,402
Interest expense, net	—	4,771	—	11	—	4,782
(Income) loss in subsidiary	(17,292)	(11,038)	—	(17,292)	45,622	—
Other expense, net	—	—	—	(116)	—	(116)
Income (loss) before income taxes	17,178	21,972	19,505	16,703	(45,622)	29,736
Income tax (benefit) expense	(244)	4,680	7,878	—	—	12,314
Net income (loss)	$17,422	$17,292	$11,627	$16,703	$(45,622)	$17,422
Foreign currency translation	(49)	(49)	—	(98)	147	(49)
Comprehensive income (loss)	$17,373	$17,243	$11,627	$16,605	$(45,475)	$17,373

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended November 2, 2013
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated Total
Net sales	$—	$779,996	$1,455,753	$24,180	$(762,255)	$1,497,674
Cost of goods sold, buying and occupancy costs	—	574,603	1,181,149	15,588	(762,255)	1,009,085
Gross profit	—	205,393	274,604	8,592	—	488,589
Selling, general, and administrative expenses	286	129,825	222,070	7,984	—	360,165
Other operating (income) expense, net	—	(180)	(250)	15	—	(415)
Operating (loss) income	(286)	75,748	52,784	593	—	128,839
Interest expense, net	—	15,612	(1,197)	42	—	14,457
(Income) loss in subsidiary	(68,788)	(32,627)	—	(68,788)	170,203	—
Other expense, net	—	—	—	958	—	958
Income (loss) before income taxes	68,502	92,763	53,981	68,381	(170,203)	113,424
Income tax (benefit) expense	(111)	23,975	20,947	—	—	44,811
Net income (loss)	$68,613	$68,788	$33,034	$68,381	$(170,203)	$68,613
Foreign currency translation	242	242	—	486	(728)	242
Comprehensive income (loss)	$68,855	$69,030	$33,034	$68,867	$(170,931)	$68,855

	Thirty-Nine Weeks Ended October 27, 2012
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated Total
Net sales	$—	$819,709	$1,406,431	$10,692	$(817,474)	$1,419,358
Cost of goods sold, buying and occupancy costs	—	606,086	1,136,406	6,837	(816,797)	932,532
Gross profit	—	213,623	270,025	3,855	(677)	486,826
Selling, general, and administrative expenses	614	130,866	211,328	5,093	(677)	347,224
Other operating expense, net	—	—	(553)	—	—	(553)
Operating (loss) income	(614)	82,757	59,250	(1,238)	—	140,155
Interest expense, net	—	14,328	—	9	—	14,337
(Income) loss in subsidiary	(75,694)	(34,177)	—	(75,694)	185,565	—
Other expense, net	—	—	—	(104)	—	(104)
Income (loss) before income taxes	75,080	102,606	59,250	74,551	(185,565)	125,922
Income tax expense	(244)	26,912	23,930	—	—	50,598
Net income (loss)	$75,324	$75,694	$35,320	$74,551	$(185,565)	$75,324
Foreign currency translation	(46)	(46)	—	(92)	138	(46)
Comprehensive income (loss)	$75,278	$75,648	$35,320	$74,459	$(185,427)	$75,278

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended November 2, 2013
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated Total
Operating Activities
Net cash provided by (used in) operating activities	$(86)	$(15,994)	$52,240	$1,480	$—	$37,640
Investing Activities
Capital expenditures	—	(21,497)	(51,651)	(5,624)	—	(78,772)
Distributions received	34,325	—	—	34,325	(68,650)	—
Purchase of intangible assets	—	(69)	—	—	—	(69)
Net cash (used in) provided by investing activities	34,325	(21,566)	(51,651)	28,701	(68,650)	(78,841)
Financing Activities
Payments on capital lease obligation	—	(45)	—	—	—	(45)
Excess tax benefit from share-based compensation	—	201	—	—	—	201
Proceeds from share-based compensation	4,426	—	—	—	—	4,426
Repurchase of common stock	(37,905)	—	—	—	—	(37,905)
Repayment of intercompany loan	—	5,806	—	(5,806)	—	—
Borrowings under intercompany loan	—	(11,459)	—	11,459	—	—
Distributions paid	—	(34,325)	—	(34,325)	68,650	—
Net cash (used in) provided by financing activities	(33,479)	(39,822)	—	(28,672)	68,650	(33,323)

Effect of exchange rate on cash	—	—	—	(220)	—	(220)

Net increase (decrease) in cash and cash equivalents	760	(77,382)	589	1,289	—	(74,744)
Cash and cash equivalents, beginning of period	938	230,174	22,924	2,261	—	256,297
Cash and cash equivalents, end of period	$1,698	$152,792	$23,513	$3,550	$—	$181,553

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended October 27, 2012
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated Total
Operating Activities
Net cash (used in) provided by operating activities	$74	$38,875	$49,727	$466	$—	$89,142
Investing Activities
Capital expenditures	—	(16,065)	(53,348)	(3,941)	—	(73,354)
Distributions received	65,200	—	—	65,200	(130,400)	—
Purchase of intangible assets	—	(210)	—	—	—	(210)
Net cash provided by (used in) investing activities	65,200	(16,275)	(53,348)	61,259	(130,400)	(73,564)
Financing Activities
Payments on capital lease obligation	—	(41)	—	—	—	(41)
Excess tax benefit from share-based compensation	—	409	—	—	—	409
Proceeds from share-based compensation	623	—	—	—	—	623
Repurchase of common stock	(66,534)	—	—	—	—	(66,534)
Borrowings under intercompany loan	—	(4,912)	—	4,912	—	—
Distributions paid	—	(65,200)	—	(65,200)	130,400	—
Net cash (used in) provided by financing activities	(65,911)	(69,744)	—	(60,288)	130,400	(65,543)

Effect of exchange rate on cash	—	—	—	41	—	41

Net (decrease) increase in cash and cash equivalents	(637)	(47,144)	(3,621)	1,478	—	(49,924)
Cash and cash equivalents, beginning of period	1,575	121,273	27,964	1,550	—	152,362
Cash and cash equivalents, end of period	$938	$74,129	$24,343	$3,028	$—	$102,438

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

For the third quarter of 2013, in-spite of the challenging retail environment which included decreased traffic and heightened promotional activity, comparable sales increased 5%, net income increased 11%, and earnings per share increased 15% over the third quarter of 2012. We believe that these increases are largely attributable to improved product offerings, more appealing visual presentation, and the improved execution of our go-to-market testing strategy which in turn increased conversion. Our positive results were negatively impacted by an increase in promotional activity in the second half of the quarter in order to remain competitive in the malls. As we look forward to the balance of the holiday season, we believe our inventory is well balanced and reflects the current trends. Our outlook, however, is tempered by sales during Thanksgiving week, which exceeded last year but did not meet our expectations and our belief that the promotional environment will make things increasingly competitive. Going forward we will continue to focus on making progress against our growth pillars. Our results with respect to our growth pillars in the third quarter of 2013 and plans for the near future are as follows.

Improve Productivity of Our Retail Stores
For the third quarter of 2013, comparable sales (excluding e-commerce sales) were up 2% over the third quarter of 2012. Net sales per average gross square foot decreased slightly from $348 for the twelve months ended October 27, 2012 to $346 for the twelve months ended November 2, 2013. Net sales per average gross square foot is determined by dividing net sales (excluding e-commerce sales, shipping and handling revenue related to e-commerce, gift card breakage, and franchise revenue) for the period by average gross square feet during the period.

Expand Our Store Base
In the third quarter of 2013, we opened seven new Company-operated stores, including one flagship store in San Francisco, which we believe will serve as a gateway to our brand for international customers. As of November 2, 2013, we operated 628 locations. For the remainder of 2013, we expect to open approximately 4 additional stores, including one in Canada. A second flagship location is planned to open in New York City during Spring 2014. The two flagships resulted in approximately $9.0 million in incremental pre-opening rent expense for the thirty-nine weeks ended November 2, 2013. No additional incremental rent expense for these locations is expected in the fourth quarter of 2013.

Expand Our e-Commerce Platform
In the third quarter of 2013, our e-commerce sales increased 29% over the third quarter of 2012. The growth in e-commerce sales in the third quarter of 2013 occurred in both men's and women's merchandise and benefited from the company-wide improvements in product assortment. In addition, we believe the other significant drivers of our continued e-commerce growth were as follows: improving the look and feel and overall functionality of our website; offering a larger product assortment, with certain sizes, colors, and styles available exclusively online; and implementing free shipping everyday with a minimum purchase of $125. We will continue to look for ways to improve the e-commerce experience and generate additional e-commerce sales. E-commerce sales represented 14% of our total net sales in the third quarter of 2013. We continue to expect this channel to grow to at least 15% of net sales.

Expand Internationally
In the third quarter of 2013, we continued our international expansion by opening three additional franchise stores in Latin America. At quarter end, we were earning revenue from 23 franchise locations, a net increase of 12 stores from the third quarter of 2012. During the balance of 2013, we plan to enter into one new franchise agreement and expect three additional franchise store locations to open.
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
Gross Profit. Gross profit is equal to net sales minus cost of goods sold, buying and occupancy costs. Gross margin measures gross profit as a percentage of net sales. Cost of goods sold, buying and occupancy costs includes the direct cost of purchased merchandise, inventory shrinkage, inventory adjustments, inbound freight to our distribution center and outbound freight to our stores. It also includes merchandising, design, planning and allocation, manufacturing/production costs, occupancy costs related to store operations (such as rent, real estate taxes, landlord charges, common area maintenance, utilities, and depreciation on assets), and all logistics costs associated with our e-commerce business.
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
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses include all operating costs not included in cost of goods sold, buying and occupancy costs, with the exception of costs such as proceeds received from insurance claims and gain/loss on disposal of assets, which are included in other operating (income) expense, net. These costs include payroll and other expenses related to operations at our corporate home office, store expenses other than occupancy, and marketing expenses, which primarily include production, direct mail programs, media/print advertising costs, digital video marketing, and e-commerce expenses. With the exception of store payroll, certain marketing expenses, and incentive compensation, these expenses generally are fixed and do not vary proportionally with net sales. As a result, selling, general, and administrative expenses as a percentage of net sales is typically higher in lower volume quarters and lower in higher volume quarters.

Results of Operations
The Third Quarter of 2013 Compared to the Third Quarter of 2012
The table below sets forth the various line items in the unaudited Consolidated Statements of Income and Comprehensive Income as a percentage of net sales for the third quarter of 2013 and the third quarter of 2012.

	Thirteen Weeks Ended
	November 2, 2013	October 27, 2012
Net sales	100%	100%
Cost of goods sold, buying and occupancy costs	67%	68%
Gross profit	33%	32%
Selling, general, and administrative expenses	26%	25%
Other operating (income) expense, net	—%	—%
Operating income	7%	7%
Interest expense, net	1%	1%
Other expense, net	—%	—%
Income before income taxes	6%	6%
Income tax expense	2%	3%
Net income	4%	4%
Net Sales

	Thirteen Weeks Ended
	November 2, 2013	October 27, 2012
Net sales (in thousands)	$502,992	$468,527
Comparable sales percentage change	5%	(5)%
Comparable sales percentage change (excluding e-commerce sales)	2%	(8)%
Gross square footage at end of period (in thousands)	5,494	5,351
Number of:
Stores open at beginning of period	621	611
New stores	7	8
Closed stores	—	(1)
Stores open at end of period	628	618

Net sales increased approximately $34.5 million, or 7%. Comparable sales increased 5% in the third quarter of 2013 compared to the third quarter of 2012. The increased comparable sales resulted from continued growth in e-commerce and an increase in store transactions partially offset by a decrease in store average dollar sales per transaction. We attribute the improved store performance primarily to improved conversion rates. The decrease in average dollar sales is primarily due to the heavily promotional retail environment we are currently operating in. Non-comparable sales increased $9.0 million, driven by new store openings and remodels.

Gross Profit
The following table shows cost of goods sold, buying and occupancy costs and gross profit in dollars for the stated periods:

	Thirteen Weeks Ended
	November 2, 2013	October 27, 2012
	(in thousands)
Cost of goods sold, buying and occupancy costs	$337,727	$316,989
Gross profit	$165,265	$151,538
The 60 basis point increase in gross margin, or gross profit as a percentage of net sales, in the third quarter of 2013 compared to the third quarter of 2012 was comprised of a 40 basis point improvement in merchandise margin and a 20 basis point decrease in buying and occupancy costs as a percentage of net sales. The increase in merchandise margin was primarily driven by a decrease in average unit cost. The decrease in buying and occupancy costs as a percentage of sales was primarily the result of the leveraging effect of the positive comparable store sales partially offset by increases in buying and occupancy costs driven by increased rent, including the incremental impact of approximately $1.1 million of pre-opening rent expense associated with the construction of two flagship stores, as well as increased e-commerce fulfillment costs resulting from additional e-commerce sales.
Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars for the stated periods:

	Thirteen Weeks Ended
	November 2, 2013	October 27, 2012
	(in thousands)
Selling, general, and administrative expenses	$128,366	$117,722

The $10.6 million increase in selling, general, and administrative expenses in the third quarter of 2013 compared to the third quarter of 2012 was driven by a $6.9 million increase in payroll, which was primarily related to stock compensation expense, incentive compensation expense, additional headcount at our home office to support our growth pillars, and merit increases. In addition, marketing expense increased $2.0 million, which was primarily related to a shift in the timing of expenses, marketing expenditures associated with our preparations to open the Times Square location, and incremental spending to support increased sales.
Income Tax Expense

The following table shows income tax expense in dollars for the stated periods:

	Thirteen Weeks Ended
	November 2, 2013	October 27, 2012
	(in thousands)
Income tax expense	$12,434	$12,314

The effective tax rate was 39.2% for the third quarter of 2013 compared to 41.4% for third quarter of 2012. The effective rate was lower than the comparable prior year period primarily due to a discrete tax charge incurred related to the rate applied to deferred tax balance sheet accounts during the third quarter of 2012. We anticipate our effective tax rate will be between 39.3% and 39.8% in 2013.
Results of Operations
The Thirty-Nine Weeks Ended November 2, 2013 Compared to the Thirty-Nine Weeks Ended October 27, 2012
The table below sets forth the various line items in the unaudited Consolidated Statements of Income and Comprehensive Income as a percentage of net sales for the thirty-nine weeks ended November 2, 2013 and the thirty-nine weeks ended October 27, 2012.

	Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012
Net sales	100%	100%
Cost of goods sold, buying and occupancy costs	67%	66%
Gross profit	33%	34%
Selling, general, and administrative expenses	24%	24%
Other operating (income) expense, net	—%	—%
Operating income	9%	10%
Interest expense, net	1%	1%
Other expense, net	—%	—%
Income before income taxes	8%	9%
Income tax expense	3%	4%
Net income	5%	5%
Net Sales

	Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012
Net sales (in thousands)	$1,497,674	$1,419,358
Comparable sales percentage change	3%	—%
Comparable sales percentage change (excluding e-commerce sales)	—%	(3)%
Gross square footage at end of period (in thousands)	5,494	5,351
Number of:
Stores open at beginning of period	625	609
New stores	12	20
Closed stores	(9)	(11)
Stores open at end of period	628	618

Net sales increased approximately $78.3 million, or 6%. Comparable sales increased 3% for the thirty-nine weeks ended November 2, 2013 compared to the thirty-nine weeks ended October 27, 2012. The increased comparable sales resulted from continued growth in e-commerce and an increase in store transactions partially offset by a decrease in store average dollar sales per transaction. The decrease in store average dollar sales was driven by additional promotional activity throughout the first quarter and in the latter part of the second and third quarters. Non-comparable sales increased $24.8 million, driven by new store openings and remodels.
Gross Profit
The following table shows cost of goods sold, buying and occupancy costs and gross profit in dollars for the stated periods:

	Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012
	(in thousands)
Cost of goods sold, buying and occupancy costs	$1,009,085	$932,532
Gross profit	$488,589	$486,826
The 170 basis point decrease in gross margin, or gross profit as a percentage of net sales, in the thirty-nine weeks ended November 2, 2013 compared to the thirty-nine weeks ended October 27, 2012 was comprised of a 90 basis point deterioration in merchandise margin and an 80 basis point increase in buying and occupancy costs as a percentage of sales. The decrease in merchandise margin was primarily driven by increased promotional activity in the first and second quarters of 2013, as noted previously, which was partially offset by merchandise margin gains in the third quarter. The increase in buying and occupancy costs as a percentage of sales was primarily driven by rent, including the incremental impact of approximately $9.0 million of pre-opening rent expense associated with the construction of two flagship stores, as well as increased e-commerce fulfillment costs resulting from additional e-commerce sales.
Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars for the stated periods:

	Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012
	(in thousands)
Selling, general, and administrative expenses	$360,165	$347,224

The $12.9 million increase in selling, general, and administrative expenses in the thirty-nine weeks ended November 2, 2013 compared to the thirty-nine weeks ended October 27, 2012 was driven by a $13.4 million increase in payroll, which was primarily related to stock compensation expense, additional headcount at our home office to support our growth pillars, and merit-based pay increases, and a $1.4 million increase in information technology expenses primarily in support of our growth pillars. These increases were partially offset by a $1.4 million decrease in marketing expense, including direct mail and point-of-sale visual marketing, and a $1.4 million decrease in incentive compensation.
Income Tax Expense

The following table shows income tax expense in dollars for the stated periods:

	Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012
	(in thousands)
Income tax expense	$44,811	$50,598

The effective tax rate was 39.5% for the thirty-nine weeks ended November 2, 2013 compared to 40.2% for the thirty-nine weeks ended October 27, 2012. The effective rate was lower than the comparable prior year period primarily due to a discrete tax charge incurred related to the rate applied to deferred tax balance sheet accounts during the third quarter of 2012 . We anticipate our effective tax rate will be between 39.3% and 39.8% in 2013.

Liquidity and Capital Resources
General

Our business relies on cash flows from operations as our primary source of liquidity. We do, however, have access to additional liquidity, if needed, through borrowings under our Revolving Credit Facility. Our primary cash needs are for merchandise inventories, payroll, store rent, capital expenditures, and marketing. The most significant components of our working capital are merchandise inventories, accounts payable, and other accrued expenses. Our liquidity position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within 3 to 5 days of the related sale, and have up to 75 days to pay certain merchandise vendors and 45 days to pay the majority of our non-merchandise vendors.

We believe that cash generated from operations and the availability of borrowings under our Revolving Credit Facility will be sufficient to meet working capital requirements, anticipated capital expenditures, and scheduled interest payments for at least the next 12 months.

Cash Flow Analysis
A summary of cash provided by or used in operating, investing, and financing activities are shown in the following table:

	Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012
	(in thousands)
Provided by operating activities	$37,640	$89,142
Used in investing activities	(78,841)	(73,564)
Used in financing activities	(33,323)	(65,543)
Decrease in cash and cash equivalents	(74,744)	(49,924)
Cash and cash equivalents at end of period	$181,553	$102,438

Net Cash Provided by Operating Activities
The majority of our operating cash inflows are derived from sales. Our operating cash outflows generally consist of payments to vendors for merchandise, employees for wages, salaries, and other employee benefits, and landlords for rent. Operating cash outflows also include payments for income taxes and interest on long-term debt.

Net cash provided by operating activities was $37.6 million for the thirty-nine weeks ended November 2, 2013 compared to $89.1 million for the thirty-nine weeks ended October 27, 2012, a decrease of $51.5 million. The decrease in cash provided by operations primarily related to the following:

•
Items included in net income provided $137.3 million of cash for the thirty-nine weeks ended November 2, 2013 compared to $141.6 million for the thirty-nine weeks ended October 27, 2012. The decrease in the current year was primarily driven by the decreased performance of the business primarily in the first quarter, which was partially offset by improved results in the second and third quarters.

•
In addition to the decrease in cash provided by items included in net income discussed above, there was $99.7 million of cash used due to working capital changes during the thirty-nine weeks ended November 2, 2013 compared to $52.5 million of cash used in the thirty-nine weeks ended October 27, 2012. Working capital is subject to cyclical operating needs, the timing of receivable collections and payable and expense payments, and seasonal fluctuations in our operations. The $47.2 million change primarily relates to the timing of merchandise and real estate payments during the first three quarters of 2013 as compared to the same period in 2012 and increased cash outflows for purchases of inventory. The primary reasons for the increase in inventory are to support our sales plan for the remainder of the year and to invest in certain key categories that are expected to generate significant volume, including denim and woven tops. In addition, we received earlier delivery of certain items for the holiday season compared to the prior year to assist with a more efficient flow of inventory through our distribution center.

 Net Cash Used in Investing Activities
Investing activities consist primarily of capital expenditures for new and remodeled store construction and fixtures, information technology, and home office and design studio renovations.

Net cash used in investing activities totaled $78.8 million for the thirty-nine weeks ended November 2, 2013 compared to $73.6 million for the thirty-nine weeks ended October 27, 2012, a $5.2 million increase from the prior year. The increase primarily relates to investments made in information technology projects to further support our growth pillars.

We expect capital expenditures for the remainder of 2013 to be approximately $29.0 million to $34.0 million, primarily driven by new store construction, including one flagship location which requires additional expenditures over that of a typical new store opening. These capital expenditures do not include the impact of landlord allowances, which are expected to be approximately $5.0 to $7.0 million for the remainder of 2013.
Net Cash Used in Financing Activities
Net cash used in financing activities totaled $33.3 million for the thirty-nine weeks ended November 2, 2013 as compared to $65.5 million for the thirty-nine weeks ended October 27, 2012, a decrease of approximately $32.2 million. The decrease is due to the Company repurchasing fewer shares of common stock under the Repurchase Program during the thirty-nine weeks ended November 2, 2013 than in the thirty-nine weeks ended October 27, 2012.

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
As of November 2, 2013, there were no borrowings outstanding under the Revolving Credit Facility, and we had $197.4 million of availability. We were not subject to the fixed charge coverage ratio covenant in the Revolving Credit Facility at November 2, 2013 because excess availability plus eligible cash collateral exceeded 10% of the borrowing base.
Senior Notes
On March 5, 2010, Express, LLC and Express Finance, as co-issuers, issued $250.0 million of 8 3/4% Senior Notes due 2018 at an offering price of 98.6% of the face value. Interest on the Senior Notes is payable on March 1 and September 1 of each year. Unamortized debt issuance costs outstanding related to the Senior Notes as of November 2, 2013 were $5.4 million.

Contractual Obligations

Our Company's contractual obligations and other commercial commitments did not change materially between February 2, 2013 and November 2, 2013. For additional information regarding our contractual obligations as of February 2, 2013, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our Revolving Credit Facility bears interest at variable rates; however, we did not borrow any amounts under the Revolving Credit Facility during the thirty-nine weeks ended November 2, 2013. Borrowings under our Senior Notes bear interest at a fixed rate. For fixed rate debt, interest rate changes affect the fair value of such debt, but do not impact earnings or cash flow. Changes in interest rates are not expected to have a material impact on our future earnings or cash flows given our limited exposure to such changes.

Foreign Currency Exchange Risk

All of our purchases are denominated in United States dollars and, therefore we are not exposed to foreign currency exchange risk on these purchases. However, we currently operate 14 stores in Canada, with the functional currency of our Canadian operations being the Canadian dollar. Our Canadian subsidiaries have intercompany accounts with our United States subsidiaries that eliminate upon consolidation, but the transactions involving such accounts do expose us to foreign currency exchange risk. We do not currently utilize hedging instruments to mitigate foreign currency exchange risks. As of November 2, 2013, a hypothetical 10% change in the Canadian foreign exchange rate would have impacted our results of operations by approximately $2.0 million.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of November 2, 2013.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the third quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.
Information relating to legal proceedings is set forth in Note 12 to our unaudited Consolidated Financial Statements included in Part I of this Quarterly Report and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.
Our risk factors as of November 2, 2013 have not changed materially from those disclosed in our Annual Report on Form 10-K filed with the SEC on April 2, 2013. The risk factors disclosed in our Annual Report on Form 10-K, in addition to the other information set forth in this Quarterly Report, could materially affect our business, financial condition or results.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding the purchase of shares of our common stock made by or on behalf of the Company or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during each month of the quarterly period ended November 2, 2013:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (2)
	(in thousands, except per share amounts)
August 4, 2013 - August 31, 2013	1,013	$20.89	1,013	$—
September 1, 2013 - October 5, 2013	35	$21.49	—	$—
October 6, 2013 - November 2, 2013	9	$22.15	—	$—
Total	1,057		1,013
(1) Includes shares of restricted stock purchased in connection with employee tax withholding obligations under the 2010 Plan, which are not purchases made under the Company's publicly announced program.

(2) On May 24, 2012, the Board authorized the Company to repurchase up to $100.0 million of the Company's common stock. The Repurchase Program was completed in the third quarter of 2013 following aggregate repurchases of approximately $100.0 million of the Company's common stock since May 24, 2012. No new repurchase plan has been authorized as of the end of the third quarter.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS.

Exhibits. The following exhibits are filed or furnished with this Quarterly Report:

Exhibit Number	Exhibit Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Financial Officer and Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	December 5, 2013	EXPRESS, INC.

		By:	/s/ D. Paul Dascoli
D. Paul Dascoli
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)