Form 10-K
period 2014-02-01
EXPRESS, INC.
filed 2014-04-01
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

 Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

Aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of August 2, 2013: $1,885,759,430.
 The number of outstanding shares of the registrant's common stock was 84,083,437 as of March 21, 2014.

DOCUMENT INCORPORATED BY REFERENCE:

Portions of the registrant's definitive proxy statement for the Annual Meeting of Stockholders, to be held on June 12, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS.
In this section, "Express","we", "us," "the Company", and "our" refer to Express, Inc. together with its predecessors and its consolidated subsidiaries as a combined entity. Our fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. All references herein to "2013", "2012", and "2011" refer to the 52-week period ended February 1, 2014, the 53-week period ended February 2, 2013, and the 52-week period ended January 28, 2012, respectively.
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

As of February 1, 2014, we operated 632 stores across the United States, in Canada, and in Puerto Rico. Our stores are located primarily in high-traffic shopping malls, lifestyle centers, and street locations, and average approximately 8,700 gross square feet. We also sell our products through our e-commerce website, express.com, and have franchise agreements with franchisees who operate Express stores in Latin America and the Middle East. Our 2013 net sales were comprised of approximately 62% women's merchandise and approximately 38% men's merchandise.

We report one segment, which includes the operation of our brick and mortar retail stores and the express.com e-commerce website. Additional information about our reportable segment can be found in Note 2 of our Consolidated Financial Statements.

Competitive Strengths

We believe that our primary competitive strengths are as follows:

Established Lifestyle Brand. With over 30 years of heritage, the Express brand represents a distinctive point of view that is sexy, sophisticated, and social. We believe that our customers view Express as a fashion authority and look to us to provide them with the latest fashions. The Express brand differentiates itself by offering (1) a balanced assortment of core styles and the latest fashions; (2) products that address fashion needs across multiple wearing occasions, including work, casual, jeanswear, and going-out occasions; and (3) quality products at an attractive value.

Attractive Market and Customer Demographic. We are part of the specialty apparel market targeting 20 to 30 year old women and men. We believe the specialty apparel market is a significant piece of the total apparel market for this demographic and that the Express brand appeals to a particularly attractive subset of this group, who we believe spend a higher percentage of their budget on fashion compared to the broader population.
Go-To-Market Strategy. We design the majority of our product assortment in our New York City design studio based on extensive review and consideration of fashion trends, styles, fabrics, colors, fits, and prices. Our product testing processes allow us to test approximately three-quarters of our merchandise in select stores before placing orders for our broader store base. In addition, we assess sales data and new product development on a weekly basis in order to make in-season inventory adjustments where possible, which allows us to respond to the latest trends. We believe that we have an efficient, diversified, and flexible supply chain, including a network of third-party manufacturers located throughout the world, that allows us to quickly identify and respond to trends and bring a tested assortment of high quality products at competitive prices to our stores.
Optimized Real Estate Portfolio. Our stores are located in high-traffic shopping malls, lifestyle centers, and street locations in 47 states across the United States, as well as in the District of Columbia, Puerto Rico, and three provinces in Canada. As a result of our strong brand and established retail presence of over 30 years, we have been able to acquire high-traffic locations in most retail centers in which we operate.

Proven and Experienced Team. Michael Weiss, our Chief Executive Officer, has more than 40 years of experience in the fashion industry and has served as our Chief Executive Officer for over 20 years. In addition, our senior management team has extensive experience across a broad range of disciplines in the specialty retail industry, including design, sourcing, merchandising, planning and allocation, and real estate. Experience and tenure with Express extends deep into our organization, including district and store managers, a number who have been with Express for a number of years.
Growth Strategy
Key elements of our business and growth strategies include the following company-defined growth pillars:

Improve Sales and Margins of Our Existing Retail Stores. We seek to grow our comparable sales and operating margins through execution of our go-to-market strategy and marketing initiatives, among other things. Our go-to-market strategy is designed to allow us to offer a product assortment that is more appealing to our customers, which allows us to reduce inventory risk and improve product margins through reduced markdowns.
Expand Our Store Base. We believe there are attractive, high-traffic locations that present opportunities for us to expand our store base. We currently plan to open approximately 10 stores in 2014, including 2 stores in Canada, and close approximately 15 stores in the United States. The planned store openings include one new flagship in New York City's Times Square, which opened in February 2014. Our projected store closures are related to dual gender store conversions for the few locations where we still operate both women's and men's stand-alone stores, shopping center redevelopments, and exiting under-performing stores as their respective leases expire. In addition to our retail store openings, we plan to open approximately 16 new Express Factory Outlet Stores and convert approximately 15 existing retail stores to our new Express Factory Outlet Stores format. During 2013, we opened 7 stores in the United States and Canada, net of closures, growing our square footage by 1%.
Expand Our e-Commerce Platform. We believe that our target customer regularly shops online, and we see continued opportunity to grow our e-commerce business by providing our customers with a seamless retailing experience. In addition, we believe our multi-channel platform will allow us to continue to improve overall profit margins as our e-commerce business becomes a greater percentage of our sales. In 2013, e-commerce represented 15% of our total sales.

Expand Internationally. We believe Express has the potential to be a successful global brand. We ended the year with 12 franchisee-operated stores in the Middle East and 14 franchisee-operated stores in Latin America. Over the next 5 years, we believe there are opportunities to expand the Express brand internationally through additional franchise agreements with local partners across the globe, joint venture relationships, and company-owned stores in targeted countries.

See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding progress against our growth pillars in the current year.
Our Products
The majority of our products are created by our in-house design team, and we believe we have developed a portfolio of products that have significant brand value, including the Editor pant and 1MX shirt. We focus on providing our customers with attractively-priced merchandise that is well-constructed and made from quality materials that are designed to last for several seasons, and believe our customers value our consistent fits and detailing.
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
Design and Merchandising
Our internal design and merchandising team designs quality products consistent with our brand image. We have strategically located our design studio on 5th Avenue in New York City to ensure that our staff of designers are immersed in the heart of New York City's fashion community and have easy access to inspiration from other high-fashion markets here and abroad. We believe our dual offices in New York City and Columbus, Ohio provide us a balanced design and merchandising perspective.
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
Sourcing
Our Sourcing Methods
We utilize a broad base of manufacturers located throughout the world that we believe produce goods at the level of quality that our customers demand and can supply products to us on a timely basis at competitive prices. We do not own or operate any manufacturing facilities and, as a result, contract with third-party vendors for production of all of our merchandise. We purchase both apparel and accessories through buying agents and directly from manufacturers. In exchange for a commission, our buying agents identify suitable vendors and coordinate our purchasing requirements with vendors by placing orders for merchandise on our behalf, ensuring the timely delivery of goods to us, obtaining samples of merchandise produced in factories, inspecting finished merchandise, and carrying out compliance monitoring and administrative communications on our behalf.
We purchase the majority of our merchandise outside of the United States through arrangements with approximately 60 vendors utilizing approximately 345 foreign manufacturing facilities located in approximately 20 countries throughout the world, primarily in Asia and South and Central America. The top five countries, based on cost, from which we source our merchandise are China, Indonesia, Vietnam, Sri Lanka, and the Philippines. Our top 10 manufacturing facilities, based on cost, supplied approximately 30% of our merchandise in 2013. We purchase our merchandise using purchase orders and, therefore, are not subject to long-term production contracts with any of our vendors, manufacturers, or buying agents.
Quality Assurance and Compliance Monitoring
Each supplier, factory, and subcontractor that manufactures our merchandise is required to adhere to our Code of Vendor Conduct. This is designed to ensure that each of our suppliers' operations are conducted in a legal, ethical, and responsible manner. Our Code of Vendor Conduct requires that each of our suppliers operates in compliance with applicable wage, benefit, working hours, and other local laws. It also forbids the use of practices such as child labor or forced labor and prohibits unauthorized subcontracting. We monitor compliance through the use of third parties who conduct regular factory audits as well as through our buying agents.
Distribution
We centrally distribute most of our products from distribution centers in Columbus and Groveport, Ohio that are owned and operated by third parties. Virtually all of the merchandise sold in our stores or on our website is received, processed, warehoused, and distributed through the Columbus distribution facility. Merchandise is typically shipped to our stores and to the Groveport distribution facility via third-party delivery services multiple times per week, providing them with a steady flow of new inventory.
The third-party distribution facility in Groveport is used to fulfill all orders placed through our website. Merchandise at this facility is received from our Columbus distribution facility and sent directly to customers via third-party delivery services. We believe that this distribution center's proximity to our Columbus distribution center provides several benefits, including faster replenishment of out-of-stock inventory, more efficient trucking lanes to our customers, reduced delivery costs, and ease of oversight and management of our third party provider.

In 2013, we entered into a third-party logistics services agreement and began moving Asia-sourced merchandise bound for select franchisees to a third-party distribution facility in Hong Kong. This action supports our international expansion efforts by enabling improved speed-to-market for franchisees and providing additional capacity within our supply chain network.

Our Stores Locations
As of February 1, 2014, we operated 632 stores in 47 states across the United States, as well as in the District of Columbia, Puerto Rico, and Canada.

The following store list shows the number of stores we operated in the United States and Puerto Rico as of February 1, 2014:

Location	Count	Location	Count	Location	Count
Alabama	9	Kentucky	6	North Dakota	1
Arizona	9	Louisiana	8	Ohio	20
Arkansas	3	Maine	2	Oklahoma	5
California	76	Maryland	13	Oregon	4
Colorado	11	Massachusetts	21	Pennsylvania	27
Connecticut	10	Michigan	20	Puerto Rico	4
Delaware	3	Minnesota	13	Rhode Island	3
District of Columbia	1	Mississippi	3	South Carolina	9
Florida	49	Missouri	11	South Dakota	1
Georgia	18	Nebraska	3	Tennessee	11
Hawaii	1	Nevada	6	Texas	51
Idaho	1	New Hampshire	4	Utah	5
Illinois	33	New Jersey	20	Vermont	1
Indiana	11	New Mexico	3	Virginia	17
Iowa	7	New York	44	Washington	9
Kansas	4	North Carolina	14	West Virginia	2
				Wisconsin	10
				Total	617

The following store list shows the number of stores we operated in Canada as of February 1, 2014:

Location	Count
Alberta	4
British Columbia	2
Ontario	9
Total	15

The following store list shows the number of stores operated by our franchisees in the Middle East and Latin America as of February 1, 2014:

Location	Count
Middle East
Kingdom of Saudi Arabia	6
United Arab Emirates	3
Lebanon	2
Kuwait	1

Latin America
Mexico	7
Colombia	2
Costa Rica	2
El Salvador	1
Panama	1
Peru	1

Total	26

Store Design and Environment
We design our stores to create a distinctive and engaging shopping environment that we believe resonates with our customers. Our stores feature a vibrant and youthful look, bright signage, and popular music. Our stores are constructed and finished to allow us to efficiently shift merchandise displays throughout the year as seasons dictate. To further enhance our customers' experience, we seek to attract enthusiastic store associates and managers who are knowledgeable about our products and able to offer superior customer service and expertise. On average, our store managers have been with Express for 7 years. We believe our managers and associates deliver a superior shopping experience as a result of the training we provide, the culture of accountability we foster, the incentives we offer, and the decision-making authority we grant to store managers. We believe that our store atmosphere enhances our brand as a provider of the latest fashions.

Competition
The specialty apparel retail market is highly competitive. We compete with other brick-and-mortar and e-commerce retailers that engage in the retail sale of women's and men's apparel, accessories, and similar merchandise. We compete on the basis of a combination of factors, including, among others, style, breadth, quality, and price of merchandise offered, in-store and on-line experience, level of customer service, and brand image. See "Competitive Strengths" for a description of how we believe we differentiate ourselves from our competitors. Our future success will depend in substantial part on our ability to anticipate and respond quickly to fashion trends, our ability to offer our customers the products they want, where and when they want them, maintain the strength of the Express brand in the United States, and increase awareness of the Express brand globally.

Marketing and Brand Building
We use a variety of marketing vehicles to increase customer traffic and build brand loyalty. These include direct mail offers, e-mail communications, and in-store promotions. We recently increased our print advertising in key publications as another important means of enhancing brand awareness and introducing new customers to Express. We are also investing in highly targeted marketing efforts, particularly those that employ social media, digital, and mobile tactics. In addition, in December 2013, we began operation of a 9,000 square foot LED screen, which is affixed to our new flagship store in New York City's Times Square. We believe this store, along with the LED screen and our other flagship store in San Francisco's Union Square, will generate additional brand awareness, particularly among international tourists. We offer a private-label credit card through an agreement with World Financial Network National Bank ("WFNNB") under which WFNNB owns the credit card accounts and Alliance Data Systems Corporation provides services to our private-label credit card customers. All of our proprietary credit cards carry the Express logo. We also have a tender-agnostic customer loyalty program, Express NEXT, that offers customers the opportunity to earn rewards in conjunction with purchases of Express product and other engagement with the Express brand. We believe the Express NEXT program encourages frequent store and website visits and promotes multiple-item purchases, thereby cultivating customer loyalty to the Express brand.

Technology
We actively look for ways to use technology to improve the customer experience, both in-store and on-line, and differentiate ourselves from competitors. After the 2012 Christmas holiday, we transitioned our website hosting from a third party to an internal team that utilizes a platform customized to our specific needs. This enhances overall system performance, provides improved analytics and more creative control, and enables delivery of a more seamless experience between our stores and website. In-store online sales are currently supported from the store point-of-sale system. Over time, this enhanced platform will enable us to offer additional features, such as placing orders online and picking up selections at a designated store.

Our digital marketing efforts include the use of social media and mobile applications. They are designed to reach our customers using the communication and shopping channels most widely utilized by them so that we can more successfully keep our brand front of mind and also make it easier for customers to purchase from us.

Our information technology systems provide a full range of business process support and information to our store, merchandising, financial, and real estate business teams. We utilize a combination of customized and industry standard software systems to provide various functions related to point-of-sale, inventory management, design, planning and allocation, and financial reporting. During 2013, we made additional investments to begin upgrading our human resources information system and merchandise management system to provide additional capabilities to support our four growth pillars, particularly international expansion. Looking ahead, we anticipate continued capital expenditures for upgrades to our human resources information, retail management, and enterprise planning systems to further support our four growth pillars.
Intellectual Property
The Express trademark and certain variations thereon, such as Express World Brand, are registered or are subject to pending trademark applications with the United States Patent and Trademark Office and/or with the registries of many foreign countries. In addition, we own domain names for many of our trademarks, including express.com. We believe our material trademarks have significant value, and we vigorously protect them against infringement.
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
Substantially all of our products are manufactured outside the United States. These products are subject to United States customs laws and similar laws of other countries that impose tariffs, among other obligations.
Employees
We currently employ approximately 19,000 employees. Approximately 800 employees are based at our home office locations in either Columbus or New York City, approximately 70 are field-based regional or district managers, approximately 1,700 are in-store managers or co-managers, and approximately 16,800 are in-store sales associates. None of our employees are represented by a union, and we have had no labor-related work stoppages. We believe our relations with our employees are good.
Seasonality
Our business is seasonal. We define our seasons as Spring (first and second quarters) and Fall (third and fourth quarters). Historically, we have realized a higher portion of our net sales and net income in the Fall season due primarily to early Fall selling patterns as well as the impact of the holiday season. In 2013, approximately 55% of our net sales were generated in the Fall season, while approximately 45% were generated in the Spring season. Cash needs are typically higher in the third quarter due to inventory-related working capital requirements for early Fall and holiday selling periods. Our business is also subject, at certain times, to calendar shifts, which may occur during key selling periods close to holidays such as Easter, Thanksgiving, and Christmas, and regional fluctuations for events such as sales tax holidays.

Available Information
We make available, free of charge, on our website, www.express.com, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act of 1934"), as soon as reasonably practicable after filing such material electronically with, or otherwise furnishing it to, the SEC. The SEC maintains a website that contains electronic filings at www.sec.gov. In addition, the public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330. The reference to our website address does not constitute incorporation by reference of the information contained on the website. Additionally, the information contained on our website is not part of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS.
Our business faces a number of risks. The risks described below are the items of most concern to us, however these are not all of the risks we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations.
RISK FACTORS
Our business is sensitive to consumer spending and general economic conditions. Recessionary, slow growth, or other difficult economic conditions could adversely affect our financial performance.
Consumer purchases of discretionary retail items, including our products, generally decline during recessionary periods and other periods where disposable income is adversely affected. Our performance is subject to factors that affect domestic and worldwide economic conditions particularly those that affect our target demographic, including employment, consumer debt, uncertain healthcare costs, reductions in net worth, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, consumer confidence, value of the United States dollar versus foreign currencies, and other macroeconomic factors. A deterioration in economic conditions or increasing unemployment levels may reduce the level of consumer spending and inhibit consumers' use of credit, which may adversely affect our revenues and profits. In recessionary periods, we may have to increase the number of promotional sales or otherwise dispose of inventory for which we have previously paid to manufacture, which could adversely affect our profitability. Our financial performance is particularly susceptible to economic and other conditions in regions or states where we have a significant number of stores. Difficult economic conditions could adversely affect shopping center traffic and new shopping center development and could materially adversely affect us.
In addition, difficult economic conditions may exacerbate some of the risks noted below, including consumer demand, strain on available resources, store growth, interruption of the flow of merchandise from key vendors, and foreign exchange rate fluctuations. The risks could be exacerbated individually or collectively.
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
We face significant competition from other retailers that could adversely affect our ability to generate higher net sales and margins as well as our ability to obtain favorable store locations.
We face substantial competition in the specialty retail apparel and accessory industry. Some of our competitors have greater financial, marketing, and other resources available. In many cases, our competitors sell their products in stores that are located in the same shopping malls or lifestyle centers as our stores. Our competitors may also sell substantially similar products at reduced prices at their full price stores, through the Internet, or through outlet centers or discount stores, increasing the competitive pricing pressure for those products. Our sales and margins were adversely affected in 2013 by the promotional environment. If promotional pressure remains intense, either through actions of our competitors or through customer expectations, this could continue to cause our sales and margins to be adversely affected. In addition to competing for sales, we compete for favorable site locations and lease terms in shopping malls and lifestyle centers, and our competitors may be able to secure more favorable locations than us as a result of their relationships with, or appeal to, landlords. We also compete with other retailers for personnel. We cannot assure you that we will be able to compete successfully against existing or future competitors.
Our expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could have a material adverse effect on us.
Our ability to attract customers to our stores that are located in malls or other shopping centers depends heavily on the success of these malls and shopping centers, and continued decreases in customer traffic in these malls or shopping centers could cause our net sales and our profitability to be less than expected.
A significant number of our stores are located in malls and other shopping centers and many of these malls and shopping centers have been experiencing declines in customer traffic. Our sales at these stores are dependent, to a significant degree, upon the volume of traffic in those shopping centers and the surrounding area, however our costs associated with these stores are essentially fixed. In times of declining traffic and sales, our ability to leverage these costs and our profitability will be negatively impacted. Our stores benefit from the ability of a shopping center's other tenants, particularly anchor stores, such as department stores, to generate consumer traffic in the vicinity of our stores and the continuing popularity of the shopping center as a shopping destination. Our sales volume and traffic generally may be adversely affected by, among other things, a decrease in popularity of malls or other shopping centers in which our stores are located, the closing of anchor stores important to our business, a decline in popularity of other stores in the malls or other shopping centers in which our stores are located, or a deterioration in the financial condition of shopping center operators or developers which could, for example, limit their ability to finance tenant improvements for us and other retailers. A reduction in consumer traffic as a result of these or any other factors, or our inability to obtain or maintain favorable store locations within malls or other shopping centers, could have a material adverse effect on us.
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
If we are unable to successfully develop and maintain a relevant and reliable omni-channel experience for our customers, our financial performance and brand image could be adversely affected.
Our business continues to evolve from a largely brick-and-mortar retail business to an omni-channel retail business. While historically we interacted with our customers largely through our in-store experience, increasingly we interact with our customers across a variety of different channels, including in-store, online at www.express.com, mobile technologies, and social media. Our customers are increasingly using computers, tablets, mobile phones and other devices to shop in our stores and online and provide feedback and public commentary about all aspects of our business. Omni-channel retailing is rapidly evolving and our success depends on our ability to anticipate and implement innovations in sales and marketing technology and logistics in order to appeal to existing and potential customers who increasingly rely on multiple channels to meet their shopping needs.  If for any reason we are unable to implement improvements to our customer facing technology in a timely manner, provide a convenient and consistent experience for our customer across all channels, or provide our customers the products they want, when and where they want them, then our financial performance and brand image could be adversely affected.
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
We may be exposed to risks and costs associated with credit card fraud and identity theft that would cause us to incur unexpected expenses and loss of revenues.
A significant portion of our customer orders are placed through our website. In addition, a significant portion of sales made through our retail stores requires the collection of certain customer data, such as credit card information. For our sales channels to function and develop successfully, we and other parties involved in processing customer transactions must be able to transmit confidential information, including credit card information, securely over public networks. Third parties may have the technology or knowledge to breach the security of customer transaction data. Although we have security measures related to our systems and the privacy of our customers, we cannot guarantee these measures will effectively prevent others from obtaining unauthorized access to our information and our customers’ information. Any person who circumvents our security measures could destroy or steal valuable information or disrupt our operations. If such a breach were to occur, customers could lose confidence in the security of our websites or stores and choose not to purchase from us. Any security breach could also expose us to risks of data loss, litigation and liability, and could seriously disrupt operations and harm our reputation, any of which could adversely affect our financial condition and results of operations.
In addition, state, federal and foreign governments are increasingly enacting laws and regulations to protect consumers against identity theft. These laws and regulations will likely increase the costs of doing business, and if we fail to implement appropriate security measures or detect and provide prompt notice of unauthorized access as required by some of these laws and regulations, we could be subject to potential claims for damages and other remedies, which could adversely affect our business and results of operations.
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
Failure by our manufacturers to comply with our guidelines also exposes us to various risks, including with respect to use of acceptable labor practices and compliance with applicable laws. We rely on audits performed by third parties and our buying agents to monitor whether our vendors and manufacturers use acceptable labor practices and comply with applicable laws, such as child and other labor laws. Our business may be negatively impacted should any of our manufacturers experience an interruption in operations, including due to labor disputes and failure to comply with laws, and our business may suffer from negative publicity for using manufacturers that do not engage in acceptable labor, environmental, or other socially responsible practices or fail to comply with applicable laws. Any of these results could harm our brand image and have a material adverse effect on our business and growth.

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
We purchase the majority of our merchandise outside of the United States through arrangements with approximately 60 vendors, utilizing approximately 345 foreign manufacturing facilities located throughout the world, primarily in Asia and Central and South America. Political, social or economic instability in Asia, Central or South America, or in other regions where our products are made, could cause disruptions in trade, including exports. Other events that could also cause disruptions to our supply chain include:

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
 We cannot predict whether the countries in which our merchandise is manufactured, or may be manufactured in the future, will be subject to new or additional trade restrictions imposed by the United States or other foreign governments, including the likelihood, type, or effect of any such restrictions. Trade restrictions, including new or increased tariffs or quotas, embargoes, safeguards, and customs restrictions against apparel items, as well as labor strikes and work stoppages or boycotts, could increase the cost or reduce the supply of apparel available to us and adversely affect our business, financial condition, or results of operations.
If we encounter difficulties associated with distribution facilities or if they were to shut down for any reason, we could face shortages of inventory, delayed shipments to our online customers, and harm to our reputation. Any of these issues could have a material adverse effect on our business operations.
Our distribution facilities are operated by third parties. Our Columbus facility operates as our central distribution facility and supports our entire North American business, as all of our merchandise is shipped to the central distribution facility from our vendors and is then packaged and shipped to our stores or the e-commerce distribution facility in Groveport for further distribution to our online customers. The success of our stores and the satisfaction of our online customers depend on their timely receipt of merchandise. The efficient flow of our merchandise requires that the third parties who operate the distribution facilities have adequate capacity in both distribution facilities to support our current level of operations and any anticipated increased levels that may follow from the growth of our business. If we encounter difficulties with the distribution facilities or in our relationships with the third parties who operate the facilities, or if either facility were to shut down for any reason, including as a result of fire or other natural disaster or work stoppage, we could face shortages of inventory, resulting in “out of stock” conditions in our stores, incur significantly higher costs and longer lead times associated with distributing our products to both our stores and online customers, and experience dissatisfaction from our customers. Any of these issues could have a material adverse effect on our business and harm our reputation.
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
Our growth strategy, including new store growth, e-commerce, and international expansion plans, is dependent on a number of factors, any of which could strain our resources or delay or prevent the successful penetration into new markets.
Our growth strategy is partially dependent on opening new stores across North America, including outlet stores, remodeling existing stores in a timely manner, and operating them profitably. Additional factors required for the successful implementation of our growth strategy include, but are not limited to, obtaining desirable store locations, negotiating acceptable leases, completing projects on budget, supplying proper levels of merchandise and successfully hiring and training store managers and sales associates. In order to optimize profitability for new stores, we must secure desirable retail lease space when opening stores in new and existing markets. We must choose store sites, execute favorable real estate transactions on terms that are acceptable to us, hire competent personnel and effectively open and operate these new stores. We historically have received landlord allowances for store build outs, which offset certain capital expenditures we must make to open a new store. If landlord allowances cease to be available to us in the future or are decreased, opening new stores would require more capital outlay, which could adversely affect our ability to continue opening new stores. To the extent we open new stores in markets where we have existing stores, our existing stores in those markets may experience reduced net sales.
Additionally, we plan to expand our business internationally through franchise agreements, joint ventures, and company-owned and operated stores in select markets, and these plans could be negatively impacted by a variety of factors. We may be unable to find acceptable partners with whom we can enter into agreements, negotiate acceptable terms for these agreements, and gain acceptance from consumers outside of the United States. Franchise agreements also create the inherent risk as to whether such third parties are able to both effectively operate the businesses and appropriately project our brand image in their respective markets. Ineffective or inappropriate operation of the franchise businesses or projection of our brand image could create difficulties in the execution of our international expansion plan.
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
We depend on cash flow from operations to pay our lease expenses. If our business does not generate sufficient cash flow from operating activities to fund these expenses, due to continued decreases in mall traffic or other factors, we may not be able to service our lease expenses, which could materially harm our business.
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

We rely on many different third parties to provide us with certain key services. For example, we rely on a third party to operate our central distribution facility in Columbus, Ohio and to provide certain inbound and outbound transportation and delivery services, distribution services, customs, and brokerage services. We also rely on another third party to provide us with logistics and other services related to our e-commerce operations. In connection with our sourcing activities, we rely on approximately 60 buying agents and vendors to help us source products from approximately 345 manufacturing facilities, and in connection with our marketing activities, we rely on third parties to administer our customer database, our loyalty program, and our gift cards. We also rely on a third party to administer certain aspects of our payroll. If any of these third parties fails to perform their obligations to us or declines to provide services to us in the future, we may suffer a disruption to our business. Furthermore, we may be unable to provide these services or implement substitute arrangements on a timely and cost-effective basis on terms favorable to us.
There are claims made against us from time to time that can result in litigation or regulatory proceedings which could distract management from our business activities and result in significant liability.
We face the risk of litigation and other claims against us. Litigation and other claims arise in the ordinary course of our business and include commercial disputes, intellectual property issues, consumer protection and privacy matters, product-oriented allegations, employee claims, and premise liability claims. In 2013, Express, LLC received notice of a potential claim alleging improper collection of zip codes in violation of Massachusetts law. See Note 14 to our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" in Part II of this Annual Report on Form 10-K. Any claims could result in litigation against us and could also result in regulatory proceedings being brought against us by various federal and state agencies that regulate our business, including the United States Equal Employment Opportunity Commission. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant management time. Litigation and other claims and regulatory proceedings against us could result in unexpected expenses and liability, and could also materially adversely affect our operations and our reputation.
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
We are subject to numerous regulations, including labor and employment, product safety, customs, consumer protection, privacy, and zoning and occupancy laws and ordinances that regulate retailers generally and/or govern the importation, promotion, and sale of merchandise, and the operation of stores and warehouse facilities. If these regulations were to change or were violated by our management, employees, vendors, or buying agents, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our merchandise and hurt our business and results of operations.
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
We rely on certain trademark registrations and common law trademark rights to protect the distinctiveness of our brand. However, there can be no assurance that the actions we have taken to establish and protect our trademarks will be adequate to prevent imitation of our trademarks by others or to prevent others from claiming that sales of our products infringe, dilute, or otherwise violate third-party trademarks or other proprietary rights that could block sales of our products.
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
We have, and we will continue to have, a significant amount of indebtedness. As of February 1, 2014, we had $199.2 million of outstanding indebtedness (net of unamortized original issue discount of $1.7 million). Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. We also have, and will continue to have, significant lease obligations. As of February 1, 2014, our minimum annual rental obligations under long-term lease arrangements for 2014 and 2015 were $187.3 million and $155.8 million, respectively. Our substantial indebtedness and lease obligations could have important consequences and significant effects on our business. For example, they could:

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

In addition, our existing credit agreements and the indenture governing the 8 3/4% Senior Notes ("Senior Notes") contain, and the agreements evidencing or governing any future indebtedness may contain, restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.
Our indebtedness may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.
Our existing credit agreement and the indenture governing the Senior Notes contain, and agreements governing any future indebtedness may contain, financial restrictions on us and our restricted subsidiaries, including restrictions on our or our restricted subsidiaries' ability to, among other things:

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
In addition, in the agreement governing our Asset Based Loan Credit Agreement ("Revolving Credit Facility"), we are required to maintain a fixed charge coverage ratio of 1.00 to 1.00, if excess availability plus eligible cash collateral is less than 10% of the borrowing base for 15 consecutive days.
A failure by us or our subsidiaries to comply with the covenants or to maintain the required financial ratios contained in the agreements governing our indebtedness could result in an event of default under such indebtedness, which could adversely affect our ability to respond to changes in our business and manage our operations. Additionally, a default by us under one agreement covering our indebtedness may trigger cross-defaults under another agreement covering our indebtedness. Upon the occurrence of an event of default or cross-default under any of the agreements governing our indebtedness, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the agreements. If any of our indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern. See Note 9 to our Consolidated Financial Statements for further information relating to our indebtedness.
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
In connection with the Reorganization, we elected to be treated as a corporation under Subchapter C of Chapter 1 of the Internal Revenue Code of 1986, as amended (the “Code”), effective May 2, 2010, which subjects us to additional taxes and risks, including tax on our income. In addition, we may be subject to periodic audits by the Internal Revenue Service and other taxing authorities. These audits may challenge certain of our tax positions, such as the timing and amount of deductions and allocations of taxable income to various jurisdictions. These additional taxes and the results of any tax audits could adversely affect our financial results. We are currently under examination by the IRS for the years ended February 2, 2013, January 28, 2012 and January 29, 2011 Tax returns are generally subject to examination for 3 to 5 years after filing of the respective return.
In addition, we are subject to income tax in numerous jurisdictions, and in the future as a result of our growth plans we may be subject to income tax in additional jurisdictions, including international and domestic locations. Our products are subject to import and excise duties and/or sales or value-added taxes in many jurisdictions. Fluctuations in tax rates and duties could have a material adverse effect on our financial condition, results of operations, or cash flows.
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
Stores
All of our 632 stores are leased from third parties. See "Item 1. Business - Our Stores" for further information on the location of our stores.
We may from time to time lease new facilities or vacate existing facilities as our operations require, including in connection with opening new stores.

ITEM 3. LEGAL PROCEEDINGS.
Information relating to legal proceedings is set forth in Note 14 to our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" in Part II of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the NYSE under the symbol "EXPR". As of March 21, 2014, there were approximately 32 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.
The table below sets forth the high and low sales prices per share of our common stock reported on the NYSE for 2013 and 2012.

	Market Price
	High	Low
2013
Fourth quarter	$24.78	$17.32
Third quarter	$24.07	$19.44
Second quarter	$23.18	$18.58
First quarter	$19.21	$16.95

	Market Price
	High	Low
2012
Fourth quarter	$18.81	$10.47
Third quarter	$17.45	$10.93
Second quarter	$24.39	$16.01
First quarter	$26.27	$21.49
Dividends
We did not pay any dividends in 2013 or 2012. Our ability to pay dividends is restricted by the terms of the agreements governing our outstanding indebtedness. For more information about these restrictions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Existing Credit Facilities". Any future determination to pay dividends will be made at the discretion of our Board of Directors and will depend on our results of operations, restrictions contained in current or future financing arrangements, and other factors as deemed relevant.
Share Repurchases
The following table provides information regarding the purchase of shares of our common stock made by or on behalf of us or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange Act of 1934, during each month of the quarterly period ended February 1, 2014:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
November 3, 2013 - November 30, 2013	986	$23.36	—	—
December 1, 2013 - January 4, 2014	82	$18.22	—	—
January 5, 2014 - February 1, 2014	—	—	—	—
Total	1,068		—

(1) Represents shares of restricted stock purchased in connection with employee tax withholding obligations under the Express, Inc. 2010 Incentive Compensation Plan (as amended, the "2010 Plan").
Performance Graph

The following graph compares the changes in the cumulative total return to stockholders of our common stock with that of the S&P 500 Index and the Dow Jones U.S. Apparel Retailers Index for the same period. The comparison of the cumulative total returns for each investment assumes that $100 was invested in our common stock and the respective indexes on May 13, 2010, which was the first day our stock was traded on the NYSE, and includes reinvestment of all dividends. The plotted points are based on the closing price on the last trading day of each year.

COMPARISON OF THE
CUMULATIVE TOTAL RETURN
among Express, Inc., S&P 500 Index,
and Dow Jones U.S. Apparel Retailers Index

	5/13/10	1/29/11	1/28/12	2/2/13	2/1/14
Express, Inc.	$100.00	$105.91	$134.53	$113.80	$106.54
S&P 500 Index	$100.00	$110.27	$113.73	$130.73	$154.01
Dow Jones U.S. Apparel Retailers Index	$100.00	$103.16	$121.22	$149.61	$167.74

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

ITEM 6. SELECTED FINANCIAL DATA.
SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OPERATING DATA
The following tables set forth our selected historical consolidated financial and operating data as of the dates and for the periods indicated. The selected historical consolidated financial and operating data as of February 1, 2014 and February 2, 2013 and for the years ended February 1, 2014, February 2, 2013, and January 28, 2012 are derived from our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of January 28, 2012, January 29, 2011, and January 30, 2010, and the selected operating data for the periods ended January 29, 2011 and January 30, 2010 are derived from our audited Consolidated Financial Statements, which are not included herein.
 The selected historical consolidated data presented below should be read in conjunction with the sections entitled “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and the related Notes and other financial data included elsewhere in this Annual Report on Form 10-K.

	Year Ended
	2013	2012*	2011	2010	2009
	(dollars in thousands, excluding net sales per gross square foot and per share data)
Statement of Operations Data:
Net sales (1)	$2,219,125	$2,157,227	$2,080,459	$1,912,004	$1,725,730
Cost of goods sold, buying and occupancy costs (1)	1,501,418	1,414,588	1,325,998	1,233,680	1,179,752
Gross profit	717,707	742,639	754,461	678,324	545,978
Selling, general, and administrative expenses	504,277	491,599	483,823	461,073	409,198
Other operating (income) expense, net	(829)	(523)	(308)	18,000	9,943
Operating income	214,259	251,563	270,946	199,251	126,837
Interest expense, net	19,522	19,552	35,792	59,477	52,738
Other expense (income), net	1,571	40	(411)	(1,968)	(2,444)
Income before income taxes	193,166	231,971	235,565	141,742	76,543
Income tax expense (2)	76,627	92,704	94,868	14,354	1,236
Net income	$116,539	$139,267	$140,697	$127,388	$75,307
Dividends declared per share	$—	$—	$—	$0.56	$—
Earnings per share:
Basic	$1.38	$1.60	$1.59	$1.49	$1.01
Diluted	$1.37	$1.60	$1.58	$1.48	$1.00
Weighted average shares outstanding: (3)
Basic	84,466	86,852	88,596	85,369	74,566
Diluted	85,068	87,206	88,896	86,050	75,604
Other Financial and Operating Data:
Comparable sales change (4)	3%	—%	6%	10%	(4)%
Comparable sales change (excluding e-commerce sales) (4)	(1)%	(3)%	3%	7%	(6)%
Net sales per gross square foot (5)	$338	$349	$355	$346	$321
Total gross square feet (in thousands) (average)	5,439	5,307	5,196	5,029	5,033
Number of stores (at year end)	632	625	609	591	573
Capital expenditures	$105,368	$99,674	$77,176	$54,843	$26,853
Balance Sheet Data (at period end):
Cash and cash equivalents	$311,884	$256,297	$152,362	$187,762	$234,404
Working capital (excluding cash and cash equivalents )(6)	(27,630)	(53,211)	(31,536)	(56,054)	(65,794)
Total assets	1,182,670	1,019,199	866,320	862,749	869,554
Total debt (including current portion)	199,170	198,843	198,539	367,407	416,763
Total stockholders' equity	$474,569	$371,162	$281,147	$130,162	$141,453

* 2012 represents a 53-week year.

(1)
Financial results for 2012, 2011, 2010, and 2009 include a revision for the reclassification of sell-off revenue from Costs of goods sold, buying and occupancy costs to Net sales. Refer also to Note 1 of our Consolidated Financial Statements for additional information regarding this revision.

(2)
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

(3)
On May 12, 2010, in connection with the IPO, we converted from a Delaware limited liability company into a Delaware corporation and changed our name to Express, Inc. In connection with this conversion, all of our equity interests, which consisted of Class L, Class A, and Class C units, were converted into shares of our common stock at a ratio of 0.702, 0.649, and 0.442, respectively. All information prior to this conversion contained herein has been retrospectively recast to reflect this conversion.

(4)
Comparable sales have been calculated based upon stores that were open at least thirteen full months as of the end of the reporting period. For 2013, comparable sales were calculated based on the 52-week period ended February 1, 2014 compared to the 52-week period ended February 2, 2013. For 2012, comparable sales were calculated based upon the 53-week period ended February 2, 2013 compared to the 53-week period ended February 4, 2012.

(5)
Net sales per gross square foot is calculated by dividing net sales for the applicable period by the average gross square footage during such period. For the purpose of calculating net sales per gross square foot, e-commerce sales and other revenues are excluded from net sales.

(6)	Working capital is defined as current assets, less cash and cash equivalents, less current liabilities, excluding the current portion of long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section entitled “Risk Factors.” All references herein to "2013", "2012", and "2011" refer to the 52-week period ended February 1, 2014, the 53-week period ended February 2, 2013, and the 52-week period ended January 28, 2012, respectively. Comparable sales for 2013 were calculated based on the 52-week period ended February 1, 2014 compared to the 52-week period ended February 2, 2013. Comparable sales for 2012 were calculated based upon the 53-week period ended February 2, 2013 compared to the 53-week period ended February 4, 2012.

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

The results of 2013 were mixed, combining progress against 3 of our 4 growth pillars with financial results that did not meet our expectations:

•	E-commerce Growth: increased sales by 25% over 2012, representing 15% of total net sales;

•	New Store Growth: added 7 new stores, net of closures, including one new flagship in Union Square in San Francisco;

•
International Expansion: opened 10 franchise stores in Latin America as well as 1 additional franchise store in the Middle East, net of closures; entered into a new franchise arrangement to bring the Express brand to South Africa;

•
Progress against our fourth growth pillar, improve existing store performance, was not achieved, with comparable sales, excluding e-commerce sales, down low single digits compared to 2012, driven by decreased traffic in our stores and a heightened promotional environment.

In 2013, net sales increased $61.9 million to $2.22 billion over $2.16 billion in 2012. Prior year net sales included approximately $27.0 million associated with the fifty-third week. This represents a 3% increase. However, operating income declined to $214.3 million versus 2012, a 15% decrease, and net income decreased by $22.7 million to $116.5 million. Earnings per diluted share were $1.37, compared to $1.60 per diluted share in 2012 with the fifty-third week contributing approximately $0.04 to the prior year earnings per diluted share.
Improve Productivity of Our Retail Stores
Net sales per average gross square foot decreased from $349 for the year ended February 2, 2013 to $338 for the year ended February 1, 2014, primarily driven by decreased traffic in our stores and a highly promotional retail environment, which led us to increase both the depth and duration of our promotions. Net sales per average gross square foot is determined by dividing net sales (excluding e-commerce sales and other revenue) for the period by average gross square feet during the period. We saw a decrease in men's product margin this year due to the previously mentioned promotional environment, while the women's product margin remained essentially flat to last year.
Expand Our Store Base
In 2013, we opened 16 new company-operated stores, including 4 stores in Canada, and closed 9 stores in the United States. As of February 1, 2014, we operated 632 locations. In 2014, we expect to open approximately 10 retail stores, including 2 in Canada, and close approximately 15 in the United States. The planned store openings include one new flagship in New York City's Times Square, which opened in February 2014. Our projected store closures are related to dual gender store conversions for the few locations where we still operate both women's and men's stand-alone stores, shopping center redevelopments, and exiting under-performing stores as their respective leases expire. In addition to our retail store openings, we plan to open approximately 31 new Express Factory Outlet Stores with approximately 15 of these openings being conversions from existing retail stores.
Expand Our e-Commerce Platform
In 2013, our e-commerce sales increased 25% over 2012, which was on top of a 32% increase over 2011. The growth in e-commerce sales in 2013 was driven by increased sales of both men's and women's merchandise. A significant contributor to our increase in e-commerce sales in 2013 was the continued movement towards more seamless omni-channel capabilities, including increasing our online assortment and a full year of online ordering capabilities in our stores. We believe the other significant drivers of our continued e-commerce growth were as follows: improving the overall functionality of our website; offering a larger product assortment, with certain sizes, colors, and styles available exclusively online; and implementing free shipping every day with a minimum purchase of $125. In 2014, in addition to continuing these initiatives, a key focus will be improving the mobile shopping experience. We plan to accomplish this through improved mobile web shopping and additional capabilities in our mobile app experience. In addition, we are looking to make significant enhancements in the overall e-commerce experience to make it easier for our customer to find the fashion looks, as well as the basics, they desire. E-commerce sales represented 15% of our total net sales in 2013.
Expand Internationally
In 2013, we made steady progress on our international expansion strategy with additional franchise store openings in the Middle East and in Latin America.We also entered into a new franchise arrangement to bring the Express brand to South Africa. At year end, we were earning revenue from 26 franchise locations, a net increase of 11 stores from year end 2012. In 2014, we plan to open 3 to 6 franchise store locations.
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures. These key measures include net sales, comparable sales and other individual store performance factors, gross profit, and selling, general, and administrative expenses.
Net Sales. Net sales reflects revenues from the sale of our merchandise, less returns and discounts, as well as shipping and handling revenue related to e-commerce, sell-off revenue, gift card breakage, and revenue earned from our franchise agreements.
Comparable Sales and Other Individual Store Performance Factors. Comparable sales are calculated based upon stores that were open at least thirteen full months as of the end of the reporting period. We include e-commerce in our comparable sales, as this is the way we manage our business internally. We also believe it provides a more comprehensive view of our year over year performance. In 2013, comparable sales were calculated based upon the 52-week period ended February 1, 2014 compared to the 52-week period ended February 2, 2013. 2012 comparable sales were calculated based on the 53-week period ended February 2, 2013 compared to the 53-week period ended February 4, 2012. A store is not considered a part of the comparable sales base if the square footage of the store changed by more than 20% due to remodel or relocation activities or if we execute a phased remodel whereby a portion of the store is under construction and, therefore, that portion of the store is not productive selling space. Under the latter scenario, the store is excluded from comparable sales during the construction period only, and is then considered a comparable store when construction is complete. We also review sales per gross square foot, average unit retail price, units per transaction, dollars per transaction, traffic, and conversion, among other things, to evaluate the performance of individual stores and on a company-wide basis.
Gross Profit. Gross profit is equal to net sales minus cost of goods sold, buying and occupancy costs. Gross margin measures gross profit as a percentage of net sales. Cost of goods sold, buying and occupancy costs include the direct cost of purchased merchandise, inventory shrinkage, inventory adjustments, inbound freight to our distribution center, outbound freight to get merchandise from our distribution center to stores, merchandising, design, planning and allocation and manufacturing/production costs, occupancy costs related to store operations (such as rent and common area maintenance, utilities, and depreciation on assets), and all logistics costs associated with our e-commerce business.
 Our cost of goods sold, buying and occupancy costs increase in higher volume quarters because the direct cost of purchased merchandise is tied to sales. Buying and occupancy costs related to stores are largely fixed and do not necessarily increase as volume increases. Changes in the mix of our products, such as changes in the proportion of accessories, which are higher margin, may also impact our overall cost of goods sold, buying and occupancy costs. We review our inventory levels on an on-going basis in order to identify slow-moving merchandise and generally use markdowns to clear such merchandise. The timing and level of markdowns are driven primarily by seasonality and customer acceptance of our merchandise. During 2013 we used third-party vendors and company-owned outlet stores to dispose of marked-out-of-stock merchandise. The primary drivers of the costs of individual goods are raw materials, labor in the countries where our merchandise is sourced, and logistics costs associated with transporting our merchandise.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses include all operating costs not included in cost of goods sold, buying and occupancy costs, with the exception of any proceeds received from insurance claims and gain/loss on disposal of assets, which are included in other operating expense, net. These costs include payroll and other expenses related to operations at our corporate home office, store expenses other than occupancy, and marketing expenses, which include production, mailing, and print advertising costs. With the exception of store payroll and marketing, these expenses generally do not vary proportionally with net sales. As a result, selling, general, and administrative expenses as a percentage of net sales is usually higher in lower volume quarters and lower in higher volume quarters.
Results of Operations
The table below sets forth the various line items in the Consolidated Statements of Income and Comprehensive Income as a percentage of net sales for the last three years.

	2013	2012	2011
Net sales	100%	100%	100%
Cost of goods sold, buying and occupancy costs	68%	66%	64%
Gross profit	32%	34%	36%
Selling, general, and administrative expenses	23%	23%	23%
Other operating expense, net	—%	—%	—%
Operating income	10%	12%	13%
Interest expense, net	1%	1%	2%
Other income, net	—%	—%	—%
Income before income taxes	9%	11%	11%
Income tax expense	3%	4%	5%
Net income	5%	6%	7%
Fiscal Year Comparisons
Net Sales

	Year Ended
	2013	2012	2011
Net sales (in thousands)	$2,219,125	$2,157,227	$2,080,459
Comparable sales	3%	—%	6%
Comparable sales (excluding e-commerce sales)	(1)%	(3)%	3%
Gross square footage at end of period (in thousands)	5,498	5,423	5,267
Number of:
Stores open at beginning of period	625	609	591
New stores	16	28	27
Closed stores	(9)	(12)	(9)
Stores open at end of period	632	625	609

Net sales increased by approximately $61.9 million, or 3%. The prior year included approximately $27.0 million related to the fifty-third week in 2012. Comparable sales increased 3% for 2013 compared to 2012. The increase in comparable sales resulted from growth in e-commerce sales and an increase in store transactions partially offset by decreases in average dollar sales. We attribute the decrease in average dollar sales to a highly promotional retail landscape, as a result of continued decreased traffic. Non-comparable sales decreased $0.9 million, equally driven by fewer new store openings and remodels.

Net sales increased $76.8 million from $2.1 billion in 2011 to $2.2 billion in 2012, a 4% increase, and included approximately $27.0 million related to the fifty-third week in 2012. Comparable sales were flat for 2012 compared to 2011. For 2012, comparable sales were calculated based on the 53-week period ended February 2, 2013 compared to the 53-week period ended February 4, 2012. The flat comparable sales resulted from decreases in both transactions and average dollar sales, offset by growth in e-commerce sales. We attribute the decrease in transactions to lower traffic in our stores and a lesser acceptance of product in certain women's categories during the second and third quarters. Non-comparable sales increased $35.8 million, equally driven by new store openings and remodels.
Gross Profit
The following table shows cost of goods sold, buying and occupancy costs, and gross profit in dollars for the stated periods:

	Year Ended
	2013	2012	2011
	(in thousands)
Cost of goods sold, buying and occupancy costs	$1,501,418	$1,414,588	$1,325,998
Gross profit	$717,707	$742,639	$754,461
The 210 basis point decrease in gross margin, or gross profit as a percentage of net sales, in 2013 compared to 2012 was comprised of a 120 basis point deterioration in merchandise margin and a 90 basis point increase in buying and occupancy costs. The decrease in merchandise margin was primarily driven by increased promotional activity throughout the year, which continued through the holiday selling season. The increase in buying and occupancy costs was primarily driven by rent, including the incremental impact of approximately $9.0 million of pre-opening rent expense associated with the construction of two flagship stores, as well as increased e-commerce fulfillment costs resulting from additional e-commerce sales.
From 2011 to 2012, we had a 180 basis point decrease in gross margin. The decrease was comprised of a 140 basis point deterioration in merchandise margin and a 40 basis point increase in buying and occupancy costs. The decrease in merchandise margin was primarily driven by higher product costs and increased promotional activity in the latter part of the second quarter and into the fall season. The increase in buying and occupancy costs was primarily driven by increased rent, including the impact of $7.8 million of pre-opening rent expense for the 2 flagship stores under construction.
Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars for the stated periods:

	Year Ended
	2013	2012	2011
	(in thousands)
Selling, general, and administrative expenses	$504,277	$491,599	$483,823

The $12.7 million increase in selling, general, and administrative expenses in 2013 compared to 2012 was driven by a $12.4 million increase in payroll primarily related to increased stock compensation expense, merit increases, and additional headcount at our home office to support our outlet business and our international expansion and e-commerce growth pillars. There was also a $1.9 million increase in information technology expenses primarily in support of the two aforementioned growth pillars. These increases were partially offset by a $2.1 million decrease in incentive compensation in the current year.

The $7.8 million increase in selling, general, and administrative expenses in 2012 compared to 2011 was driven by a $4.7 million increase in information technology expenses to support international expansion and e-commerce growth, a $2.8 million increase in payroll primarily related to additional headcount at our home office to support our international expansion and e-commerce growth pillars, merit increases, and increased stock compensation expense, and a $2.5 million increase in marketing expense, primarily related to e-commerce activities. These increases were partially offset by a $2.3 million decrease in professional fees due to the secondary stock offerings in 2011 and hiring internal heads versus outsourcing labor needs in 2012.

Interest Expense, Net
The following table shows interest expense in dollars for the stated periods:

	Year Ended
	2013	2012	2011
	(in thousands)
Interest expense, net	$19,522	$19,552	$35,792

Interest expense, net in 2013 remained substantially unchanged from 2012.

The $16.2 million decrease in interest expense, net in 2012 compared to 2011 resulted primarily from a $9.6 million loss on extinguishment related to the repurchases of $49.2 million of our Senior Notes in the first and second quarters of 2011, the amendment of our $200 million Revolving Credit Facility in the second quarter of 2011, and the full prepayment of our Term Loan in the fourth quarter of 2011. The remaining reduction in expense relates to a lower debt balance in 2012 compared to 2011 due to the previously-mentioned repurchases and prepayment.
Income Tax Expense

The following table shows income tax expense in dollars for the stated periods:

	Year Ended
	2013	2012	2011
	(in thousands)
Income tax expense	$76,627	$92,704	$94,868

The effective tax rate was 39.7% for 2013 compared to 40.0% for 2012. We anticipate our effective tax rate will be approximately 40.0% in 2014.

The effective tax rate for 2012 was 40.0% compared to 40.3% for 2011.

Adjusted Net Income

The following table presents Adjusted Net Income and Adjusted Earnings Per Diluted Share for the stated periods:

	Year Ended
	2013		2012		2011
	(in thousands, except per share amounts)
Adjusted Net Income	$116,539	*	$139,267	*	$147,126
Adjusted Earnings Per Diluted Share	$1.37	*	$1.60	*	$1.66

* These are reported GAAP numbers because no adjustments were made to net income or earnings per diluted shares for 2013 or 2012.

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

The following table reconciles the non-GAAP financial measures, adjusted net income and adjusted earnings per diluted share, with the most directly comparable GAAP financial measures, net income and earnings per diluted share. No adjustments were made to net income or earnings per diluted share for 2013 or 2012, and, therefore, no tabular reconciliation has been included for those years.

	2011
(in thousands, except per share amounts)	Net Income	Earnings per Diluted Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	140,697	$1.58	88,896
Transaction Costs (a)*	614	0.01
Interest Expense (b)*	5,815	0.07
Adjusted Non-GAAP Measure	$147,126	$1.66

(a)	Includes transaction costs related to the secondary offerings completed in April 2011 and December 2011.

(b)
Includes premium paid and accelerated amortization of debt issuance costs and debt discount related to the repurchases of $49.2 million of Senior Notes and the amendment of our $200 million Revolving Credit Facility, and the full prepayment of our $125.0 million Term Loan.

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

Our cash position is seasonal as a result of building up inventory for the next selling season and, as a result, our cash flows from operations during the spring are usually lower when compared to the rest of the year. Our cash balances generally increase during the summer selling season and then decrease in the fall as we build our inventory for the holiday selling season. Cash then builds again during holiday selling season. We believe that cash generated from operations and the availability of borrowings under our Revolving Credit Facility will be sufficient to meet working capital requirements, anticipated capital expenditures, and scheduled interest payments for at least the next 12 months.

Cash Flow Analysis
A summary of cash provided by or used in operating, investing and financing activities are shown in the following table:

	Year Ended
	2013	2012	2011
	(in thousands)
Provided by operating activities	$195,075	$269,364	$212,609
Used in investing activities	(105,462)	(99,884)	(77,236)
Used in financing activities	(33,331)	(65,551)	(170,775)
Increase (decrease) in cash and cash equivalents	55,587	103,935	(35,400)
Cash and cash equivalents at end of period	$311,884	$256,297	$152,362

Net Cash Provided by Operating Activities
The majority of our operating cash inflows are derived from sales. Our operating cash outflows generally consist of payments to merchandise vendors, employees for wages, salaries, and other employee benefits, and landlords for rent. Operating cash outflows also include payments for income taxes and interest on long-term debt.

Net cash provided by operating activities was $195.1 million in 2013 compared to $269.4 million in 2012, a decrease of $74.3 million. For the 52-week period ended February 1, 2014, the decrease in cash provided by operations primarily related to the following:

•
Items included in net income provided $197.9 million of cash during 2013 compared to $218.8 million during 2012. The decrease in the current year was primarily driven by the decreased performance of the business as discussed in "Overview" and "Results of Operations" partially offset by an increase in share-based compensation expense in the current year.

•
In addition to the decrease in cash provided by items included in net income discussed above, there was $2.8 million of decreases attributable to cash used in working capital during 2013 compared to $50.6 million of cash provided in 2012. Working capital is subject to cyclical operating needs, the timing of receivable collections and payable and expense payments, and the seasonal fluctuations in our operations. The $53.4 million change primarily relates to the timing of merchandise and real estate payments in 2013 versus 2012.

Net cash provided by operating activities was $269.4 million in 2012 compared to $212.6 million in 2011, an increase of $56.8 million. For the 53-week period ended February 2, 2013, the increase in cash provided by operations primarily related to the following:

•
Items included in net income provided $218.8 million of cash during 2012 compared to $217.9 million during 2011. The increase was primarily driven by lower interest expense, partially offset by the decreased performance of the business as discussed in the "Results of Operations."

•
In addition to the increase in cash provided by items included in net income discussed above, there was $50.6 million of cash provided in working capital increases during 2012 compared to $5.3 million of cash used in 2011. Working capital is subject to cyclical operating needs, the timing of receivable collections and payable and expense payments, and the seasonal fluctuations in our operations. The $55.9 million change primarily relates to the timing of merchandise and real estate payments in 2012 versus 2011. These were partially offset by incentive compensation paid in 2012 for 2011 results and reduced incentive compensation accrued in 2012 given softer business results.

 Net Cash Used in Investing Activities
Investing activities consist primarily of capital expenditures for new and remodeled store construction and fixtures, information technology, and home office and design studio renovations.

Net cash used in investing activities totaled $105.5 million in 2013 compared to $99.9 million in 2012, a $5.6 million increase. This increase was primarily driven by investments in technology to support our e-commerce growth as well as our new retail management and human resources systems. The remaining increase was attributable to new store openings and remodels, totaling $76.6 million during 2013 compared to $76.0 million during 2012, gross of landlord allowances. The amount attributed to store openings included amounts related to the two flagship stores discussed previously, in New York and San Francisco.

Net cash used in investing activities increased $22.7 million million to $99.9 million in 2012 compared to $77.2 million in 2011. This increase was primarily driven by capital expenditures, gross of landlord allowances, attributable to new store openings, remodels, and store fixtures, totaling $76.0 million in 2012 compared to $60.7 million in 2011.

In 2014, we plan to open approximately 10 new retail stores, including 2 in Canada. The planned store openings include one new flagship in Times Square in New York City which opened in February 2014. In addition to the new retail stores, we plan to open approximately 16 new Express Factory Outlet Stores and convert approximately 15 existing retail stores to our new Express Factory Outlet Stores format. We expect capital expenditures for 2014 to be approximately $110.0 million to $115.0 million, primarily driven by these new store openings and conversions as well as investments in multiple IT initiatives, including new retail management and enterprise planning systems as well as e-commerce upgrades. These capital expenditures do not include the impact of landlord allowances, which are expected to be approximately $10.0 to $15.0 million for 2014.
Net Cash Used in Financing Activities
Net cash used in financing activities totaled $33.3 million during 2013 as compared to $65.6 million in 2012, a decrease of $32.2 million. In 2012, cash used for financing activities was primarily related to the repurchase of $65.1 million of our common stock, including broker commissions, as part of the Board-approved Repurchase Program versus $35.1 million in 2013. The cash used in financing activities in 2011 was primarily related to the $119.7 million full prepayment of the Term Loan and repurchases of $49.2 million of Senior Notes.
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
As of February 1, 2014, there were no borrowings outstanding under the Revolving Credit Facility, and we had $198.0 million of availability. We were not subject to the fixed charge coverage ratio covenant in the Revolving Credit Facility at February 1, 2014 because excess availability plus eligible cash collateral exceeded 10% of the borrowing base.
Senior Notes
On March 5, 2010, Express, LLC and Express Finance Corp., as co-issuers, issued $250.0 million of 8 3/4% Senior Notes due 2018 at an offering price of 98.6% of the face value. Interest on the Senior Notes is payable on March 1 and September 1 of each year. Unamortized debt issuance costs outstanding related to the Senior Notes as of February 1, 2014 were $5.1 million.

In the first quarter of 2011, $25.0 million of Senior Notes were repurchased on the open market at a price of 108.75% of the principal amount. In the second quarter of 2011, $24.2 million of Senior Notes were repurchased on the open market at an average price of 109.21% of the principal amount. We expect to repay the remainder of the outstanding Senior Notes in the first half of 2014 using proceeds from a new loan facility.

Contractual Obligations

We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. As of February 1, 2014, our contractual cash obligations over the next several periods are set forth in the following table.

	Payments Due by Period
Contractual Obligations:	Total	<1 Year	2-3 Years	4-5 Years	Thereafter
	(in thousands)
Existing Debt Facilities(1)	$200,850	$—	$—	$200,850	$—
Interest Costs(2)	79,085	17,574	35,149	26,362	—
Other Long-Term Obligations(3)	28,650	13,604	15,019	27	—
Operating Leases(4)	1,306,638	192,180	299,987	250,524	563,947
Purchase Obligations(5)	385,680	385,680	—	—	—
Total	$2,000,903	$609,038	$350,155	$477,763	$563,947

(1)
As of February 1, 2014, we had the following amounts outstanding under our existing debt arrangements: no amounts outstanding under the Revolving Credit Facility and $200.9 million in Senior Notes outstanding. The Revolving Credit Facility matures on July 29, 2016 and the Senior Notes are due in March 2018. Refer to Note 9 of our Consolidated Financial Statements for additional information related to our existing debt arrangements.

(2)	Includes interest under existing debt facilities.

(3)	Other long-term obligations consist of employment related agreements and obligations under other long-term agreements.

(4)
We enter into operating leases in the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The future operating lease obligations would change if we were to exercise these options, or if we were to enter into additional new operating leases. These amounts also include all contractual lease commitments related to our flagship locations, which we are considered the owner of for accounting purposes. Common area maintenance, real estate tax, and other customary charges included in our operating lease agreements are not included above. Estimated annual expense incurred for such charges is approximately $107.9 million.

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

Gift Card Breakage
We sell gift cards in our retail stores and through our e-commerce website and third parties, which do not expire or lose value over periods of inactivity. We account for gift cards by recognizing a liability at the time a gift card is sold. We recognize income from gift cards when they are redeemed by the customer. In addition, income on unredeemed gift cards is recognized proportionally using a time based attribution method from issuance of the gift card to the time it can be determined that the likelihood of the gift card being redeemed is remote. The gift card breakage rate is based on historical redemption patterns.

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

A 100 basis point change in our gift card breakage rate as of February 1, 2014 would not have had a material impact on pre-tax income.

Returns Reserve
We recognize retail sales at the time the customer takes possession of the merchandise. We reserve for sales returns through estimates based on historical experience and various other assumptions that management believes to be reasonable.

Our accounting methodology for estimating our returns reserve contains uncertainties because it requires management to make assumptions that merchandise returns in the future will follow the pattern of returns in prior periods. Our estimates for these items are based primarily on historical transaction experience.

We have not made any material changes in the accounting methodology used to determine returns reserve over the past 3 years.

We have no reason to believe that there will be a material change in the future estimates or assumptions we use to measure our returns reserve. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 100 basis point change in the rate of returns as of February 1, 2014 would have not materially effect pre-tax income.

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

A 10% increase or decrease in the lower of cost or market adjustment would not have a significant impact on the inventory balance or pre-tax income as of and for the year ended February 1, 2014.
A 10% increase or decrease in the inventory shrink reserve balance would not have a significant impact on the reserve balance or pre-tax income as of and for the year ended February 1, 2014.

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
There are inherent uncertainties related to our qualitative assessment and, if actual results are not consistent with our estimates or assumptions, we may be exposed to impairment losses that could be material.

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

Our analysis of leasehold improvements for impairment requires judgment surrounding identification of appropriate triggering events. This judgment can be affected by factors such as future store results, real estate demand, and economic conditions that can be difficult to predict.

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

Our liability for claims and contingencies contains uncertainties because the eventual outcome will result from future events. Additionally, the determination of current accruals requires estimates and judgments related to future changes in facts and circumstances, differing interpretations of the law, assessments of the amount of damages, and the effectiveness of strategies or other factors beyond our control.

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
Share-based Compensation
The fair value of our share-based compensation related to stock options is estimated using the Black-Scholes-Merton option-pricing model, which requires us to estimate the expected term and the expected stock price volatility over the expected term.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
Our Revolving Credit Facility bears interest at variable rates. See Note 9 to our Consolidated Financial Statements for further information on the calculation of the rates. We did not borrow any amounts under our Revolving Credit Facility during 2013. Borrowings under our Senior Notes bear interest at a fixed rate. For fixed rate debt, interest rate changes affect the fair value of such debt, but do not impact earnings or cash flow. Changes in interest rates are not expected to have a material impact on our future earnings or cash flows given our limited exposure to such changes.

Foreign Currency Exchange Risk
All of our merchandise purchases are denominated in U.S. dollars, therefore we are not exposed to foreign currency exchange risk on these purchases. However, we currently operate 15 stores in Canada, with the functional currency of our Canadian operations being the Canadian dollar. Our Canadian operations have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation, but the transactions resulting in such accounts do expose us to foreign currency exchange risk. We do not utilize hedging instruments to mitigate foreign currency exchange risks. As of February 1, 2014, a hypothetical 10% change in the Canadian foreign exchange rate would not have a material impact on the results of operations.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Express, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of Express, Inc. and its subsidiaries at February 1, 2014 and February 2, 2013, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
April 1, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts)

	February 1, 2014	February 2, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$311,884	$256,297
Receivables, net	17,384	11,024
Inventories	212,510	215,082
Prepaid minimum rent	28,554	25,166
Other	13,129	8,293
Total current assets	583,461	515,862

PROPERTY AND EQUIPMENT	767,661	625,344
Less: accumulated depreciation	(391,539)	(346,975)
Property and equipment, net	376,122	278,369

TRADENAME/DOMAIN NAME	197,812	197,719
DEFERRED TAX ASSETS	17,558	16,808
OTHER ASSETS	7,717	10,441
Total assets	$1,182,670	$1,019,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$154,736	$176,125
Deferred revenue	28,436	27,851
Accrued bonus	694	336
Accrued expenses	115,341	108,464
Total current liabilities	299,207	312,776

LONG-TERM DEBT	199,170	198,843
DEFERRED LEASE CREDITS	114,509	91,491
OTHER LONG-TERM LIABILITIES	95,215	44,927
Total liabilities	708,101	648,037

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY:
Common stock – $0.01 par value; 500,000 shares authorized; 89,859 shares and 89,322 shares issued at February 1, 2014 and February 2, 2013, respectively, and 83,966 shares and 85,224 shares outstanding at February 1, 2014 and February 2, 2013, respectively	899	893
Additional paid-in capital	130,511	105,012
Accumulated other comprehensive loss	(728)	(20)
Retained earnings	448,460	331,921
Treasury stock – at average cost; 5,893 shares and 4,098 shares at February 1, 2014 and February 2, 2013, respectively	(104,573)	(66,644)
Total stockholders’ equity	474,569	371,162
Total liabilities and stockholders’ equity	$1,182,670	$1,019,199
See notes to consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts)

	2013	2012	2011
NET SALES	$2,219,125	$2,157,227	$2,080,459
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	1,501,418	1,414,588	1,325,998
Gross profit	717,707	742,639	754,461
OPERATING EXPENSES:
Selling, general, and administrative expenses	504,277	491,599	483,823
Other operating income, net	(829)	(523)	(308)
Total operating expenses	503,448	491,076	483,515

OPERATING INCOME	214,259	251,563	270,946

INTEREST EXPENSE, NET	19,522	19,552	35,792
OTHER EXPENSE (INCOME), NET	1,571	40	(411)
INCOME BEFORE INCOME TAXES	193,166	231,971	235,565
INCOME TAX EXPENSE	76,627	92,704	94,868
NET INCOME	$116,539	$139,267	$140,697

OTHER COMPREHENSIVE INCOME:
Foreign currency translation	(708)	(13)	(7)
COMPREHENSIVE INCOME	$115,831	$139,254	$140,690

EARNINGS PER SHARE:
Basic	$1.38	$1.60	$1.59
Diluted	$1.37	$1.60	$1.58

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	84,466	86,852	88,596
Diluted	85,068	87,206	88,896
See notes to consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in Thousands)

	Common Stock					Treasury Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	At Average Cost	Total
BALANCE, January 29, 2011	88,696	$887	$77,318	$51,957	$—	40	$—	$130,162
Net income	—	—	—	140,697	—	—	—	140,697
Issuance of common stock	210	3	306	—	—	—	—	309
Share-based compensation	—	—	10,089	—	—	—	—	10,089
Repurchase of common stock	(19)	—	—	—	—	19	(103)	(103)
Foreign currency translation	—	—	—	—	(7)	—	—	(7)
BALANCE, January 28, 2012	88,887	890	87,713	192,654	(7)	59	(103)	281,147
Net income	—	—	—	139,267	—	—	—	139,267
Issuance of common stock	376	3	620	—	—		—	623
Share-based compensation	—	—	16,308	—	—	—	—	16,308
Tax benefit from share-based compensation	—	—	371	—	—	—	—	371
Repurchase of common stock	(4,039)	—	—	—	—	4,039	(66,541)	(66,541)
Foreign currency translation	—	—	—	—	(13)	—	—	(13)
BALANCE, February 2, 2013	85,224	893	105,012	331,921	(20)	4,098	(66,644)	371,162
Net income	—	—	—	116,539	—	—	—	116,539
Issuance of common stock	537	6	4,695	—	—	—	—	4,701
Share-based compensation	—	—	21,174	—	—	—	—	21,174
Tax benefit from share-based compensation	—	—	(370)	—	—	—	—	(370)
Repurchase of common stock	(1,795)	—	—	—	—	1,795	(37,929)	(37,929)
Foreign currency translation	—	—	—	—	(708)	—	—	(708)
BALANCE, February 1, 2014	83,966	$899	$130,511	$448,460	$(728)	5,893	$(104,573)	$474,569
See notes to consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$116,539	$139,267	$140,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,810	67,727	68,102
Loss on disposal of property and equipment	670	124	164
Impairment charge	26	6	55
Excess tax benefit from share-based compensation	(210)	(422)	—
Share-based compensation	21,174	16,308	10,089
Non-cash loss on extinguishment of debt	—	—	5,170
Deferred taxes	(807)	3,937	(320)
Landlord allowance amortization	(9,342)	(8,166)	(6,068)
Changes in operating assets and liabilities:
Receivables, net	(6,508)	(1,991)	884
Inventories	2,133	(1,997)	(27,862)
Accounts payable, deferred revenue, and accrued expenses	(29,870)	17,564	43
Other assets and liabilities	31,460	37,007	21,655
Net cash provided by operating activities	195,075	269,364	212,609

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(105,368)	(99,674)	(77,176)
Purchase of intangible assets	(94)	(210)	(60)
Net cash used in investing activities	(105,462)	(99,884)	(77,236)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt arrangements	—	—	(169,775)
Costs incurred in connection with debt arrangements and Senior Notes	—	—	(1,192)
Payments on capital lease obligation	(313)	(55)	(14)
Excess tax benefit from share-based compensation	210	422	—
Proceeds from share-based compensation	4,701	623	309
Repurchase of common stock	(37,929)	(66,541)	(103)
Net cash used in financing activities	(33,331)	(65,551)	(170,775)

EFFECT OF EXCHANGE RATE ON CASH	(695)	6	2

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	55,587	103,935	(35,400)
CASH AND CASH EQUIVALENTS, Beginning of period	256,297	152,362	187,762
CASH AND CASH EQUIVALENTS, End of period	$311,884	$256,297	$152,362

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$17,574	$17,574	$26,484
Cash paid to taxing authorities	$75,591	$99,647	$78,861
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Description of Business and Basis of Presentation
Business Description

Express, Inc., together with its subsidiaries ("Express" or the "Company"), is a specialty apparel and accessories retailer of women's and men's merchandise, targeting the 20 to 30 year old customer. Express merchandise is sold through retail stores and the Company's website, www.express.com. As of February 1, 2014, Express operated 632 primarily mall-based stores in the United States, Canada, and Puerto Rico. Additionally, the Company earned revenue from 26 franchise stores. These franchise stores are operated by franchisees pursuant to franchise agreements covering the Middle East, Mexico, and certain other Latin American countries. Under the franchise agreements, the franchisees operate stores that sell Express-branded apparel and accessories purchased directly from the Company.

Fiscal Year

The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. References herein to "2013," "2012," and "2011" represent the 52-week period ended February 1, 2014, the 53-week period ended February 2, 2013, and the 52-week period ended January 28, 2012.

Basis of Presentation

Express, Inc., a holding company, owns all of the outstanding equity interests in Express Topco LLC, a holding company, which owns all of the outstanding equity interests in Express Holding, LLC ("Express Holding"). Express Holding owns all of the outstanding equity interests in Express, LLC and Express Finance Corp. ("Express Finance"). Express, LLC, together with its subsidiaries, including Express Fashion Operations, LLC, conducts the operations of the Company. Express, LLC was a division of L Brands, Inc. ("L Brands") until it was acquired by an affiliate of Golden Gate Private Equity, Inc. ("Golden Gate") in 2007 (the "Golden Gate Acquisition"). Express Finance was formed on January 28, 2010, solely for the purpose of serving as co-issuer of the 8  3/4% Senior Notes ("Senior Notes") issued on March 5, 2010 and described in Note 9.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Reclassifications and Revisions

Certain prior period amounts have been reclassified or revised to conform to the current period presentation. This includes a revision to reclassify sell-off revenue from “Cost of Goods Sold, Buying and Occupancy Costs” to “Net Sales” in the amount of $9.2 million and $7.1 million for 2012 and 2011, respectively. This revision did not impact our reported gross profit, net earnings, earnings per share, or cash flows for any previous periods. The Company has assessed the related errors and concluded they were not material to the Company’s previously issued interim or annual consolidated financial statements. The Company will disclose the impact of the errors on previously reported amounts and accordingly revise the consolidated financial statements for comparative interim periods in future filings.

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

Cash and Cash Equivalents
Cash and cash equivalents include investments in U.S. treasury money market funds, payments due from banks for third-party credit and debit card transactions for up to 5 days of sales, cash on hand, and deposits with financial institutions. As of February 1, 2014 and February 2, 2013, amounts due from banks for credit and debit card transactions totaled approximately $10.3 million and $12.7 million, respectively.

Outstanding checks not yet presented for payment amounted to $38.3 million and $43.7 million as of February 1, 2014 and February 2, 2013, respectively, and are included in accounts payable on the Consolidated Balance Sheets.
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
The following table presents the Company's assets measured at fair value on a recurring basis as of February 1, 2014 and February 2, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.

	February 1, 2014
	Level 1	Level 2	Level 3
	(in thousands)
U.S. treasury securities money market funds	$290,361	$—	$—

	February 2, 2013
	Level 1	Level 2	Level 3
	(in thousands)
U.S. treasury securities money market funds	$236,086	$—	$—
The carrying amounts reflected on the Consolidated Balance Sheets for cash, cash equivalents, receivables, prepaid expenses, and payables as of February 1, 2014 and February 2, 2013 approximated their fair values.
Receivables, Net
Receivables, net consist primarily of receivables from our franchisees and third-party resellers of our gift cards, as well as other miscellaneous receivables. Outstanding receivables are continuously reviewed for collectability. The Company maintains an allowance for doubtful accounts balance which totaled $1.2 million, $1.9 million, and $2.9 million as of February 1, 2014, February 2, 2013, and January 28, 2012, respectively.

Inventories
Inventories are principally valued at the lower of cost or market on a weighted-average cost basis. The Company writes down inventory, the impact of which is reflected in cost of goods sold, buying and occupancy costs in the Consolidated Statements of Income and Comprehensive Income, if the cost of specific inventory items on hand exceeds the amount it expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management's judgment regarding future demand and market conditions and analysis of historical experience. The lower of cost or market adjustment to inventory as of February 1, 2014 and February 2, 2013 was $11.5 million and $7.6 million, respectively.
The Company also records an inventory shrink reserve calculated as a percentage of cost of goods sold for estimated merchandise inventory losses for the period between the last physical inventory count and the balance sheet date. This estimate is based on management's analysis of historical results.

Advertising
Advertising production costs are expensed at the time the promotion first appears in media, store, or on the website, except for direct response advertising costs that relate primarily to the production and distribution of the Company's catalogs. Direct response advertising costs are amortized over the expected future revenue stream, which is typically 1 to 3 months from the date materials are mailed. Total advertising expense totaled $85.9 million, $85.8 million, and $83.2 million in 2013, 2012, and 2011, respectively. Advertising costs are included in selling, general, and administrative expenses in the Consolidated Statements of Income and Comprehensive Income.
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

Loyalty Program
The Company maintains a customer loyalty program (“Loyalty Program”) in which customers earn points toward rewards for qualifying purchases and other benefits. The Loyalty Program was previously restricted to holders of the Company's private label credit cards. However, beginning in 2011, a tender agnostic program was piloted that opened the Loyalty Program to non-private label credit card holders. The Company rolled this program out in the United States in the first quarter of 2012. Upon reaching specified point values, customers are issued a reward, which they may redeem for purchases at the Company's U.S. stores or on its website. Generally, rewards earned must be redeemed within 60 days from the date of issuance. The Company accrues for the anticipated costs related to redemptions of the certificates as points are earned. To calculate this expense, the Company estimates margin rates and makes assumptions related to card holder redemption rates, which are both based on historical experience. This expense is included within cost of goods sold, buying and occupancy costs in the Consolidated Statements of Income and Comprehensive Income. The loyalty liability is included in accrued expenses on the Consolidated Balance Sheets.

Property and Equipment, Net
Property and equipment are stated at cost. Depreciation of property and equipment is computed on a straight-line basis, using the following useful lives:

Category	Depreciable Life
Software, including software developed for internal use	3 - 7 years
Store related assets and other property and equipment	3 - 10 years
Furniture, fixtures and equipment	5 - 7 years
Leasehold improvements	Shorter of lease term or useful life of the asset, typically no longer than 15 years
Building improvements	6 - 30 years
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
Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The reviews are conducted at the store level, the lowest identifiable level of cash flow. If the estimated undiscounted future cash flows related to the property and equipment are less than the carrying value, the

Company recognizes a loss equal to the difference between the carrying value and the estimated fair value, usually determined by the estimated discounted cash flows of the asset. Factors used to assess the fair value of property and equipment include, but are not limited to, management's plans for future operations, brand initiatives, recent operating results, and projected future cash flows. The impairment charges related to store leasehold improvements in 2013, 2012, and 2011 were minimal and were recorded in cost of goods sold, buying, and occupancy costs in the Consolidated Statements of Income and Comprehensive Income.
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
The Company did not incur any impairment charges on intangible assets in 2013, 2012, or 2011.
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
The Company receives allowances from landlords related to its retail stores. These allowances are generally comprised of cash amounts received from landlords as part of negotiated lease terms. The Company records a receivable and a landlord allowance upon execution of the corresponding lease. The landlord allowance is recorded as deferred lease credits on the Consolidated Balance Sheets. The landlord allowance is amortized on a straight-line basis as a reduction of rent expense over the term of the lease, including the pre-opening build-out period. The receivable is reduced as allowance amounts are received from landlords.
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
Debt Issuance Costs and Discount
Fees incurred in connection with the Company's borrowings, referred to as debt issuance costs, are capitalized and included in other assets on the Consolidated Balance Sheets. Debt discounts are reflected as a reduction of debt on the Consolidated Balance Sheets. Debt issuance costs and debt discounts are amortized to interest expense over the term of the respective loan agreements. As of February 1, 2014 and February 2, 2013, debt issuance costs totaled $6.2 million and $7.6 million, respectively. The Company recorded normal amortization expense related to debt issuance costs of $1.4 million, $1.3 million, and $2.5 million in 2013, 2012, and 2011, respectively. The Company recorded normal amortization expense for debt discounts of $0.3 million in 2013, 2012, and 2011.
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

The income tax liability was $19.2 million and $17.2 million as of February 1, 2014 and February 2, 2013, respectively, and was included in accrued liabilities on the Consolidated Balance Sheets.

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
Foreign Currency Translation
The Canadian dollar is the functional currency for the Company's Canadian business. Assets and liabilities denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the exchange rate prevailing at the balance sheet date. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period. Gains or losses resulting from foreign currency transactions are included in other expense (income), net whereas related translation adjustments are reported as an element of other comprehensive income, both of which are included in the Consolidated Statements of Income and Comprehensive Income. The Company designates certain foreign currency denominated, long-term intercompany financing transactions as being of a long-term investment nature and records gains and losses on the transactions arising from changes in exchange rates as translation adjustments.
Revenue Recognition
The Company recognizes sales at the time the customer takes possession of the merchandise which, for e-commerce revenues, requires an estimate of shipments that have not yet been received by the customer. The estimate of these shipments is based on shipping terms and historical delivery times. Amounts related to shipping and handling revenues billed to customers in an e-commerce sale transaction are classified as net sales, and the related shipping and handling costs are classified as cost of goods sold, buying and occupancy costs in the Consolidated Statements of Income and Comprehensive Income. The Company's shipping and handling revenues were $14.5 million, $17.4 million, and $15.8 million in 2013, 2012, and 2011, respectively. Associate discounts are classified as a reduction of net sales. Net sales exclude sales tax collected from customers and remitted to governmental authorities.
The Company also sells merchandise to multiple franchisees pursuant to different franchise agreements. Revenues may consist of sales of product and/or royalties. Revenues from products sold to franchisees are recorded at the time title transfers to the franchisees. Royalty revenue is based upon a percentage of the franchisee’s net sales to third parties and is earned when the sale to a third party occurs.
The Company provides a reserve for projected merchandise returns based on prior experience. Merchandise returns are often resalable merchandise and are refunded by issuing the same payment tender of the original purchase. Merchandise exchanges of the same product and price, typically due to size or color preferences, are not considered merchandise returns. The sales returns reserve was $11.0 million and $9.8 million as of February 1, 2014 and February 2, 2013, respectively, and is included in accrued expenses on the Consolidated Balance Sheets.
The Company sells gift cards in its retail stores and through its e-commerce website and third parties, which do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The gift card liability balance was $25.2 million and $24.0 million, as of February 1, 2014 and February 2, 2013, respectively, and is included in deferred revenue on the Consolidated Balance Sheets. The Company recognizes revenue from gift cards when they are redeemed by the customer. The Company also recognizes income on unredeemed gift cards, which is recognized proportionately using a time based attribution method from issuance of the gift card to the time when it can be determined that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions, referred to as "gift card breakage". The gift card breakage rate is based on historical redemption patterns and totaled $3.0 million, $2.3 million, and $3.5 million in 2013, 2012, and 2011, respectively. Gift card breakage is included in net sales in the Consolidated Statements of Income and Comprehensive Income.
Cost of Goods Sold, Buying and Occupancy Costs
Cost of goods sold, buying and occupancy costs, include merchandise costs, freight, inventory shrinkage, and other gross margin related expenses. Buying and occupancy expenses primarily include payroll, benefit costs, and other operating expenses for the buying departments (merchandising, design, manufacturing, and planning and allocation), distribution, fulfillment, rent, common area maintenance, real estate taxes, utilities, maintenance, and depreciation for stores.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses include all operating costs not included in cost of goods sold, buying and occupancy costs, with the exception of proceeds received from insurance claims and gain/loss on disposal of assets, which are included in other operating expense, net. These costs include payroll and other expenses related to operations at our corporate home office, store expenses other than occupancy, and marketing expenses, which include production, mailing, and print advertising costs.
Other Operating Income, Net
Other operating income, net primarily consists of gains/losses on disposal of assets and excess proceeds from the settlement of insurance claims.
Other Expense (Income), Net
Other expense (income), net, primarily consists of foreign currency transaction gains/losses.

Segment Reporting
The Company defines an operating segment on the same basis that it uses to evaluate performance internally. The Company has determined that, together, its Chief Executive Officer, President, and Chief Operating Officer are the Chief Operating Decision Maker, and that there is one operating segment. Therefore, the Company reports results as a single segment, which includes the operation of its Express brick-and-mortar retail stores and e-commerce operations.

The following is information regarding the Company's major product and sales channels:

	2013	2012	2011
	(in thousands)
Apparel	$1,922,868	$1,872,844	$1,864,964
Accessories and other	254,426	250,180	186,848
Other revenue	41,831	34,203	28,647
Total net sales	$2,219,125	$2,157,227	$2,080,459

	2013	2012	2011
	(in thousands)
Stores	$1,836,704	$1,851,527	$1,846,323
E-commerce	340,590	271,497	205,489
Other revenue	41,831	34,203	28,647
Total net sales	$2,219,125	$2,157,227	$2,080,459
Other revenue consists primarily of shipping and handling revenue related to e-commerce activity, revenue from franchise agreements, sell-off revenue, and gift card breakage.

Revenues and long-lived assets relating to the Company's international operations for 2013, 2012, and 2011, and as of February 1, 2014 and February 2, 2013, respectively, were not material and, therefore, not reported separately from domestic revenues and long-lived assets.

3. Property and Equipment, Net
Property and equipment, net, consisted of:

	February 1, 2014	February 2, 2013
	(in thousands)
Building improvements	$13,955	$2,816
Furniture, fixtures and equipment, software	315,462	275,334
Leaseholds and improvements	344,369	305,324
Construction in process	93,560	41,555
Other	315	315
Total	767,661	625,344
Less: accumulated depreciation	(391,539)	(346,975)
Property and equipment, net	$376,122	$278,369
Depreciation expense totaled $66.7 million, $64.6 million, and $63.0 million in 2013, 2012, and 2011, respectively.

4. Leased Facilities and Commitments
Annual store rent consists of a fixed minimum amount and/or contingent rent based on a percentage of sales exceeding a stipulated amount.

Rent expense is summarized as follows:

	2013	2012	2011
Store rent:	(in thousands)
Fixed minimum	$201,477	$180,577	$163,057
Contingent	5,942	8,180	8,375
Total store rent	207,419	188,757	171,432
Home office, distribution center, other	5,400	4,859	3,789
Total rent expense	$212,819	$193,616	$175,221

As of February 1, 2014, the Company was committed to noncancelable leases with remaining terms from 1 to 16 years. A substantial portion of these commitments consist of store leases, generally with an initial term of 10 years. Store lease terms typically require additional payments covering real estate taxes, common area maintenance costs, and certain other landlord charges, which are excluded from the following table.
Minimum rent commitments under noncancelable operating leases are as follows (in thousands):

2014	$187,307
2015	155,789
2016	134,459
2017	125,732
2018	115,093
Thereafter	505,529
Total	$1,223,909

5. Lease Financing Obligations

In certain lease arrangements, the Company is involved in the construction of the building. To the extent the Company is involved in the construction of structural improvements or takes construction risk prior to commencement of a lease, it is deemed the owner of the project for accounting purposes. Therefore, the Company records an asset in property and equipment on the unaudited Consolidated Balance Sheets, including any capitalized interest costs, and related liabilities in accrued interest and lease financing obligations in other long-term liabilities on the Consolidated Balance Sheets, for the replacement cost of the Company's portion of the pre-existing building plus the amount of construction costs incurred by the landlord as of the balance sheet date. Once construction is complete, the Company considers the requirements for sale-leaseback treatment, including the transfer of all risks of ownership back to the landlord, and whether the Company has any continuing involvement in the leased property. If the arrangement does not qualify for sale-leaseback treatment, the building assets subject to these obligations remain on the Company's Consolidated Balance Sheets at their historical cost, and such assets are depreciated over their remaining useful lives. The replacement cost of the pre-existing building, as well as the costs of construction paid by the landlord, are recorded as lease financing obligations, and a portion of the lease payments are applied as payments of principal and interest. The interest rate selected for lease financing obligations is evaluated at lease inception based on the Company's incremental borrowing rate. At the end of the initial lease term, should the Company decide not to renew the lease, the Company would reverse equal amounts of the remaining net book value of the assets and the corresponding lease financing obligations.The initial lease terms related to these lease arrangements are expected to expire in 2023 and 2030. As of February 1, 2014 and February 2, 2013 there was $63.2 million and $16.2 million, respectively, of landlord funded construction, the replacement cost of pre-existing property, and capitalized interest in Property and Equipment on the Consolidated Balance Sheets. There was also $63.0 million and $16.2 million of lease financing obligations as of February 1, 2014 and February 2, 2013, respectively, in Other Long Term Liabilities on the Consolidated Balance Sheets. The transactions involving the initial recording of these assets and liabilities are classified as non-cash items for purposes of the Consolidated Statements of Cash Flows.

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

6. Intangible Assets
The following table provides the significant components of intangible assets:

	February 1, 2014
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename	$196,144	$—	$196,144
Internet domain name/trademark	1,668	—	1,668
Net favorable lease obligations/other	20,175	19,106	1,069
	$217,987	$19,106	$198,881

	February 2, 2013
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename	$196,144	$—	$196,144
Internet domain name/trademark	1,575	—	1,575
Net favorable lease obligations/other	19,750	17,811	1,939
	$217,469	$17,811	$199,658
The Company's tradename and internet domain name/other have indefinite lives. Net favorable lease obligations are amortized over a period between 5 and 9 years, which represent the remaining life of each respective lease at the evaluation date, and are included in other assets on the Consolidated Balance Sheets. Amortization expense totaled $1.3 million, $1.5 million, and $2.3 million during 2013, 2012, and 2011, respectively.
Estimated future amortization expense is expected to approximate the following (in thousands):

2014	$767
2015	49
2016	49
2017	49
2018	49
Thereafter	106
Total	$1,069

7. Related Party Transactions
The transactions described in this note are transactions between the Company and entities affiliated with Golden Gate. Prior to July 2007, the Company operated as a division of L Brands. In July 2007, a Golden Gate affiliate acquired approximately 75% of the outstanding equity interests in the Company from L Brands, and the Company began its transition to a stand-alone company. In May 2010, the Company completed an initial public offering ("IPO") whereby Golden Gate and L Brands sold a portion of their shares. Following the IPO, both Golden Gate and L Brands gradually reduced their ownership interest in the Company. On July 29, 2011, L Brands disposed of its remaining ownership interest in the Company and, as a result of this disposition, ceased to be a related party as of the end of the second quarter of 2011. On March 19, 2012, Golden Gate sold its remaining ownership interest in the Company and, as of May 31, 2012, Golden Gate no longer had representation on the Company's Board of Directors (the "Board"). As a result, Golden Gate ceased to be a related party as of June 1, 2012.
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

Transactions with Golden Gate Affiliates
The related party activity with Golden Gate affiliates described in this note includes only expenses incurred and income earned through the date which such Golden Gate ceased to be a related party.
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
The Company incurred the following charges from Golden Gate affiliates for various services, which are included primarily in cost of goods sold, buying and occupancy costs in the Consolidated Statements of Income and Comprehensive Income:

	2012	2011
	(in thousands)
E-commerce warehouse and fulfillment	$8,755	$32,869
Software licenses and consulting and software maintenance services	$91	$228
The Company provided real estate services to certain Golden Gate affiliates. Income recognized during 2012 and 2011 was $0.2 million and $0.5 million, respectively.
An affiliate of Golden Gate owned a portion of the Senior Notes. Interest expense incurred on the Senior Notes owned by the Golden Gate affiliate was $0.3 million and $1.7 million, during 2012 and 2011, respectively, and the related cash paid for interest was $0.4 million and $3.6 million in 2012 and 2011, respectively.

8. Income Taxes

The provision for income taxes consists of the following:

	2013	2012	2011
Current:	(in thousands)
U.S. federal	$64,071	$74,306	$76,984
U.S. state and local	12,815	14,296	18,048
Foreign	548	165	156
Total	77,434	88,767	95,188
Deferred:
U.S. federal	757	3,346	714
U.S. state and local	(1,541)	615	(949)
Foreign	(23)	(24)	(85)
Total	(807)	3,937	(320)
Provision for income taxes	$76,627	$92,704	$94,868
The following table provides a reconciliation between the statutory federal income tax rate and the effective tax rate:

	2013	2012	2011
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax effect	3.8%	4.3%	4.7%
Other items, net	0.9%	0.7%	0.6%
Effective tax rate	39.7%	40.0%	40.3%

The following table provides the effect of temporary differences that created deferred income taxes as of February 1, 2014 and February 2, 2013. Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carry-forwards at the end of the respective periods.

	February 1, 2014	February 2, 2013
	(in thousands)
Deferred tax assets:
Accrued expenses and deferred compensation	$27,554	$24,776
Rent	21,854	12,703
Lease financing obligations	5,972	—
Other	1,515	164
Tax credits/carryforwards	214	478
Valuation allowance	(1,366)	(978)
Total deferred tax assets	55,743	37,143

Deferred tax liabilities:
Inventory	2,532	2,884
Prepaid expenses	4,827	2,895
Intangible assets	9,530	5,981
Property and equipment	22,036	9,372
Total deferred tax liabilities	38,925	21,132
Net deferred tax asset/(liability)	$16,818	$16,011

The net deferred tax asset table above excludes a foreign deferred tax asset of $0.4 million and a corresponding valuation allowance of $0.4 million attributable to other comprehensive income for the period ended February 1, 2014. Net deferred tax assets and liabilities attributable to other comprehensive income for the period ended February 2, 2013 were negligible.

The net increase in the total valuation allowance attributable to foreign operations for the years ended February 1, 2014, and February 2, 2013 was $0.4 million and $0.7 million, respectively. During 2013 the Company incurred a foreign capital loss carryforward of $0.4 million for which a full valuation allowance was established. The foreign capital loss carryforward period is indefinite.

The foreign tax credit carryforward as of February 1, 2014 and February 2, 2013 was $0.2 million and $0.3 million, respectively, and is offset by a full valuation allowance. If not utilized, the foreign tax credit carryforward begins expiring in 2023. As of February 1, 2014 the Company fully utilized its foreign net operating loss carryforward.

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

	February 1, 2014	February 2, 2013
	(in thousands)
Current deferred tax liability	$(740)	$(797)
Non-current deferred taxes	17,558	16,808
Net deferred tax assets	$16,818	$16,011

Uncertain Tax Positions

The Company evaluates tax positions using a more likely than not recognition criterion.
A reconciliation of the beginning to ending unrecognized tax benefits amounts are as follows:

	February 1, 2014	February 2, 2013	January 28, 2012
	(in thousands)
Unrecognized tax benefits, beginning of year	$2,313	$1,416	$144
Gross addition for tax positions of the current year	1,469	852	382
Gross addition for tax positions of the prior year	309	225	1,034
Reductions of tax positions of prior years for:
Changes in judgment/excess reserve	—	—	(144)
Settlements during the period	—	(180)	—
Unrecognized tax benefits, end of year	$4,091	$2,313	$1,416

The amount of the above unrecognized tax benefits as of February 1, 2014, February 2, 2013, and January 28, 2012 that would impact the Company's effective tax rate, if recognized, is $4.1 million, $2.3 million, and $1.4 million, respectively.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amount of net interest in tax expense related to interest and penalties for 2013, 2012, and 2011 was negligible.

The Company is subject to US federal income tax as well as income tax in multiple foreign, state and local jurisdictions.  The Company is currently under examination by the IRS for the periods ended February 2, 2013, January 28, 2012 and January 29, 2011.  The outcome of the examination is not expected to have a material impact on the Company’s financial statements.

As of February 1, 2014, U.S. taxes had not been provided for unremitted earnings of subsidiaries operating outside of the United States due to an overall deficit position.

9. Debt
Borrowings outstanding consisted of the following:

	February 1, 2014	February 2, 2013
	(in thousands)
8 3/4% Senior Notes	$200,850	$200,850
Debt discount on Senior Notes	(1,680)	(2,007)
Total long-term debt	$199,170	$198,843

Revolving Credit Facility

On July 29, 2011, Express Holding, a wholly-owned subsidiary, and its subsidiaries entered into an Amended and Restated $200.0 million secured Asset-Based Credit Facility ("Revolving Credit Facility"). As of February 1, 2014, there were no borrowings outstanding and approximately $198.0 million available under the Revolving Credit Facility.

The Revolving Credit Facility is scheduled to expire on July 29, 2016 and allows for up to $30.0 million of swing line advances and up to $45.0 million to be available in the form of letters of credit. Borrowings under the Revolving Credit Facility bear interest at a rate equal to either the rate appearing on Bloomberg L.P.'s Page BBAM1/(Official BBA USD Dollar Libor Fixings) (the “Eurodollar Rate”) plus an applicable margin rate or the highest of (1) the prime lending rate, (2) 0.50% per annum above the federal funds rate, and (3) 1% above the Eurodollar Rate, in each case plus an applicable margin rate. The applicable margin rate is determined based on excess availability as determined by reference to the borrowing base. The applicable margin for Eurodollar Rate-based advances is between 1.50% and 2.00% based on the borrowing base. The unused line fee payable under the Revolving Credit Facility is incurred at 0.375% per annum of the average daily unused revolving commitment during each quarter, payable quarterly in arrears on the first day of each May, August, November, and February. In the event that (1) an event of default has occurred or (2) excess availability plus eligible cash collateral is less than 12.5% of the borrowing base for 5 consecutive days, such unused line fees are payable on the first day of each month.

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

Prior to March 1, 2014, the Senior Notes could have been redeemed in part or in full at a redemption price equal to the principal amount plus a make-whole premium, calculated in accordance with the indenture governing the Senior Notes, and accrued and unpaid interest. On or after March 1, 2014, the Senior Notes may be redeemed in part or in full at the following percentages of the outstanding principal amount prepaid: 104.38% prior to March 1, 2015; 102.19% on or after March 1, 2015, but prior to March 1, 2016; and at the principal amount on or after March 1, 2016. In the first quarter of 2011, $25.0 million of Senior Notes were repurchased on the open market at a price of 108.75% of the principal amount. In the second quarter of 2011, $24.2 million of Senior Notes were repurchased on the open market at an average price of 109.21% of the principal amount.

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

Losses on extinguishment of debt were recorded as interest expense in the Consolidated Statements of Income and Comprehensive Income. The write-offs of unamortized debt issuance costs and unamortized discounts represent a non-cash adjustment to reconcile net income to net cash provided by operating activities within the Consolidated Statements of Cash Flows.
Fair Value of Debt
The fair value of the Senior Notes was estimated using a number of factors, such as recent trade activity, size, timing, and yields of comparable bonds and is, therefore, within Level 2 of the fair value hierarchy. As of February 1, 2014, the estimated fair value of the Senior Notes was $210.6 million.
Letters of Credit
The Company may enter into various trade letters of credit ("trade LCs") in favor of certain vendors to secure merchandise. These trade LCs are issued for a defined period of time, for specific shipments, and generally expire 3 weeks after the merchandise shipment date. As of February 1, 2014 and February 2, 2013, there were no outstanding trade LCs. Additionally, the Company enters into stand-by letters of credit ("stand-by LCs") on an as-need basis to secure merchandise and fund other general and administrative costs. As of February 1, 2014 and February 2, 2013, outstanding stand-by LCs totaled $2.0 million and $2.1 million, respectively.

10. Stockholders' Equity
On May 24, 2012, the Board authorized the Company to repurchase up to $100.0 million of the Company's common stock (the "Repurchase Program") from time to time in open market or privately negotiated transactions. The Repurchase Program was completed during the third quarter of 2013 following the repurchase of 5.6 million shares of the Company's common stock for approximately $100.0 million since May 24, 2012. During 2013, the Company repurchased 1.6 million shares of its common stock for a total of $35.1 million, including commissions. During 2012, the Company repurchased 4.0 million shares of its common stock for a total of $65.1 million, including commissions.

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

In 2010, the Board approved, and the Company implemented, the Express, Inc. 2010 Incentive Compensation Plan (as amended, the "2010 Plan"). The 2010 Plan authorizes the Compensation Committee (the "Committee") of the Board and its designees to offer eligible employees cash and stock-based incentives as deemed appropriate in order to attract, retain, and reward such individuals. Effective April 3, 2012, the Board amended the 2010 Plan to, among other things, reduce the number of shares available for issuance under the 2010 Plan. As of February 1, 2014, 15.2 million shares were authorized to be granted under the 2010 Plan and 9.5 million were available for future issuance.

The following summarizes our share-based compensation expense:

	2013	2012	2011
	(in thousands)
Stock options	$8,883	$8,123	$6,323
Restricted stock units and restricted stock	12,290	8,171	3,597
Restricted shares (equity issued pre-IPO)	1	14	169
Total share-based compensation	$21,174	$16,308	$10,089

The stock compensation related income tax benefit recognized by the Company in 2013, 2012, and 2011 was $3.5 million, $1.7 million, and $0.1 million, respectively.

Stock Options

During 2013, the Company granted stock options under the 2010 Plan. The fair value of the stock options is determined using the Black-Scholes-Merton option-pricing model as described later in this note. The majority of stock options granted under the 2010 Plan vest 25% per year over 4 years and have a 10 year contractual life; however, those granted to the Chief Executive Officer vest ratably over 3 years. The expense for stock options is recognized using the straight-line attribution method.
The Company's activity with respect to stock options during 2013 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding, February 2, 2013	3,092	$18.99
Granted	678	$17.90
Exercised	(269)	$17.34
Forfeited or expired	(267)	$19.57
Outstanding, February 1, 2014	3,234	$18.85	7.5	$697
Expected to vest at February 1, 2014	1,684	$19.22	7.9	$329
Exercisable at February 1, 2014	1,496	$18.42	6.9	$354

The following provides additional information regarding the Company's stock options:

	2013	2012	2011
	(in thousands, except per share amounts)
Weighted average grant date fair value of options granted	$9.50	$12.75	$10.01
Total intrinsic value of options exercised	$1,001	$270	$102
As of February 1, 2014, there was approximately $10.0 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of approximately 1.5 years.
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
The fair value of stock options was estimated at the grant date using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	2013	2012	2011
Risk-free interest rate (1)	1.14%	1.12%	2.27%
Price Volatility (2)	55.9%	55.9%	54.0%
Expected term (years) (3)	6.20	6.17	6.25
Dividend yield (4)	—	—	—

(1)	Represents the yield on U.S. Treasury securities with a term consistent with the expected term of the stock options.

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
Restricted Stock Units and Restricted Stock
During 2013, the Company granted restricted stock units ("RSUs") under the 2010 Plan, including 0.5 million RSUs with performance conditions.The fair value of the RSUs is determined based on the Company's stock price on the grant date. The expense for RSUs is recognized using the straight-line attribution method.The expense for RSUs with performance conditions is recognized using the graded vesting method based on the expected achievement of the performance conditions. The RSUs with performance conditions are also subject to time-based vesting with requisite periods of 2 years for the Chief Executive Officer and 3 years for other employees. RSUs without performance conditions vest ratably over 4 years.

The Company's activity with respect to RSUs and restricted stock, including awards with performance conditions, for 2013 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value
	(in thousands, except per share amounts)
Unvested, February 2, 2013	1,218	$20.65
Granted*	883	$17.94
Vested	(423)	$20.13
Forfeited	(191)	$20.27
Unvested, February 1, 2014	1,487	$19.29
*Number of awards granted includes approximately 0.5 million RSUs with one-year performance conditions. The amount granted reflects the current estimate against target; however, the number of performance based RSUs that ultimately are earned may vary from 0% - 125% of target depending on the achievement of predefined operating targets.
The total fair value/intrinsic value of RSUs and restricted stock that vested was $8.5 million, $3.2 million, and $0.1 million during 2013, 2012, and 2011, respectively. As of February 1, 2014, there was approximately $15.2 million of total unrecognized compensation expense related to unvested RSUs and restricted stock, which is expected to be recognized over a weighted-average period of approximately 1.7 years.

12. Earnings Per Share
The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share:

	2013	2012	2011
	(in thousands)
Weighted-average shares - basic	84,466	86,852	88,596
Dilutive effect of stock options, restricted stock units, and restricted stock	602	354	300
Weighted-average shares - diluted	85,068	87,206	88,896

Equity awards representing 2.0 million, 3.1 million and 2.3 million shares of common stock were excluded from the computation of diluted earnings per share for 2013, 2012, and 2011, respectively, as the effects of the awards would have been anti-dilutive.

13. Retirement Benefits
The employees of the Company, if eligible, participate in a qualified defined contribution retirement plan (the “Qualified Plan”) and a non-qualified supplemental retirement plan (the “Non-Qualified Plan”) sponsored by the Company.
Participation in the Company's Qualified Plan is available to employees who meet certain age and service requirements. The Qualified Plan permits employees to elect contributions up to the maximum limits allowable under the Internal Revenue Code ("IRC"). The Company matches employee contributions according to a pre-determined formula and contributes additional discretionary amounts based on a percentage of the employees' eligible annual compensation and years of service. Employee contributions and Company matching contributions vest immediately. Additional discretionary Company contributions and the related investment earnings are subject to vesting based on years of service.
Total expense recognized related to the Qualified Plan employer match was $3.1 million, $2.7 million, and $2.6 million in 2013, 2012, and 2011, respectively. In addition, the Company recognized expense of $4.8 million, $5.4 million ,and $5.4 million, related to discretionary contributions to the Qualified Plan, in 2013, 2012, and 2011, respectively.
Participation in the Non-Qualified Plan is made available to employees who meet certain age, service, job level, and compensation requirements. The Non-Qualified Plan is an unfunded plan which provides benefits beyond the IRC limits for qualified defined contribution plans. The plan permits employees to elect contributions up to a maximum percentage of eligible compensation. The Company matches employee contributions according to a pre-determined formula and credits additional amounts based on a percentage of the employees' eligible compensation and years of service. The Non-Qualified Plan also permits employees to defer additional compensation up to a maximum amount. The Company does not match the contributions for additional deferred compensation. Employees' accounts are credited with interest using a rate determined annually by the Retirement Plan Committee based on a methodology consistent with historical practices. Employee contributions and the related interest vest immediately. Company contributions and the related interest are subject to vesting based on years of service. Employees may elect an in-service distribution for the additional deferred compensation component only. Employees are not permitted to take a withdrawal from any other portion of the Non-Qualified Plan while actively employed with the Company. The remaining vested portion of employees' accounts in the Non-Qualified Plan will be distributed upon termination of employment in either a lump sum or in equal annual installments over a specified period of up to 10 years. Total expense recognized related to the Non-Qualified Plan was $2.6 million, $3.5 million, and $3.6 million, in 2013, 2012, and 2011, respectively.
The Company elected to account for this cash balance plan based on the participant account balances, excluding actuarial considerations as permitted by the applicable authoritative guidance.
The annual activity for the Company's Non-Qualified Plan, was as follows:

	February 1, 2014	February 2, 2013
	(in thousands)
Balance, beginning of period	$24,089	$19,170
Contributions:
Employee	1,460	2,833
Company	1,758	2,246
Interest	1,307	1,534
Distributions	(2,861)	(1,694)
Forfeitures	—	—
Balance, end of period	$25,753	$24,089

In addition, as of February 1, 2014 and February 2, 2013, the Company accrued $0.8 million and $1.3 million, respectively, of contributions related to the respective current year that will be credited to employee accounts in the following year. These amounts along with the above-mentioned amounts of $25.8 million and $24.1 million for the period ended February 1, 2014 and February 2, 2013, total $26.6 million and $25.4 million, respectively, and are included in other long-term liabilities on the Consolidated Balance Sheets.

14. Commitments and Contingencies
During 2013 and 2014, the Company received letters from two individuals claiming that it unlawfully collected their zip codes in connection with a retail purchase made at a Massachusetts store and thereafter used that information to send them unwanted marketing materials. These letters indicate that the individuals may file suit on behalf of a class of customers whose zip codes were collected and recorded at Company stores in Massachusetts in connection with credit card purchases, and claims that the Company used the collected zip code data to obtain customers’ addresses for purposes of mailing them unwanted advertising material.  These letters further seek monetary damages pursuant to a claim under Chapter 93A of the General Laws of Massachusetts. The Company believes the allegations in the letters are without merit and intends to vigorously defend against any claims that are filed in court.  Due to the uncertainties of litigation, it is reasonably possible that the Company may incur a loss related to these potential suits.  However, the amount of such loss, if any, cannot be estimated as of the date these financial statements are issued.

From time to time the Company is subject to other various claims and contingencies arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company's results of operations, financial condition, or cash flows.

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

In the Consolidated Statements of Income and Comprehensive Income for the 53-week period ended February 2, 2013, as presented in the Company's Annual Report on Form 10-K for the year ended February 2, 2013, income tax expense (benefit) was improperly presented for the Subsidiary Issuers and the Guarantor Subsidiaries by $18.0 million. There was no impact on the Consolidated Balance Sheets, Statements of Income and Comprehensive Income, or Statements of Cash Flows. In accordance with accounting guidance found in ASC 250-10, the Company assessed the materiality of the errors and concluded they were not material to the Company's previously issued financial statements. As a result, the Company has revised the Condensed Consolidating Statement of Income and Comprehensive Income for 2012 contained herein.

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

EXPRESS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Amounts in thousands)

	February 1, 2014
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$1,984	$283,707	$19,631	$6,562	$—	$311,884
Receivables, net	—	10,410	5,880	1,094	—	17,384
Inventories	—	15,928	192,762	3,820	—	212,510
Prepaid minimum rent	—	689	26,658	1,207	—	28,554
Intercompany loan receivable	—	28,080	—	—	(28,080)	—
Intercompany receivable	—	—	114,258	5,784	(120,042)	—
Other	237	8,523	4,552	54	(237)	13,129
Total current assets	2,221	347,337	363,741	18,521	(148,359)	583,461
Property and equipment, net	—	56,922	301,684	17,516	—	376,122
Tradename/domain name	—	197,812	—	—	—	197,812
Investment in subsidiary	471,687	393,156	—	465,902	(1,330,745)	—
Deferred tax assets	661	6,637	10,182	78	—	17,558
Other assets	—	6,295	1,416	6	—	7,717
Total assets	$474,569	$1,008,159	$677,023	$502,023	$(1,479,104)	$1,182,670
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$150,420	$2,873	$1,443	$—	$154,736
Deferred revenue	—	1,004	27,264	168	—	28,436
Accrued bonus	—	—	694	—	—	694
Accrued expenses	—	40,087	74,465	1,026	(237)	115,341
Intercompany payable	—	120,042	—	—	(120,042)	—
Intercompany loan payable	—	—	—	28,080	(28,080)	—
Total current liabilities	—	311,553	105,296	30,717	(148,359)	299,207
Long-term debt	—	199,170	—	—	—	199,170
Deferred lease credits	—	4,963	103,129	6,417	—	114,509
Other long-term liabilities	—	26,571	68,644	—	—	95,215
Total liabilities	—	542,257	277,069	37,134	(148,359)	708,101
Commitments and Contingencies (Note 14)
Total stockholders’ equity	474,569	465,902	399,954	464,889	(1,330,745)	474,569
Total liabilities and stockholders’ equity	$474,569	$1,008,159	$677,023	$502,023	$(1,479,104)	$1,182,670

EXPRESS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Amounts in thousands)

	February 2, 2013
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$938	$230,174	$22,924	$2,261	$—	$256,297
Receivables, net	—	5,612	3,147	2,265	—	11,024
Inventories	—	13,597	198,094	3,391	—	215,082
Prepaid minimum rent	—	451	23,697	1,018	—	25,166
Intercompany loan receivable	—	20,754	—	—	(20,754)	—
Intercompany receivable	—	—	98,304	5,783	(104,087)	—
Other	—	5,085	3,162	46	—	8,293
Total current assets	938	275,673	349,328	14,764	(124,841)	515,862
Property and equipment, net	—	46,913	215,829	15,627	—	278,369
Tradename/domain name	—	197,719	—	—	—	197,719
Investment in subsidiary	369,140	353,097	—	363,356	(1,085,593)	—
Deferred tax assets	738	10,369	5,701	—	—	16,808
Other assets	—	7,710	2,727	4	—	10,441
Total assets	$370,816	$891,481	$573,585	$393,751	$(1,210,434)	$1,019,199
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$173,395	$1,132	$1,598	$—	$176,125
Deferred revenue	—	1,223	26,507	121	—	27,851
Accrued bonus	—	—	334	2	—	336
Accrued expenses	(346)	16,503	90,950	1,357	—	108,464
Intercompany payable	—	104,087	—	—	(104,087)	—
Intercompany loan payable	—	—	—	20,754	(20,754)	—
Total current liabilities	(346)	295,208	118,923	23,832	(124,841)	312,776
Long-term debt	—	198,843	—	—	—	198,843
Deferred lease credits	—	5,825	80,028	5,638	—	91,491
Other long-term liabilities	—	28,249	16,678	—	—	44,927
Total liabilities	(346)	528,125	215,629	29,470	(124,841)	648,037
Commitments and Contingencies (Note 14)
Total stockholders’ equity	371,162	363,356	357,956	364,281	(1,085,593)	371,162
Total liabilities and stockholders’ equity	$370,816	$891,481	$573,585	$393,751	$(1,210,434)	$1,019,199

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands)

	2013
		Subsidiary	Guarantor	Other		Consolidated
	Express, Inc.	Issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$1,008,681	$2,157,364	$35,951	$(982,871)	$2,219,125
Cost of goods sold, buying and occupancy costs	—	676,100	1,783,952	24,237	(982,871)	1,501,418
Gross profit	—	332,581	373,412	11,714	—	717,707
Selling, general, and administrative expenses	334	182,250	310,532	11,161	—	504,277
Other operating (income) expense, net	—	(221)	(623)	15	—	(829)
Operating (loss) income	(334)	150,552	63,503	538	—	214,259
Interest expense, net	—	20,709	(1,248)	61	—	19,522
(Income) loss in subsidiary	(116,743)	(38,721)	—	(116,743)	272,207	—
Other expense (income), net	—	20	—	1,551	—	1,571
Income (loss) before income taxes	116,409	168,544	64,751	115,669	(272,207)	193,166
Income tax (benefit) expense	(130)	51,801	24,800	156	—	76,627
Net income (loss)	$116,539	$116,743	$39,951	$115,513	$(272,207)	$116,539
Foreign currency translation	(708)	(708)	—	(1,416)	2,124	(708)
Comprehensive income	$115,831	$116,035	$39,951	$114,097	$(270,083)	$115,831

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands)

	2012
		Subsidiary	Guarantor	Other		Consolidated
	Express, Inc.	Issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$1,307,747	$2,127,551	$19,725	$(1,297,796)	$2,157,227
Cost of goods sold, buying and occupancy costs	—	958,025	1,741,039	12,395	(1,296,871)	1,414,588
Gross profit	—	349,722	386,512	7,330	(925)	742,639
Selling, general, and administrative expenses	697	185,434	297,595	8,798	(925)	491,599
Other operating (income) expense, net	—	(41)	(482)	—	—	(523)
Operating (loss) income	(697)	164,329	89,399	(1,468)	—	251,563
Interest expense, net	—	19,505	9	38	—	19,552
(Income) loss in subsidiary	(139,734)	(52,195)	—	(139,735)	331,664	—
Other expense, net	—	—	—	40	—	40
Income (loss) before income taxes	139,037	197,019	89,390	138,189	(331,664)	231,971
Income tax (benefit) expense	(230)	57,284	35,649	1	—	92,704
Net income (loss)	$139,267	$139,735	$53,741	$138,188	$(331,664)	$139,267
Foreign currency translation	(13)	(13)	—	(26)	39	(13)
Comprehensive income	$139,254	$139,722	$53,741	$138,162	$(331,625)	$139,254

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands)

	2011
		Subsidiary	Guarantor	Other		Consolidated
	Express, Inc.	Issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$1,289,795	$2,065,958	$5,908	$(1,281,202)	$2,080,459
Cost of goods sold, buying and occupancy costs	—	900,830	1,699,784	6,136	(1,280,752)	1,325,998
Gross profit	—	388,965	366,174	(228)	(450)	754,461
Selling, general, and administrative expenses	1,689	183,780	294,875	3,929	(450)	483,823
Other operating income, net	—	—	(308)	—	—	(308)
Operating (loss) income	(1,689)	205,185	71,607	(4,157)	—	270,946
Interest expense, net	—	35,677	—	115	—	35,792
(Income) loss in subsidiary	(141,474)	(38,469)	—	(141,192)	321,135	—
Other income, net	—	—	—	(411)	—	(411)
Income (loss) before income taxes	139,785	207,977	71,607	137,331	(321,135)	235,565
Income tax (benefit) expense	(912)	66,785	29,277	(282)	—	94,868
Net income (loss)	$140,697	$141,192	$42,330	$137,613	$(321,135)	$140,697
Foreign currency translation	(7)	(7)	—	(14)	21	(7)
Comprehensive income	$140,690	$141,185	$42,330	$137,599	$(321,114)	$140,690

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Amounts in thousands)

	2013
		Subsidiary	Guarantor	Other		Consolidated
	Express, Inc.	Issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Operating Activities
Net cash (used in) provided by operating activities	$(90)	$125,313	$65,642	$4,210	$—	$195,075
Investing Activities
Capital expenditures	—	(29,894)	(68,935)	(6,539)	—	(105,368)
Purchase of intangible assets	—	(94)	—	—	—	(94)
Distributions received	34,364	—	—	34,364	(68,728)	—
Net cash provided by (used in) investing activities	34,364	(29,988)	(68,935)	27,825	(68,728)	(105,462)
Financing Activities
Payments on capital lease obligation	—	(313)	—	—	—	(313)
Excess tax benefit from share-based compensation	—	210	—	—	—	210
Proceeds from share-based compensation	4,701	—	—	—	—	4,701
Repurchase of common stock	(37,929)	—	—	—	—	(37,929)
Repayment of intercompany loan	—	7,715	—	(7,715)	—	—
Borrowings under intercompany loan	—	(15,040)	—	15,040	—	—
Distributions paid	—	(34,364)	—	(34,364)	68,728	—
Net cash (used in) provided by financing activities	(33,228)	(41,792)	—	(27,039)	68,728	(33,331)

Effect of exchange rate on cash	—	—	—	(695)	—	(695)

Net increase (decrease) in cash and cash equivalents	1,046	53,533	(3,293)	4,301	—	55,587
Cash and cash equivalents, beginning of period	938	230,174	22,924	2,261	—	256,297
Cash and cash equivalents, end of period	$1,984	$283,707	$19,631	$6,562	$—	$311,884

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Amounts in thousands)

	2012
		Subsidiary	Guarantor	Other		Consolidated
	Express, Inc.	Issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Operating Activities
Net cash provided by operating activities	$81	$207,148	$61,440	$695	$—	$269,364
Investing Activities
Capital expenditures	—	(25,134)	(66,480)	(8,060)	—	(99,674)
Purchase of intangible assets	—	(210)	—	—	—	(210)
Distributions received	65,200	—	—	65,200	(130,400)	—
Net cash provided by (used in) investing activities	65,200	(25,344)	(66,480)	57,140	(130,400)	(99,884)
Financing Activities
Payments on capital lease obligation	—	(55)	—	—	—	(55)
Excess tax benefit from share-based compensation	—	422	—	—	—	422
Proceeds from share-based compensation	623	—	—	—	—	623
Repurchase of common stock	(66,541)	—	—	—	—	(66,541)
Repayment of intercompany loan	—	3,982	—	(3,982)	—	—
Borrowings under intercompany loan	—	(12,052)	—	12,052	—	—
Distributions paid	—	(65,200)	—	(65,200)	130,400	—
Net cash provided by (used in) financing activities	(65,918)	(72,903)	—	(57,130)	130,400	(65,551)

Effect of exchange rate on cash	—	—	—	6	—	6

Net increase (decrease) in cash and cash equivalents	(637)	108,901	(5,040)	711	—	103,935
Cash and cash equivalents, beginning of period	1,575	121,273	27,964	1,550	—	152,362
Cash and cash equivalents, end of period	$938	$230,174	$22,924	$2,261	$—	$256,297

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Amounts in thousands)

	2011
		Subsidiary	Guarantor	Other		Consolidated
	Express, Inc.	Issuers	Subsidiaries	Subsidiaries	Eliminations	Total
Operating Activities
Net cash provided by (used in) operating activities	$(381)	$159,803	$55,436	$(2,249)	$—	$212,609
Investing Activities
Capital expenditures	—	(18,182)	(50,107)	(8,887)	—	(77,176)
Purchase of intangible assets	—	(60)	—	—	—	(60)
Distributions received	103	—	—	103	(206)	—
Net cash provided by (used in) investing activities	103	(18,242)	(50,107)	(8,784)	(206)	(77,236)
Financing Activities
Repayments of long-term debt arrangements	—	(169,775)	—	—	—	(169,775)
Costs incurred in connection with debt arrangements and Senior Notes	—	(1,192)	—	—	—	(1,192)
Payments on capital lease obligation	—	(14)	—	—	—	(14)
Proceeds from share-based compensation	309	—	—	—	—	309
Borrowings under intercompany loan	—	(12,684)	—	12,684	—	—
Distributions paid	—	(103)	—	(103)	206	—
Repurchase of common stock	(103)	—	—	—	—	(103)
Net cash provided by (used in) financing activities	206	(183,768)	—	12,581	206	(170,775)

Effect of exchange rate on cash	—	—	—	2	—	2

Net increase (decrease) in cash and cash equivalents	(72)	(42,207)	5,329	1,550	—	(35,400)
Cash and cash equivalents, beginning of period	1,647	163,480	22,635	—	—	187,762
Cash and cash equivalents, end of period	$1,575	$121,273	$27,964	$1,550	$—	$152,362

16. Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial results for 2013 and 2012 follows:

2013 Quarter	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Net sales (1)	$509,362	$490,075	$503,808	$715,880
Gross profit	$170,777	$152,547	$165,265	$229,118
Net income	$32,437	$16,909	$19,267	$47,926
Earnings per basic share	$0.38	$0.20	$0.23	$0.57
Earnings per diluted share	$0.38	$0.20	$0.23	$0.57

2012 Quarter	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Net sales (1)	$497,221	$458,863	$469,458	$731,685
Gross profit	$188,767	$146,521	$151,538	$255,813
Net income	$42,073	$15,829	$17,422	$63,943
Earnings per basic share	$0.47	$0.18	$0.20	$0.75
Earnings per diluted share	$0.47	$0.18	$0.20	$0.75

(1) Previously disclosed Net sales results include a revision for the reclassification of sell-off revenue from Costs of goods sold, buying and occupancy costs to Net sales. There is no impact of the reclassification to Gross profit, Net income, Earnings per basic share, or Earnings per diluted share.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of February 1, 2014.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for designing, maintaining, and evaluating adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with generally accepted accounting principles. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on

Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of February 1, 2014. In making this assessment, we used the criteria set forth by COSO. Based on our assessment, management concluded that, as of February 1, 2014, the Company's internal control over financial reporting was effective.

PricewaterhouseCoopers, LLP, an independent registered public accounting firm that audited the financial statements included in this Report on Form 10-K, has also audited the effectiveness of the Company's internal control over financial reporting as of February 1, 2014, as stated in their report which is included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) that occurred during the fourth quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated herein by reference to the sections entitled "Election of Directors", "Executive Officers", "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for our 2014 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated herein by reference to the sections entitled "Executive Compensation", "Corporate Governance - Director Compensation", "Corporate Governance - Compensation Committee Interlocks and Insider Participation" and "Executive Compensation - Compensation and Governance Committee Report" in the Proxy Statement for our 2014 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated herein by reference to the section entitled "Stock Ownership Information" in the Proxy Statement for its 2014 Annual Meeting of Stockholders.

The following table summarizes share and exercise price information about Express' equity compensation plan as of February 1, 2014.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,124,636	19.12	9,476,609
Equity compensation plans not approved by security holders	—	—	—
Total	3,124,636	19.12	9,476,609

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated herein by reference to the sections entitled "Related Person Transactions" and "Corporate Governance - Director Independence" in the Proxy Statement for our 2014 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated herein by reference to the section entitled "Audit Committee - Principal Accountant Fees and Services" in the Proxy Statement for our 2014 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    (1) Consolidated Financial Statements

The following consolidated financial statements of Express, Inc. and its subsidiaries are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP

Consolidated Balance Sheets as of February 1, 2014 and February 2, 2013

Consolidated Statements of Income and Comprehensive Income for the years ended February 1, 2014, February 2, 2013, and January 28, 2012

Consolidated Statements of Changes in Stockholders' Equity for the years ended February 1, 2014, February 2, 2013, and January 28, 2012

Consolidated Statements of Cash Flows for the years ended February 1, 2014, February 2, 2013, and January 28, 2012

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

10.4+	Form of Employment Agreement (incorporated by reference to Exhibit 10.9 to the Express S-1, filed with the SEC on March 25, 2010).
10.5+	Form of Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on June 6, 2013).
10.6+	Form of Amended and Restated Severance Agreement (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed with the SEC on June 6, 2013).
10.7+
Amended and Restated Express, Inc. 2010 Incentive Compensation Plan (incorporated by reference to Appendix B to Express Inc.'s definitive proxy statement on Schedule 14A, filed with the SEC on April 30, 2012).

10.8+	Amendment No. 1 to Express, Inc. 2010 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on June 3, 2011).
10.9+	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Express S-1, filed with the SEC on April 30, 2010).

10.11+	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.17 to the Express S-1, filed with the SEC on April 30, 2010).
10.12+	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.19 to the Express S-1, filed with the SEC on April 30, 2010).
10.13+	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.13 to the Express S-1, filed with the SEC on April 30, 2010).
10.14+	Form of Cash Performance Award (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on June 6, 2013).
10.15+	Form of Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on June 6, 2013).
10.16+	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on June 6, 2013).
10.17	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.22 to the Express S-1, filed with the SEC on April 30, 2010).
10.18	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on January 5, 2011).
10.19
Form of Letter Agreement by and among Limited Brands, Inc., Express, Inc., Express Topco LLC, Express Holding, LLC, Express, LLC, Express Finance Corp. and Express GC, LLC (incorporated by reference to Exhibit 10.23 to the Express S-1, filed with the SEC on April 30, 2010).

10.20
Form of Letter Agreement by and among Golden Gate Private Equity, Inc., Express, Inc., Express Topco LLC, Express Holding, LLC, Express, LLC, Express Finance Corp. and Express GC, LLC (incorporated by reference to Exhibit 10.24 to the Express S-1, filed with the SEC on April 30, 2010).

10.21+
Letter Agreement, dated as of April 28, 2010, between Michael F. Devine, III and Express Parent LLC (incorporated by reference to Exhibit 10.26 to the Express S-1, filed with the SEC on April 30, 2010).

10.22+
Letter Agreement, dated as of July 23, 2010, between Mylle H. Mangum and Express, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on August 3, 2010).

10.23+	Offer Letter, dated July 29, 2011, from Express, LLC to Dominic Paul Dascoli (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on September 23, 2011).
10.24
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

Date:	April 1, 2014	EXPRESS, INC.

		By:	/s/ D. Paul Dascoli
D. Paul Dascoli
Senior Vice President, Chief Financial Officer and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 1, 2014	By:	/s/ Michael A. Weiss
Michael A. Weiss, Chief Executive Officer,
Chairman of the Board, and Director

Date:	April 1, 2014	By:	/s/ D. Paul Dascoli
D. Paul Dascoli, Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date:	April 1, 2014	By:	/s/ Michael G. Archbold
Michael G. Archbold, Director

Date:	April 1, 2014	By:	/s/ Sona Chawla
Sona Chawla, Director

Date:	April 1, 2014	By:	/s/ Michael F. Devine
Michael F. Devine, III, Director

Date:	April 1, 2014	By:	/s/ Theo Killion
Theo Killion, Director

Date:	April 1, 2014	By:	/s/ Mylle H. Mangum
Mylle H. Mangum, Director

Date:	April 1, 2014	By:	/s/ Peter S. Swinburn
Peter S. Swinburn, Director