Form 10-Q
period 2014-05-03
EXPRESS, INC.
filed 2014-06-11
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 3, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock was 84,246,417 as of May 31, 2014.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q ("Quarterly Report") contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	changes in consumer spending and general economic conditions;

•	our ability to identify and respond to new and changing fashion trends, customer preferences, and other related factors;

•	fluctuations in our sales and results of operations on a seasonal basis and due to a variety of other factors;

•	significant competition from other retailers;

•	the success of the malls and shopping centers in which our stores are located and customer traffic;

•	our dependence on a strong brand image;

•	our ability to develop and maintain a reliable omni-channel experience for our customers;

•	our reliance on information systems and any failure, inadequacy, interruption or security failure of those systems;

•	our ability to protect our customer data from fraud or theft;

•	our dependence upon independent third parties to manufacture all of our merchandise;

•	the availability constraints and price volatility of raw materials and labor used to manufacture our products;

•	interruptions of the flow of merchandise from international manufacturers causing disruptions in our supply chain;

•	shortages of inventory, delayed shipments to our online customers, and harm to our reputation due to distribution difficulties or shut-down of distribution facilities;

•	our reliance upon independent third-party transportation providers for substantially all of our product shipments;

•	our dependence upon key executive management;

•	our growth strategy, including our new store growth, e-commerce, and international expansion plans;

•	our leasing substantial amounts of space;

•	our reliance on third parties to provide us with certain key services for our business;

•	claims made against us resulting in litigation;

•	changes in laws and regulations applicable to our business;

•	our ability to protect our trademarks or other intellectual property rights;

•	our substantial indebtedness and lease obligations;

•	restrictions imposed by our indebtedness on our current and future operations and our ability to pay dividends and repurchase shares of common stock;

•	fluctuations in energy costs;

•	changes in taxation requirements or the results of tax audits; and

•	impairment charges on long-lived assets.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. For the discussion of these risks and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 1, 2014 ("Annual Report"), filed with the Securities and Exchange Commission (“SEC”) on April 1, 2014. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as otherwise required by law.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	May 3, 2014	February 1, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$250,208	$311,884
Receivables, net	20,326	17,384
Inventories	235,033	212,510
Prepaid minimum rent	28,389	28,554
Other	20,302	13,129
Total current assets	554,258	583,461

PROPERTY AND EQUIPMENT	795,619	767,661
Less: accumulated depreciation	(400,256)	(391,539)
Property and equipment, net	395,363	376,122

TRADENAME/DOMAIN NAME	197,812	197,812
DEFERRED TAX ASSETS	17,558	17,558
OTHER ASSETS	7,153	7,717
Total assets	$1,172,144	$1,182,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$151,861	$154,736
Deferred revenue	23,278	28,436
Accrued bonus	84	694
Accrued expenses	89,487	115,341
Total current liabilities	264,710	299,207

LONG-TERM DEBT	199,257	199,170
DEFERRED LEASE CREDITS	117,962	114,509
OTHER LONG-TERM LIABILITIES	107,120	95,215
Total liabilities	689,049	708,101

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 90,327 shares and 89,859 shares issued at May 3, 2014 and February 1, 2014, respectively, and 84,242 shares and 83,966 shares outstanding at May 3, 2014 and February 1, 2014, respectively	903	899
Additional paid-in capital	136,842	130,511
Accumulated other comprehensive loss	(346)	(728)
Retained earnings	453,543	448,460
Treasury stock – at average cost; 6,085 shares and 5,893 shares at May 3, 2014 and February 1, 2014, respectively	(107,847)	(104,573)
Total stockholders’ equity	483,095	474,569
Total liabilities and stockholders’ equity	$1,172,144	$1,182,670
See notes to unaudited consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
NET SALES	$460,652	$509,362
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	323,279	338,585
Gross profit	137,373	170,777
OPERATING EXPENSES:
Selling, general, and administrative expenses	122,860	112,623
Other operating income, net	(478)	(540)
Total operating expenses	122,382	112,083

OPERATING INCOME	14,991	58,694

INTEREST EXPENSE, NET	5,897	4,805
OTHER (INCOME) EXPENSE, NET	(25)	229
INCOME BEFORE INCOME TAXES	9,119	53,660
INCOME TAX EXPENSE	4,036	21,223
NET INCOME	$5,083	$32,437

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	382	70
COMPREHENSIVE INCOME	$5,465	$32,507

EARNINGS PER SHARE:
Basic	$0.06	$0.38
Diluted	$0.06	$0.38

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	84,005	85,095
Diluted	84,424	85,490
See notes to unaudited consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,083	$32,437
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	19,494	17,441
Loss on disposal of property and equipment	65	64
Impairment charge	785	—
Excess tax benefit from share-based compensation	—	(1)
Share-based compensation	6,336	5,011
Landlord allowance amortization	(3,047)	(2,212)
Changes in operating assets and liabilities:
Receivables, net	(2,923)	287
Inventories	(22,453)	(11,296)
Accounts payable, deferred revenue, and accrued expenses	(33,371)	(44,776)
Other assets and liabilities	(1,156)	8,406
Net cash (used in) provided by operating activities	(31,187)	5,361

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(26,937)	(16,853)
Net cash used in investing activities	(26,937)	(16,853)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligation	(402)	(15)
Excess tax benefit from share-based compensation	—	1
Proceeds from share-based compensation	—	1,082
Repurchase of common stock	(3,274)	(1,785)
Net cash used in financing activities	(3,676)	(717)

EFFECT OF EXCHANGE RATE ON CASH	124	126

NET DECREASE IN CASH AND CASH EQUIVALENTS	(61,676)	(12,083)
CASH AND CASH EQUIVALENTS, Beginning of period	311,884	256,297
CASH AND CASH EQUIVALENTS, End of period	$250,208	$244,214
See notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
(unaudited)

1. Description of Business and Basis of Presentation
Business Description

Express, Inc., together with its subsidiaries ("Express" or the "Company"), is a specialty apparel and accessories retailer of women's and men's merchandise, targeting the 20 to 30 year old customer. Express merchandise is sold through retail and factory outlet stores and the Company's website, www.express.com. As of May 3, 2014, Express operated 611 primarily mall-based retail stores in the United States, Canada, and Puerto Rico as well as 17 factory outlet stores. Additionally, the Company earned revenue from 26 franchise stores in the Middle East and Latin America. These franchise stores are operated by franchisees pursuant to franchise agreements. Under the franchise agreements, the franchisees operate stores that sell Express-branded apparel and accessories purchased directly from the Company.

Fiscal Year

The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. References herein to "2014" and "2013" represent the 52-week period ended January 31, 2015 and the 52-week period ended February 1, 2014, respectively. All references herein to “the first quarter of 2014” and “the first quarter of 2013” represent the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for 2014. Therefore, these statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended February 1, 2014, included in the Company's Annual Report on Form 10-K, filed with the SEC on April 1, 2014.

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

Reclassifications and Revisions

Certain prior period amounts have been reclassified or revised to conform to the current period presentation. This includes a revision to reclassify sell-off revenue from "Cost of Goods Sold, Buying and Occupancy Costs" to "Net Sales" in the amount of$0.8 million for the thirteen weeks ended May 4, 2013. This revision did not impact the Company's reported gross profit, net earnings, earnings per share, or cash flows for the prior period. The Company has assessed the related error and concluded that it was was not material to the Company's previously issued interim consolidated financial statements.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09,  ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. We are evaluating the new standard, but do not, at this time, anticipate a material impact to the financial statements once implemented.

2. Segment Reporting
The Company defines an operating segment on the same basis that it uses to evaluate performance internally. The Company has determined that, together, its Chief Executive Officer, President, and its Chief Operating Officer are the Chief Operating Decision Maker and that there is one operating segment. Therefore, the Company reports results as a single segment, which includes the operation of its Express brick-and-mortar retail and outlet stores, e-commerce operations, and franchise operations.

The following is information regarding the Company's major product categories and sales channels:

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
	(in thousands)
Apparel	$402,884	$445,214
Accessories and other	49,805	56,065
Other revenue	7,963	8,083
Total net sales	$460,652	$509,362

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
	(in thousands)
Stores	$383,658	$430,557
E-commerce	69,031	70,722
Other revenue	7,963	8,083
Total net sales	$460,652	$509,362
Other revenue consists primarily of shipping and handling revenue related to e-commerce activity, revenue from franchise agreements, sell-off revenue, and gift card breakage.
Revenue and long-lived assets relating to the Company's international operations for the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively, were not material for any period presented and, therefore, are not reported separately from domestic revenue or long-lived assets.

3. Earnings Per Share
The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share:

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
	(in thousands)
Weighted-average shares - basic	84,005	85,095
Dilutive effect of stock options, restricted stock units, and restricted stock	419	395
Weighted-average shares - diluted	84,424	85,490

Equity awards representing 3.8 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen weeks ended May 3, 2014, as the inclusion of these awards would have been anti-dilutive. Equity awards representing 2.8 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen weeks ended May 4, 2013, as the inclusion of these awards would have been anti-dilutive.

Additionally, for the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively, there were 0.5 million shares excluded from the computation of diluted weighted average shares because the number of shares that will ultimately be issued is contingent on the Company's performance compared to pre-established annual performance goals.
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
The following table presents the Company's assets measured at fair value on a recurring basis as of May 3, 2014 and February 1, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.

	May 3, 2014
	Level 1	Level 2	Level 3
	(in thousands)
U.S. treasury securities money market funds	$218,857	$—	$—

	February 1, 2014
	Level 1	Level 2	Level 3
	(in thousands)
U.S. treasury securities money market funds	$290,361	$—	$—
The carrying amounts reflected on the unaudited Consolidated Balance Sheets for cash, cash equivalents, receivables, prepaid expenses, and payables as of May 3, 2014 and February 1, 2014 approximated their fair values.
5. Intangible Assets
The following table provides the significant components of intangible assets:

	May 3, 2014
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename	$196,144	$—	$196,144
Internet domain name/trademark	1,668	—	1,668
Net favorable lease obligations/other	20,175	19,301	874
	$217,987	$19,301	$198,686

	February 1, 2014
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename	$196,144	$—	$196,144
Internet domain name/trademark	1,668	—	1,668
Net favorable lease obligations/other	20,175	19,106	1,069
	$217,987	$19,106	$198,881
The Company's tradename, internet domain name, and trademark have indefinite lives. Net favorable lease obligations and other intangibles are amortized over a period between 5 and 9 years and are included in other assets on the unaudited Consolidated Balance Sheets. Amortization expense totaled $0.2 million during the thirteen weeks ended May 3, 2014 and $0.3 million during the thirteen weeks ended May 4, 2013.

6. Income Taxes

The provision for income taxes is based on a current estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. The Company's effective income tax rate may fluctuate from quarter to quarter as a result of factors including changes in the Company's assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items, and the mix of earnings.

The Company's effective tax rate was 44.3% and 39.6% for the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively. The current quarter effective tax rate was adversely impacted by nondeductible stock based compensation expense and was partially offset by a tax benefit recognized upon the expiration of the statute of limitations applicable to an unrecognized tax benefit.
7. Lease Financing Obligations

In certain lease arrangements, the Company is involved in the construction of the building. To the extent the Company is involved in the construction of structural improvements or takes construction risk prior to commencement of a lease, it is deemed the owner of the project for accounting purposes. Therefore, the Company records an asset in property and equipment on the unaudited Consolidated Balance Sheets, including any capitalized interest costs, and related liabilities in accrued interest and lease financing obligations in Other Long-Term liabilities on the unaudited Consolidated Balance Sheets, for the replacement cost of the Company's portion of the pre-existing building plus the amount of construction costs incurred by the landlord as of the balance sheet date. Once construction is complete, the Company considers the requirements for sale-leaseback treatment, including the transfer of all risks of ownership back to the landlord, and whether the Company has any continuing involvement in the leased property. If the arrangement does not qualify for sale-leaseback treatment, the building assets subject to these obligations remain on the unaudited Company's Consolidated Balance Sheets at their historical cost, and such assets are depreciated over their remaining useful lives. The replacement cost of the pre-existing building, as well as the costs of construction paid by the landlord, are recorded as lease financing obligations, and a portion of the lease payments are applied as payments of principal and interest. The interest rate selected for lease financing obligations is evaluated at lease inception based on the Company's incremental borrowing rate. At the end of the initial lease term, should the Company decide not to renew the lease, the Company would reverse equal amounts of the remaining net book value of the assets and the corresponding lease financing obligations. The initial lease terms related to these lease arrangements are expected to expire in 2023 and 2030. As of May 3, 2014 and February 1, 2014 there was $75.2 million and $63.2 million, respectively, of landlord funded construction, the replacement cost of pre-existing property, and capitalized interest in property and equipment on the unaudited Consolidated Balance Sheets. There was also $74.6 million and $63.0 million of lease financing obligations as of May 3, 2014 and February 1, 2014, respectively, in other long-term liabilities on the unaudited Consolidated Balance Sheets. The transactions involving the initial recording of these assets and liabilities are classified as non-cash items for purposes of the unaudited Consolidated Statements of Cash Flows.

Rent expense relating to the land is recognized on a straight-line basis once construction begins. The Company does not report rent expense for the portion of the rent payment determined to be related to the lease obligations which are owned for accounting purposes. Rather, this portion of the rent payment under the lease is recognized as a reduction of the lease financing obligations and as interest expense.

8. Debt
Borrowings outstanding consisted of the following:

	May 3, 2014	February 1, 2014
	(in thousands)
8 3/4% Senior Notes	$200,850	$200,850
Debt discount on Senior Notes	(1,593)	(1,680)
Total long-term debt	$199,257	$199,170

Revolving Credit Facility

On July 29, 2011, Express Holding, LLC, a wholly-owned subsidiary ("Express Holding"), and its subsidiaries entered into an Amended and Restated $200.0 million secured Asset-Based Credit Facility ("Revolving Credit Facility"). As of May 3, 2014, there were no borrowings outstanding and approximately $198.0 million available under the Revolving Credit Facility.

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
Fair Value of Debt
The fair value of the Senior Notes was estimated using a number of factors, such as recent trade activity, size, timing, and yields of comparable bonds and is, therefore, within Level 2 of the fair value hierarchy. As of May 3, 2014, the estimated fair value of the Senior Notes was $209.4 million.
Letters of Credit
The Company may enter into various trade letters of credit ("trade LCs") in favor of certain vendors to secure merchandise. These trade LCs are issued for a defined period of time, for specific shipments, and generally expire 3 weeks after the merchandise shipment date. As of May 3, 2014 and February 1, 2014, there were no outstanding trade LCs. Additionally, the Company enters into stand-by letters of credit ("stand-by LCs") on an as-needed basis to secure merchandise and fund other general and administrative costs. As of both May 3, 2014 and February 1, 2014, outstanding stand-by LCs totaled $2.0 million.

9. Share-Based Compensation

The Company records the fair value of share-based payments to employees in the unaudited Consolidated Statements of Income and Comprehensive Income as compensation expense, net of forfeitures, over the requisite service period.

Share-Based Compensation Plans

The following summarizes our share-based compensation expense:

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
	(in thousands)
Restricted stock units and restricted stock	$2,903	$2,778
Stock options	3,433	2,232
Restricted shares (equity issued pre-IPO)	—	1
Total share-based compensation	$6,336	$5,011

The stock compensation related income tax benefit recognized by the Company during the thirteen weeks ended May 3, 2014, and May 4, 2013 was $3.2 million and $1.9 million, respectively.

Stock Options

During the thirteen weeks ended May 3, 2014, the Company granted stock options under the Amended and Restated Express, Inc. 2010 Incentive Compensation Plan (the "2010 Plan"). The fair value of the stock options is determined using the Black-Scholes-Merton option-pricing model as described later in this note. Stock options granted in 2014 under the 2010 Plan vest 25% per year over four years and have a 10 year contractual life; however, options granted to the Chief Executive Officer in prior years vest ratably over three years. The expense for stock options is recognized using the straight-line attribution method.
The Company's activity with respect to stock options during the thirteen weeks ended May 3, 2014 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding, February 1, 2014	3,234	$18.85
Granted	378	$15.86
Exercised	—	$—
Forfeited or expired	(29)	$20.50
Outstanding, May 3, 2014	3,583	$18.52	7.5	$175
Expected to vest at May 3, 2014	1,436	$18.23	8.3	$125
Exercisable at May 3, 2014	2,067	$18.76	6.9	$44
The following provides additional information regarding the Company's stock options:

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
	(in thousands, except per share amounts)
Weighted average grant date fair value of options granted (per share)	$8.57	$9.27
Total intrinsic value of options exercised	$—	$93
As of May 3, 2014, there was approximately $9.8 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of approximately 1.7 years.

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
The following assumptions were used in estimating the fair value of the stock options on the date of the grant:

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Risk-free interest rate (1)	1.90%	1.06%
Price Volatility (2)	54.7%	56.0%
Expected term (years) (3)	6.25	6.19
Dividend yield (4)	—	—

(1)	Represents the yield on U.S. Treasury securities with a term consistent with the expected term of the stock options.

(2)
Beginning in May 2012, the Company began using its own volatility in addition to the historical volatility of selected comparable companies in the determination of expected volatility. Comparable companies were selected primarily based on industry, stage of life cycle, and size. The historical lookback period is consistent with the expected term of the stock options.

(3)
Calculated utilizing the “simplified” methodology prescribed by Staff Accounting Bulletin No. 107 due to the lack of historical exercise data necessary to provide a reasonable basis upon which to estimate the term.

(4)	The Company does not currently plan on paying regular dividends.
Restricted Stock Units and Restricted Stock
During the thirteen weeks ended May 3, 2014, the Company granted restricted stock units (“RSUs”) under the 2010 Plan, including 0.5 million RSUs with performance conditions. The fair value of RSUs is determined based on the Company's stock price on the grant date. The expense for RSUs without performance conditions is recognized using the straight-line attribution method. The expense for RSUs with performance conditions is recognized using the graded vesting method based on the expected achievement of the performance conditions. The RSUs with performance conditions are also subject to time-based vesting. One-half of the RSUs earned based on the achievement of performance criteria vest on the second anniversary of the date of the grant and the remainder vest on the third anniversary of the date of the grant. RSUs without performance conditions vest ratably over four years.

The Company's activity with respect to RSUs and restricted stock for the thirteen weeks ended May 3, 2014 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value Per Share
	(in thousands, except per share amounts)
Unvested, February 1, 2014	1,487	$19.29
Granted*	685	$15.87
Vested	(496)	$19.44
Forfeited	(10)	$19.04
Unvested, May 3, 2014	1,666	$17.85
*There were approximately 0.5 million RSUs with two-year performance conditions granted in the first quarter of 2014. None of these RSUs are currently included as granted in the table above. The number of performance based RSUs that ultimately are earned may vary from 0% to 125% of target depending on the achievement of predefined operating targets.
The total fair value/intrinsic value of RSUs and restricted stock that vested during the thirteen weeks ended May 3, 2014 was $9.6 million. As of May 3, 2014, there was approximately $21.7 million of total unrecognized compensation expense related to unvested RSUs and restricted stock which is expected to be recognized over a weighted-average period of approximately 2.0 years.

10. Commitments and Contingencies
During 2013 and 2014, the Company received letters from two individuals claiming that it unlawfully collected their zip codes in connection with a retail purchase made at a Massachusetts store and thereafter used that information to send them unwanted marketing materials. These letters indicate that the individuals may file suit on behalf of a class of customers whose zip codes were collected and recorded at Company stores in Massachusetts in connection with credit card purchases, and claims that the
Company used the collected zip code data to obtain customers’ addresses for purposes of mailing them unwanted advertising material. These letters further seek monetary damages pursuant to a claim under Chapter 93A of the General Laws of Massachusetts. In the first quarter of 2014, after providing the claimants with information about the Company's collection practices, the Company received notice that one of the claimants will not pursue the claims previously alleged against the Company. The other claimant has not yet responded. The Company believes the allegations in the letters are without merit and intends to vigorously defend against any claims that are filed in court. Due to the uncertainties of litigation, it is reasonably possible that the Company may incur a loss related to these potential suits. However, the amount of such loss, if any, cannot be estimated as of the date these financial statements are issued.

From time to time the Company is subject to various claims and contingencies arising in the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company's results of operations, financial condition, or cash flows.

11. Guarantor Subsidiaries
On March 5, 2010, Express, LLC and Express Finance (the “Subsidiary Issuers”), both 100% owned indirect subsidiaries of Express, Inc., issued the Senior Notes. Express, Inc. (“Guarantor”) and certain of its indirect 100% owned subsidiaries (“Guarantor Subsidiaries”) have guaranteed, on a joint and several basis, the obligations under the Senior Notes. The guarantees are not full and unconditional because Guarantor Subsidiaries can be released and relieved of their obligations under certain customary circumstances contained in the indenture governing the Senior Notes. These circumstances include the following, so long as other applicable provisions of the indenture are adhered to: any sale or other disposition of all or substantially all of the assets of any Guarantor Subsidiary, any sale or other disposition of capital stock of any Guarantor Subsidiary, or designation of any restricted subsidiary that is a Guarantor Subsidiary as an unrestricted subsidiary.
The following consolidating schedules present the condensed financial information on a combined basis.

EXPRESS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Amounts in thousands)
(Unaudited)

	May 3, 2014
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$1,914	$210,873	$29,606	$7,815	$—	$250,208
Receivables, net	—	11,345	8,081	900	—	20,326
Inventories	—	15,743	215,213	4,077	—	235,033
Prepaid minimum rent	—	578	26,582	1,229	—	28,389
Intercompany receivable	—	—	92,026	5,784	(97,810)	—
Intercompany loan receivable	—	2,173	—	—	(2,173)	—
Other	329	46,516	5,404	85	(32,032)	20,302
Total current assets	2,243	287,228	376,912	19,890	(132,015)	554,258
Property and equipment, net	—	59,245	317,598	18,520	—	395,363
Tradename/domain name	—	197,812	—	—	—	197,812
Investment in subsidiary	480,191	430,436	—	474,407	(1,385,034)	—
Deferred tax assets	661	6,637	10,181	79	—	17,558
Other assets	—	5,929	1,217	7	—	7,153
Total assets	$483,095	$987,287	$705,908	$512,903	$(1,517,049)	$1,172,144
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$149,014	$2,267	$580	$—	$151,861
Deferred revenue	—	949	22,168	161	—	23,278
Accrued bonus	—	—	84	—	—	84
Accrued expenses	—	34,382	85,871	1,266	(32,032)	89,487
Intercompany payable	—	97,810	—	—	(97,810)	—
Intercompany loan payable	—	—	—	2,173	(2,173)	—
Total current liabilities	—	282,155	110,390	4,180	(132,015)	264,710
Long-term debt	—	199,257	—	—	—	199,257
Deferred lease credits	—	4,710	106,234	7,018	—	117,962
Other long-term liabilities	—	26,758	80,362	—	—	107,120
Total liabilities	—	512,880	296,986	11,198	(132,015)	689,049
Commitments and Contingencies (Note 10)
Total stockholders’ equity	483,095	474,407	408,922	501,705	(1,385,034)	483,095
Total liabilities and stockholders’ equity	$483,095	$987,287	$705,908	$512,903	$(1,517,049)	$1,172,144

EXPRESS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Amounts in thousands)
(Unaudited)

	February 1, 2014
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$1,984	$283,707	$19,631	$6,562	$—	$311,884
Receivables, net	—	10,410	5,880	1,094	—	17,384
Inventories	—	15,928	192,762	3,820	—	212,510
Prepaid minimum rent	—	689	26,658	1,207	—	28,554
Intercompany receivable	—	—	114,258	5,784	(120,042)	—
Intercompany loan receivable	—	28,080	—	—	(28,080)	—
Other	237	8,523	4,552	54	(237)	13,129
Total current assets	2,221	347,337	363,741	18,521	(148,359)	583,461
Property and equipment, net	—	56,922	301,684	17,516	—	376,122
Tradename/domain name	—	197,812	—	—	—	197,812
Investment in subsidiary	471,687	393,156	—	465,902	(1,330,745)	—
Deferred tax assets	661	6,637	10,182	78	—	17,558
Other assets	—	6,295	1,416	6	—	7,717
Total assets	$474,569	$1,008,159	$677,023	$502,023	$(1,479,104)	$1,182,670
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$150,420	$2,873	$1,443	$—	$154,736
Deferred revenue	—	1,004	27,264	168	—	28,436
Accrued bonus	—	—	694	—	—	694
Accrued expenses	—	40,087	74,465	1,026	(237)	115,341
Intercompany payable	—	120,042	—	—	(120,042)	—
Intercompany loan payable	—	—	—	28,080	(28,080)	—
Total current liabilities	—	311,553	105,296	30,717	(148,359)	299,207
Long-term debt	—	199,170	—	—	—	199,170
Deferred lease credits	—	4,963	103,129	6,417	—	114,509
Other long-term liabilities	—	26,571	68,644	—	—	95,215
Total liabilities	—	542,257	277,069	37,134	(148,359)	708,101
Commitments and Contingencies (Note 10)
Total stockholders’ equity	474,569	465,902	399,954	464,889	(1,330,745)	474,569
Total liabilities and stockholders’ equity	$474,569	$1,008,159	$677,023	$502,023	$(1,479,104)	$1,182,670

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended May 3, 2014
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated Total
Net sales	$—	$217,550	$452,275	$7,512	$(216,685)	$460,652
Cost of goods sold, buying and occupancy costs	—	171,769	363,264	4,931	(216,685)	323,279
Gross profit	—	45,781	89,011	2,581	—	137,373
Selling, general, and administrative expenses	71	45,520	74,854	2,415	—	122,860
Other operating expense (income), net	—	20	(498)	—	—	(478)
Operating (loss) income	(71)	241	14,655	166	—	14,991
Interest expense, net	—	5,342	555	—	—	5,897
(Income) loss in subsidiary	(5,126)	(8,514)	—	(5,126)	18,766	—
Other income, net	—	—	—	(25)	—	(25)
Income (loss) before income taxes	5,055	3,413	14,100	5,317	(18,766)	9,119
Income tax (benefit) expense	(28)	(1,713)	5,701	76		4,036
Net income (loss)	$5,083	$5,126	$8,399	$5,241	$(18,766)	$5,083
Foreign currency translation	382	382	—	764	(1,146)	382
Comprehensive income (loss)	$5,465	$5,508	$8,399	$6,005	$(19,912)	$5,465

	Thirteen Weeks Ended May 4, 2013
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated Total
Net sales	$—	$227,993	$497,739	$6,862	$(223,232)	$509,362
Cost of goods sold, buying and occupancy costs	—	151,572	405,953	4,315	(223,255)	338,585
Gross profit	—	76,421	91,786	2,547	23	170,777
Selling, general, and administrative expenses	112	38,294	71,804	2,412	1	112,623
Other operating income, net	—	—	(562)	—	22	(540)
Operating (loss) income	(112)	38,127	20,544	135	—	58,694
Interest expense, net	—	5,262	(469)	12	—	4,805
(Income) loss in subsidiary	(32,505)	(12,614)	—	(32,505)	77,624	—
Other expense, net	—	—	—	229	—	229
Income (loss) before income taxes	32,393	45,479	21,013	32,399	(77,624)	53,660
Income tax (benefit) expense	(44)	12,974	8,293	—	—	21,223
Net income (loss)	$32,437	$32,505	$12,720	$32,399	$(77,624)	$32,437
Foreign currency translation	70	70	—	140	(210)	70
Comprehensive income (loss)	$32,507	$32,575	$12,720	$32,539	$(77,834)	$32,507

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended May 3, 2014
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated Total
Operating Activities
Net cash (used in) provided by operating activities	$(70)	$(59,327)	$28,023	$187	$—	$(31,187)
Investing Activities
Capital expenditures	—	(7,922)	(18,048)	(967)	—	(26,937)
Distributions received	3,274	—	—	3,274	(6,548)	—
Net cash provided by (used in) investing activities	3,274	(7,922)	(18,048)	2,307	(6,548)	(26,937)
Financing Activities
Payments on capital lease obligation	—	(402)	—	—	—	(402)
Repurchase of common stock	(3,274)	—	—	—	—	(3,274)
Borrowings under intercompany loan	—	(1,909)	—	1,909	—	—
Distributions paid	—	(3,274)	—	(3,274)	6,548	—
Net cash (used in) provided by financing activities	(3,274)	(5,585)	—	(1,365)	6,548	(3,676)

Effect of exchange rate on cash	—	—	—	124	—	124

Net (decrease) increase in cash and cash equivalents	(70)	(72,834)	9,975	1,253	—	(61,676)
Cash and cash equivalents, beginning of period	1,984	283,707	19,631	6,562	—	311,884
Cash and cash equivalents, end of period	$1,914	$210,873	$29,606	$7,815	$—	$250,208

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended May 4, 2013
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated Total
Operating Activities
Net cash provided by (used in) operating activities	$1,739	$(5,805)	$9,120	$307	$—	$5,361
Investing Activities
Capital expenditures	—	(6,224)	(9,213)	(1,416)	—	(16,853)
Net cash used in investing activities	—	(6,224)	(9,213)	(1,416)	—	(16,853)
Financing Activities
Payments on capital lease obligation	—	(15)	—	—	—	(15)
Excess tax benefit from share-based compensation	—	1	—	—	—	1
Proceeds from share-based compensation	1,082	—	—	—	—	1,082
Repayment of intercompany loan	—	1,972	—	(1,972)	—	—
Borrowings under intercompany loan	—	(1,774)	—	1,774	—	—
Repurchase of common stock	(1,785)	—	—	—	—	(1,785)
Net cash (used in) provided by financing activities	(703)	184	—	(198)	—	(717)

Effect of exchange rate on cash	—	—	—	126	—	126

Net increase (decrease) in cash and cash equivalents	1,036	(11,845)	(93)	(1,181)	—	(12,083)
Cash and cash equivalents, beginning of period	938	230,174	22,924	2,261	—	256,297
Cash and cash equivalents, end of period	$1,974	$218,329	$22,831	$1,080	$—	$244,214

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of the Company as of the dates and for the periods presented below. The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended February 1, 2014 and our unaudited Consolidated Financial Statements and the related notes included in Item 1 of this Quarterly Report. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors. See “Forward-Looking Statements.”

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

The challenging retail environment, which included decreased traffic and heightened promotional activity, continued into the first quarter of 2014. Comparable sales decreased 11% and both net income and earnings per share decreased 84% compared to the first quarter of 2013. We believe that a portion of this can be attributed to the difficult macro retail environment, but there were also certain product offerings that did not resonate with our customers, particularly in our women's business. We are committed to identifying and fixing these areas and to making progress against our four growth pillars, including improving our sales and gross margins. In addition, we have undertaken a comprehensive review of our operations and expense structure and determined that certain changes can be implemented to reduce costs without materially impacting business operations. We expect savings from these reductions, as well as one-time costs associated with their implementation, to result in approximately $15 million of cost savings in 2014 and approximately $18 million of annual cost savings going forward.

Our first quarter 2014 results and near term plans with respect to our previously mentioned growth pillars are described below.

Improve Productivity of Our Retail Stores
For the first quarter of 2014, comparable sales (excluding e-commerce sales) were down 12% compared to the first quarter of 2013. Net sales per average gross square foot decreased from $344 for the twelve months ended May 4, 2013 to $328 for the twelve months ended May 3, 2014. Net sales per average gross square foot is determined by dividing net sales (excluding e-commerce sales, shipping and handling revenue related to e-commerce, gift card breakage, sell-off revenue, and franchise revenue) for the period by average gross square feet in operation during the period. Reversing these declines is a primary focus for us. See "Results of Operations" below for additional information.

Optimization and Strategic Expansion of Our Store Base
In the first quarter of 2014, we opened three new Company-operated retail stores, including one flagship store in New York City's Times Square. We opened 17 factory outlet stores in the United States, of which 15 were converted from existing retail locations during the quarter. We recently completed a review of our store base and plan to close approximately 50 stores over the next 36 months, primarily when these stores' leases expire. We expect those closures to result in additional annual operating income of $5 to $8 million beginning in 2015 depending upon the amount of sales that transfer to other stores and e-commerce.

As of May 3, 2014, we operated 628 locations, which included the aforementioned 17 factory outlet stores, compared to 620 locations at May 4, 2013. During the remainder of 2014, we expect to open an additional six retail stores, including one in Canada, and 18 factory outlet stores, including two additional conversions from existing retail locations, in the United States, while closing approximately eight retail stores in the United States.

Expand Our e-Commerce Platform
In the first quarter of 2014, our e-commerce sales decreased 2% compared to the first quarter of 2013. The decrease in e-commerce sales in the first quarter of 2014 was the result of decreased traffic to our website, which is consistent with the decreased traffic at our retail locations. In addition, we were up against a significant 48% increase in the first quarter of 2013. As we continue in 2014, our focus will remain on improving our overall customer shopping experience with focus on our mobile and tablet discovery and social efforts while optimizing the overall search and checkout process. We plan to accomplish this through improved mobile web shopping optimization , additional capabilities in our mobile app experience and by making significant enhancements to our website with a focus on the shopping cart and checkout. We believe these improvements will make it easier for customers to find and buy the fashion looks and basics they desire. E-commerce sales represented 15% of our total net sales in the first quarter of 2014.

Expand Internationally
In the first quarter of 2014, we continued our international expansion by opening one additional franchise store in Latin America, and finalized agreements to bring the Express brand to South Africa through a new franchise partner. At quarter end, we were earning revenue from 26 franchise locations, a net increase of eight stores from the first quarter of 2013. During the balance of 2014, we expect two to five additional franchise store locations to open, including one shop-in-shop location in an Edgars department store in South Africa.
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures. These key measures include net sales, comparable sales and other individual store performance factors, gross profit, and selling, general, and administrative expenses.
Net Sales. Net sales reflects revenues from the sale of our merchandise, less returns and discounts, as well as shipping and handling revenue related to e-commerce, gift card breakage, sell-off revenue, and revenue earned from our franchise agreements.
Comparable Sales and Other Individual Store Performance Factors. Comparable sales are calculated based upon stores that were open at least thirteen full months as of the end of the reporting period and includes e-commerce sales and store conversions that do not meet any of the criteria for exclusion that follow. A store is not considered a part of the comparable sales base if the square footage of the store changed by more than 20% due to remodel or relocation activities, or if we execute a phased remodel whereby a portion of the store is under construction and, therefore, that portion of the store is not productive selling space. Under the latter scenario, the store is excluded from comparable sales during the construction period only, and is then considered a comparable store when construction is complete. We also review sales per gross square foot, average unit retail price, units per transaction, average dollar sales per transaction, traffic, and conversion, among other things, to evaluate the performance of individual stores and on a company-wide basis.
Gross Profit. Gross profit is equal to net sales minus cost of goods sold, buying and occupancy costs. Gross margin measures gross profit as a percentage of net sales. Cost of goods sold, buying and occupancy costs includes the direct cost of purchased merchandise, inventory shrinkage, inventory adjustments, inbound freight to our distribution center, and outbound freight to our stores. It also includes merchandising, design, planning and allocation, manufacturing/production costs, occupancy costs related to store operations (such as rent, real estate taxes, landlord charges, common area maintenance, utilities, and depreciation on assets), and all logistics costs associated with our e-commerce business.
 Our cost of goods sold, buying and occupancy costs increase in higher volume quarters because the direct cost of purchased merchandise is tied to sales. Buying and occupancy costs are largely fixed and do not necessarily increase as volume increases. Changes in the mix of our products, such as changes in the proportion of accessories, which are higher margin, may impact our overall cost of goods sold, buying and occupancy costs. We review our inventory levels on an on-going basis in order to identify slow-moving merchandise and generally use markdowns to clear such merchandise. The timing and level of markdowns are driven primarily by seasonality and customer acceptance of our merchandise. We primarily use third-party vendors to dispose of mark-out-of-stock merchandise. The primary drivers of merchandise costs are raw materials, labor in the countries where our merchandise is sourced, and logistics costs associated with transporting our merchandise.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses include all operating costs not included in cost of goods sold, buying and occupancy costs, except for certain items which are included in other operating (income) expense, net, such as proceeds received from insurance claims and gain/loss on disposal of assets. These costs include payroll and other expenses related to operations at our corporate home office, store expenses other than occupancy, and marketing expenses, which primarily include production, direct mail programs, media/print advertising costs, digital video marketing, and e-commerce expenses. With the exception of store payroll, certain marketing expenses, and incentive compensation, these expenses generally are fixed and do not vary proportionally with net sales. As a result, selling, general, and administrative expenses as a percentage of net sales is typically higher in lower volume quarters and lower in higher volume quarters.

Results of Operations
The First Quarter of 2014 Compared to the First Quarter of 2013
The table below sets forth the various line items in the unaudited Consolidated Statements of Income and Comprehensive Income as a percentage of net sales for the first quarter of 2014 and the first quarter of 2013.

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Net sales	100%	100%
Cost of goods sold, buying and occupancy costs	70%	66%
Gross profit	30%	34%
Selling, general, and administrative expenses	27%	22%
Other operating (income) expense, net	—%	—%
Operating income	3%	12%
Interest expense, net	1%	1%
Other expense, net	—%	—%
Income before income taxes	2%	11%
Income tax expense	1%	4%
Net income	1%	6%
Net Sales

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Net sales (in thousands)	$460,652	$509,362
Comparable sales percentage change	(11)%	—%
Comparable sales percentage change (excluding e-commerce sales)	(12)%	(5)%
Gross square footage at end of period (in thousands)	5,456	5,389
Number of:
Stores open at beginning of period	632	625
New retail stores	3	3
New outlet stores	17	—
Retail stores converted to outlets	(15)	—
Closed stores	(9)	(8)
Stores open at end of period	628	620

Net sales decreased approximately $48.7 million, or 10%, compared to the first quarter of 2013. Comparable sales decreased 11% in the first quarter of 2014 compared to the first quarter of 2013. The decreased comparable sales resulted from decreases in store and e-commerce transactions, and in-store average dollar sales per transaction. We attribute these decreases to a continued decrease in traffic, a heavily promotional retail environment, and not executing up to expectations in either style or depth of our inventory. Non-comparable sales increased $2.4 million, driven by new store openings and remodels.

Gross Profit
The following table shows cost of goods sold, buying and occupancy costs and gross profit in dollars for the stated periods:

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
	(in thousands)
Cost of goods sold, buying and occupancy costs	$323,279	$338,585
Gross profit	$137,373	$170,777
The 370 basis point decrease in gross margin, or gross profit as a percentage of net sales, in the first quarter of 2014 compared to the first quarter of 2013 was comprised of a 340 basis point increase in buying and occupancy costs as a percentage of net sales and a reduced merchandise margin of 30 basis points. The increase in buying and occupancy costs was primarily the result of increased depreciation expense, which was impacted by the opening of the two flagship stores as well as an impairment charge of $0.8 million related to certain underperforming stores. In addition, there was an increase in base payroll and stock compensation expense primarily due to additional headcount at our home office and stock compensation expense related to our annual grant of stock-based compensation.
Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars for the stated periods:

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
	(in thousands)
Selling, general, and administrative expenses	$122,860	$112,623

The $10.2 million increase in selling, general, and administrative expenses in the first quarter of 2014 as compared to the first quarter of 2013 was driven by a $7.4 million increase in marketing expense and a $1.5 million increase in payroll. The increase in marketing expense was primarily related to the LED sign at our Times Square store and an increase in digital media spending. The increase in payroll was primarily related to stock compensation expense and additional headcount at our home office to support our growth pillars.
Interest Expense, Net

The following table shows interest expense, net in dollars for the stated periods:

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
	(in thousands)
Interest expense, net	$5,897	$4,805

The $1.1 million increase in interest expense results from the accounting rules related to our flagship stores in New York and San Francisco. These rules require a portion of the rent payments to be allocated to interest expense. We expect the interest expense related to our flagship stores to be approximately $4.0 to $5.0 million in the aggregate for 2014.
Income Tax Expense

The following table shows income tax expense in dollars for the stated periods:

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
	(in thousands)
Income tax expense	$4,036	$21,223

The effective tax rate was 44.3% for the first quarter of 2014 compared to 39.6% for first quarter of 2013. The current quarter effective tax rate was adversely impacted by nondeductible stock based compensation expense and was partially offset by a tax benefit recognized upon the expiration of the statute of limitations applicable to an unrecognized tax benefit.
We anticipate that our effective tax rate will be approximately 40% in 2014.

Liquidity and Capital Resources
General

Our business relies on cash flows from operations as our primary source of liquidity. We do, however, have access to additional liquidity, if needed, through borrowings under our Revolving Credit Facility. Our primary cash needs are for merchandise inventories, payroll, store rent, capital expenditures, and marketing. The most significant components of our working capital are merchandise inventories, accounts payable, and other accrued expenses. Our liquidity position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within three to five days of the related sale, and have up to 75 days to pay certain merchandise vendors and 45 days to pay the majority of our non-merchandise vendors.

We believe that cash generated from operations and the availability of borrowings under our Revolving Credit Facility will be sufficient to meet working capital requirements, anticipated capital expenditures, and scheduled interest payments for at least the next 12 months.
Cash Flow Analysis
A summary of cash provided by or used in operating, investing, and financing activities is shown in the following table:

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
	(in thousands)
(Used in) provided by operating activities	$(31,187)	$5,361
Used in investing activities	(26,937)	(16,853)
Used in financing activities	(3,676)	(717)
Decrease in cash and cash equivalents	(61,676)	(12,083)
Cash and cash equivalents at end of period	$250,208	$244,214

Net Cash (Used in) Provided by Operating Activities
The majority of our operating cash inflows are derived from sales. Our operating cash outflows generally consist of payments to vendors for merchandise, to employees for wages, salaries, and other employee benefits, and to landlords for rent. Operating cash outflows also include payments for income taxes and interest on long-term debt.

Net cash used in operating activities was $31.2 million for the thirteen weeks ended May 3, 2014 compared to $5.4 million of cash provided by operating activities during the thirteen weeks ended May 4, 2013, a decrease of $36.6 million. The decrease in cash provided by operations primarily related to the following:

•
Items included in net income provided $28.7 million of cash for the thirteen weeks ended May 3, 2014 compared to $52.7 million for the thirteen weeks ended May 4, 2013. The decrease in the current year was primarily driven by the decreased performance of the business in the first quarter as previously discussed.

•
In addition to the decrease in cash provided by items included in net income discussed above, there was $59.9 million of cash used due to working capital changes during the thirteen weeks ended May 3, 2014 compared to $47.4 million of cash used in the thirteen weeks ended May 4, 2013. Working capital is subject to cyclical operating needs, the timing of receivable collections and payable and expense payments, and seasonal fluctuations in our operations. The $12.5 million change primarily relates to increased inventory to support our new outlet stores.

 Net Cash Used in Investing Activities
Investing activities consist primarily of capital expenditures for new and remodeled store construction and fixtures, information technology, and home office and design studio renovations.

Net cash used in investing activities totaled $26.9 million for the thirteen weeks ended May 3, 2014 compared to $16.9 million for the thirteen weeks ended May 4, 2013, a $10.0 million increase from the prior year. The increase primarily relates to investments made in information technology projects to further support our growth pillars.

We expect capital expenditures for the remainder of 2014 to be approximately $83.0 million to $88.0 million, primarily driven by new store construction and investments in information technology. These capital expenditures do not include the impact of landlord allowances, which are expected to be approximately $15.0 to $17.0 million for the remainder of 2014.
Net Cash Used in Financing Activities
Net cash used in financing activities totaled $3.7 million for the thirteen weeks ended May 3, 2014 as compared to $0.7 million for the thirteen weeks ended May 4, 2013, an increase of approximately $3.0 million related primarily to stock-based compensation activity. On May 28, 2014, our Board of Directors authorized the repurchase of up to $100 million of our common stock. The repurchase program will be funded using available cash and is expected to be executed during the 18 month period following the authorization.
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
As of May 3, 2014, there were no borrowings outstanding under the Revolving Credit Facility, and we had $198.0 million of availability. We were not subject to the fixed charge coverage ratio covenant in the Revolving Credit Facility at May 3, 2014 because excess availability plus eligible cash collateral exceeded 10% of the borrowing base.
Senior Notes
On March 5, 2010, Express, LLC and Express Finance, as co-issuers, issued $250.0 million of 8 3/4% Senior Notes due 2018 at an offering price of 98.6% of the face value. Interest on the Senior Notes is payable on March 1 and September 1 of each year. Unamortized debt issuance costs outstanding related to the Senior Notes as of May 3, 2014 were $4.9 million. We expect to redeem the remainder of the outstanding Senior Notes in the second quarter of 2014 using proceeds from a new term loan facility.

Contractual Obligations

Our contractual obligations and other commercial commitments did not change materially between February 1, 2014 and May 3, 2014. For additional information regarding our contractual obligations as of February 1, 2014, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended February 1, 2014.
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
Critical Accounting Policies
Management has determined that our most critical accounting policies are those related to revenue recognition, merchandise inventory valuation, long-lived assets valuation, claims and contingencies, income taxes, and share-based payments. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to the policies discussed in our Annual Report on Form 10-K for the year ended February 1, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our Revolving Credit Facility bears interest at variable rates; however, we did not borrow any amounts under the Revolving Credit Facility during the thirteen weeks ended May 3, 2014. Borrowings under our Senior Notes bear interest at a fixed rate. For fixed rate debt, interest rate changes affect the fair value of such debt, but do not impact earnings or cash flow. Changes in interest rates are not expected to have a material impact on our future earnings or cash flows given our limited exposure to such changes.

Foreign Currency Exchange Risk

All of our merchandise purchases are denominated in United States dollars and, therefore we are not exposed to foreign currency exchange risk on these purchases. However, we currently operate 16 stores in Canada, with the functional currency of our Canadian operations being the Canadian dollar. Our Canadian subsidiaries have intercompany accounts with our United States subsidiaries that eliminate upon consolidation, but the transactions involving such accounts do expose us to foreign currency exchange risk. We do not currently utilize hedging instruments to mitigate foreign currency exchange risks. As of May 3, 2014, a hypothetical 10% change in the Canadian foreign exchange rate would not have had a material impact on our results of operations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 3, 2014.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the first quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.
Information relating to legal proceedings is set forth in Note 10 to our unaudited Consolidated Financial Statements included in Part I of this Quarterly Report and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.
Our risk factors as of May 3, 2014 have not changed materially from those disclosed in our Annual Report on Form 10-K filed with the SEC on April 1, 2014. The risk factors disclosed in our Annual Report on Form 10-K, in addition to the other information set forth in this Quarterly Report, could materially affect our business or financial condition or results.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding the purchase of shares of our common stock made by or on behalf of the Company or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during each month of the quarterly period ended May 3, 2014:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (2)
	(in thousands, except per share amounts)
February 2, 2014 - March 1, 2014	67,749	$17.78	—	$—
March 2, 2014 - April 5, 2014	123,557	$16.74	—	$—
April 6, 2014 - May 3, 2014	—	$—	—	$—
Total	191,306		—
(1) Includes shares of restricted stock purchased in connection with employee tax withholding obligations under the 2010 Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
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

Date:	June 11, 2014	EXPRESS, INC.

		By:	/s/ D. Paul Dascoli
D. Paul Dascoli
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)