Form 10-K/A
period 2014-02-01
EXPRESS, INC.
filed 2014-06-17
CIK 1483510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-34742

EXPRESS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	26-2828128
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1 Express Drive Columbus, Ohio	43230
(Address of Principal Executive Offices)	(Zip Code)

(614) 474-4001

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $.01	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of August 2, 2013: $1,885,759,430.

The number of outstanding shares of the registrant’s common stock was 84,083,437 as of March 21, 2014.

Document Incorporated By Reference

Portions of the registrant’s definitive proxy statement for the Annual Meeting of Stockholders, held on June 12, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

Due to typographical error, the Annual Report that was filed with the Securities and Exchange Commission on April 1, 2014 incorporated the former versions of our Certificate of Incorporation and Bylaws in Exhibits 3.1 and 3.2, respectively, by reference. We are therefore amending our Annual Report on Form 10-K for the sole purpose of amending and restating Item 15(a)(3) of Part IV of Form 10-K to reference the current versions of the Certificate of Incorporation and Bylaws.

Except as described above, no other amendments are being made to the Annual Report on Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of our Annual Report on Form 10-K or modify or update the disclosures contained in the Annual Report on Form 10-K in any way other than as set forth above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(3) List of Exhibits

The following exhibits are either included in this report or incorporated by reference as indicated in the following:

Exhibit No.	Description

2.1	Unit Purchase Agreement, dated as of May 15, 2007, among Express Investment Corp., Limited Brands Store Operations, Inc., Express Holding, LLC and Limited Brands, Inc. (“Unit Purchase Agreement”) (incorporated by reference to Exhibit 2.1 to Express, Inc.’s registration statement on Form S-1, as amended (File No. 333-164906) (the “Express S-1”), filed with the SEC on March 25, 2010).

2.2	Amendment No. 1 to Unit Purchase Agreement, dated as of July 6, 2007 (incorporated by reference to Exhibit 2.2 to the Express S-1, filed with the SEC on March 25, 2010).

2.3	Conversion Agreement, dated as of May 10, 2010, by and among Express Parent LLC, Express Management Investors Blocker, Inc., Express Investment Corp., Limited Brands Store Operations, Inc. and EXP Investments, Inc. (incorporated by reference to Exhibit 2.3 to the Express S-1, filed with the SEC on May 11, 2010).

2.4	Form of Agreement and Plan of Merger among Express, Inc., Express Management Investors Blocker, Inc., Express Management Investors LLC, Express Investment Corp., Multi-Channel Retail Holdings LLC—Series G and Express Holding, LLC (incorporated by reference to Exhibit 2.4 to the Express S-1, filed with the SEC on May 11, 2010).

3.1	Certificate of Incorporation of Express, Inc. (incorporated by reference to Exhibit 4.1 to Express, Inc.’s registration statement on Form S-8 (File No. 333-168097), filed with the SEC on July 14, 2010).

3.2	Certificate of Amendment of Certificate of Incorporation of Express, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on June 11, 2013).

3.3	Bylaws of Express, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed with the SEC on June 11, 2013).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Express S-1, filed with the SEC on April 30, 2010.)

4.2	Indenture, dated March 5, 2010, among Express, LLC, Express Finance Corp., the Guarantors and U.S. National Bank Association, as trustee (incorporated by reference to Exhibit 4.2 to the Express S-1, filed with the SEC on March 25, 2010).

10.1+	Employment Agreement, dated as of February 12, 2010, by and among Express, LLC, Express Parent LLC and Michael A. Weiss (incorporated by reference to Exhibit 10.8 to the Express S-1, filed with the SEC on March 25, 2010).

10.2+	Amendment No. 1 to Employment Agreement, dated as of April 14, 2010, by and among Express, LLC, Express Parent LLC and Michael A. Weiss (incorporated by reference to Exhibit 10.21 to the Express S-1, filed with the SEC on April 19, 2010).

Exhibit No.	Description

10.3+	Amendment No. 1 to Letter Agreement, made and entered into on September 1, 2011, by and between Express, Inc. and Michael Weiss (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on September 6, 2011).

10.4+	Form of Employment Agreement (incorporated by reference to Exhibit 10.9 to the Express S-1, filed with the SEC on March 25, 2010).

10.5+	Form of Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on June 6, 2013).

10.6+	Form of Amended and Restated Severance Agreement (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed with the SEC on June 6, 2013).

10.7+	Amended and Restated Express, Inc. 2010 Incentive Compensation Plan (incorporated by reference to Appendix B to Express Inc.’s definitive proxy statement on Schedule 14A, filed with the SEC on April 30, 2012).

10.8+	Amendment No. 1 to Express, Inc. 2010 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on June 3, 2011).

10.9+	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Express S-1, filed with the SEC on April 30, 2010).

10.10+	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.17 to the Express S-1, filed with the SEC on April 30, 2010).

10.11+	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.19 to the Express S-1, filed with the SEC on April 30, 2010).

10.12+	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.13 to the Express S-1, filed with the SEC on April 30, 2010).

10.13+	Form of Cash Performance Award (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on June 6, 2013).

10.14+	Form of Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on June 6, 2013).

10.15+	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on June 6, 2013).

10.16	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.22 to the Express S-1, filed with the SEC on April 30, 2010).

10.17	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on January 5, 2011).

10.18	Form of Letter Agreement by and among Limited Brands, Inc., Express, Inc., Express Topco LLC, Express Holding, LLC, Express, LLC, Express Finance Corp. and Express GC, LLC (incorporated by reference to Exhibit 10.23 to the Express S-1, filed with the SEC on April 30, 2010).

10.19	Form of Letter Agreement by and among Golden Gate Private Equity, Inc., Express, Inc., Express Topco LLC, Express Holding, LLC, Express, LLC, Express Finance Corp. and Express GC, LLC (incorporated by reference to Exhibit 10.24 to the Express S-1, filed with the SEC on April 30, 2010).

10.20+	Letter Agreement, dated as of April 28, 2010, between Michael F. Devine, III and Express Parent LLC (incorporated by reference to Exhibit 10.26 to the Express S-1, filed with the SEC on April 30, 2010).

Exhibit No.	Description

10.21+	Letter Agreement, dated as of July 23, 2010, between Mylle H. Mangum and Express, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on August 3, 2010).

10.22+	Offer Letter, dated July 29, 2011, from Express, LLC to Dominic Paul Dascoli (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on September 23, 2011).

10.23	Amended and Restated $200,000,000 Asset-Based Loan Credit Agreement, dated as of July 29, 2011 among Express Holding, LLC, as Parent, Express, LLC, as Borrower, the Initial Lenders, Initial Issuing Bank and Swing Line Bank, Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, U.S. Bank National Association, as Syndication Agent and Wells Fargo Capital Finance, LLC, as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on August 4, 2011).

21.1†	List of subsidiaries of registrant.

23.1†	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Financial Officer and Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
†	Filed with Annual Report on Form 10-K on April 1, 2014.
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPRESS, INC.

By:	/s/ D. Paul Dascoli
D. Paul Dascoli Senior Vice President, Chief Financial Officer and Treasurer

Date: June 17, 2014