Form 10-Q
period 2014-08-02
EXPRESS, INC.
filed 2014-09-10
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 2, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock was 84,279,474 as of August 30, 2014.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q ("Quarterly Report") contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, and financial results, our plans and objectives for future operations, growth or initiatives, strategies, plans to repurchase shares of our common stock, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	changes in consumer spending and general economic conditions;

•	our ability to identify and respond to new and changing fashion trends, customer preferences, and other related factors;

•	fluctuations in our sales and results of operations on a seasonal basis and due to a variety of other factors;

•	significant competition from other retailers;

•	the success of the malls and shopping centers in which our stores are located and customer traffic;

•	our dependence on a strong brand image;

•	our ability to develop and maintain a reliable omni-channel experience for our customers;

•	our reliance on information systems and any failure, inadequacy, interruption or security failure of those systems;

•	our ability to protect our customer data from fraud or theft;

•	our dependence upon independent third parties to manufacture all of our merchandise;

•	the availability constraints and price volatility of raw materials and labor used to manufacture our products;

•	interruptions of the flow of merchandise from international manufacturers causing disruptions in our supply chain;

•	shortages of inventory, delayed shipments to our online customers, and harm to our reputation due to distribution difficulties or shut-down of distribution facilities;

•	our reliance upon independent third-party transportation providers for substantially all of our product shipments;

•	our dependence upon key executive management;

•	our growth strategy, including our new store growth, e-commerce, and international expansion plans;

•	our leasing substantial amounts of space;

•	our reliance on third parties to provide us with certain key services for our business;

•	claims made against us resulting in litigation;

•	changes in laws and regulations applicable to our business;

•	our ability to protect our trademarks or other intellectual property rights;

•	our substantial indebtedness and lease obligations;

•	restrictions imposed by our indebtedness on our current and future operations and our ability to pay dividends and repurchase shares of common stock;

•	fluctuations in energy costs;

•	changes in taxation requirements or the results of tax audits;

•	impairment charges on long-lived assets; and

•	uncertainty associated with Sycamore Partners' expressed interest in acquiring the company.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. For the discussion of these risks and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 1, 2014 ("Annual Report"), filed with the Securities and Exchange Commission (“SEC”) on April 1, 2014, and "Part II - Item 1A. Risk Factors" of this Quarterly Report. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as otherwise required by law.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	August 2, 2014	February 1, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$253,327	$311,884
Receivables, net	20,129	17,384
Inventories	239,898	212,510
Prepaid minimum rent	28,511	28,554
Other	25,318	13,129
Total current assets	567,183	583,461

PROPERTY AND EQUIPMENT	820,187	767,661
Less: accumulated depreciation	(410,330)	(391,539)
Property and equipment, net	409,857	376,122

TRADENAME/DOMAIN NAME	197,822	197,812
DEFERRED TAX ASSETS	17,480	17,558
OTHER ASSETS	6,580	7,717
Total assets	$1,198,922	$1,182,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$168,818	$154,736
Deferred revenue	20,609	28,436
Accrued expenses	87,904	116,035
Total current liabilities	277,331	299,207

LONG-TERM DEBT	199,345	199,170
DEFERRED LEASE CREDITS	121,861	114,509
OTHER LONG-TERM LIABILITIES	106,482	95,215
Total liabilities	705,019	708,101

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 90,367 shares and 89,859 shares issued at August 2, 2014 and February 1, 2014, respectively, and 84,278 shares and 83,966 shares outstanding at August 2, 2014 and February 1, 2014, respectively	904	899
Additional paid-in capital	140,749	130,511
Accumulated other comprehensive loss	(244)	(728)
Retained earnings	460,410	448,460
Treasury stock – at average cost; 6,089 shares and 5,893 shares at August 2, 2014 and February 1, 2014, respectively	(107,916)	(104,573)
Total stockholders’ equity	493,903	474,569
Total liabilities and stockholders’ equity	$1,198,922	$1,182,670
See notes to unaudited consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
NET SALES	$481,420	$490,075	$942,072	$999,437
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	345,395	337,528	668,674	676,113
Gross profit	136,025	152,547	273,398	323,324
OPERATING EXPENSES:
Selling, general, and administrative expenses	121,923	119,176	244,783	231,799
Other operating income, net	(506)	(44)	(984)	(584)
Total operating expenses	121,417	119,132	243,799	231,215

OPERATING INCOME	14,608	33,415	29,599	92,109

INTEREST EXPENSE, NET	5,941	4,776	11,838	9,581
OTHER EXPENSE (INCOME), NET	22	576	(3)	805
INCOME BEFORE INCOME TAXES	8,645	28,063	17,764	81,723
INCOME TAX EXPENSE	1,778	11,154	5,814	32,377
NET INCOME	$6,867	$16,909	$11,950	$49,346

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	102	146	484	216
COMPREHENSIVE INCOME	$6,969	$17,055	$12,434	$49,562

EARNINGS PER SHARE:
Basic	$0.08	$0.20	$0.14	$0.58
Diluted	$0.08	$0.20	$0.14	$0.58

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	84,172	85,001	84,088	85,048
Diluted	84,440	85,572	84,432	85,531
See notes to unaudited consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,950	$49,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,048	34,754
Loss on disposal of property and equipment	121	286
Impairment charge	2,800	—
Excess tax benefit from share-based compensation	(32)	(64)
Share-based compensation	10,267	10,837
Landlord allowance amortization	(5,842)	(4,513)
Changes in operating assets and liabilities:
Receivables, net	(2,721)	(2,408)
Inventories	(27,298)	(27,103)
Accounts payable, deferred revenue, and accrued expenses	(21,372)	(20,533)
Other assets and liabilities	(2,116)	(4,069)
Net cash provided by operating activities	4,805	36,533

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(59,466)	(45,538)
Purchase of intangible assets	(10)	(69)
Net cash used in investing activities	(59,476)	(45,607)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lease financing obligations	(752)	(29)
Excess tax benefit from share-based compensation	32	64
Proceeds from exercise of stock options	—	2,828
Repurchase of common stock	(3,343)	(15,756)
Net cash used in financing activities	(4,063)	(12,893)

EFFECT OF EXCHANGE RATE ON CASH	177	(80)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(58,557)	(22,047)
CASH AND CASH EQUIVALENTS, Beginning of period	311,884	256,297
CASH AND CASH EQUIVALENTS, End of period	$253,327	$234,250
See notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
(unaudited)

1. Description of Business and Basis of Presentation
Business Description

Express, Inc., together with its subsidiaries ("Express" or the "Company"), is a specialty apparel and accessories retailer of women's and men's merchandise, targeting the 20 to 30 year old customer. Express merchandise is sold through retail and factory outlet stores and the Company's website, www.express.com. As of August 2, 2014, Express operated 608 primarily mall-based retail stores in the United States, Canada, and Puerto Rico as well as 20 factory outlet stores. Additionally, the Company earned revenue from 26 franchise stores in the Middle East and Latin America. These franchise stores are operated by franchisees pursuant to franchise agreements. Under the franchise agreements, the franchisees operate stores that sell Express-branded apparel and accessories purchased directly from the Company.

Fiscal Year

The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. References herein to "2014" and "2013" represent the 52-week period ended January 31, 2015 and the 52-week period ended February 1, 2014, respectively. All references herein to “the second quarter of 2014” and “the second quarter of 2013” represent the thirteen weeks ended August 2, 2014 and August 3, 2013, respectively.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information or footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for 2014. Therefore, these statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended February 1, 2014, included in the Company's Annual Report on Form 10-K, filed with the SEC on April 1, 2014.

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

Reclassifications and Revisions

Certain prior period amounts have been reclassified or revised to conform to the current period presentation. This includes a revision to reclassify sell-off revenue from "Cost of Goods Sold, Buying and Occupancy Costs" to "Net Sales" in the amount of$4.0 million and $4.8 million for the thirteen and twenty-six weeks ended August 3, 2013, respectively. This revision did not impact the Company's reported gross profit, net earnings, earnings per share, or cash flows for the prior periods. The Company has assessed the related error and concluded that it was was not material to the Company's previously issued interim consolidated financial statements.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09. ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that accounts for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. The Company is evaluating the new standard, but does not, at this time, anticipate a material impact to the financial statements once implemented.

2. Segment Reporting

The Company defines an operating segment on the same basis that it uses to evaluate performance internally. The Company has determined that, together, its Chief Executive Officer, President, and Chief Operating Officer are the Chief Operating Decision Maker and that there is one operating segment. Therefore, the Company reports results as a single segment, which includes the operation of its Express brick-and-mortar retail and outlet stores, e-commerce operations, and franchise operations.

The following is information regarding the Company's major product categories and sales channels:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
	(in thousands)		(in thousands)
Apparel	$418,029	$425,765	$820,913	$870,979
Accessories and other	51,486	53,295	101,291	109,360
Other revenue	11,905	11,015	19,868	19,098
Total net sales	$481,420	$490,075	$942,072	$999,437

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
	(in thousands)		(in thousands)
Stores	$407,735	$419,175	$791,393	$849,732
E-commerce	61,780	59,885	130,811	130,607
Other revenue	11,905	11,015	19,868	19,098
Total net sales	$481,420	$490,075	$942,072	$999,437
Other revenue consists primarily of sell-off revenue, shipping and handling revenue related to e-commerce activity, gift card breakage, and revenue from franchise agreements.
Revenue and long-lived assets relating to the Company's international operations for the thirteen and twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively, were not material for any period presented and, therefore, are not reported separately from domestic revenue or long-lived assets.

3. Earnings Per Share

The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
	(in thousands)
Weighted-average shares - basic	84,172	85,001	84,088	85,048
Dilutive effect of stock options, restricted stock units, and restricted stock	268	571	344	483
Weighted-average shares - diluted	84,440	85,572	84,432	85,531

Equity awards representing 4.3 million and 3.9 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen and twenty-six weeks ended August 2, 2014, respectively, as the inclusion of these awards would have been anti-dilutive. Equity awards representing 2.1 million and 2.0 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen and twenty-six weeks ended August 3, 2013, as the inclusion of these awards would have been anti-dilutive.

Additionally, for the thirteen and twenty-six weeks ended August 2, 2014, there were 0.5 million shares excluded from the computation of diluted weighted average shares because the number of shares that will ultimately be issued is contingent on the Company's performance compared to pre-established performance goals.
4. Fair Value Measurements

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

Financial Assets

The following table presents the Company's financial assets measured at fair value on a recurring basis as of August 2, 2014 and February 1, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.

	August 2, 2014
	Level 1	Level 2	Level 3
	(in thousands)
U.S. treasury securities money market funds	$218,915	$—	$—

	February 1, 2014
	Level 1	Level 2	Level 3
	(in thousands)
U.S. treasury securities money market funds	$290,361	$—	$—

The carrying amounts reflected on the unaudited Consolidated Balance Sheets for cash, cash equivalents, receivables, prepaid expenses, and payables as of August 2, 2014 and February 1, 2014 approximated their fair values.

Non-Financial Assets

The Company's non-financial assets, which include fixtures, equipment, improvements, and intangible assets, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur indicating the carrying value of assets may not be recoverable, or annually in the case of indefinite lived intangibles, an impairment test is required. The impairment test requires the Company to estimate the fair value of the assets and compare this to the carrying value of the assets. If the fair value of the asset is less than the carrying value, then an impairment charge is recognized and the non-financial assets are recorded at fair value. The Company estimates the fair value using a discounted cash flow model. Factors used in the evaluation include, but are not limited to, management's plans for future operations, recent operating results, and projected cash flows. During the thirteen and twenty-six weeks ended August 2, 2014 the Company recognized impairment charges of approximately $2.0 million and $2.8 million, respectively. These charges were related to two stores for the thirteen weeks ended August 2, 2014 and six stores for the twenty-six weeks ended August 2, 2014, all of which were fully impaired. There were no impairment charges recognized during the thirteen or twenty-six weeks ended August 3, 2013.

5. Intangible Assets

The following table provides the significant components of intangible assets:

	August 2, 2014
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename	$196,144	$—	$196,144
Internet domain names/trademarks	1,678	—	1,678
Net favorable lease obligations/other	20,175	19,493	682
	$217,997	$19,493	$198,504

	February 1, 2014
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename	$196,144	$—	$196,144
Internet domain names/trademarks	1,668	—	1,668
Net favorable lease obligations/other	20,175	19,106	1,069
	$217,987	$19,106	$198,881

The Company's tradename, internet domain names, and trademarks have indefinite lives. Net favorable lease obligations and other intangibles are amortized over a period between 5 and 9 years and are included in other assets on the unaudited Consolidated Balance Sheets. Amortization expense totaled $0.2 million and $0.4 million during the thirteen and twenty-six weeks ended August 2, 2014, respectively; and $0.3 million and $0.7 million during the thirteen and twenty-six weeks ended August 3, 2013.

6. Income Taxes

The provision for income taxes is based on a current estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. The Company's effective income tax rate may fluctuate from quarter to quarter as a result of a variety of factors, including changes in the Company's assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items, and the mix of earnings.

During the second quarter of 2014, the Internal Revenue Service (IRS) completed its examination of the Company’s 2012, 2011, and 2010 income tax returns. The Company released net uncertain tax positions of $1.7 million and the related accrued interest of $0.1 million as a result of the conclusion of this examination.

The Company's effective tax rate was 20.6% and 39.7% for the thirteen weeks ended August 2, 2014 and August 3, 2013, respectively. The Company's effective tax rate was 32.7% and 39.6% for the twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively. The reduction of the 2014 rates were primarily related to the net $1.7 million tax benefit from the release of uncertain tax positions following the conclusion of the IRS examination discussed above. Without the benefit of the release of the uncertain tax positions in the quarter, the Company’s 2014 second quarter effective tax rate would have been 40.5%.

7. Lease Financing Obligations

In certain lease arrangements, the Company is involved in the construction of the building. To the extent the Company is involved in the construction of structural improvements or takes construction risk prior to commencement of a lease, it is deemed the owner of the project for accounting purposes. Therefore, the Company records an asset in property and equipment on the unaudited Consolidated Balance Sheets, including any capitalized interest costs, and related liabilities in accrued interest and lease financing obligations in other long-term liabilities on the unaudited Consolidated Balance Sheets, for the replacement cost of the Company's portion of the pre-existing building plus the amount of construction costs incurred by the landlord as of the balance sheet date. Once construction is complete, the Company considers the requirements for sale-leaseback treatment, including the transfer of all risks of ownership back to the landlord, and whether the Company has any continuing involvement in the leased property. If the arrangement does not qualify for sale-leaseback treatment, the building assets subject to these obligations remain on the unaudited Company's Consolidated Balance Sheets at their historical cost, and such assets are depreciated over their remaining useful lives. The replacement cost of the pre-existing building, as well as the costs of construction paid by the landlord, are recorded as lease financing obligations, and a portion of the lease payments are applied as payments of principal and interest. The interest rate selected for lease financing obligations is evaluated at lease inception based on the Company's incremental borrowing rate. At the end of the initial lease term, should the Company decide not to renew the lease, the Company would reverse equal amounts of the remaining net book value of the assets and the corresponding lease financing obligations. The initial lease terms related to these lease arrangements are expected to expire in 2023 and 2030. As of August 2, 2014 and February 1, 2014 there was $74.9 million and $63.2 million, respectively, of net landlord funded construction, replacement cost of pre-existing property, and capitalized interest in property and equipment on the unaudited Consolidated Balance Sheets. There was also $74.1 million and $63.0 million of lease financing obligations as of August 2, 2014 and February 1, 2014, respectively, in other long-term liabilities on the unaudited Consolidated Balance Sheets. The transactions involving the initial recording of these assets and liabilities are classified as non-cash items for purposes of the unaudited Consolidated Statements of Cash Flows.

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

8. Debt

Borrowings outstanding consisted of the following:

	August 2, 2014	February 1, 2014
	(in thousands)
8 3/4% Senior Notes	$200,850	$200,850
Debt discount on Senior Notes	(1,505)	(1,680)
Total long-term debt	$199,345	$199,170

Revolving Credit Facility

On July 29, 2011, Express Holding, LLC, a wholly-owned subsidiary ("Express Holding"), and its subsidiaries entered into an Amended and Restated $200.0 million secured Asset-Based Credit Facility ("Revolving Credit Facility"). As of August 2, 2014, there were no borrowings outstanding and approximately $197.6 million available under the Revolving Credit Facility.

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

The indenture governing the Senior Notes contains customary covenants and restrictions on the activities of Express, LLC, Express Finance, and Express, LLC's restricted subsidiaries, including, but not limited to, the incurrence of additional indebtedness; payment of dividends or distributions in respect of capital stock or certain other restricted payments or investments; entering into agreements that restrict distributions from restricted subsidiaries; the sale or disposal of assets, including capital stock of restricted subsidiaries; transactions with affiliates; the incurrence of liens; and mergers, consolidations, or the sale of substantially all of Express, LLC's assets. Certain of these covenants will be suspended if the Senior Notes are assigned an investment grade rating by both Standard & Poor's and Moody's Investors Service and no default has occurred or is continuing. If either rating on the Senior Notes should subsequently decline to below investment grade, the suspended covenants would be reinstated.

Fair Value of Debt

The fair value of the Senior Notes was estimated using a number of factors, such as recent trade activity, size, timing, and yields of comparable bonds and is, therefore, within Level 2 of the fair value hierarchy. As of August 2, 2014, the estimated fair value of the Senior Notes was $208.4 million.

Letters of Credit

The Company may enter into various trade letters of credit ("trade LCs") in favor of certain vendors to secure merchandise. These trade LCs are issued for a defined period of time, for specific shipments, and generally expire 3 weeks after the merchandise shipment date. As of August 2, 2014 and February 1, 2014, there were no outstanding trade LCs. Additionally, the Company enters into stand-by letters of credit ("stand-by LCs") on an as-needed basis to secure merchandise and fund other general and administrative costs. As of August 2, 2014 and February 1, 2014, outstanding stand-by LCs totaled $2.4 million and $2.0 million, respectively.

9. Share-Based Compensation

The Company records the fair value of share-based payments to employees in the unaudited Consolidated Statements of Income and Comprehensive Income as compensation expense, net of forfeitures, over the requisite service period.

Share-Based Compensation Plans

The following summarizes our share-based compensation expense:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
	(in thousands)
Restricted stock units and restricted stock	$2,444	$3,531	$5,347	$6,309
Stock options	1,488	2,295	4,920	4,527
Restricted shares (equity issued pre-IPO)	—	—	—	1
Total share-based compensation	$3,932	$5,826	$10,267	$10,837

The stock compensation related income tax benefit recognized by the Company during the thirteen and twenty-six weeks ended August 2, 2014 was $0.2 million and $3.4 million, respectively. The stock compensation related income tax benefit recognized by the Company during the thirteen and twenty-six weeks ended August 3, 2013 was $0.3 million and $2.2 million, respectively.

Stock Options

During the twenty-six weeks ended August 2, 2014, the Company granted stock options under the Amended and Restated Express, Inc. 2010 Incentive Compensation Plan (the "2010 Plan"). The fair value of the stock options is determined using the Black-Scholes-Merton option-pricing model as described later in this note. Stock options granted in 2014 under the 2010 Plan vest 25% per year over four years or upon reaching retirement eligibility, defined as providing 10 years of service and being at least 55 years old. These options have a 10 year contractual life. Options granted to the Chief Executive Officer in prior years vest ratably over three years. The expense for stock options is recognized using the straight-line attribution method.

The Company's activity with respect to stock options during the twenty-six weeks ended August 2, 2014 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding, February 1, 2014	3,234	$18.85
Granted	378	$15.86
Exercised	—	$—
Forfeited or expired	(50)	$20.10
Outstanding, August 2, 2014	3,562	$18.51	7.2	$335
Expected to vest at August 2, 2014	1,207	$18.43	8.5	$243
Exercisable at August 2, 2014	2,293	$18.58	6.5	$80
The following provides additional information regarding the Company's stock options:

	Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013
	(in thousands, except per share amounts)
Weighted average grant date fair value of options granted (per share)	$8.51	$9.27
Total intrinsic value of options exercised	$—	$496

As of August 2, 2014, there was approximately $8.2 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of approximately 1.5 years.

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

The following assumptions were used in estimating the fair value of the stock options on the date of the grant:

	Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013
Risk-free interest rate (1)	1.90%	1.06%
Price Volatility (2)	54.7%	56.0%
Expected term (years) (3)	6.25	6.19
Dividend yield (4)	—	—

(1)	Represents the yield on U.S. Treasury securities with a term consistent with the expected term of the stock options.

(2)
Beginning in May 2012, the Company began using its own volatility in addition to the historical volatility of selected comparable companies to estimate expected volatility. Comparable companies were selected primarily based on industry, stage of life cycle, and size. The historical lookback period is consistent with the expected term of the stock options.

(3)
Calculated utilizing the “simplified” methodology prescribed by Staff Accounting Bulletin No. 107 due to the lack of historical exercise data necessary to provide a reasonable basis upon which to estimate the term.

(4)	The Company does not currently plan on paying regular dividends.

Restricted Stock Units and Restricted Stock

During the twenty-six weeks ended August 2, 2014, the Company granted restricted stock units (“RSUs”) under the 2010 Plan, including 0.5 million RSUs with performance conditions. The fair value of RSUs is determined based on the Company's stock price on the grant date. The expense for RSUs without performance conditions is recognized using the straight-line attribution method. The expense for RSUs with performance conditions is recognized using the graded vesting method based on the expected achievement of the performance conditions. The RSUs with performance conditions are also subject to time-based vesting. One-half of the RSUs earned based on the achievement of performance criteria vest on the second anniversary of the date of the grant and the remainder vest on the third anniversary of the date of the grant. RSUs without performance conditions vest ratably over four years.

The Company's activity with respect to RSUs and restricted stock for the twenty-six weeks ended August 2, 2014 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value Per Share
	(in thousands, except per share amounts)
Unvested, February 1, 2014	1,487	$19.29
Granted*	754	$15.72
Vested	(537)	$19.32
Forfeited	(51)	$17.91
Unvested, August 2, 2014	1,653	$17.70
*There were approximately 0.5 million RSUs with two-year performance conditions granted in the first quarter of 2014. None of these RSUs are currently included as granted in the table above. The number of performance based RSUs that are ultimately earned may vary from 0% to 125% of target depending on the achievement of predefined financial performance targets.

The total fair value/intrinsic value of RSUs and restricted stock that vested during the twenty-six weeks ended August 2, 2014 was $10.4 million. As of August 2, 2014, there was approximately $20.0 million of total unrecognized compensation expense related to unvested RSUs and restricted stock which is expected to be recognized over a weighted-average period of approximately 1.8 years.

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

From time to time the Company is subject to various other claims and contingencies arising in the normal course of business. Management believes that the ultimate liability arising from such other claims and contingencies, if any, is not likely to have a material adverse effect on the Company's results of operations, financial condition, or cash flows.

11. Guarantor Subsidiaries

On March 5, 2010, Express, LLC and Express Finance (the “Subsidiary Issuers”), both 100% owned indirect subsidiaries of Express, Inc., issued the Senior Notes. Express, Inc. (“Guarantor”) and certain of its indirect 100% owned subsidiaries (“Guarantor Subsidiaries”) have guaranteed, on a joint and several basis, the obligations under the Senior Notes. The guarantees are not full and unconditional because Guarantor Subsidiaries can be released and relieved of their obligations under certain customary circumstances contained in the indenture governing the Senior Notes. These circumstances include the following, so long as other applicable provisions of the indenture are adhered to: any sale or other disposition of all or substantially all of the assets of any Guarantor Subsidiary, any sale or other disposition of capital stock of any Guarantor Subsidiary, or the designation of any restricted subsidiary that is a Guarantor Subsidiary as an unrestricted subsidiary.

The following consolidating schedules present the condensed financial information on a combined basis.

EXPRESS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Amounts in thousands)
(Unaudited)

	August 2, 2014
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$1,915	$214,796	$25,839	$10,777	$—	$253,327
Receivables, net	—	11,097	7,965	1,067	—	20,129
Inventories	—	16,001	219,739	4,158	—	239,898
Prepaid minimum rent	—	341	26,936	1,234	—	28,511
Intercompany receivable	—	—	83,248	5,784	(89,032)	—
Intercompany loan receivable	—	5,557	—	—	(5,557)	—
Other	481	55,277	5,315	183	(35,938)	25,318
Total current assets	2,396	303,069	369,042	23,203	(130,527)	567,183
Property and equipment, net	—	62,093	328,846	18,918	—	409,857
Tradename/domain name	—	197,822	—	—	—	197,822
Investment in subsidiary	490,846	438,153	—	485,062	(1,414,061)	—
Deferred tax assets	661	6,637	10,182	—	—	17,480
Other assets	—	5,560	1,012	8	—	6,580
Total assets	$493,903	$1,013,334	$709,082	$527,191	$(1,544,588)	$1,198,922
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$165,314	$2,729	$775	$—	$168,818
Deferred revenue	—	893	19,556	160	—	20,609
Accrued expenses	—	42,704	80,365	773	(35,938)	87,904
Intercompany payable	—	89,032	—	—	(89,032)	—
Intercompany loan payable	—	—	—	5,557	(5,557)	—
Total current liabilities	—	297,943	102,650	7,265	(130,527)	277,331
Long-term debt	—	199,345	—	—	—	199,345
Deferred lease credits	—	4,457	109,997	7,407	—	121,861
Other long-term liabilities	—	26,527	79,949	6	—	106,482
Total liabilities	—	528,272	292,596	14,678	(130,527)	705,019
Commitments and Contingencies (Note 10)
Total stockholders’ equity	493,903	485,062	416,486	512,513	(1,414,061)	493,903
Total liabilities and stockholders’ equity	$493,903	$1,013,334	$709,082	$527,191	$(1,544,588)	$1,198,922

EXPRESS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Amounts in thousands)
(Unaudited)

	February 1, 2014
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$1,984	$283,707	$19,631	$6,562	$—	$311,884
Receivables, net	—	10,410	5,880	1,094	—	17,384
Inventories	—	15,928	192,762	3,820	—	212,510
Prepaid minimum rent	—	689	26,658	1,207	—	28,554
Intercompany receivable	—	—	114,258	5,784	(120,042)	—
Intercompany loan receivable	—	28,080	—	—	(28,080)	—
Other	237	8,523	4,552	54	(237)	13,129
Total current assets	2,221	347,337	363,741	18,521	(148,359)	583,461
Property and equipment, net	—	56,922	301,684	17,516	—	376,122
Tradename/domain name	—	197,812	—	—	—	197,812
Investment in subsidiary	471,687	393,156	—	465,902	(1,330,745)	—
Deferred tax assets	661	6,637	10,182	78	—	17,558
Other assets	—	6,295	1,416	6	—	7,717
Total assets	$474,569	$1,008,159	$677,023	$502,023	$(1,479,104)	$1,182,670
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$150,420	$2,873	$1,443	$—	$154,736
Deferred revenue	—	1,004	27,264	168	—	28,436
Accrued expenses	—	40,087	75,159	1,026	(237)	116,035
Intercompany payable	—	120,042	—	—	(120,042)	—
Intercompany loan payable	—	—	—	28,080	(28,080)	—
Total current liabilities	—	311,553	105,296	30,717	(148,359)	299,207
Long-term debt	—	199,170	—	—	—	199,170
Deferred lease credits	—	4,963	103,129	6,417	—	114,509
Other long-term liabilities	—	26,571	68,644	—	—	95,215
Total liabilities	—	542,257	277,069	37,134	(148,359)	708,101
Commitments and Contingencies (Note 10)
Total stockholders’ equity	474,569	465,902	399,954	464,889	(1,330,745)	474,569
Total liabilities and stockholders’ equity	$474,569	$1,008,159	$677,023	$502,023	$(1,479,104)	$1,182,670

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended August 2, 2014
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated Total
Net sales	$—	$232,545	$461,901	$9,592	$(222,618)	$481,420
Cost of goods sold, buying and occupancy costs	—	186,362	375,000	6,651	(222,618)	345,395
Gross profit	—	46,183	86,901	2,941	—	136,025
Selling, general, and administrative expenses	438	43,706	74,899	2,880	—	121,923
Other operating income, net	—	(5)	(501)	—	—	(506)
Operating (loss) income	(438)	2,482	12,503	61	—	14,608
Interest expense, net	—	5,323	618	—	—	5,941
(Income) loss in subsidiary	(7,132)	(7,096)	—	(7,132)	21,360	—
Other income, net	—	4	—	18	—	22
Income (loss) before income taxes	6,694	4,251	11,885	7,175	(21,360)	8,645
Income tax (benefit) expense	(173)	(2,881)	4,843	(11)	—	1,778
Net income (loss)	$6,867	$7,132	$7,042	$7,186	$(21,360)	$6,867
Foreign currency translation	102	102	—	204	(306)	102
Comprehensive income (loss)	$6,969	$7,234	$7,042	$7,390	$(21,666)	$6,969

	Thirteen Weeks Ended August 3, 2013
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated Total
Net sales	$—	$232,014	$475,758	$8,546	$(226,243)	$490,075
Cost of goods sold, buying and occupancy costs	—	176,962	381,305	5,508	(226,247)	337,528
Gross profit	—	55,052	94,453	3,038	4	152,547
Selling, general, and administrative expenses	119	41,467	75,033	2,557	—	119,176
Other operating (income) expense, net	—	—	(62)	14	4	(44)
Operating (loss) income	(119)	13,585	19,482	467	—	33,415
Interest expense (income), net	—	5,285	(520)	11	—	4,776
(Income) loss in subsidiary	(16,982)	(12,238)	—	(16,982)	46,202	—
Other expense, net	—	—	—	576	—	576
Income (loss) before income taxes	16,863	20,538	20,002	16,862	(46,202)	28,063
Income tax (benefit) expense	(46)	3,556	7,644	—	—	11,154
Net income (loss)	$16,909	$16,982	$12,358	$16,862	$(46,202)	$16,909
Foreign currency translation	146	146	—	292	(438)	146
Comprehensive income (loss)	$17,055	$17,128	$12,358	$17,154	$(46,640)	$17,055

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Twenty-Six Weeks Ended August 2, 2014
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated Total
Net sales	$—	$450,095	$914,176	$17,104	$(439,303)	$942,072
Cost of goods sold, buying and occupancy costs	—	358,131	738,264	11,582	(439,303)	668,674
Gross profit	—	91,964	175,912	5,522	—	273,398
Selling, general, and administrative expenses	509	89,226	149,753	5,295	—	244,783
Other operating expense (income), net	—	15	(999)	—	—	(984)
Operating (loss) income	(509)	2,723	27,158	227	—	29,599
Interest expense, net	—	10,665	1,173	—	—	11,838
(Income) loss in subsidiary	(12,258)	(15,610)	—	(12,258)	40,126	—
Other income, net	—	4	—	(7)	—	(3)
Income (loss) before income taxes	11,749	7,664	25,985	12,492	(40,126)	17,764
Income tax (benefit) expense	(201)	(4,594)	10,544	65	—	5,814
Net income (loss)	$11,950	$12,258	$15,441	$12,427	$(40,126)	$11,950
Foreign currency translation	484	484	—	968	(1,452)	484
Comprehensive income (loss)	$12,434	$12,742	$15,441	$13,395	$(41,578)	$12,434

	Twenty-Six Weeks Ended August 3, 2013
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated Total
Net sales	—	460,007	973,497	15,408	(449,475)	999,437
Cost of goods sold, buying and occupancy costs	—	328,534	787,258	9,823	(449,502)	676,113
Gross profit	—	131,473	186,239	5,585	27	323,324
Selling, general, and administrative expenses	231	79,761	146,837	4,969	1	231,799
Other operating (income) expense, net	—	—	(624)	14	26	(584)
Operating (loss) income	(231)	51,712	40,026	602	—	92,109
Interest expense (income), net	—	10,547	(989)	23	—	9,581
(Income) loss in subsidiary	(49,487)	(24,852)	—	(49,487)	123,826	—
Other expense, net	—	—	—	805	—	805
Income (loss) before income taxes	49,256	66,017	41,015	49,261	(123,826)	81,723
Income tax (benefit) expense	(90)	16,530	15,937	—	—	32,377
Net income (loss)	49,346	49,487	25,078	49,261	(123,826)	49,346
Foreign currency translation	216	216	—	432	(648)	216
Comprehensive income (loss)	49,562	49,703	25,078	49,693	(124,474)	49,562

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Twenty-Six Weeks Ended August 2, 2014
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated Total
Operating Activities
Net cash (used in) provided by operating activities	$(429)	$(43,434)	$47,617	$1,051	$—	$4,805
Investing Activities
Capital expenditures	—	(15,746)	(41,414)	(2,306)	—	(59,466)
Distributions received	3,703	—	—	3,703	(7,406)	—
Purchase of intangible assets	—	(10)	—	—	—	(10)
Net cash provided by (used in) investing activities	3,703	(15,756)	(41,414)	1,397	(7,406)	(59,476)
Financing Activities
Payments on lease financing obligations	—	(752)	—	—	—	(752)
Excess tax benefit from share-based compensation	—	27	5	—	—	32
Repurchase of common stock	(3,343)	—	—	—	—	(3,343)
Borrowings under intercompany loan	—	(5,293)	—	5,293	—	—
Distributions paid	—	(3,703)	—	(3,703)	7,406	—
Net cash (used in) provided by financing activities	(3,343)	(9,721)	5	1,590	7,406	(4,063)

Effect of exchange rate on cash	—	—	—	177	—	177

Net (decrease) increase in cash and cash equivalents	(69)	(68,911)	6,208	4,215	—	(58,557)
Cash and cash equivalents, beginning of period	1,984	283,707	19,631	6,562	—	311,884
Cash and cash equivalents, end of period	$1,915	$214,796	$25,839	$10,777	$—	$253,327

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Twenty-Six Weeks Ended August 3, 2013
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated Total
Operating Activities
Net cash provided by (used in) operating activities	$(827)	$5,135	$30,253	$1,972	$—	$36,533
Investing Activities
Capital expenditures	—	(11,496)	(30,801)	(3,241)	—	(45,538)
Distributions received	14,682	—	—	14,682	(29,364)	—
Purchase of intangible assets	—	(69)	—	—	—	(69)
Net cash provided by (used in) investing activities	14,682	(11,565)	(30,801)	11,441	(29,364)	(45,607)
Financing Activities
Payments on leased financing obligations	—	(29)	—	—	—	(29)
Excess tax benefit from share-based compensation	—	64	—	—	—	64
Proceeds from exercise of stock options	2,828	—	—	—	—	2,828
Repayment of intercompany loan	—	3,875	—	(3,875)	—	—
Borrowings under intercompany loan	—	(5,114)	—	5,114	—	—
Repurchase of common stock	(15,756)	—	—	—	—	(15,756)
Distributions paid	—	(14,682)	—	(14,682)	29,364	—
Net cash (used in) provided by financing activities	(12,928)	(15,886)	—	(13,443)	29,364	(12,893)

Effect of exchange rate on cash	—	—	—	(80)	—	(80)

Net increase (decrease) in cash and cash equivalents	927	(22,316)	(548)	(110)	—	(22,047)
Cash and cash equivalents, beginning of period	938	230,174	22,924	2,261	—	256,297
Cash and cash equivalents, end of period	$1,865	$207,858	$22,376	$2,151	$—	$234,250

12. Stockholders' Equity

Share Repurchase Plan

On May 28, 2014, the Company's Board of Directors (the "Board") authorized the repurchase of up to $100.0 million of common stock (the "2014 Repurchase Program"). The 2014 Repurchase Program will be funded using available cash and is expected to be executed during the 18 month period following the authorization. For the thirteen and twenty-six weeks ended August 2, 2014 there were no purchases made under the 2014 Repurchase Program.

On May 24, 2012, the Board authorized the repurchase of up to $100.0 million of common stock (the "2012 Repurchase Program"). During the thirteen and twenty-six weeks ended August 3, 2013, the Company repurchased 0.6 million shares of its common stock under the 2012 Repurchase Program for a total of $13.9 million, including commissions.

Stockholder Rights Plan

On June 12, 2014, the Board adopted a Stockholder Rights Plan (the “Rights Plan”). Under the Rights Plan, one right was distributed for each share of common stock outstanding at the close of business on June 23, 2014 and one right will be issued for each new share of common stock issued thereafter. If any person or group acquires 10% or more of the Company’s outstanding common stock without the approval of the Board, there would be a triggering event entitling a registered holder to purchase from the Company one one-hundredth of a share of Participating Preferred Stock, par value $0.01 per share, for $70.00 subject to adjustment. Existing 10% or greater stockholders are grandfathered to the extent of their June 12, 2014 ownership levels. The Rights Plan will continue in effect until June 12, 2015, unless ratified by a majority vote of the Company’s stockholders (in which case the Rights Plan will expire on June 12, 2017) or unless earlier redeemed or terminated by the Company, as provided in the Rights Plan. The rights have no voting or dividend privileges, and, unless and until they become exercisable, have no dilutive effect on the earnings of the Company.

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

The challenging retail environment, which included decreased traffic and heightened promotional activity, continued into the second quarter of 2014, however we began to see some improvements in our business, especially when compared to the first quarter of 2014. In particular, our new outlet stores have exceeded our expectations both in sales and margin. That being said, we still have opportunities to improve our overall performance. Comparable sales decreased 5% and both net income and earnings per share decreased by approximately 60% compared to the second quarter of 2013. We believe that a portion of this can be attributed to the difficult macro retail environment, but there were also certain product offerings that did not resonate with our customers in both our women's business and to a lesser degree our men's business. For the Fall season we will be focused on delivering compelling fashion with an appealing price/value proposition, maintaining high levels of discipline around our test and react strategy, and on preserving our merchandise margins in the expected highly promotional environment.

As announced in the first quarter, we had performed a comprehensive review of our operations and expense structure and determined that certain changes would be implemented to reduce costs without materially impacting business operations. These cost savings are expected to be realized primarily through reductions in payroll and other employee related costs. To date we have recognized savings of approximately $4 million and continue to expect savings from these actions, offset by one-time costs associated with their implementation, to result in approximately $15 million of cost savings in 2014, and approximately $18 million of annual cost savings going forward.

Our second quarter 2014 results and near term plans with respect to our growth pillars are described below.

Improve Productivity of Our Retail Stores
For the second quarter of 2014, comparable sales (excluding e-commerce sales) declined 6% compared to an increase of 3% in the second quarter of 2013. Net sales per average gross square foot decreased from $345 for the twelve months ended August 3, 2013 to $325 for the twelve months ended August 2, 2014. Net sales per average gross square foot is determined by dividing net sales (excluding e-commerce sales, shipping and handling revenue related to e-commerce, gift card breakage, sell-off revenue, and franchise revenue) for the period by average gross square feet in operation during the period. Reversing these declines is a primary focus for us and we plan to do this through targeted marketing and continued improvements to our product assortment. See "Results of Operations" below for additional information.

Optimization and Strategic Expansion of Our Store Base
In the second quarter of 2014, we opened two new Company-operated retail stores, one in the United States and one in Canada, and we opened three factory outlet stores in the United States. As previously announced, we plan to close approximately 50 stores over the next 36 months, primarily when these stores' leases expire. We expect those closures to result in additional annual operating income of $5 to $8 million beginning in 2015 depending upon the amount of sales that transfer to other stores and e-commerce.

As of August 2, 2014, we operated 628 stores, including 20 factory outlet stores, compared to 621 stores at August 3, 2013 (which included no factory outlet stores). During the remainder of 2014, we expect to open four retail stores and 13 factory outlet stores in the United States. In addition, we expect to convert four existing retail locations to factory outlet stores, while also closing approximately six retail stores in the United States.

Expand Our e-Commerce Platform
In the second quarter of 2014, our e-commerce sales increased 3% compared to the second quarter of 2013. As we continue in 2014, our focus will remain on improving our overall customer shopping experience. We plan to accomplish this through additional capabilities in our mobile app experience, and by making significant enhancements to our website with a focus on the shopping cart and checkout. We have already implemented several upgrades to our website designed to enhance the customer experience and drive incremental sales. We believe these improvements will make it easier for customers to find and buy the fashion looks and basics they desire. E-commerce sales represented 13% of our total net sales in the second quarter of 2014 compared to 12% in the second quarter of 2013.

Expand Internationally
At quarter end, we were earning revenue from 26 franchise locations, a net increase of six stores from the second quarter of 2013. During the balance of 2014, we expect to open four to six additional franchise store locations, including approximately three shop-in-shop locations in Edgars' department stores in South Africa.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. These key measures include net sales, comparable sales and other individual store performance factors, gross profit, and selling, general, and administrative expenses.

Net Sales. Net sales reflects revenues from the sale of our merchandise, less returns and discounts, as well as sell-off revenue, shipping and handling revenue related to e-commerce, gift card breakage, and revenue earned from our franchise agreements.

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

Results of Operations
The Second Quarter of 2014 Compared to the Second Quarter of 2013
The table below sets forth the various line items in the unaudited Consolidated Statements of Income and Comprehensive Income as a percentage of net sales for the second quarter of 2014 and the second quarter of 2013.

	Thirteen Weeks Ended
	August 2, 2014	August 3, 2013
Net sales	100%	100%
Cost of goods sold, buying and occupancy costs	72%	69%
Gross profit	28%	31%
Selling, general, and administrative expenses	25%	24%
Other operating (income) expense, net	—%	—%
Operating income	3%	7%
Interest expense, net	1%	1%
Other expense, net	—%	—%
Income before income taxes	2%	6%
Income tax expense	—%	2%
Net income	1%	3%
Net Sales

	Thirteen Weeks Ended
	August 2, 2014	August 3, 2013
Net sales (in thousands)	$481,420	$490,075
Comparable sales percentage change	(5)%	6%
Comparable sales percentage change (excluding e-commerce sales)	(6)%	3%
Gross square footage at end of period (in thousands)	5,511	5,425
Number of:
Stores open at beginning of period	628	620
New retail stores	2	2
New outlet stores	3	—
Retail stores converted to outlets	—	—
Closed stores	(5)	(1)
Stores open at end of period	628	621

Net sales decreased approximately $8.7 million, or 2%, compared to the second quarter of 2013. Comparable sales decreased 5% in the second quarter of 2014 compared to the second quarter of 2013. The decrease in comparable sales resulted from decreased store transactions, while average dollar sales per transaction were consistent with prior year. We attribute the decrease in store transactions to a continued decline in traffic at our retail stores and weakness in certain product categories. Non-comparable sales increased $11.6 million, driven by new store openings and remodels.
Gross Profit
The following table shows cost of goods sold, buying and occupancy costs and gross profit in dollars for the stated periods:

	Thirteen Weeks Ended
	August 2, 2014	August 3, 2013
	(in thousands)
Cost of goods sold, buying and occupancy costs	$345,395	$337,528
Gross profit	$136,025	$152,547
The 280 basis point decrease in gross margin, or gross profit as a percentage of net sales, in the second quarter of 2014 compared to the second quarter of 2013 was comprised of a 210 basis point increase in buying and occupancy costs as a percentage of net sales and a reduction in merchandise margin of 70 basis points. The increase in buying and occupancy costs was primarily the result of increased depreciation expense, which was impacted by the opening of the two flagship stores as well as impairment charges of $2.0 million related to leasehold improvements at certain underperforming stores. In addition, there was an increase due to additional rent expense during the quarter and an increase in base payroll expense primarily due to additional headcount at our home office.
Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars for the stated periods:

	Thirteen Weeks Ended
	August 2, 2014	August 3, 2013
	(in thousands)
Selling, general, and administrative expenses	$121,923	$119,176

The $2.7 million increase in selling, general, and administrative expenses in the second quarter of 2014 as compared to the second quarter of 2013 was driven by a $5.3 million increase in marketing expense, a $1.4 million increase in information technology costs, and $1.3 million in severance charges. The increase in marketing expense was primarily related to the LED sign at our Times Square store and an increase in digital media spending. The increase in information technology spending was primarily to support our e-commerce initiatives. These increases were partially offset by decreases in payroll expense primarily related to the cost reductions announced in the first quarter, as well as a reduction in stock compensation expense due to the expectation that performance goals associated with certain performance-based restricted stock units will not be met.
Interest Expense, Net

The following table shows interest expense, net in dollars for the stated periods:

	Thirteen Weeks Ended
	August 2, 2014	August 3, 2013
	(in thousands)
Interest expense, net	$5,941	$4,776

The $1.2 million increase in interest expense results from the accounting rules related to our flagship stores in New York and San Francisco. These rules require a portion of the rent payments to be allocated to interest expense. We expect the interest expense related to our flagship stores to be approximately $4.0 to $5.0 million in the aggregate for 2014. Refer to Note 7 of the unaudited Consolidated Financial Statements for additional information.
Income Tax Expense

The following table shows income tax expense in dollars for the stated periods:

	Thirteen Weeks Ended
	August 2, 2014	August 3, 2013
	(in thousands)
Income tax expense	$1,778	$11,154

The effective tax rate was 20.6% for the second quarter of 2014 compared to 39.7% for second quarter of 2013. We anticipate that our effective tax rate will be approximately 39% in 2014. The reduction in the tax rate for the second quarter  was primarily related to the release of uncertain tax positions following the conclusion of an IRS examination. Refer to Note 6 of the unaudited Consolidated Financial Statements for additional information.

The Twenty-Six Weeks Ended August 2, 2014 Compared to the Twenty-Six Weeks Ended August 3, 2013
The table below sets forth the various line items in the unaudited Consolidated Statements of Income and Comprehensive Income as a percentage of net sales for the twenty-six weeks ended August 2, 2014 and the twenty-six weeks ended August 3, 2013.

	Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013
Net sales	100%	100%
Cost of goods sold, buying and occupancy costs	71%	68%
Gross profit	29%	32%
Selling, general, and administrative expenses	26%	23%
Other operating (income) expense, net	—%	—%
Operating income	3%	9%
Interest expense, net	1%	1%
Other expense, net	—%	—%
Income before income taxes	2%	8%
Income tax expense	1%	3%
Net income	1%	5%
Net Sales

	Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013
Net sales (in thousands)	$942,072	$999,437
Comparable sales percentage change	(8)%	3%
Comparable sales percentage change (excluding e-commerce sales)	(9)%	(1)%
Gross square footage at end of period (in thousands)	5,511	5,425
Number of:
Stores open at beginning of period	632	625
New retail stores	5	5
New outlet stores	20	—
Retail stores converted to outlets	(15)	—
Closed stores	(14)	(9)
Stores open at end of period	628	621

Net sales decreased approximately $57.4 million, or 6%. Comparable sales decreased 8% for the twenty-six weeks ended August 2, 2014 compared to the twenty-six weeks ended August 3, 2013. The decrease in comparable sales resulted from decreases in store transactions, along with a slight decrease in in-store average dollar sales per transaction. We attribute these declines to a continued decrease in traffic, a heavily promotional retail environment, and weakness in certain product categories. Non-comparable sales increased $14.0 million, driven by new store openings and remodels.
Gross Profit
The following table shows cost of goods sold, buying and occupancy costs and gross profit in dollars for the stated periods:

	Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013
	(in thousands)
Cost of goods sold, buying and occupancy costs	$668,674	$676,113
Gross profit	$273,398	$323,324
The 340 basis point decrease in gross margin, or gross profit as a percentage of net sales, for the twenty-six weeks ended August 2, 2014 compared to the twenty-six weeks ended August 3, 2013 was comprised of a 280 basis point increase in buying and occupancy costs as a percentage of net sales and a reduced merchandise margin of 60 basis points. The increase in buying and occupancy costs was primarily the result of increased depreciation expense and an increase in base payroll expense primarily due to additional headcount at our home office to support our outlet initiative. Depreciation expense was impacted by the opening of the two flagship stores as well as impairment charges of $2.8 million related to leasehold improvements at certain underperforming stores. Assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The reviews are conducted at the store level, the lowest identifiable level of cash flow. Factors used to assess stores for impairment include, but are not limited to, plans for future operations, brand initiatives, recent operating results, and projected future cash flows. Significant changes in any of these factors could lead to future impairments.
Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars for the stated periods:

	Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013
	(in thousands)
Selling, general, and administrative expenses	$244,783	$231,799

The $13.0 million increase in selling, general, and administrative expenses for the twenty-six weeks ended August 2, 2014 as compared to the twenty-six weeks ended August 3, 2013 was driven by a $12.7 million increase in marketing expense. The increase in marketing expense was primarily related to the LED sign at our Times Square store and an increase in digital media spending.
Interest Expense, Net

The following table shows interest expense, net in dollars for the stated periods:

	Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013
	(in thousands)
Interest expense, net	$11,838	$9,581

The $2.3 million increase in interest expense results from the accounting rules related to our flagship stores in New York and San Francisco. These rules require a portion of the rent payments to be allocated to interest expense. We expect the interest expense related to our flagship stores to be approximately $4.0 to $5.0 million in the aggregate for 2014. Refer to Note 7 of the unaudited Consolidated Financial Statements for additional information.
Income Tax Expense

The following table shows income tax expense in dollars for the stated periods:

	Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013
	(in thousands)
Income tax expense	$5,814	$32,377

The effective tax rate was 32.7% for the twenty-six weeks ended August 2, 2014 compared to 39.6% for the twenty-six weeks ended August 3, 2013. The reduction in the tax rate for the twenty-six weeks ended August 2, 2014 was primarily related to the release of uncertain tax positions following the conclusion of the IRS examination. Refer to Note 6 of the unaudited Consolidated Financial Statements for additional information. We anticipate that our effective tax rate will be approximately 39% in 2014.

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

Cash Flow Analysis

A summary of cash provided by or used in operating, investing, and financing activities is shown in the following table:

	Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013
	(in thousands)
Provided by operating activities	$4,805	$36,533
Used in investing activities	(59,476)	(45,607)
Used in financing activities	(4,063)	(12,893)
Decrease in cash and cash equivalents	(58,557)	(22,047)
Cash and cash equivalents at end of period	$253,327	$234,250

Net Cash Provided by Operating Activities

The majority of our operating cash inflows are derived from sales. Our operating cash outflows generally consist of payments to vendors for merchandise, to employees for wages, salaries, and other employee benefits, and to landlords for rent. Operating cash outflows also include payments for income taxes and interest on long-term debt.

Net cash provided by operating activities was $4.8 million for the twenty-six weeks ended August 2, 2014 compared to $36.5 million during the twenty-six weeks ended August 3, 2013, a decrease of $31.7 million. The decrease in cash provided by operations primarily related to the following:

•
Items included in net income provided $58.3 million of cash for the twenty-six weeks ended August 2, 2014 compared to $90.6 million for the twenty-six weeks ended August 3, 2013. The decrease in the twenty-six weeks ended August 2, 2014 was primarily driven by the decreased performance of the business in the first and second quarters and the resulting decline in net income as previously discussed.

•
In addition to the decrease in cash provided by items included in net income discussed above, there was $53.5 million of cash used due to working capital changes during the twenty-six weeks ended August 2, 2014 compared to $54.1 million of cash used in the twenty-six weeks ended August 3, 2013. Working capital is subject to cyclical operating needs, the timing of receivable collections and payable and expense payments, and seasonal fluctuations in our operations.

\

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for new and remodeled store construction and fixtures, information technology, and home office and design studio renovations.

Net cash used in investing activities totaled $59.5 million for the twenty-six weeks ended August 2, 2014 compared to $45.6 million for the twenty-six weeks ended August 3, 2013, a $13.9 million increase from the prior year. The increase primarily relates to investments made in information technology projects to further support our growth pillars and in our new outlet stores.

We expect capital expenditures for the remainder of 2014 to be approximately $50.5 million to $55.5 million, primarily driven by new store construction and investments in information technology. These capital expenditures do not include the impact of landlord allowances, which are expected to be approximately $12.0 million to $14.0 million for the remainder of 2014.

Net Cash Used in Financing Activities

Net cash used in financing activities totaled $4.1 million for the twenty-six weeks ended August 2, 2014 as compared to $12.9 million for the twenty-six weeks ended August 3, 2013, a decrease of approximately $8.8 million due primarily to share repurchases in the second quarter of 2013 under the 2012 Repurchase Plan approved by our Board in 2012 and completed in the third quarter of 2013.

On May 28, 2014, our Board authorized the repurchase of up to an additional $100 million of our common stock. The 2014 Repurchase Plan will be funded using available cash and is expected to be executed during the 18 month period following the authorization. No repurchases were made under the 2014 Repurchase Plan in the second quarter of 2014.

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

As of August 2, 2014, there were no borrowings outstanding under the Revolving Credit Facility, and we had $197.6 million of availability. We were not subject to the fixed charge coverage ratio covenant in the Revolving Credit Facility at August 2, 2014 because excess availability plus eligible cash collateral exceeded 10% of the borrowing base.

Senior Notes

On March 5, 2010, Express, LLC and Express Finance, as co-issuers, issued $250.0 million of 8 3/4% Senior Notes due 2018 at an offering price of 98.6% of the face value. Interest on the Senior Notes is payable on March 1 and September 1 of each year. Unamortized debt issuance costs outstanding related to the Senior Notes as of August 2, 2014 were $4.6 million. We previously announced our intention to redeem the remainder of the outstanding Senior Notes in the second quarter of 2014 using proceeds from a new term loan facility; however, following Sycamore Partners' expressed interest in acquiring us, we did not proceed with the refinancing during the second quarter.

Contractual Obligations

Our contractual obligations and other commercial commitments did not change materially between February 1, 2014 and August 2, 2014. For additional information regarding our contractual obligations as of February 1, 2014, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended February 1, 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our Revolving Credit Facility bears interest at variable rates; however, we did not borrow any amounts under the Revolving Credit Facility during the twenty-six weeks ended August 2, 2014. Borrowings under our Senior Notes bear interest at a fixed rate. For fixed rate debt, interest rate changes affect the fair value of such debt, but do not impact earnings or cash flow. Changes in interest rates are not expected to have a material impact on our future earnings or cash flows given our limited exposure to such changes.

Foreign Currency Exchange Risk

All of our merchandise purchases are denominated in United States dollars and, therefore we are not exposed to foreign currency exchange risk on these purchases. However, we currently operate 16 stores in Canada, with the functional currency of our Canadian operations being the Canadian dollar. Our Canadian subsidiaries have intercompany accounts with our United States subsidiaries that eliminate upon consolidation, but the transactions involving such accounts do expose us to foreign currency exchange risk. We do not currently utilize hedging instruments to mitigate foreign currency exchange risks. As of August 2, 2014, a hypothetical 10% change in the Canadian foreign exchange rate would not have had a material impact on our results of operations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 2, 2014.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the second quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

Information relating to legal proceedings is set forth in Note 10 to our unaudited Consolidated Financial Statements included in Part I of this Quarterly Report and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.
In addition to the other information set forth in this Quarterly Report, careful consideration should be given to the following risk factors as well as the risk factors set forth in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014, any of which could materially affect our business, operations, financial position, stock price, or future results. The risks described herein and in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 are important to an understanding of the statements made in this Quarterly Report, in our other filings with the SEC and in any other discussion of our business. These risk factors, which contain forward-looking information, should be read in conjunction with Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the unaudited consolidated financial statements and related notes included in this Quarterly Report.

The expressed interest from Sycamore Partners to acquire the Company may create uncertainty that could adversely impact our business or our stock price.
On June 12, 2014, we received an unsolicited letter from Sycamore Partners which expressed its interest in acquiring the Company. This unsolicited interest could expose us to a number of risks, including fluctuations in our stock price in response to developments or speculation regarding any developments related to the expressed interest; distraction of management; difficulties in hiring, retaining and motivating key personnel as a result of uncertainty generated by the expressed interest or any related developments; difficulties in maintaining relationships or arrangements with key suppliers, sourcing partners, and other third parties; substantial increases in general and administrative expenses associated with the need to retain and compensate legal, financial, and other advisors as a result of the expressed interest; and litigation in connection with the expressed interest or any related developments or actions. There can be no assurance that the expressed interest will result in consummation of any transaction. The occurrence of any one or more of the above risks could have an adverse impact on our business, stock price, financial results, liquidity, and financial condition.
Our stockholder rights plan could make it more difficult for a third party to acquire control of the Company which could have a negative effect on the price of our common stock.
Effective June 12, 2014, we adopted a stockholder rights plan which could discourage potential acquisition proposals and could delay or prevent a change in control of the Company or a change in our management or Board of Directors, even in situations that may be considered beneficial by some of our stockholders. The rights plan may substantially dilute the stock ownership of a person or group that attempts to acquire a large interest without first negotiating with our Board of Directors. These deterrents could also adversely affect the price of our common stock.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the purchase of shares of our common stock made by or on behalf of the Company or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during each month of the quarterly period ended August 2, 2014:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (2)
	(in thousands, except per share amounts)
May 4, 2014 - May 31, 2014	2,699	$15.14	—	$100,000
June 1, 2014 - July 5, 2014	1,762	$16.14	—	$100,000
July 6, 2014 - August 2, 2014	—	$—	—	$100,000
Total	4,461		—
(1) Includes shares of restricted stock purchased in connection with employee tax withholding obligations under the 2010 Plan.
(2) On May 28, 2014, the Board of Directors of the Company authorized us to repurchase up to $100 million of our common stock. The repurchase program will be funded using our available cash and is expected to be executed during the 18 month period following the authorization. Under the program, we may repurchase shares in the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and actual number of shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, and other business and market conditions. The share repurchase program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS.

Exhibits. The following exhibits are filed or furnished with this Quarterly Report:

Exhibit Number	Exhibit Description
4.1	Stockholder Protection Rights Agreement (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company with the SEC on June 13, 2014).
10.1+	Second Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company with the SEC on July 21, 2014).
10.2+	Amendment to Cash Performance Award (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by he Company with the SEC on July 21, 2014).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Financial Officer and Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

+ Indicates a management contract or compensatory plan or arrangement.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	September 10, 2014	EXPRESS, INC.

		By:	/s/ D. Paul Dascoli
D. Paul Dascoli
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)