Form 10-Q
period 2014-11-01
EXPRESS, INC.
filed 2014-12-10
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 1, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock was 84,293,740 as of November 29, 2014.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q ("Quarterly Report") contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, and financial results, our plans and objectives for future operations, growth or initiatives, strategies, plans to repurchase shares of our common stock, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	changes in consumer spending and general economic conditions;

•	our ability to identify and respond to new and changing fashion trends, customer preferences, and other related factors;

•	fluctuations in our sales and results of operations on a seasonal basis and due to a variety of other factors;

•	significant competition from other retailers;

•	the success of the malls and shopping centers in which our stores are located and customer traffic;

•	our dependence on a strong brand image;

•	our ability to develop and maintain a reliable omni-channel experience for our customers;

•	our reliance on information systems and any failure, inadequacy, interruption, or security failure of those systems;

•	our ability to protect our customer data from fraud or theft;

•	our dependence upon independent third parties to manufacture all of our merchandise;

•	the availability constraints and price volatility of raw materials and labor used to manufacture our products;

•	interruptions of the flow of merchandise from international manufacturers causing disruptions in our supply chain;

•	shortages of inventory, delayed shipments to our online customers, and harm to our reputation due to distribution difficulties or shut-down of distribution facilities;

•	our reliance upon independent third-party transportation providers for substantially all of our product shipments;

•	our dependence upon key executive management;

•	our growth strategy, including our new store growth, e-commerce, and international expansion plans;

•	our leasing substantial amounts of space;

•	our reliance on third parties to provide us with certain key services for our business;

•	claims made against us resulting in litigation;

•	changes in laws and regulations applicable to our business;

•	our ability to protect our trademarks or other intellectual property rights;

•	our substantial indebtedness and lease obligations;

•	restrictions imposed by our indebtedness on our current and future operations and our ability to pay dividends and repurchase shares of common stock;

•	fluctuations in energy costs;

•	changes in taxation requirements or the results of tax audits;

•	impairment charges on long-lived assets; and

•	uncertainty associated with Sycamore Partners' expressed interest in acquiring the company.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. For a discussion of these risks and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 1, 2014 ("Annual Report"), filed with the Securities and Exchange Commission (“SEC”) on April 1, 2014, and "Part II - Item 1A. Risk Factors" of this Quarterly Report. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as otherwise required by law.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	November 1, 2014	February 1, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$217,814	$311,884
Receivables, net	20,468	17,384
Inventories	350,269	212,510
Prepaid minimum rent	29,084	28,554
Other	22,414	13,129
Total current assets	640,049	583,461

PROPERTY AND EQUIPMENT	840,452	767,661
Less: accumulated depreciation	(424,672)	(391,539)
Property and equipment, net	415,780	376,122

TRADENAME/DOMAIN NAME	197,822	197,812
DEFERRED TAX ASSETS	17,434	17,558
OTHER ASSETS	6,985	7,717
Total assets	$1,278,070	$1,182,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$226,291	$154,736
Deferred revenue	20,248	28,436
Accrued expenses	86,354	116,035
Total current liabilities	332,893	299,207

LONG-TERM DEBT	199,435	199,170
DEFERRED LEASE CREDITS	128,161	114,509
OTHER LONG-TERM LIABILITIES	105,802	95,215
Total liabilities	766,291	708,101

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 90,392 shares and 89,859 shares issued at November 1, 2014 and February 1, 2014, respectively, and 84,292 shares and 83,966 shares outstanding at November 1, 2014 and February 1, 2014, respectively	904	899
Additional paid-in capital	144,778	130,511
Accumulated other comprehensive loss	(844)	(728)
Retained earnings	474,995	448,460
Treasury stock – at average cost; 6,100 shares and 5,893 shares at November 1, 2014 and February 1, 2014, respectively	(108,054)	(104,573)
Total stockholders’ equity	511,779	474,569
Total liabilities and stockholders’ equity	$1,278,070	$1,182,670
See notes to unaudited consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
NET SALES	$497,608	$503,808	$1,439,680	$1,503,245
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	340,050	338,543	1,008,724	1,014,656
Gross profit	157,558	165,265	430,956	488,589
OPERATING EXPENSES:
Selling, general, and administrative expenses	126,526	128,366	371,309	360,165
Other operating expense (income), net	508	169	(476)	(415)
Total operating expenses	127,034	128,535	370,833	359,750

OPERATING INCOME	30,524	36,730	60,123	128,839

INTEREST EXPENSE, NET	6,042	4,876	17,880	14,457
OTHER EXPENSE, NET	160	153	157	958
INCOME BEFORE INCOME TAXES	24,322	31,701	42,086	113,424
INCOME TAX EXPENSE	9,737	12,434	15,551	44,811
NET INCOME	$14,585	$19,267	$26,535	$68,613

OTHER COMPREHENSIVE INCOME:
Foreign currency translation (loss) gain	(600)	26	(116)	242
COMPREHENSIVE INCOME	$13,985	$19,293	$26,419	$68,855

EARNINGS PER SHARE:
Basic	$0.17	$0.23	$0.32	$0.81
Diluted	$0.17	$0.23	$0.31	$0.81

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	84,189	83,929	84,122	84,675
Diluted	84,605	84,603	84,490	85,221
See notes to unaudited consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,535	$68,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,965	52,000
Loss on disposal of property and equipment	741	636
Impairment charge	5,087	—
Excess tax benefit from share-based compensation	(47)	(201)
Share-based compensation	14,306	16,016
Deferred taxes	668	307
Landlord allowance amortization	(8,637)	(6,573)
Changes in operating assets and liabilities:
Receivables, net	(3,101)	(6,420)
Inventories	(137,746)	(128,334)
Accounts payable, deferred revenue, and accrued expenses	33,431	25,969
Other assets and liabilities	8,805	15,627
Net cash (used in) provided by operating activities	(1,993)	37,640

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(86,571)	(78,772)
Purchase of intangible assets	(1,010)	(69)
Net cash used in investing activities	(87,581)	(78,841)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lease financing obligations	(1,105)	(45)
Excess tax benefit from share-based compensation	47	201
Proceeds from exercise of stock options	—	4,426
Repurchase of common stock	(3,481)	(37,905)
Net cash used in financing activities	(4,539)	(33,323)

EFFECT OF EXCHANGE RATE ON CASH	43	(220)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(94,070)	(74,744)
CASH AND CASH EQUIVALENTS, Beginning of period	311,884	256,297
CASH AND CASH EQUIVALENTS, End of period	$217,814	$181,553
See notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
(unaudited)

1. Description of Business and Basis of Presentation
Business Description

Express, Inc., together with its subsidiaries ("Express" or the "Company"), is a specialty apparel and accessories retailer of women's and men's merchandise, targeting the 20 to 30 year old customer. Express merchandise is sold through retail and factory outlet stores and the Company's website, www.express.com. As of November 1, 2014, Express operated 609 primarily mall-based retail stores in the United States, Canada, and Puerto Rico as well as 29 factory outlet stores. Additionally, the Company earned revenue from 30 franchise stores in the Middle East, Latin America, and South Africa. These franchise stores are operated by franchisees pursuant to franchise agreements. Under the franchise agreements, the franchisees operate stores that sell Express-branded apparel and accessories purchased directly from the Company.

Fiscal Year

The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. References herein to "2014" and "2013" represent the 52-week periods ended January 31, 2015 and February 1, 2014, respectively. All references herein to “the third quarter of 2014” and “the third quarter of 2013” represent the thirteen weeks ended November 1, 2014 and November 2, 2013, respectively.

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

Reclassifications and Revisions

Certain prior period amounts have been reclassified or revised to conform to the current period presentation. This includes a revision to reclassify sell-off revenue from "Cost of Goods Sold, Buying and Occupancy Costs" to "Net Sales" in the amount of$0.8 million and $5.6 million for the thirteen and thirty-nine weeks ended November 2, 2013, respectively. This revision did not impact the Company's reported gross profit, net earnings, earnings per share, or cash flows for the prior periods. The Company has assessed the related error and concluded that it was was not material to the Company's previously issued interim consolidated financial statements.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09. ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that accounts for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and is to be applied retrospectively, with early application not permitted. The Company is evaluating the new standard, but does not, at this time, anticipate a material impact to the financial statements once implemented.

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

The following is information regarding the Company's major product categories and sales channels:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
	(in thousands)		(in thousands)
Apparel	$438,552	$442,196	$1,259,465	$1,313,175
Accessories and other	50,936	52,699	152,227	162,059
Other revenue	8,120	8,913	27,988	28,011
Total net sales	$497,608	$503,808	$1,439,680	$1,503,245

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
	(in thousands)		(in thousands)
Stores	$410,355	$423,720	$1,201,748	$1,273,452
E-commerce	79,133	71,175	209,944	201,782
Other revenue	8,120	8,913	27,988	28,011
Total net sales	$497,608	$503,808	$1,439,680	$1,503,245
Other revenue consists primarily of sell-off revenue, shipping and handling revenue related to e-commerce activity, gift card breakage, and revenue from franchise agreements.
Revenue and long-lived assets relating to the Company's international operations for the thirteen and thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively, were not material for any period presented and, therefore, are not reported separately from domestic revenue or long-lived assets.

3. Earnings Per Share

The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
	(in thousands)
Weighted-average shares - basic	84,189	83,929	84,122	84,675
Dilutive effect of stock options, restricted stock units, and restricted stock	416	674	368	546
Weighted-average shares - diluted	84,605	84,603	84,490	85,221

Equity awards representing 4.3 million and 4.1 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen and thirty-nine weeks ended November 1, 2014, respectively, as the inclusion of these awards would have been anti-dilutive. Equity awards representing 2.0 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen and thirty-nine weeks ended November 2, 2013, as the inclusion of these awards would have been anti-dilutive.

Additionally, for the thirteen and thirty-nine weeks ended November 1, 2014, there were 0.5 million shares excluded from the computation of diluted weighted average shares because the number of shares that will ultimately be issued is contingent on the Company's performance compared to pre-established performance goals which have not been achieved as of November 1, 2014.
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

Financial Assets

The following table presents the Company's financial assets measured at fair value on a recurring basis as of November 1, 2014 and February 1, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.

	November 1, 2014
	Level 1	Level 2	Level 3
	(in thousands)
U.S. treasury securities money market funds	$178,886	$—	$—

	February 1, 2014
	Level 1	Level 2	Level 3
	(in thousands)
U.S. treasury securities money market funds	$290,361	$—	$—

The carrying amounts reflected on the unaudited Consolidated Balance Sheets for cash, cash equivalents, receivables, prepaid expenses, and payables as of November 1, 2014 and February 1, 2014 approximated their fair values.

Non-Financial Assets

The Company's non-financial assets, which include fixtures, equipment, improvements, and intangible assets, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur indicating the carrying value of these assets may not be recoverable, or annually in the case of indefinite lived intangibles, an impairment test is required. The impairment test requires the Company to estimate the fair value of the assets and compare this to the carrying value of the assets. If the fair value of the asset is less than the carrying value, then an impairment charge is recognized and the non-financial assets are recorded at fair value. The Company estimates the fair value using a discounted cash flow model. Factors used in the evaluation include, but are not limited to, management's plans for future operations, recent operating results, and projected cash flows. During the thirteen and thirty-nine weeks ended November 1, 2014, the Company recognized impairment charges of approximately $2.3 million and $5.1 million, respectively. These charges were related to three stores for the thirteen weeks ended November 1, 2014, and nine stores for the thirty-nine weeks ended November 1, 2014. There were no impairment charges recognized during the thirteen or thirty-nine weeks ended November 2, 2013.

5. Intangible Assets

The following table provides the significant components of intangible assets:

	November 1, 2014
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename	$196,144	$—	$196,144
Internet domain names/trademarks	1,678	—	1,678
Net favorable lease obligations/other	21,146	19,664	1,482
	$218,968	$19,664	$199,304

	February 1, 2014
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename	$196,144	$—	$196,144
Internet domain names/trademarks	1,668	—	1,668
Net favorable lease obligations/other	20,175	19,106	1,069
	$217,987	$19,106	$198,881

The Company's tradename, internet domain names, and trademarks have indefinite lives. Net favorable lease obligations and other intangibles are amortized over a period between five and ten years and are included in other assets on the unaudited Consolidated Balance Sheets. Amortization expense totaled approximately $0.2 million and $0.6 million during the thirteen and thirty-nine weeks ended November 1, 2014, respectively, and $0.3 million and $1.0 million during the thirteen and thirty-nine weeks ended November 2, 2013.

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

The Company's effective tax rate was 40.0% and 39.2% for the thirteen weeks ended November 1, 2014 and November 2, 2013, respectively. The Company's effective tax rate was 37.0% and 39.5% for the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively. The reduction of the rate for the thirty-nine weeks ended November 1, 2014 primarily related to the net $1.7 million tax benefit from the release of uncertain tax positions following the conclusion of the IRS examination discussed above.

7. Lease Financing Obligations

In certain lease arrangements, the Company is involved in the construction of the building. To the extent the Company is involved in the construction of structural improvements or takes construction risk prior to commencement of a lease, it is deemed the owner of the project for accounting purposes. Accordingly, the Company records an asset in property and equipment on the unaudited Consolidated Balance Sheets, including any capitalized interest costs. The Company also records related liabilities in accrued interest and lease financing obligations included in other long-term liabilities on the unaudited Consolidated Balance Sheets, for the replacement cost of the Company's portion of the pre-existing building plus the amount of construction costs incurred by the landlord as of the balance sheet date. Once construction is complete, the Company considers the requirements for sale-leaseback treatment, including the transfer of all risks of ownership back to the landlord, and whether the Company has any continuing involvement in the leased property. If the arrangement does not qualify for sale-leaseback treatment, the building assets subject to these obligations remain on the Company's unaudited Consolidated Balance Sheets at their historical cost, and such assets are depreciated over their remaining useful lives. The replacement cost of the pre-existing building, as well as the costs of construction paid by the landlord, are recorded as lease financing obligations, and a portion of the lease payments are applied as payments of principal and interest. The interest rate selected for lease financing obligations is evaluated at lease inception based on the Company's incremental borrowing rate. At the end of the initial lease term, should the Company decide not to renew the lease, the Company would reverse equal amounts of the remaining net book value of the assets and the corresponding lease financing obligations. The initial lease terms related to these lease arrangements are expected to expire in 2023 and 2030. As of November 1, 2014 and February 1, 2014 there was $71.9 million and $63.2 million, respectively, of net landlord funded construction, replacement cost of pre-existing property, and capitalized interest in property and equipment on the unaudited Consolidated Balance Sheets. There were also $73.8 million and $63.0 million of lease financing obligations as of November 1, 2014 and February 1, 2014, respectively, in other long-term liabilities on the unaudited Consolidated Balance Sheets. The transactions involving the initial recording of these assets and liabilities are classified as non-cash items for purposes of the unaudited Consolidated Statements of Cash Flows.

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

8. Debt

Borrowings outstanding consisted of the following:

	November 1, 2014	February 1, 2014
	(in thousands)
8 3/4% Senior Notes	$200,850	$200,850
Debt discount on Senior Notes	(1,415)	(1,680)
Total long-term debt	$199,435	$199,170

Revolving Credit Facility

On July 29, 2011, Express Holding, LLC, a wholly-owned subsidiary ("Express Holding"), and its subsidiaries entered into an Amended and Restated $200.0 million secured Asset-Based Credit Facility ("Revolving Credit Facility"). As of November 1, 2014, there were no borrowings outstanding and approximately $197.6 million available under the Revolving Credit Facility.

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

Fair Value of Debt

The fair value of the Senior Notes was estimated using a number of factors, such as recent trade activity, size, timing, and yields of comparable bonds and is, therefore, within Level 2 of the fair value hierarchy. As of November 1, 2014, the estimated fair value of the Senior Notes was $207.9 million.

Letters of Credit

The Company may enter into various trade letters of credit ("trade LCs") in favor of certain vendors to secure merchandise. These trade LCs are issued for a defined period of time, for specific shipments, and generally expire three weeks after the merchandise shipment date. As of November 1, 2014 and February 1, 2014, there were no outstanding trade LCs. Additionally, the Company enters into stand-by letters of credit ("stand-by LCs") on an as-needed basis to secure merchandise and fund other general and administrative costs. As of November 1, 2014 and February 1, 2014, outstanding stand-by LCs totaled $2.4 million and $2.0 million, respectively.

9. Share-Based Compensation

The Company records the fair value of share-based payments to employees in the unaudited Consolidated Statements of Income and Comprehensive Income as compensation expense, net of forfeitures, over the requisite service period.

Share-Based Compensation Plans

The following summarizes our share-based compensation expense:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
	(in thousands)
Restricted stock units and restricted stock	$2,670	$3,044	$8,017	$9,353
Stock options	1,369	2,135	6,289	6,662
Restricted shares (equity issued pre-IPO)	—	—	—	1
Total share-based compensation	$4,039	$5,179	$14,306	$16,016

The stock compensation related income tax benefit recognized by the Company during the thirteen and thirty-nine weeks ended November 1, 2014 was $0.2 million and $3.6 million, respectively. The stock compensation related income tax benefit recognized by the Company during the thirteen and thirty-nine weeks ended November 2, 2013 was $1.2 million and $3.4 million, respectively.

Stock Options

During the thirty-nine weeks ended November 1, 2014, the Company granted stock options under the Amended and Restated Express, Inc. 2010 Incentive Compensation Plan (the "2010 Plan"). The fair value of the stock options is determined using the Black-Scholes-Merton option-pricing model as described later in this note. Stock options granted in 2014 under the 2010 Plan vest 25% per year over four years or upon reaching retirement eligibility, defined as providing 10 years of service and being at least 55 years old. These options have a 10 year contractual life. Options granted to the Chief Executive Officer in prior years vest ratably over three years. The expense for stock options is recognized using the straight-line attribution method.

The Company's activity with respect to stock options during the thirty-nine weeks ended November 1, 2014 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding, February 1, 2014	3,234	$18.85
Granted	378	$15.86
Exercised	—	$—
Forfeited or expired	(78)	$19.64
Outstanding, November 1, 2014	3,534	$18.51	7.0	$203
Expected to vest at November 1, 2014	1,180	$18.45	8.3	$95
Exercisable at November 1, 2014	2,306	$18.56	6.3	$103
The following provides additional information regarding the Company's stock options:

	Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013
	(in thousands, except per share amounts)
Weighted average grant date fair value of options granted (per share)	$8.51	$9.49
Total intrinsic value of options exercised	$—	$904

As of November 1, 2014, there was approximately $6.6 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of approximately 1.5 years.

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

The following assumptions were used in estimating the fair value of the stock options on the date of the grant:

	Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013
Risk-free interest rate (1)	1.90%	1.13%
Price Volatility (2)	54.7%	55.9%
Expected term (years) (3)	6.25	6.20
Dividend yield (4)	—	—

(1)	Represents the yield on U.S. Treasury securities with a term consistent with the expected term of the stock options.

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

Restricted Stock Units and Restricted Stock

During the thirty-nine weeks ended November 1, 2014, the Company granted restricted stock units (“RSUs”) under the 2010 Plan, including 0.5 million RSUs with performance conditions. The fair value of RSUs is determined based on the Company's stock price on the grant date. The expense for RSUs without performance conditions is recognized using the straight-line attribution method. The expense for RSUs with performance conditions is recognized using the graded vesting method based on the expected achievement of the performance conditions. The RSUs with performance conditions are also subject to time-

based vesting. One-half of these RSUs that are earned based on the achievement of performance criteria will vest on the second anniversary of the date of the grant and the remainder will vest on the third anniversary of the date of the grant. RSUs without performance conditions vest ratably over four years.

The Company's activity with respect to RSUs and restricted stock for the thirty-nine weeks ended November 1, 2014 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value Per Share
	(in thousands, except per share amounts)
Unvested, February 1, 2014	1,487	$19.29
Granted*	756	$15.72
Vested	(568)	$19.20
Forfeited	(58)	$18.11
Unvested, November 1, 2014	1,617	$17.70
*There were approximately 0.5 million RSUs with two-year performance conditions granted in the first quarter of 2014. None of these RSUs are currently included as granted in the table above. The number of performance based RSUs that are ultimately earned may vary from 0% to 125% of target depending on the achievement of predefined financial performance targets.

The total fair value/intrinsic value of RSUs and restricted stock that vested during the thirty-nine weeks ended November 1, 2014 was $10.9 million. As of November 1, 2014, there was approximately $17.3 million of total unrecognized compensation expense related to unvested RSUs and restricted stock that is expected to be recognized over a weighted-average period of approximately 1.7 years.

10. Commitments and Contingencies

During 2013 and 2014, the Company received letters from two individuals claiming that the Company unlawfully collected their zip codes in connection with a retail purchase made at a Massachusetts Express store and thereafter used that information to send them unwanted marketing materials. These letters indicate that the individuals may file suit on behalf of a class of customers whose zip codes were collected and recorded at Company stores in Massachusetts in connection with credit card purchases, and claims that the Company used the collected zip code data to obtain customers’ addresses for purposes of mailing them unwanted advertising material. These letters further seek monetary damages pursuant to a claim under Chapter 93A of the General Laws of Massachusetts. In the first quarter of 2014, after providing the claimants with information about the Company's collection practices, the Company received notice that one of the claimants will not pursue the claims previously alleged against the Company. The other claimant has not yet responded. The Company believes the allegations in the letters are without merit and intends to vigorously defend against any claims that are filed in court. Due to the uncertainties of litigation, it is reasonably possible that the Company may incur a loss related to these potential suits. However, the amount of such loss, if any, cannot be estimated as of the date these financial statements are issued.

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

EXPRESS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Amounts in thousands)
(Unaudited)

	November 1, 2014
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$1,894	$183,048	$20,893	$11,979	$—	$217,814
Receivables, net	—	8,348	11,654	466	—	20,468
Inventories	—	23,346	321,218	5,705	—	350,269
Prepaid minimum rent	—	333	27,385	1,366	—	29,084
Intercompany receivable	—	36,604	—	5,784	(42,388)	—
Intercompany loan receivable	—	7,102	—	—	(7,102)	—
Other	346	34,872	7,012	500	(20,316)	22,414
Total current assets	2,240	293,653	388,162	25,800	(69,806)	640,049
Property and equipment, net	—	58,294	340,061	17,425	—	415,780
Tradename/domain name	—	197,822	—	—	—	197,822
Investment in subsidiary	508,879	443,155	—	503,094	(1,455,128)	—
Deferred tax assets	660	5,772	11,002	—	—	17,434
Other assets	—	6,172	807	6	—	6,985
Total assets	$511,779	$1,004,868	$740,032	$546,325	$(1,524,934)	$1,278,070
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$222,491	$2,444	$1,356	$—	$226,291
Deferred revenue	—	840	19,225	183	—	20,248
Accrued expenses	—	42,468	63,166	1,036	(20,316)	86,354
Intercompany payable	—	5,784	36,604	—	(42,388)	—
Intercompany loan payable	—	—	—	7,102	(7,102)	—
Total current liabilities	—	271,583	121,439	9,677	(69,806)	332,893
Long-term debt	—	199,435	—	—	—	199,435
Deferred lease credits	—	4,664	116,335	7,162	—	128,161
Other long-term liabilities	—	26,092	79,704	6	—	105,802
Total liabilities	—	501,774	317,478	16,845	(69,806)	766,291
Commitments and contingencies (Note 10)
Total stockholders’ equity	511,779	503,094	422,554	529,480	(1,455,128)	511,779
Total liabilities and stockholders’ equity	$511,779	$1,004,868	$740,032	$546,325	$(1,524,934)	$1,278,070

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

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended November 1, 2014
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated Total
Net sales	$—	$322,836	$482,257	$9,990	$(317,475)	$497,608
Cost of goods sold, buying and occupancy costs	—	255,582	394,738	7,205	(317,475)	340,050
Gross profit	—	67,254	87,519	2,785	—	157,558
Selling, general, and administrative expenses	139	46,338	76,685	3,364	—	126,526
Other operating income, net	—	(67)	544	31	—	508
Operating (loss) income	(139)	20,983	10,290	(610)	—	30,524
Interest expense, net	—	5,150	892	—	—	6,042
(Income) loss in subsidiary	(14,665)	(5,115)	—	(14,665)	34,445	—
Other expense, net	—	(1)	—	161	—	160
Income (loss) before income taxes	14,526	20,949	9,398	13,894	(34,445)	24,322
Income tax (benefit) expense	(59)	6,284	3,816	(304)	—	9,737
Net income (loss)	$14,585	$14,665	$5,582	$14,198	$(34,445)	$14,585
Foreign currency translation	(600)	(600)	—	(1,200)	1,800	(600)
Comprehensive income (loss)	$13,985	$14,065	$5,582	$12,998	$(32,645)	$13,985

	Thirteen Weeks Ended November 2, 2013
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated Total
Net sales	$—	$319,989	$487,697	$8,902	$(312,780)	$503,808
Cost of goods sold, buying and occupancy costs	—	246,069	399,332	5,895	(312,753)	338,543
Gross profit	—	73,920	88,365	3,007	(27)	165,265
Selling, general, and administrative expenses	55	50,064	75,233	3,015	(1)	128,366
Other operating (income) expense, net	—	(180)	374	1	(26)	169
Operating (loss) income	(55)	24,036	12,758	(9)	—	36,730
Interest expense (income), net	—	5,065	(208)	19	—	4,876
(Income) loss in subsidiary	(19,301)	(7,775)	—	(19,301)	46,377	—
Other expense, net	—	—	—	153	—	153
Income (loss) before income taxes	19,246	26,746	12,966	19,120	(46,377)	31,701
Income tax (benefit) expense	(21)	7,445	5,010	—	—	12,434
Net income (loss)	$19,267	$19,301	$7,956	$19,120	$(46,377)	$19,267
Foreign currency translation	26	26	—	54	(80)	26
Comprehensive income (loss)	$19,293	$19,327	$7,956	$19,174	$(46,457)	$19,293

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended November 1, 2014
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated Total
Net sales	$—	$772,931	$1,396,433	$27,094	$(756,778)	$1,439,680
Cost of goods sold, buying and occupancy costs	—	613,713	1,133,002	18,787	(756,778)	1,008,724
Gross profit	—	159,218	263,431	8,307	—	430,956
Selling, general, and administrative expenses	648	135,564	226,438	8,659	—	371,309
Other operating expense (income), net	—	(52)	(455)	31	—	(476)
Operating (loss) income	(648)	23,706	37,448	(383)	—	60,123
Interest expense, net	—	15,815	2,065	—	—	17,880
(Income) loss in subsidiary	(26,923)	(20,725)	—	(26,923)	74,571	—
Other expense (income), net	—	3	—	154	—	157
Income (loss) before income taxes	26,275	28,613	35,383	26,386	(74,571)	42,086
Income tax (benefit) expense	(260)	1,690	14,360	(239)	—	15,551
Net income (loss)	$26,535	$26,923	$21,023	$26,625	$(74,571)	$26,535
Foreign currency translation	(116)	(116)	—	(232)	348	(116)
Comprehensive income (loss)	$26,419	$26,807	$21,023	$26,393	$(74,223)	$26,419

	Thirty-Nine Weeks Ended November 2, 2013
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated Total
Net sales	—	779,996	1,461,197	24,307	(762,255)	1,503,245
Cost of goods sold, buying and occupancy costs	—	574,603	1,186,593	15,715	(762,255)	1,014,656
Gross profit	—	205,393	274,604	8,592	—	488,589
Selling, general, and administrative expenses	286	129,825	222,070	7,984	—	360,165
Other operating (income) expense, net	—	(180)	(250)	15	—	(415)
Operating (loss) income	(286)	75,748	52,784	593	—	128,839
Interest expense (income), net	—	15,612	(1,197)	42	—	14,457
(Income) loss in subsidiary	(68,788)	(32,627)	—	(68,788)	170,203	—
Other expense, net	—	—	—	958	—	958
Income (loss) before income taxes	68,502	92,763	53,981	68,381	(170,203)	113,424
Income tax (benefit) expense	(111)	23,975	20,947	—	—	44,811
Net income (loss)	68,613	68,788	33,034	68,381	(170,203)	68,613
Foreign currency translation	242	242	—	486	(728)	242
Comprehensive income (loss)	68,855	69,030	33,034	68,867	(170,931)	68,855

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended November 1, 2014
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated Total
Operating Activities
Net cash (used in) provided by operating activities	$(483)	$(71,241)	$68,271	$1,460	$—	$(1,993)
Investing Activities
Capital expenditures	—	(16,633)	(67,014)	(2,924)	—	(86,571)
Distributions received	3,874	—	—	3,874	(7,748)	—
Purchase of intangible assets	—	(1,010)	—	—	—	(1,010)
Net cash provided by (used in) investing activities	3,874	(17,643)	(67,014)	950	(7,748)	(87,581)
Financing Activities
Payments on lease financing obligations	—	(1,105)	—	—	—	(1,105)
Excess tax benefit from share-based compensation	—	42	5	—	—	47
Repurchase of common stock	(3,481)	—	—	—	—	(3,481)
Repayment of intercompany loan	—	2,205	—	(2,205)	—	—
Borrowings under intercompany loan	—	(9,043)	—	9,043	—	—
Distributions paid	—	(3,874)	—	(3,874)	7,748	—
Net cash (used in) provided by financing activities	(3,481)	(11,775)	5	2,964	7,748	(4,539)

Effect of exchange rate on cash	—	—	—	43	—	43

Net (decrease) increase in cash and cash equivalents	(90)	(100,659)	1,262	5,417	—	(94,070)
Cash and cash equivalents, beginning of period	1,984	283,707	19,631	6,562	—	311,884
Cash and cash equivalents, end of period	$1,894	$183,048	$20,893	$11,979	$—	$217,814

EXPRESS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended November 2, 2013
	Express, Inc.	Subsidiary Issuers	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated Total
Operating Activities
Net cash provided by (used in) operating activities	$(86)	$(15,994)	$52,240	$1,480	$—	$37,640
Investing Activities
Capital expenditures	—	(21,497)	(51,651)	(5,624)	—	(78,772)
Distributions received	34,325	—	—	34,325	(68,650)	—
Purchase of intangible assets	—	(69)	—	—	—	(69)
Net cash provided by (used in) investing activities	34,325	(21,566)	(51,651)	28,701	(68,650)	(78,841)
Financing Activities
Payments on leased financing obligations	—	(45)	—	—	—	(45)
Excess tax benefit from share-based compensation	—	201	—	—	—	201
Proceeds from exercise of stock options	4,426	—	—	—	—	4,426
Repayment of intercompany loan	—	5,806	—	(5,806)	—	—
Borrowings under intercompany loan	—	(11,459)	—	11,459	—	—
Repurchase of common stock	(37,905)	—	—	—	—	(37,905)
Distributions paid	—	(34,325)	—	(34,325)	68,650	—
Net cash (used in) provided by financing activities	(33,479)	(39,822)	—	(28,672)	68,650	(33,323)

Effect of exchange rate on cash	—	—	—	(220)	—	(220)

Net increase (decrease) in cash and cash equivalents	760	(77,382)	589	1,289	—	(74,744)
Cash and cash equivalents, beginning of period	938	230,174	22,924	2,261	—	256,297
Cash and cash equivalents, end of period	$1,698	$152,792	$23,513	$3,550	$—	$181,553

12. Stockholders' Equity

Share Repurchase Programs

On May 28, 2014, the Company's Board of Directors (the "Board") authorized the repurchase of up to $100.0 million of common stock (the "2014 Repurchase Program"). The 2014 Repurchase Program will be funded using available cash. For the thirteen and thirty-nine weeks ended November 1, 2014 there were no purchases made under the 2014 Repurchase Program.

On May 24, 2012, the Board authorized the repurchase of up to $100.0 million of common stock (the "2012 Repurchase Program"). During the thirteen and thirty-nine weeks ended November 2, 2013, the Company repurchased  1.0 million  and 1.6 million shares of its common stock under the 2012 Repurchase Program for a total of $21.2 million and $35.1 million, respectively, including commissions.

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

The challenging retail environment, which included decreased traffic at retail stores and heightened promotional activity, continued into the third quarter of 2014. Comparable sales decreased 5% and earnings per share decreased by approximately 26% compared to the third quarter of 2013. We believe that a portion of this can be attributed to the difficult macro retail environment, but there were also certain product offerings that did not resonate with our customers in both our women's and men's business. Looking forward, the Holiday season will be very important to us, as it is for many retailers, and we are committed to delivering compelling fashion with an appealing price/value proposition, maintaining high levels of discipline around our test and react strategy, and working to preserve our merchandise margins in the expected highly promotional environment.

Our third quarter 2014 results and near term plans with respect to our growth pillars are described below.

Improve Productivity of Our Stores
For the third quarter of 2014, comparable sales (excluding e-commerce sales) declined 7% compared to an increase of 2% in the third quarter of 2013. Net sales per average gross square foot decreased from $346 for the twelve months ended November 2, 2013 to $321 for the twelve months ended November 1, 2014. Net sales per average gross square foot is determined by dividing net sales (excluding e-commerce sales, shipping and handling revenue related to e-commerce, gift card breakage, sell-off revenue, and franchise revenue) for the period by average gross square feet in operation during the period. Reversing these declines remains a primary focus for us and we plan to do this through targeted marketing and continued improvements in our product assortment. See "Results of Operations" below for additional information.

Optimization and Strategic Expansion of Our Store Base
In the third quarter of 2014, we opened four new Company-operated retail stores, all in the United States. We also opened nine factory outlet stores in the United States. As previously announced, we plan to close approximately 50 retail stores over the next 36 months, primarily when these stores' leases expire. We expect those closures to result in additional annual operating income of $5 to $8 million beginning in 2015, depending upon the amount of sales that transfer to other stores and e-commerce.

As of November 1, 2014, we operated 638 stores, including 29 factory outlet stores, compared to 628 stores at November 2, 2013 (which included no factory outlet stores). During the remainder of 2014, we expect to open five factory outlet stores in the United States. In addition, we expect to convert seven existing retail locations to factory outlet stores, while also closing three retail stores in the United States.

Expand Our e-Commerce Platform
In the third quarter of 2014, our e-commerce sales increased 11% compared to the third quarter of 2013. Looking ahead, we will continue to focus on improving our overall customer shopping experience. We plan to accomplish this through additional capabilities in our mobile app experience, and by making significant enhancements to our website with a focus on the shopping cart and checkout. We have already implemented several upgrades to our website designed to enhance the customer experience and drive incremental sales. We believe these improvements will make it easier for customers to find and buy the fashion looks and basics they desire. E-commerce sales represented 16% of our total net sales in the third quarter of 2014 compared to 14% in the third quarter of 2013.

Expand Internationally
At quarter end, we were earning revenue from 30 franchise locations, a net increase of seven stores from the third quarter of 2013. These included three shop-in-shop locations inside Edgars' department stores in South Africa. During the fourth quarter of 2014, we expect to open three to five additional franchise locations.

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

Results of Operations
The Third Quarter of 2014 Compared to the Third Quarter of 2013
The table below sets forth the various line items in the unaudited Consolidated Statements of Income and Comprehensive Income as a percentage of net sales for the third quarter of 2014 and the third quarter of 2013.

	Thirteen Weeks Ended
	November 1, 2014	November 2, 2013
Net sales	100%	100%
Cost of goods sold, buying and occupancy costs	68%	67%
Gross profit	32%	33%
Selling, general, and administrative expenses	25%	25%
Other operating expense (income), net	—%	—%
Operating income	6%	7%
Interest expense, net	1%	1%
Other expense, net	—%	—%
Income before income taxes	5%	6%
Income tax expense	2%	2%
Net income	3%	4%

Net Sales

	Thirteen Weeks Ended
	November 1, 2014	November 2, 2013
Net sales (in thousands)	$497,608	$503,808
Comparable sales percentage change	(5)%	5%
Comparable sales percentage change (excluding e-commerce sales)	(7)%	2%
Gross square footage at end of period (in thousands)	5,611	5,494
Number of:
Stores open at beginning of period	628	621
New retail stores	4	7
New outlet stores	9	—
Retail stores converted to outlets	—	—
Closed stores	(3)	—
Stores open at end of period	638	628

Net sales decreased approximately $6.2 million, or 1%, compared to the third quarter of 2013. Comparable sales decreased 5% in the third quarter of 2014 compared to the third quarter of 2013. The decrease in comparable sales resulted from decreased store transactions and a decrease in average dollar sales per transaction. We attribute the decrease in store transactions to a continued decline in traffic at our retail stores and weakness in certain product categories, while the decrease in average dollar sales per transaction can be attributed to deeper discounting to sell through slower moving inventory. Non-comparable sales increased $16.5 million, driven primarily by new outlet store openings.
Gross Profit
The following table shows cost of goods sold, buying and occupancy costs and gross profit in dollars for the stated periods:

	Thirteen Weeks Ended
	November 1, 2014	November 2, 2013
	(in thousands)
Cost of goods sold, buying and occupancy costs	$340,050	$338,543
Gross profit	$157,558	$165,265
The 110 basis point decrease in gross margin, or gross profit as a percentage of net sales, in the third quarter of 2014 compared to the third quarter of 2013 was comprised of a 140 basis point increase in buying and occupancy costs as a percentage of net sales partially offset by an increase in merchandise margin of 30 basis points. The increase in buying and occupancy costs was primarily the result of increased depreciation expense, which was impacted by the two flagship stores, as well as impairment charges of $2.3 million related to leasehold improvements at certain underperforming stores. In addition, there was an increase in rent expense during the quarter primarily related to our new outlet stores, which was partially offset by store closures. The increase in merchandise margin was primarily driven by progress against our inventory related initiatives, specifically more prudent management of our fabric commitments resulting in fewer cancellation charges and reduced shrink.
Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars for the stated periods:

	Thirteen Weeks Ended
	November 1, 2014	November 2, 2013
	(in thousands)
Selling, general, and administrative expenses	$126,526	$128,366

The $1.8 million decrease in selling, general, and administrative expenses in the third quarter of 2014 as compared to the third quarter of 2013 was primarily the result of decreased payroll related expenses of approximately $3.8 million resulting from a decrease in performance related payroll costs and previously announced cost saving initiatives. These decreases were partially offset by a $2.5 million increase in marketing expense primarily related to the LED sign at our Times Square store.
Interest Expense, Net

The following table shows interest expense, net in dollars for the stated periods:

	Thirteen Weeks Ended
	November 1, 2014	November 2, 2013
	(in thousands)
Interest expense, net	$6,042	$4,876

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
Income Tax Expense

The following table shows income tax expense in dollars for the stated periods:

	Thirteen Weeks Ended
	November 1, 2014	November 2, 2013
	(in thousands)
Income tax expense	$9,737	$12,434

The effective tax rate was 40.0% for the third quarter of 2014 compared to 39.2% for the third quarter of 2013. We anticipate that our effective tax rate will be approximately 39% in 2014.

The Thirty-Nine Weeks Ended November 1, 2014 Compared to the Thirty-Nine Weeks Ended November 2, 2013
The table below sets forth the various line items in the unaudited Consolidated Statements of Income and Comprehensive Income as a percentage of net sales for the thirty-nine weeks ended November 1, 2014 and the thirty-nine weeks ended November 2, 2013.

	Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013
Net sales	100%	100%
Cost of goods sold, buying and occupancy costs	70%	67%
Gross profit	30%	33%
Selling, general, and administrative expenses	26%	24%
Other operating (income) expense, net	—%	—%
Operating income	4%	9%
Interest expense, net	1%	1%
Other expense, net	—%	—%
Income before income taxes	3%	8%
Income tax expense	1%	3%
Net income	2%	5%

Net Sales

	Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013
Net sales (in thousands)	$1,439,680	$1,503,245
Comparable sales percentage change	(7)%	3%
Comparable sales percentage change (excluding e-commerce sales)	(8)%	—%
Gross square footage at end of period (in thousands)	5,611	5,494
Number of:
Stores open at beginning of period	632	625
New retail stores	9	12
New outlet stores	29	—
Retail stores converted to outlets	(15)	—
Closed stores	(17)	(9)
Stores open at end of period	638	628

Net sales decreased approximately $63.6 million, or 4%. Comparable sales decreased 7% for the thirty-nine weeks ended November 1, 2014 compared to the thirty-nine weeks ended November 2, 2013. The decrease in comparable sales resulted from decreases in store transactions, along with a slight decrease in in-store average dollar sales per transaction. We attribute these declines to a continued decrease in traffic, a heavily promotional retail environment, and weakness in certain product categories. Non-comparable sales increased $30.6 million, driven primarily by new store openings, including outlets and flagship stores.
Gross Profit
The following table shows cost of goods sold, buying and occupancy costs and gross profit in dollars for the stated periods:

	Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013
	(in thousands)
Cost of goods sold, buying and occupancy costs	$1,008,724	$1,014,656
Gross profit	$430,956	$488,589
The 260 basis point decrease in gross margin, or gross profit as a percentage of net sales, for the thirty-nine weeks ended November 1, 2014 compared to the thirty-nine weeks ended November 2, 2013 was comprised of a 240 basis point increase in buying and occupancy costs as a percentage of net sales and a reduction in merchandise margin of 20 basis points. The increase in buying and occupancy costs was primarily the result of increased depreciation expense and an increase in base payroll expense primarily due to additional headcount at our home office to support our outlet initiative. Depreciation expense was impacted by the opening of our two flagship stores as well as impairment charges of $5.1 million related to leasehold improvements at certain underperforming stores. Assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The reviews are conducted at the store level, the lowest identifiable level of cash flow. Factors used to assess stores for impairment include, but are not limited to, plans for future operations, brand initiatives, recent operating results, and projected future cash flows. Significant changes in any of these factors could lead to future impairments.
Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars for the stated periods:

	Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013
	(in thousands)
Selling, general, and administrative expenses	$371,309	$360,165

The $11.1 million increase in selling, general, and administrative expenses for the thirty-nine weeks ended November 1, 2014 as compared to the thirty-nine weeks ended November 2, 2013 was driven by a $15.2 million increase in marketing expense. The increase in marketing expense was primarily related to the LED sign at our Times Square store and an increase in digital media spending. In addition, there was an increase in information technology costs of approximately $3.5 million, primarily to support our e-commerce initiatives. These were partially offset by decreased payroll related expenses of approximately $7.4 million resulting from decreased performance related payroll costs and previously announced cost saving initiatives.
Interest Expense, Net

The following table shows interest expense, net in dollars for the stated periods:

	Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013
	(in thousands)
Interest expense, net	$17,880	$14,457

The $3.4 million increase in interest expense results from the accounting rules related to our flagship stores in New York and San Francisco. These rules require a portion of the rent payments to be allocated to interest expense. We expect the interest expense related to our flagship stores to be approximately $4.0 to $5.0 million in the aggregate for 2014. Refer to Note 7 of the unaudited Consolidated Financial Statements for additional information.
Income Tax Expense

The following table shows income tax expense in dollars for the stated periods:

	Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013
	(in thousands)
Income tax expense	$15,551	$44,811

The effective tax rate was 37.0% for the thirty-nine weeks ended November 1, 2014 compared to 39.5% for the thirty-nine weeks ended November 2, 2013. The reduction in the tax rate for the thirty-nine weeks ended November 1, 2014 was primarily related to the release of uncertain tax positions following the conclusion of an IRS examination. Refer to Note 6 of the unaudited Consolidated Financial Statements for additional information. We anticipate that our effective tax rate will be approximately 39% in 2014.

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

We believe that cash generated from future operations and the availability of borrowings under our Revolving Credit Facility will be sufficient to meet working capital requirements, anticipated capital expenditures, and scheduled interest payments for at least the next 12 months.

Cash Flow Analysis

A summary of cash provided by or used in operating, investing, and financing activities is shown in the following table:

	Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013
	(in thousands)
(Used in) provided by operating activities	$(1,993)	$37,640
Used in investing activities	(87,581)	(78,841)
Used in financing activities	(4,539)	(33,323)
Decrease in cash and cash equivalents	(94,070)	(74,744)
Cash and cash equivalents at end of period	$217,814	$181,553

Net Cash (Used in) Provided by Operating Activities

The majority of our operating cash inflows are derived from sales. Our operating cash outflows generally consist of payments to vendors for merchandise, to employees for wages, salaries, and other employee benefits, and to landlords for rent. Operating cash outflows also include payments for income taxes and interest on our long-term debt.

Net cash used in operating activities was $2.0 million for the thirty-nine weeks ended November 1, 2014 compared to net cash provided by operating activities of $37.6 million during the thirty-nine weeks ended November 2, 2013, a decrease of $39.6 million. The decrease in cash provided by operations primarily related to the following:

•
Items included in net income provided $96.6 million of cash for the thirty-nine weeks ended November 1, 2014 compared to $130.8 million for the thirty-nine weeks ended November 2, 2013. The decrease in the thirty-nine weeks ended November 1, 2014 was primarily driven by the decreased performance of the business during the first three quarters and the resulting decline in net income as previously discussed.

•
In addition to the decrease in cash provided by items included in net income discussed above, there was $98.6 million of cash used due to working capital changes during the thirty-nine weeks ended November 1, 2014 compared to $93.2 million of cash used in the thirty-nine weeks ended November 2, 2013. Working capital is subject to cyclical operating needs, and the timing of such things as inventory receipts, the timing of receivable collections, and payable and expense payments.

\

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for new and remodeled store construction and fixtures, information technology, and home office and design studio renovations.

Net cash used in investing activities totaled $87.6 million for the thirty-nine weeks ended November 1, 2014 compared to $78.8 million for the thirty-nine weeks ended November 2, 2013, a $8.8 million increase from the prior year. The increase primarily relates to investments made in information technology projects to further support our growth pillars and capital investments in our new outlet stores.

We expect capital expenditures for the remainder of 2014 to be approximately $26 million to $30 million, primarily driven by new store construction, remodels, and investments in information technology. These capital expenditures do not include the impact of landlord allowances, which are expected to be approximately $8.5 million to $10.5 million for the remainder of 2014.

Net Cash Used in Financing Activities

Net cash used in financing activities totaled $4.5 million for the thirty-nine weeks ended November 1, 2014 as compared to $33.3 million for the thirty-nine weeks ended November 2, 2013, a decrease of approximately $28.8 million due primarily to share repurchases in the second and third quarters of 2013 under the 2012 Repurchase Program.

On May 28, 2014, our Board authorized the repurchase of up to an additional $100 million of our common stock. The 2014 Repurchase Program will be funded using available cash. No repurchases were made under the 2014 Repurchase Program in the third quarter of 2014. Refer to Note 12 of our unaudited Consolidated Financial Statements for additional information related to our repurchase programs.

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

As of November 1, 2014, there were no borrowings outstanding under the Revolving Credit Facility, and we had $197.6 million of availability. We were not subject to the fixed charge coverage ratio covenant in the Revolving Credit Facility at November 1, 2014 because excess availability plus eligible cash collateral exceeded 10% of the borrowing base.

Senior Notes

On March 5, 2010, Express, LLC and Express Finance, as co-issuers, issued $250.0 million of 8 3/4% Senior Notes due 2018 at an offering price of 98.6% of the face value. Interest on the Senior Notes is payable on March 1 and September 1 of each year. Unamortized debt issuance costs outstanding related to the Senior Notes as of November 1, 2014 were $4.3 million.

Contractual Obligations

Our contractual obligations and other commercial commitments did not change materially between February 1, 2014 and November 1, 2014. For additional information regarding our contractual obligations as of February 1, 2014, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended February 1, 2014.

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

Critical Accounting Policies

Management has determined that our most critical accounting policies are those related to revenue recognition, merchandise inventory valuation, long-lived asset valuation, claims and contingencies, income taxes, and share-based payments. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to the policies discussed in our Annual Report on Form 10-K for the year ended February 1, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our Revolving Credit Facility bears interest at variable rates, however, we did not borrow any amounts under the Revolving Credit Facility during the thirty-nine weeks ended November 1, 2014. Borrowings under our Senior Notes bear interest at a fixed rate. For fixed rate debt, interest rate changes affect the fair value of such debt, but do not impact earnings or cash flow. Changes in interest rates are not expected to have a material impact on our future earnings or cash flows given our limited exposure to such changes.

Foreign Currency Exchange Risk

All of our merchandise purchases are denominated in United States dollars and, therefore we are not exposed to foreign currency exchange risk on these purchases. However, we currently operate 17 stores in Canada, with the functional currency of our Canadian operations being the Canadian dollar. Our Canadian subsidiaries have intercompany accounts with our United States subsidiaries that eliminate upon consolidation, but the transactions involving such accounts do expose us to foreign currency exchange risk. We do not currently utilize hedging instruments to mitigate foreign currency exchange risks. As of November 1, 2014, a hypothetical 10% change in the Canadian foreign exchange rate would not have had a material impact on our results of operations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of November 1, 2014.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the third quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

Information relating to legal proceedings is set forth in Note 10 to our unaudited Consolidated Financial Statements included in Part I of this Quarterly Report and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.
In addition to the other information set forth in this Quarterly Report, careful consideration should be given to the risk factors set forth in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended February 1, 2014 and Part II, Item 1A. of our Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2014, any of which could materially affect our business, operations, financial position, stock price, or future results. The risks described herein and in our Annual Report on Form 10-K for the year ended February 1, 2014 and our Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2014 are important to an understanding of the statements made in this Quarterly Report, in our other filings with the SEC, and in any other discussion of our business. These risk factors, which contain forward-looking information, should be read in conjunction with Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the unaudited consolidated financial statements and related notes included in this Quarterly Report.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the purchase of shares of our common stock made by or on behalf of the Company or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during each month of the quarterly period ended November 1, 2014:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (2)
	(in thousands, except per share amounts)
August 3, 2014 - August 30, 2014	611	$13.99	—	$100,000
August 31, 2014 - October 4, 2014	1,424	$16.18	—	$100,000
October 5, 2014 - November 1, 2014	8,837	$13.88	—	$100,000
Total	10,872		—
(1) Includes shares of restricted stock purchased in connection with employee tax withholding obligations under the 2010 Plan.
(2) On May 28, 2014, the Board authorized us to repurchase up to $100 million of our common stock. The 2014 Repurchase Program will be funded using our available cash. Under the 2014 Repurchase Program, we may repurchase shares in the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and actual number of shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, and other business and market conditions. The 2014 Repurchase Program may be suspended, modified, or discontinued at any time, and we have no obligation to repurchase any amount of our common stock under the program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS.

Exhibits. The following exhibits are filed or furnished with this Quarterly Report:

Exhibit Number	Exhibit Description
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	December 10, 2014	EXPRESS, INC.

		By:	/s/ D. Paul Dascoli
D. Paul Dascoli
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)