Form 10-K
period 2015-01-31
EXPRESS, INC.
filed 2015-03-27
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-34742
EXPRESS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	26-2828128
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Express Drive Columbus, Ohio	43230
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (614) 474-4001
 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 Par Value	New York Stock Exchange
Stock Purchase Rights	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

Aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of August 2, 2014: $1,315,451,381.
 The number of outstanding shares of the registrant's common stock was 84,386,783 as of March 20, 2015.

DOCUMENT INCORPORATED BY REFERENCE:

Portions of the registrant's definitive proxy statement for its Annual Meeting of Stockholders, to be held on June 10, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, and financial results, our plans and objectives for future operations, growth, or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including, but not limited to those under the heading "Risk Factors" in Part I, Item 1A in this Annual Report on Form 10-K. Those factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements included in this Annual Report on Form 10-K. We caution you not to place undue reliance on these forward-looking statements. We do not undertake any obligation to make any revisions to these forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events, except as required by law, including the securities laws of the United States and rules and regulations of the Securities and Exchange Commission ("SEC").

PART I

ITEM 1. BUSINESS.
In this section, "Express","we", "us", "the Company", and "our" refer to Express, Inc. together with its predecessors and its consolidated subsidiaries as a combined entity. Our fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. All references herein to "2014", "2013", and "2012" refer to the 52-week period ended January 31, 2015, the 52-week period ended February 1, 2014, and the 53-week period ended February 2, 2013, respectively.
General

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

As of January 31, 2015, we operated 641 stores across the United States, in Canada, and in Puerto Rico, including 41 factory outlet stores. Our stores are located primarily in high-traffic shopping malls, lifestyle centers, outlet centers, and street locations, and average approximately 8,800 gross square feet. We also sell our products through our e-commerce website, www.express.com, and have franchise agreements with franchisees who operate Express locations in Latin America, the Middle East, and South Africa. Our 2014 merchandise sales were comprised of approximately 62% women's merchandise and approximately 38% men's merchandise.

We report one segment, which includes the operation of our brick-and-mortar retail and outlet stores, e-commerce operations, and franchise operations. Additional information about our reportable segment can be found in Note 2 of our Consolidated Financial Statements.

Competitive Strengths

We believe that our primary competitive strengths are as follows:

Established Lifestyle Brand. With over 30 years of heritage, the Express brand represents a distinctive point of view that is confident, sexy, and vibrant. We believe that our customers view Express as a fashion authority and look to us to provide them with the latest fashions that meet their multifaceted lifestyles and allow them to express their individual style. The Express brand differentiates itself by offering (1) a balanced assortment of core styles and the latest fashions; (2) products that address fashion needs across multiple wearing occasions, including work, casual, jeanswear, and going-out; and (3) quality products at an attractive value.

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
Go-To-Market Strategy. We design the majority of our product assortment in our New York City design studio based on extensive review and consideration of fashion trends, styles, fabrics, colors, fits, and prices. Our product testing processes allow us to test approximately three-quarters of our merchandise in select stores before placing orders for our broader store base. In addition, we assess sales data and new product development on a weekly basis in order to make in-season inventory adjustments where possible, which allows us to respond to the latest trends. We believe that we have an efficient, diversified, and flexible supply chain, including a network of buying agents and third-party manufacturers located throughout the world, that allows us to quickly identify and respond to trends and bring a tested assortment of high quality products at competitive prices to our stores.

Proven and Experienced Team. Our leadership team has extensive experience in the specialty retail apparel business, including in the areas of fashion design and merchandising, manufacturing, marketing, customer experience, e-commerce, store operations, technology, planning and allocation, and real estate, as well as other diverse business experiences that we believe are valuable to us as we continue to execute our growth strategy. Experience and tenure with Express extends deep into our organization, including district and store managers.
Growth Strategy
Key elements of our business and growth strategies include the following company-defined growth pillars:

Improve Sales and Margins of Our Existing Retail Stores. We seek to grow our comparable sales and operating margins by focusing on execution of our go-to-market strategy, sharpening our brand positioning through new marketing initiatives, creating a seamless omni-channel customer experience, introducing new product categories, and elevating the customer experience we offer within our stores, among other things. Our go-to-market strategy is designed to allow us to offer a product assortment that is more appealing to our customers, which allows us to reduce inventory risk and improve product margins through reduced markdowns.

Optimization and Strategic Expansion of Our Store Base. We remain committed to optimizing our existing store base, including through store closures where appropriate, and opening new factory outlet stores, which we believe to be a significant growth opportunity for us. During 2014, we performed a strategic review of our current store base and determined that to begin optimizing our store base, we would close approximately 50 retail stores through 2017, primarily when these stores' leases expire. We expect these store closures to result in annual incremental profit of approximately $5 to $8 million once all stores are closed depending upon the amount of sales that transfer to other stores and e-commerce. In 2015, we plan to close 22 stores in the United States. We believe there are attractive, high-traffic locations that present opportunities for us to expand our factory outlet store base, and we currently plan to open approximately 35 factory outlet stores in 2015. During 2014, we opened nine retail stores in the United States and Canada and 41 factory outlet stores, which included 22 retail stores that were converted to outlet stores. These openings, partially offset by closures in the United States, led to an increase in our total square footage of approximately 2%.
Expand Our e-Commerce Platform. Our target customer regularly shops online, and we see continued opportunity to grow our e-commerce business by providing our customers with a seamless retailing experience in-store or online. We are currently investing in information technology to enable us to grow our online business, and we believe our e-commerce initiatives will allow us to continue to improve overall profit margins as our e-commerce business becomes a greater percentage of our sales. In 2014, e-commerce represented 16% of our total sales.

Expand Internationally. We believe Express has the potential to be a successful global brand. We ended the year with 19 franchisee-operated stores in Latin America, 12 franchisee-operated stores in the Middle East, and three franchisee-operated shop-in-shops within certain Edgars department stores in South Africa. Over the next five years, we believe there are opportunities to expand the Express brand internationally through additional franchise agreements, joint venture relationships, and company-owned stores in targeted countries.

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
We design our products and display them in our stores and online in a coordinated manner to encourage our customers to purchase multi-item outfits as opposed to individual items. We believe this allows us to better meet our customers' shopping objectives while differentiating our product line from competitors. On average, our customers purchase two to three items per transaction. We monitor cross-selling trends in order to optimize our in-store and online product assortment and collection recommendations.

Design and Merchandising
Our internal design and merchandising teams work together to design and offer fashionable, quality merchandise that we believe is consistent with our brand image and appeals particularly to our target customer demographic. We have strategically located our design studio on 5th Avenue in New York City to ensure that our staff of designers are immersed in the heart of New York City's fashion community.
We develop four seasonal collections per year and then subdivide them so that new products are introduced more frequently in our stores, providing on-going freshness to the existing merchandise assortment. In addition, we have the ability to fast track specific items, which allows us to bring the latest trends to our customer more quickly. This design process is a collaborative planning effort among design, merchandising, manufacturing, planning and allocation, and finance departments.
Sourcing
Our Sourcing Methods
We utilize a broad base of manufacturers located throughout the world that we believe produce goods at the level of quality that our customers desire and can supply products to us on a timely basis at competitive prices. We do not own or operate any manufacturing facilities and, as a result, contract with third-party vendors for the production of all of our merchandise. We purchase both apparel and accessories through buying agents and directly from vendors. In exchange for a commission, our buying agents identify suitable vendors and coordinate our purchasing requirements with vendors by placing orders for merchandise on our behalf, ensuring the timely delivery of goods to us, obtaining samples of merchandise produced in factories, inspecting finished merchandise, and carrying out compliance monitoring and administrative communications on our behalf.
We purchase the majority of our merchandise outside of the United States through arrangements with approximately 60 vendors utilizing approximately 285 manufacturing facilities located in approximately 20 countries throughout the world, primarily in Asia and South and Central America. The top five countries, based on cost, from which we source our merchandise are China, Indonesia, Vietnam, Sri Lanka, and the Philippines. Our top 10 manufacturing facilities, based on cost, supplied approximately 28% of our merchandise in 2014. We purchase our merchandise using purchase orders and, therefore, are not subject to long-term production contracts with any of our vendors, manufacturers, or buying agents.
Quality Assurance and Compliance Monitoring
Each supplier, factory, and subcontractor that manufactures our merchandise is required to adhere to our Code of Vendor Conduct and certain other purchasing terms and conditions, including those related to product quality. This is designed to ensure that each of our suppliers' operations are conducted in a legal, ethical, and responsible manner. Our Code of Vendor Conduct requires that each of our suppliers provides minimum wages and benefits, limits working hours, complies with all laws, including environmental laws, and provides a safe and healthy work environment. It also forbids the use of child labor or forced labor and prohibits unauthorized subcontracting. We monitor compliance through third parties who conduct regular factory audits on our behalf as well as through our buying agents.
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
The third-party distribution facility in Groveport is used to fulfill all orders placed through our website. Merchandise at this facility is received from our Columbus distribution facility, warehoused, and then sent directly to customers via third-party delivery services upon order. The agreement we have with the third party who operates the e-commerce distribution facility is scheduled to terminate on May 31, 2016. We are currently evaluating alternative service providers that can meet our increasing volume demands and the advanced capabilities needed to meet our customers' expectations for speed of delivery and other related services. We believe that we will be able to secure replacement services on terms acceptable to us and to make the transition without a disruption in service.

We are also party to an agreement with a third-party logistics company that coordinates the transport of Asia-sourced merchandise bound for select franchisees to a third-party distribution facility in Hong Kong for pick-up by our franchisees. This logistics arrangement enables efficient flow of product to our franchisees.

Store Locations
As of January 31, 2015, we operated 641 stores in 47 states across the United States, as well as in the District of Columbia, Puerto Rico, and Canada.

The following store list shows the number of stores we operated in the United States and Puerto Rico as of January 31, 2015:

Location	Count	Location	Count	Location	Count
Alabama	9	Kentucky	6	North Dakota	1
Arizona	10	Louisiana	9	Ohio	19
Arkansas	3	Maine	2	Oklahoma	4
California	77	Maryland	12	Oregon	4
Colorado	10	Massachusetts	21	Pennsylvania	27
Connecticut	10	Michigan	20	Puerto Rico	4
Delaware	3	Minnesota	14	Rhode Island	3
District of Columbia	1	Mississippi	3	South Carolina	9
Florida	49	Missouri	12	South Dakota	1
Georgia	17	Nebraska	3	Tennessee	11
Hawaii	2	Nevada	8	Texas	53
Idaho	1	New Hampshire	4	Utah	5
Illinois	31	New Jersey	20	Vermont	1
Indiana	11	New Mexico	3	Virginia	17
Iowa	7	New York	47	Washington	9
Kansas	4	North Carolina	15	West Virginia	2
				Wisconsin	10
				Total	624

The following store list shows the number of stores we operated in Canada as of January 31, 2015:

Location	Count
Alberta	4
British Columbia	2
Ontario	11
Total	17

The following store list shows the number of stores operated by our franchisees by country as of January 31, 2015:

Location	Count
Middle East
Kingdom of Saudi Arabia	6
United Arab Emirates	3
Lebanon	2
Kuwait	1

Latin America
Mexico	11
Colombia	2
Costa Rica	2
El Salvador	1
Guatemala	1
Panama	1
Peru	1

Africa
South Africa	3	*

Total	34
*Includes shop-in-shop locations.

Omni-Channel Customer Experience
We are committed to creating an omni-channel customer experience that offers a seamless shopping experience whether the customer is shopping in a store or online through a desktop, tablet, or mobile device. We believe that the lines between our store and e-commerce channels are disappearing as customers increasingly interact with us both in-store and online and often through their mobile devices while in our stores. As a result, we believe that we can leverage the best of both channels into our omni-channel experience.

We design our stores to create a distinctive and engaging shopping environment projects our image of Express as a fashion authority for our target demographic. Our stores feature a vibrant and youthful look, bright signage, and popular music. Our stores are constructed and finished to allow us to efficiently shift merchandise displays throughout the year as seasons dictate. To further enhance our customers' experience, we seek to attract enthusiastic store associates who are committed to offering a high level of customer service. We believe our managers and associates deliver a superior shopping experience as a result of the training we provide, the culture of accountability we foster, the incentives we offer, and the decision-making authority we grant to store managers. On average, our store managers have been with Express for over five years.

Our e-commerce capabilities focus on creating an engaging and easy shopping experience that supports a vibrant, young fashion consumer, whether on a mobile device, tablet, or at a desktop.  We have made significant enhancements to our online customer experience making shopping easier for customers through features like express checkout, showcasing our product with bold vibrant images that highlight our product features and styling, and integrating social content to give customers greater confidence in their merchandise selections.  We have also made significant technology investments focused on mobile experiences, in response to our customers' increasing time spent on such devices.  We are focused on providing a high level of customer service and have made our shipping and return policies more customer-friendly and competitive with the market.

We also continue to invest in our omni-channel capabilities, starting with features such-as in-store product availability and enhancements to our mobile app companion shopping experiences that we plan to introduce in 2015. We expect these investments to increase site conversion rates and improve overall sales and margin performance.

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

Marketing and Brand Building
We use a variety of marketing vehicles to increase customer traffic, sales, and build brand loyalty. These include direct mail, advertising, e-mail communications, in-store promotions, and increased engagement with our customers through online, social media and special event programs. We are also investing in highly targeted marketing efforts, particularly those that employ social media, digital, and mobile tactics, and are focused on providing increased content to our customers to strengthen the connection between the Express brand and our target demographic.

In December 2013, we began operation of a 9,000 square foot LED screen, which is affixed to our new flagship store in New York City's Times Square. We believe this store, along with the LED screen, and our other flagship store in San Francisco's Union Square have generated additional brand awareness, particularly among international tourists.

We have a tender-agnostic customer loyalty program, Express NEXT, that offers customers the opportunity to earn rewards in conjunction with purchases of Express product and other engagement with the Express brand. We believe the Express NEXT program encourages frequent store and website visits and promotes multiple-item purchases, thereby cultivating customer loyalty to the Express brand. We also offer a private-label credit card through an agreement with World Financial Network National Bank ("WFNNB") under which WFNNB owns the credit card accounts and Alliance Data Systems Corporation provides services to our private-label credit card customers.

Technology
We use information technology to improve the customer experience, both in-store and on-line, and differentiate ourselves from competitors. Our information technology systems provide a full range of business process support and information to our store, merchandising, financial, and real estate teams. We utilize a combination of customized and industry standard software systems to provide various functions related to point-of-sale, inventory management, design, planning and allocation, and financial reporting. During 2014, we completed the upgrade of our human resources information system and continued to invest in a new retail management system to provide additional capabilities to support our four growth pillars. Looking ahead, we anticipate continued capital expenditures for upgrades to our retail management and enterprise planning systems to further support our four growth pillars and additional investments to evolve into an omni-channel retailer with a seamless customer experience.
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
Regulation and Legislation
We are subject to labor and employment laws and regulations, including minimum wage requirements, intellectual property laws, consumer protection laws and regulations, including those governing advertising and promotions, privacy, and product safety, and regulations with respect to the operation of our stores. In addition, we are subject to United States customs laws and similar laws of other countries associated with the import and export of merchandise.
Employees
We currently employ approximately 18,000 employees. Approximately 800 employees are based at our home office locations in either Columbus or New York City, approximately 70 are field-based regional managers, approximately 1,700 are in-store managers or co-managers, and approximately 15,000 are in-store sales associates. None of our employees are represented by a union, and we have had no labor-related work stoppages. We believe our relations with our employees are good.

Seasonality
Our business is seasonal. We define our seasons as Spring (first and second quarters) and Fall (third and fourth quarters). Historically, we have realized a higher portion of our net sales and net income in the Fall season due primarily to early Fall selling patterns as well as the impact of the holiday season. In 2014, approximately 56% of our net sales were generated in the Fall season, while approximately 44% were generated in the Spring season. Cash needs are typically higher in the third quarter due to inventory-related working capital requirements for early Fall and holiday selling periods. Our business is also subject, at certain times, to calendar shifts, which may occur during key selling periods close to holidays such as Easter, Thanksgiving, and Christmas, and regional fluctuations for events such as sales tax holidays.

Available Information
We make available, free of charge, on our website, www.express.com, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act of 1934"), as soon as reasonably practicable after filing such material electronically with, or otherwise furnishing it to, the SEC. The SEC maintains a website that contains electronic filings at www.sec.gov. In addition, the public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330. The reference to our website address does not constitute incorporation by reference of the information contained on the website, and such information is not part of this Annual Report on Form 10-K.

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
Consumer purchases of discretionary retail items, including our products, generally decline during recessionary periods and other periods where disposable income is adversely affected. Our business is impacted by factors that affect domestic and worldwide economic conditions, particularly those that affect our target demographic, including unemployment levels, levels of consumer debt, availability of consumer credit, student loans, healthcare costs, reductions in net worth, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, consumer confidence, value of the United States dollar versus foreign currencies, and other macroeconomic factors. A deterioration in economic conditions may reduce the level of consumer spending and inhibit consumers' use of credit, which may adversely affect our revenues and profits. In recessionary periods, we may have to increase the number of promotional sales or otherwise dispose of inventory for which we have previously paid to manufacture, which could adversely affect our profitability. Our financial performance may be particularly susceptible to economic and other conditions in regions or states where we have a significant number of stores.
In addition, difficult economic conditions may exacerbate some of the other risks described in this Item 1.A. Risk Factors, including those risks associated with increased competition, decreases in mall traffic, brand reputation, our ability to develop and maintain a reliable omni-channel customer experience, our ability to execute our strategic growth plans, the interruption of the production and flow of merchandise, and leasing substantial amounts of space. The risks could be exacerbated individually or collectively.
Our business is highly dependent upon our ability to identify and respond to new and changing fashion trends, customer preferences, and other related factors. Our inability to identify and respond to these new trends may lead to inventory markdowns and write-offs, which could adversely affect us and our brand image.
Our focus on fashion-conscious young women and men means that we have a target market of customers whose preferences cannot be predicted with certainty and are subject to frequent change. Our success depends in large part upon our ability to effectively identify and respond to changing fashion trends and consumer demands and to translate market trends into desired product offerings. Our failure to identify and react appropriately to new and changing fashion trends or tastes, or to accurately forecast demand for certain product offerings could lead to, among other things, excess or insufficient amounts of inventory, markdowns, and write-offs, which could materially adversely affect our business and our brand image. Because our success depends significantly on our brand image, damage to our brand image as a result of our failure to respond to changing fashion trends could have a negative impact on us.
We often place orders for the manufacture and purchase of merchandise well ahead of the season in which that merchandise will be sold. Therefore, we are vulnerable to changes in consumer preference and demand between the time we design and order our merchandise and the season in which this merchandise will be sold. There can be no assurance that our new product offerings will have the same level of acceptance as our product offerings in the past or that we will be able to adequately and timely respond to the preferences of our customers. The failure of any of our product offerings to appeal to our customers could have a material adverse effect on our business, results of operations, and financial condition.
Our sales, profitability, and cash levels fluctuate on a seasonal basis and are affected by a variety of factors, including consumer demand, our product offerings relative to customer demand, the mix of merchandise we offer, promotions, and inventory levels.
Our sales and results of operations are affected on a seasonal basis by a variety of factors, including consumer demand, our product offerings relative to customer demand, changes in our merchandise mix, the timing, number, and types of promotions we offer, actions of our competitors or mall anchor tenants, the ratio of online sales to store sales, the effectiveness of our inventory management, holiday or seasonal periods, changes in general economic conditions and consumer spending patterns, customer traffic, and weather conditions. As a result, our results of operations fluctuate on a quarterly basis and relative to corresponding periods in prior years, and any of these factors could adversely affect our business and could cause our results of operations to decline. For example, our third and fourth quarter net sales are impacted by early Fall shopping trends and the holiday season. Any significant decrease in net sales during the early Fall selling period or the holiday season would have a material adverse effect on us. In addition, in order to prepare for these seasons, we must order and keep in stock significantly more merchandise than we carry during other parts of the year. This inventory build-up may require us to expend cash faster than we generate it by our operations during this period. Any unanticipated decrease in demand for our products during these peak shopping seasons could require us to sell excess inventory at a substantial markdown, which could have a material adverse effect on our business, results of operations, financial condition, and our brand image with customers.
We face significant competition from other retailers that could adversely affect our ability to generate higher net sales and margins as well as our ability to obtain favorable store locations.
We face substantial competition in the specialty retail apparel and accessories industry and expect to face increased competition as retail brands increasingly expand their reach across the world. Some of our competitors have greater financial, marketing, and other resources available. Many of our competitors sell their products in stores that are located in the same shopping malls or lifestyle centers as our stores and most also sell their products online either exclusively or in addition to brick-and-mortar stores. Our competitors may sell substantially similar products at reduced prices, increasing the competitive pricing pressure for those products. Our sales and margins were adversely affected in 2014 by the promotional environment in the retail apparel sector. If promotional pressure remains intense, either through actions of our competitors or through customer expectations, this could continue to cause our sales and margins to be adversely affected. In addition to competing for sales, we compete for favorable site locations and lease terms in shopping malls and lifestyle centers, and our competitors may be able to secure more favorable locations than us as a result of their relationships with, or appeal to, landlords or their willingness and ability to pay more for leased space. We also compete with other retailers for personnel. The competition for retail talent is increasing, and we may not be able to secure the talent we need to operate our stores without increasing wages. We cannot assure you that we will be able to compete successfully against existing or future competitors, and our inability to do so could have a material adverse effect on us.
Our ability to attract customers to our stores that are located in malls or other shopping centers depends heavily on the success of these malls and shopping centers, and continued decreases in customer traffic in these malls or shopping centers could cause our net sales and our profitability to be less than expected.
A significant number of our stores are located in malls and other shopping centers and many of these malls and shopping centers have been experiencing declines in customer traffic. Our sales at these stores are dependent, to a significant degree, upon the volume of traffic in those shopping centers and the surrounding area, however our costs associated with these stores are essentially fixed. In times of declining traffic and sales, our ability to leverage these costs and our profitability are negatively impacted. Our stores benefit from the ability of a shopping center's other tenants to generate consumer traffic in the vicinity of our stores and the continuing popularity of the shopping center as a shopping destination. Our sales volume and traffic has been and may continue to be be adversely affected by, among other things, a decrease in popularity of malls or other shopping centers in which our stores are located, the closing of anchor stores important to our business, a decline in popularity of other stores in the malls or other shopping centers in which our stores are located, or a deterioration in the financial condition of shopping center operators or developers which could, for example, limit their ability to finance tenant improvements for us and other retailers. A reduction in consumer traffic as a result of these or any other factors could have a material adverse effect on us.
Our business depends in part on a strong brand image, and if we are not able to maintain and enhance our brand, particularly in new markets where we have limited brand recognition, we may be unable to attract sufficient numbers of customers to our stores or sell sufficient quantities of our products.
Our ability to maintain our reputation is critical to our brand image. Our reputation could be jeopardized if we fail to maintain high standards for merchandise quality and integrity, fail to maintain high ethical, social, and environmental standards for all of our operations and activities, or we fail to appropriately respond to concerns associated with any of the foregoing or any other concerns from our customers. Failure to comply with local laws and regulations, to maintain an effective system of internal controls, or to provide accurate and timely financial statement information could also hurt our reputation. Damage to our reputation or loss of consumer confidence for any of these reasons may reduce demand for our products and have a material adverse effect on our business, financial condition, and results of operations, as well as require additional resources to rebuild our reputation.
If we are unable to successfully develop and maintain a relevant and reliable omni-channel experience for our customers, our financial performance and brand image could be adversely affected.
Our business continues to evolve from a largely brick-and-mortar retail business to an omni-channel retail business. While historically we interacted with our customers largely through our in-store experience, increasingly we interact with our customers across a variety of different channels, including in-store, online at www.express.com, mobile technologies, and social media. Our customers are increasingly using tablets and mobile phones to make purchases online and to help them in making purchasing decisions when in our stores. Our customers also engage with us online by providing feedback and public commentary about all aspects of our business. Omni-channel retailing is rapidly evolving and our success depends on our ability to anticipate and implement innovations in customer experience and logistics in order to appeal to customers who increasingly rely on multiple channels to meet their shopping needs.  If for any reason we are unable to implement our omni-channel initiatives, provide a convenient and consistent experience for our customers across all channels, or provide our customers the products they want, when and where they want them, then our financial performance and brand image could be adversely affected.
We rely significantly on information systems and any failure, inadequacy, interruption, or security failure of those systems could harm our ability to effectively operate our business, cause a decrease in our net sales, increase our expenses, and harm our reputation.
Our ability to effectively manage and maintain our inventory, ship products to our stores and our customers on a timely basis, communicate with our customers, conduct customer transactions, and otherwise operate our business depends significantly on our information systems. The failure of our information systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could adversely impact our merchandise distribution, transaction processing, financial accounting and reporting, the efficiency of our operations, and our ability to properly forecast earnings and cash requirements. We could be required to make significant additional expenditures to remediate any such failure, problem, or breach, and may be subject to legal claims as a result of such failure. Furthermore, to effectively carry out our growth plans, we will need to continue to improve and expand our operational and financial systems, transaction processing, internal controls, and business processes. In doing so, we could encounter implementation issues and incur substantial additional expenses. Such events may have a material adverse effect on us.
We sell merchandise through our website, www.express.com. Our online sales may be adversely affected by interruptions in our ability to conduct sales through our website, due to failure of computer systems, failure of third-party technology and service providers on which we rely, telecommunications failures, security breaches, and similar disruptions. Furthermore, functionality on our website may be limited or interrupted to the extent technology we are use becomes the subject of a patent or other intellectual property dispute and we are unable to secure a license to use such technology or develop alternative functionality.
Any person who circumvents our security measures could destroy, steal, or expose Company, customer, or employee information and create systems and operational disruptions for us.  In addition, employee error, malfeasance, or other errors in the storage, use, or transmission of any such information could result in a disclosure of confidential information to third parties outside of our network. Any of these events could result in litigation and legal liability, harm to our reputation, loss of confidence in our ability to protect sensitive information, a distraction to our business, and the need to divert resources to remedy the issues, any of which could have a material adverse effect on our business.

We may be exposed to risks and costs associated with credit card fraud and identity theft that would cause us to incur unexpected expenses and loss of revenues.
We collect customer data, including credit card information, in our stores and online. For our sales channels to function successfully, we and third parties involved in processing customer transactions for us must be able to transmit confidential information, including credit card information, securely over public networks. We cannot guarantee that any of our security measures or the security measures of third parties with whom we work will effectively prevent others from obtaining unauthorized access to our customers’ information. If such a breach were to occur, customers could lose confidence in our ability to secure their information and choose not to purchase from us. Any unauthorized access to customer information could expose us to data loss or manipulation, litigation and legal liability, and could seriously disrupt operations, negatively impact our marketing capabilities, cause us to incur significant expenses to notify customers of the breach and for other remediation activities, and harm our reputation and brand, any of which could adversely affect our financial condition and results of operations.
In addition, state, federal, and foreign governments are increasingly enacting laws and regulations to protect consumers against identity theft. These laws and regulations will likely increase the costs of doing business, and if we fail to implement appropriate security measures or detect and provide prompt notice of unauthorized access as required by some of these laws and regulations, we could be subject to potential claims for damages and other remedies, which could adversely affect our business and results of operations.
We do not own or operate any manufacturing facilities and therefore depend upon third parties for the manufacture of all of our merchandise, and any inability of a manufacturer to ship goods on-time to our specifications or to operate in compliance with our Vendor Code of Conduct or applicable laws could negatively impact our business.
We do not own or operate any manufacturing facilities. As a result, we are dependent upon our timely receipt of quality merchandise from third-party vendors. A manufacturer's inability to ship orders to us in a timely manner or meet our quality standards could cause inventory shortages or high levels of out-of-season inventory and negatively affect consumer confidence in the quality and value of our brand and our competitive position, all of which could have a material adverse effect on our financial condition or results of operations. Furthermore, we are susceptible to increases in sourcing costs, which we may not be able to pass on to customers, and changes in payment terms from manufacturers, which could adversely affect our financial condition or results of operations.

If any of our manufacturers fail to comply with laws or our Vendor Code of Conduct, or engage in any socially unacceptable business practices such as poor working conditions, child labor, disregard for environmental standards, or otherwise, our brand reputation could be negatively impacted and our results of operations could in turn be materially adversely affected.

The raw materials used to manufacture our products and our transportation and labor costs are subject to availability constraints and price volatility, which could result in increased costs.

The raw materials used to manufacture our merchandise are subject to availability constraints and price volatility caused by high demand for cotton, high demand for petroleum-based synthetic and other fabrics, weather conditions, supply conditions, government regulations, economic climate, and other unpredictable factors. In addition, our transportation and labor costs are subject to price volatility caused by the price of oil, supply of labor, governmental regulations, economic climate, and other unpredictable factors.

Increases in the demand for, or the price of, raw materials used to manufacture our merchandise and increases in transportation and labor costs could each have a material adverse effect on our cost of sales or our ability to meet our customers' needs. We may not be able to pass all or a material portion of such increased costs on to our customers, which could negatively impact our profitability.
The interruption of the flow of merchandise from international manufacturers could disrupt our supply chain.
We purchase the majority of our merchandise outside of the United States through arrangements with approximately 60 vendors, utilizing approximately 285 manufacturing facilities located throughout the world, primarily in Asia and Central and South America. Political, social, or economic instability in Asia, Central, or South America, or in other regions where our products are made, could cause disruptions in trade, including exports. Other events that could also cause disruptions to our supply chain include:

•	the imposition of additional trade law provisions or regulations;

•	the imposition of additional duties, tariffs, and other charges on imports and exports;

•	quotas imposed by bilateral textile agreements;

•	foreign currency fluctuations;

•	natural disasters and theft;

•	restrictions on the transfer of funds;

•	the financial instability or bankruptcy of manufacturers; and

•	significant labor disputes, such as dock strikes.
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
Our distribution facilities are operated by third parties. Our Columbus facility operates as our central distribution facility and supports our entire North American business, as all of our merchandise is shipped to the central distribution facility from our vendors and is then packaged and shipped to our stores or the e-commerce distribution facility in Groveport, Ohio for further distribution to our online customers. The success of our stores and the satisfaction of our online customers depend on their timely receipt of merchandise. The efficient flow of our merchandise requires that the third parties who operate the distribution facilities have adequate capacity to support our current level of operations and any anticipated increased levels that may follow from the growth of our business.
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
The agreement we have with the third party who operates the e-commerce distribution facility and provides other e-commerce support services to us, including call center services, is scheduled to terminate May 31, 2016. If we are unable to transition these services to other third party providers before May 31, 2016, we may be unable to accept or fulfill customer orders placed online, which could cause a material adverse effect on our business due to loss of sales, customer dissatisfaction, and harm to our reputation, among other things. We also may experience significant costs in connection with the transition of services to another provider and suffer additional strain on resources, in particular information system resources, which may cause disruption or delay to other information technology projects underway and other business operations. Furthermore, the cost of replacement services may be more expensive and the terms of such services may be less favorable than our current terms, which could have a material adverse impact on our business.
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
We depend on the leadership and experience of our key executive management. The loss of the services of any of our key executives could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace them on a timely basis or without incurring increased costs, or at all. We believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. There is a high level of competition for experienced, successful personnel in the retail industry. Our inability to meet our staffing requirements in the future could impair our growth and harm our business.
Our growth strategy, including new store growth, e-commerce, and international expansion plans, is dependent on a number of factors, any of which could strain our resources or delay or prevent the successful penetration into new markets.
Our growth strategy is partially dependent on opening new outlet stores in the U.S. and operating our stores profitably. Additional factors required for the successful implementation of our growth strategy include, but are not limited to, obtaining desirable store locations, negotiating acceptable leases, completing projects on budget, supplying proper levels of merchandise and successfully hiring and training store managers and sales associates. We historically have received landlord allowances for store build outs, which offset certain capital expenditures we must make to open a new store. If landlord allowances cease to be available to us in the future or are decreased, opening new stores would require more capital outlay, which could adversely affect our ability to continue opening new stores. To the extent we open new stores in markets where we have existing stores, our existing stores in those markets may experience reduced net sales.
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
We have, and will continue to have, significant lease obligations. We are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs and the need to generate significant cash flow to meet our lease obligations.
We have, and will continue to have, significant lease obligations. We lease all of our store locations, our corporate offices, and our central distribution facility. We typically occupy our stores under operating leases with terms of ten years, with options to renew for additional multi-year periods thereafter. In the future, we may not be able to negotiate favorable lease terms. Our inability to do so may cause our occupancy costs to be higher in future years or may force us to close stores in desirable locations.
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
We depend on cash flow from operations to pay our lease expenses. If our business does not generate sufficient cash flow from operating activities to fund these expenses, due to continued decreases in mall traffic or other factors, we may not be able to service our lease expenses, which could materially harm our business. Furthermore, the significant cash flow required to satisfy our obligations under the leases increases our vulnerability to adverse changes in general economic, industry, and competitive conditions, and could limit our ability to fund working capital, incur indebtedness, and make capital expenditures or other investments in our business.
If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Moreover, even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under that lease. As of January 31, 2015, our minimum annual rental obligations under long-term lease arrangements for 2015 and 2016 were $222.6 million and $176.5 million. Our inability to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close could materially adversely affect us.

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

We rely on many different third parties to provide us with key services. For example, we rely on a third party to operate our central distribution facility in Columbus, Ohio and to provide certain inbound and outbound transportation and delivery services, distribution services, customs, and brokerage services. We also rely on another third party to provide us with logistics and other services related to our e-commerce operations. In connection with our sourcing activities, we rely on approximately 60 buying agents and vendors to help us source products from approximately 285 manufacturing facilities, and in connection with our marketing activities, we rely on third parties to administer our customer database, our loyalty program, and our gift cards. We also rely on third-party technology providers to provide us with various technology services we rely on a third party to administer certain aspects of our payroll. If any of these third parties fails to perform their obligations to us or declines to provide services to us in the future, we may suffer a disruption to our business. Furthermore, we may be unable to provide these services or implement substitute arrangements on a timely and cost-effective basis on terms favorable to us.
There are claims made against us from time to time that can result in litigation or regulatory proceedings which could distract management from our business activities and result in significant liability.
We face the risk of litigation and other claims against us. Litigation and other claims arise in the ordinary course of our business and include commercial disputes, intellectual property disputes, such as trademark, copyright, and patent infringement, consumer protection and privacy matters, product-related allegations, employee claims, and premise liability claims. In 2013, Express, LLC received notice of a potential claim alleging improper collection of zip codes in violation of Massachusetts law. See Note 13 to our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" in Part II of this Annual Report on Form 10-K.
Any claims could result in litigation against us and could also result in regulatory proceedings being brought against us by various federal and state agencies that regulate our business, including the United States Equal Employment Opportunity Commission, the Federal Trade Commission, or the Consumer Product Safety Commission. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and could require significant management time. Litigation and other claims and regulatory proceedings against us could result in unexpected expenses, legal liability, and injunctions against us or restrictions placed upon us, which could disrupt our operations, preclude us from selling products, or otherwise have a material adverse effect on our operations, financial results, and our reputation.
Changes in laws, including employment laws and laws related to our merchandise, could make conducting our business more expensive or otherwise change the way we do business.
We are subject to numerous laws and regulations, including labor and employment, product safety, customs, consumer protection, privacy, zoning laws and ordinances, intellectual property laws, and other laws that regulate retailers generally and/or govern the import/export of goods, advertising and promotions, the sale of merchandise, product content, and the operation of stores and warehouse facilities. If these regulations were to change or were violated by our management, employees, vendors, or buying agents, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our merchandise and hurt our business and results of operations.
 In addition to increased regulatory compliance requirements, changes in laws could make ordinary conduct of our business more expensive or require us to change the way we do business. For example, changes in federal and state minimum wage laws could continue to raise the wage requirements for certain of our employees. Other laws related to employee benefits and treatment of employees, including laws related to limitations on employee hours, work scheduling, supervisory status, leaves of absence, mandated health benefits, or overtime pay, could also negatively impact us, such as by increasing compensation and benefits costs.
Moreover, changes in product safety or other consumer protection laws, environmental laws, and other regulations, could lead to increased compliance costs. It is often difficult for us to plan and prepare for potential changes to applicable laws and future compliance costs related to such changes could be material to us.
We may be unable to protect our trademarks or other intellectual property rights, may be precluded from using trademarks in certain countries, and may face claims from third parties for intellectual property infringement, which could harm our business.
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
Litigation may be necessary to protect our trademarks and other intellectual property rights, to enforce these rights, or to defend against claims by third parties alleging that we infringe, dilute, or otherwise violate third-party trademarks or other intellectual property rights. Any litigation or claims brought by or against us, whether with or without merit, and whether successful or not, could result in substantial costs and diversion of our resources, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Any intellectual property litigation or claims against us could result in the loss or compromise of our intellectual property rights, could subject us to significant liabilities, require us to seek licenses on unfavorable terms, if available at all, prevent us from manufacturing or selling certain products, limit our ability to market or sell to our customers using certain methods or technologies, and/or require us to redesign or re-label our products or rename our brand, any of which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
The terms of our Revolving Credit Facility may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.
We are party to an Asset Based Loan Credit Agreement ("Revolving Credit Facility") that allows us to borrow up to $200 million, subject to certain terms and conditions contained in the agreement. The terms of the Revolving Credit Facility and any agreements governing any future indebtedness may contain, financial restrictions on us and our restricted subsidiaries, including restrictions on our or our restricted subsidiaries' ability to, among other things:

•	place liens on our or our restricted subsidiaries' assets;

•	make investments other than permitted investments;

•	incur additional indebtedness;

•	prepay certain indebtedness;

•	merge, consolidate or dissolve;

•	sell assets;

•	engage in transactions with affiliates;

•	change the nature of our business;

•	change our or our subsidiaries' fiscal year or organizational documents; and

•	make restricted payments (including certain equity issuances).
In addition, the Revolving Credit Facility requires us to maintain a fixed charge coverage ratio of 1.00 to 1.00, if excess availability plus eligible cash collateral is less than 10% of the borrowing base for 15 consecutive days.

A failure by us or our subsidiaries to comply with the covenants or to maintain the required financial ratios contained in the Revolving Credit Facility could result in an event of default under such indebtedness, which could adversely affect our ability to respond to changes in our business and manage our operations. Upon the occurrence of an event of default, the lenders under our Revolving Credit Facility could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the agreement and there can be no assurance that our assets would be sufficient to repay any indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern. See Note 8 to our Consolidated Financial Statements for further information relating to our indebtedness.
Our ability to pay dividends and repurchase shares is subject to restrictions in our Revolving Credit Facility, results of operations, and capital requirements.
Any determination to pay dividends or repurchase additional shares in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, our financial condition, contractual restrictions, restrictions imposed by applicable law, and other factors our Board of Directors deems relevant. Our ability to pay dividends on or repurchase our common stock is limited by the terms of the Revolving Credit Facility and may be further restricted by the terms of any of our future debt or preferred securities. Additionally, because we are a holding company, our ability to pay dividends on our common stock is limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us, including restrictions under the terms of the Revolving Credit Facility.
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
Changes in tax requirements, results of tax audits, and other factors may cause fluctuations in our effective tax rate and operating results.

We are subject to income tax in local, national, and international jurisdictions.  Our tax returns and other tax matters are also subject to examination by the Internal Revenue Service and other tax authorities and governmental bodies. These examinations may challenge certain of our tax positions, such as the timing and amount of deductions and allocations of taxable income to various jurisdictions. The results of any tax audits could adversely affect our financial results. Furthermore, our effective tax rate in a given period may be materially impacted by changes in the mix and level of earnings by taxing jurisdiction and deductibility of stock based compensation.

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
Our Stockholder Rights Plan and anti-takeover provisions in our charter documents and Delaware law may discourage or delay acquisition attempts for us that our stockholders might consider favorable.
Effective June 12, 2014, we adopted a stockholder rights plan which could discourage potential acquisition proposals and could delay or prevent a change in control of the Company, even in situations that may be considered beneficial by some of our stockholders. The rights plan may substantially dilute the stock ownership of a person or group that attempts to acquire a large interest without first negotiating with our Board of Directors. These deterrents could also adversely affect the price of our common stock.
Our certificate of incorporation and bylaws also contain provisions that may make the acquisition of the Company or a change in our management or Board of Directors more difficult without the approval of our Board of Directors. These provisions:

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
Our certificate of incorporation also contains a provision that provides us with protections similar to Section 203 of the Delaware General Corporate Law, that will prevent us from engaging in a business combination with a person who acquires at least 15% of our common stock for a period of 3 years from the date such person acquired such common stock, unless Board of Directors or stockholder approval is obtained prior to the acquisition. These anti-takeover provisions and other provisions under Delaware law could discourage, delay, or prevent a transaction involving a change in control of our company, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Home Office, Distribution Center, and Design Studio

The lease for our executive office space in Columbus, Ohio is scheduled to terminate September 30, 2017, but we may extend the lease for a period through April 2021. The lease for our design offices in New York City expires in July 2026.

The lease for our distribution facility is scheduled to terminate in April 2021, but may be terminated by either party upon 36 months prior notice provided that the lease term may not end between the months of October and February.
Stores
All of our 641 stores are leased from third parties. See "Item 1. Business - Store Locations" for further information on the location of our stores.
We may from time to time lease new facilities or vacate existing facilities as our operations require, including in connection with opening new stores.

ITEM 3. LEGAL PROCEEDINGS.
Information relating to legal proceedings is set forth in Note 13 to our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" in Part II of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the NYSE under the symbol "EXPR". As of March 20, 2015, there were approximately 21 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street names,” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.
The table below sets forth the high and low sales prices per share of our common stock reported on the NYSE for 2014 and 2013.

	Market Price
	High	Low
2014
Fourth quarter	$15.33	$11.90
Third quarter	$17.50	$13.52
Second quarter	$17.50	$11.80
First quarter	$18.99	$11.80

	Market Price
	High	Low
2013
Fourth quarter	$24.78	$17.32
Third quarter	$24.07	$19.44
Second quarter	$23.18	$18.58
First quarter	$19.21	$16.95

Dividends
We did not pay any dividends in 2014 or 2013. Our ability to pay dividends is restricted by the terms of our Revolving Credit Facility. Any future determination to pay dividends will be made at the discretion of our Board of Directors and will depend on our results of operations, restrictions contained in our Revolving Credit Facility or future financing arrangements, and other factors as deemed relevant. For more information about the restrictions in our Revolving Credit Facility, see Note 8 to our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data".

Share Repurchases
The following table provides information regarding the purchase of shares of our common stock made by or on behalf of us or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange Act of 1934, during each month of the quarterly period ended January 31, 2015:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
November 2, 2014 - November 29, 2014	831	$14.65	—	$100,000,000
November 30, 2014 - January 3, 2015	587	$13.69	—	$100,000,000
January 4, 2015 - January 31, 2015	600	$14.53	—	$100,000,000
Total	2,018		—

(1) Represents shares of restricted stock purchased in connection with employee tax withholding obligations under the Express, Inc. 2010 Incentive Compensation Plan (as amended, the "2010 Plan").
(2) On May 28, 2014, the Board authorized us to repurchase up to $100 million of our common stock (the "2014 Repurchase Program"). The 2014 Repurchase Program will be funded using our available cash. Under the 2014 Repurchase Program, we may repurchase shares in the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and actual number of shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, and other business and market conditions. The 2014 Repurchase Program may be suspended, modified, or discontinued at any time, and we have no obligation to repurchase any amount of our common stock under the program.

Performance Graph

The following graph compares the changes in the cumulative total return to stockholders of our common stock with that of the S&P 500 Index and the Dow Jones U.S. Apparel Retailers Index for the same period. The comparison of the cumulative total returns for each investment assumes that $100 was invested in our common stock and the respective indexes on May 13, 2010, which was the first day our stock was traded on the NYSE, and includes reinvestment of all dividends. The plotted points are based on the closing price on the last trading day of each fiscal year.

COMPARISON OF THE
CUMULATIVE TOTAL RETURN
among Express, Inc., S&P 500 Index,
and Dow Jones U.S. Apparel Retailers Index

	5/13/10	1/29/11	1/28/12	2/2/13	2/1/14	1/31/15
Express, Inc.	$100.00	$105.91	$134.53	$113.80	$106.54	$80.46
S&P 500 Index	$100.00	$110.27	$113.73	$130.73	$154.01	$172.36
Dow Jones U.S. Apparel Retailers Index	$100.00	$103.16	$121.22	$149.61	$167.74	$200.11

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

ITEM 6. SELECTED FINANCIAL DATA.
SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OPERATING DATA
The following tables set forth our selected historical consolidated financial and operating data as of the dates and for the periods indicated. The selected historical consolidated financial and operating data as of January 31, 2015 and February 1, 2014 and for the years ended January 31, 2015, February 1, 2014, and February 2, 2013 are derived from our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of February 2, 2013, January 28, 2012, and January 29, 2011, and the selected operating data for the periods ended January 28, 2012 and January 29, 2011 are derived from our audited Consolidated Financial Statements, which are not included herein.
 The following selected historical consolidated data presented should be read in conjunction with the sections entitled “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and the related Notes and other financial data included elsewhere in this Annual Report on Form 10-K.

	Year Ended
	2014	2013	2012*	2011	2010
	(dollars in thousands, excluding net sales per gross square foot and per share data)
Statement of Operations Data:
Net sales	$2,165,481	$2,219,125	$2,157,227	$2,080,459	$1,912,004
Cost of goods sold, buying and occupancy costs	1,504,527	1,501,418	1,414,588	1,325,998	1,233,680
Gross profit	660,954	717,707	742,639	754,461	678,324
Selling, general, and administrative expenses	524,041	504,277	491,599	483,823	461,073
Other operating (income) expense, net	316	(829)	(523)	(308)	18,000
Operating income	136,597	214,259	251,563	270,946	199,251
Interest expense, net	23,896	19,522	19,552	35,792	59,477
Other expense (income), net	1,145	1,571	40	(411)	(1,968)
Income before income taxes	111,556	193,166	231,971	235,565	141,742
Income tax expense (1)	43,231	76,627	92,704	94,868	14,354
Net income	$68,325	$116,539	$139,267	$140,697	$127,388
Dividends declared per share	$—	$—	$—	$—	$0.56
Earnings per share:
Basic	$0.81	$1.38	$1.60	$1.59	$1.49
Diluted	$0.81	$1.37	$1.60	$1.58	$1.48
Weighted average shares outstanding:
Basic	84,144	84,466	86,852	88,596	85,369
Diluted	84,554	85,068	87,206	88,896	86,050
Other Financial and Operating Data:
Comparable sales (2)	(5)%	3%	—%	6%	10%
Comparable sales (excluding e-commerce sales) (2)	(7)%	(1)%	(3)%	3%	7%
Net sales per gross square foot (3)	$320	$338	$349	$355	$346
Total gross square feet (in thousands) (average)	5,529	5,439	5,307	5,196	5,029
Number of stores (at year end)	641	632	625	609	591
Capital expenditures	$115,088	$105,368	$99,674	$77,176	$54,843
Balance Sheet Data (at period end):
Cash and cash equivalents	$346,159	$311,884	$256,297	$152,362	$187,762
Working capital (excluding cash and cash equivalents )(4)	20,618	(27,630)	(53,211)	(31,536)	(56,054)
Total assets	1,278,150	1,182,670	1,019,199	866,320	862,749
Total debt (including current portion)	199,527	199,170	198,843	198,539	367,407
Total stockholders' equity	$556,339	$474,569	$371,162	$281,147	$130,162

* 2012 represents a 53-week year.

(1)
Prior to the Reorganization, we were treated as a partnership for federal income tax purposes, and therefore had not been subject to federal and state income tax, with the exception of a limited number of state and local jurisdictions. In connection with the Reorganization, we became taxable as a corporation, effective May 2, 2010, and recorded a $31.8 million tax benefit related to this conversion in 2010.

(2)
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

(3)
Net sales per gross square foot is calculated by dividing net sales for the applicable period by the average gross square footage during such period. For the purpose of calculating net sales per gross square foot, e-commerce sales and other revenues are excluded from net sales.

(4)	Working capital is defined as current assets, less cash and cash equivalents, less current liabilities, excluding the current portion of long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section entitled “Risk Factors.” All references herein to "2014," "2013," and "2012" refer to the 52-week period ended January 31, 2015, the 52-week period ended February 1, 2014, and the 53-week period ended February 2, 2013, respectively. Comparable sales for 2013 were calculated based on the 52-week period ended February 1, 2014 compared to the 52-week period ended February 2, 2013. Comparable sales for 2012 were calculated based upon the 53-week period ended February 2, 2013 compared to the 53-week period ended February 4, 2012.

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

In 2014, our financial performance was negatively impacted by the highly promotional retail environment, however, we made progress against our growth pillars, continued investing in our omni-channel initiatives and systems improvements to further our growth pillars, and implemented cost saving measures, all of which we expect to lead to improved results in 2015.

In 2014, net sales decreased $53.6 million to $2.17 billion compared to $2.22 billion in 2013. This represents a 2% decrease. The decrease in sales combined with our continued investment in initiatives essential to our long-term growth had a negative impact on our operating margin and net income. In 2014, operating income declined to $136.6 million, a 36% decrease versus 2013, and net income decreased by $48.2 million to $68.3 million. Earnings per diluted share were $0.81, compared to $1.37 per diluted share in 2013.
For 2015, we are focused on advancing our growth pillars and increasing profitability through the combination of an increase in net sales, margin improvement, and expense leverage. Our other priorities for 2015 include elevating our customer experience, sharpening our brand position, investing in systems to support our growth pillars, and continuing to support and develop our associates. We believe that successful execution of these objectives will position Express for long-term growth.

Update On Our Growth Pillars
Improve Productivity of Our Retail Stores
We were unable to improve the productivity of our retail stores in 2014. Comparable sales, excluding e-commerce sales, were down 7% in 2014 compared to 2013 and net sales per average gross square foot decreased from $338 in 2013 to $320 for 2014, primarily driven by decreased traffic in our stores and a highly promotional retail environment, which led us to increase both the depth and duration of our promotions. For 2015, we are focused on improving comparable sales and increasing our merchandise margin which will in turn improve the productivity of our retail stores.

Optimization and Strategic Expansion of Our Store Base.
In 2014, we opened nine new company-operated retail stores, including two stores in Canada and one new flagship store in Times Square in New York City, and closed 19 stores in the United States. In addition we opened 41 factory outlet stores in the United States, which included 22 stores that were converted from retail stores, . As of January 31, 2015, we operated 641 locations. In 2015, we expect to open one retail store in the United States and approximately 35 new factory outlet stores in the United States. We plan to close 22 retail stores in the United States in 2015 and to close approximately 50 stores in total through 2017, primarily as these leases expire. The stores we plan to close are primarily under-performing stores where we believe some sales volume will transfer to other nearby stores.

Expand Our e-Commerce Platform
In 2014, our e-commerce sales increased 4% over 2013, which was on top of a 25% increase over 2012. E-commerce sales represented 16% of our total net sales in 2014. We made significant enhancements to our online shopping experience in 2014, including a more streamlined checkout process, bolder images that showcase our product features and styling, and integration of social content to give our customers greater confidence in their selections.  We also made improvements to our mobile experience because our customers are spending more and more time on their mobile devices and modified our shipping and return policies to be more customer friendly and competitive. We believe that these changes contributed to an increase in site conversion rates which led to improved e-commerce performance in 2014. Going forward, we plan to continue to invest in our digital to store connections, starting with features like in-store product availability along with enhancements to our mobile app companion shopping experiences, which we believe will allow us to further advance the omni-channel performance of the brand.
Expand Internationally
In 2014, we made steady progress on our international expansion strategy with the opening of five franchise stores in Latin America as well as one additional franchise store in the Middle East. In addition, the first Express locations also opened in South Africa, as shop-in-shops within Edgars department stores. At year end, we were earning revenue from 34 franchise locations, a net increase of eight stores compared to the end of 2013. In 2015, we expect our franchisees to open three to six additional store locations.
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
Comparable Sales and Other Individual Store Performance Factors. Comparable sales are calculated based upon stores that were open at least thirteen full months as of the end of the reporting period. We include e-commerce in our comparable sales because we view and manage our business this way. We also believe it provides a more comprehensive view of our year over year performance. In addition, store conversions that do not meet any of the criteria for exclusion that follow, are included in our comparable sales. In 2013, comparable sales were calculated based upon the 52-week period ended February 1, 2014 compared to the 52-week period ended February 2, 2013. Comparable sales for 2012 were calculated based on the 53-week period ended February 2, 2013 compared to the 53-week period ended February 4, 2012. A store is not considered a part of the comparable sales base if the square footage of the store changed by more than 20% due to remodel or relocation activities or if we execute a phased remodel whereby a portion of the store is under construction and, therefore, that portion of the store is not productive selling space. Under the latter scenario, the store is excluded from comparable sales during the construction period only, and is then considered a comparable store when construction is complete. We also review sales per gross square foot, average unit retail price, units per transaction, dollars per transaction, traffic, and conversion, among other things, to evaluate the performance of individual stores and on a company-wide basis. Net sales per average gross square foot is determined by dividing net sales (excluding e-commerce sales and other revenue) for the period by average gross square feet during the period.
Gross Profit. Gross profit is equal to net sales minus cost of goods sold, buying and occupancy costs. Gross margin measures gross profit as a percentage of net sales. Cost of goods sold, buying and occupancy costs include the direct cost of purchased merchandise, inventory shrinkage, inventory adjustments, inbound freight to our distribution center, outbound freight to get merchandise from our distribution center to stores, merchandising, design, planning and allocation, and manufacturing/production costs, occupancy costs related to store operations (such as rent and common area maintenance, utilities, and depreciation on assets), and all logistics costs associated with our e-commerce business.
 Our cost of goods sold, buying and occupancy costs increase in higher volume quarters because the direct cost of purchased merchandise is tied to sales. Buying and occupancy costs related to stores are largely fixed and do not necessarily increase as volume increases. Changes in the mix of our products, such as changes in the proportion of accessories, which are higher margin, may also impact our overall cost of goods sold, buying and occupancy costs. We review our inventory levels on an on-going basis in order to identify slow-moving merchandise and generally use markdowns to clear such merchandise. The timing and level of markdowns are driven primarily by seasonality and customer acceptance of our merchandise. Any marked down merchandise that is not sold is marked-out-of-stock. We use third-party vendors to dispose of this marked-out-of-stock merchandise. The primary drivers of the costs of individual goods are raw materials, labor in the countries where our merchandise is sourced, and logistics costs associated with transporting our merchandise.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses include all operating costs not included in cost of goods sold, buying and occupancy costs, with the exception of any proceeds received from insurance claims and gain/loss on disposal of assets, which are included in other operating expense, net. These selling, general, and administrative costs include payroll and other expenses related to operations at our corporate home office, store expenses other than occupancy, and marketing expenses, which include production, mailing, and print advertising costs among other things. With the exception of store payroll and marketing, these expenses generally do not vary proportionally with net sales. As a result, selling, general, and administrative expenses as a percentage of net sales are usually higher in lower volume quarters and lower in higher volume quarters.
Results of Operations
The table below sets forth the various line items in the Consolidated Statements of Income and Comprehensive Income as a percentage of net sales for the last three years.

	2014	2013	2012
Net sales	100%	100%	100%
Cost of goods sold, buying and occupancy costs	69%	68%	66%
Gross profit	31%	32%	34%
Selling, general, and administrative expenses	24%	23%	23%
Other operating expense, net	—%	—%	—%
Operating income	6%	10%	12%
Interest expense, net	1%	1%	1%
Other income, net	—%	—%	—%
Income before income taxes	5%	9%	11%
Income tax expense	2%	3%	4%
Net income	3%	5%	6%
Fiscal Year Comparisons
Net Sales

	Year Ended
	2014	2013	2012
Net sales (in thousands)	$2,165,481	$2,219,125	$2,157,227
Comparable sales	(5)%	3%	—%
Comparable sales (excluding e-commerce sales)	(7)%	(1)%	(3)%
Gross square footage at end of period (in thousands)	5,619	5,498	5,423
Number of:
Stores open at beginning of period	632	625	609
New retail stores	9	16	28
New outlet stores	41	—	—
Retail stores converted to outlets	(22)	—	—
Closed stores	(19)	(9)	(12)
Stores open at end of period	641	632	625

Net sales decreased by approximately $53.6 million, or 2%, between 2014 and 2013. Comparable sales decreased 5% in 2014 compared to 2013. The decrease in comparable sales resulted from decreased transactions and average dollar sales in our retail stores offset by growth in e-commerce sales. We attribute the decrease in average dollar sales to a highly promotional retail landscape, as a result of continued decreased traffic. Non-comparable sales increased $60.3 million, primarily due to the opening of the the 41 new outlet stores.

Net sales increased by approximately $61.9 million to $2.2 billion in 2013, a 3% increase. Included in 2012 net sales was approximately $27.0 million related to the fifty-third week. Comparable sales increased 3% for 2013 compared to 2012. The increase in comparable sales resulted from growth in e-commerce sales and an increase in store transactions partially offset by decreases in average dollar sales. We attribute the decrease in average dollar sales to a highly promotional retail landscape, as a result of continued decreased traffic. Non-comparable sales decreased $0.9 million, equally driven by fewer new store openings and remodels.
Gross Profit
The following table shows cost of goods sold, buying and occupancy costs, and gross profit in dollars for the stated periods:

	Year Ended
	2014	2013	2012
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$1,504,527	$1,501,418	$1,414,588
Gross profit	$660,954	$717,707	$742,639
Gross margin percentage	30.5%	32.3%	34.4%
The 180 basis point decrease in gross margin, or gross profit as a percentage of net sales, in 2014 compared to 2013 was comprised of a 180 basis point increase in buying and occupancy costs as merchandise margin remained flat. The increase in buying and occupancy costs was primarily the result of increased depreciation expense, increased rent and related charges, and an increase in base payroll expense primarily due to additional headcount at our home office to support our outlet initiative. Depreciation expense was impacted by the opening of our two flagship stores in New York City and San Francisco as well as impairment charges of $10.5 million related to leasehold improvements at certain under-performing stores. Assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The reviews are conducted at the store level, the lowest identifiable level of cash flow. Factors used to assess stores for impairment include, but are not limited to, plans for future operations, brand initiatives, recent operating results, and projected future cash flows. Significant changes in any of these factors could lead to future impairments.
The 210 basis point decrease in gross margin, or gross profit as a percentage of net sales, in 2013 compared to 2012 was comprised of a 120 basis point deterioration in merchandise margin and a 90 basis point increase in buying and occupancy costs. The decrease in merchandise margin was primarily driven by increased promotional activity throughout the year, which continued throughout the 2013 holiday selling season. The increase in buying and occupancy costs was primarily driven by rent, including the incremental impact of approximately $9.0 million of pre-opening rent expense associated with the construction of two flagship stores, as well as increased e-commerce fulfillment costs resulting from additional e-commerce sales.
Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars for the stated periods:

	Year Ended
	2014	2013	2012
	(in thousands)
Selling, general, and administrative expenses	$524,041	$504,277	$491,599

The $19.8 million increase in selling, general, and administrative expenses in 2014 compared to 2013 is primarily the result of increased marketing expenses in the current year associated with our LED sign at our flagship store in New York City, increased spending on digital marketing to continue to increase our visibility with our customers and potential customers, and expenses related to our brand ambassadors.

The $12.7 million increase in selling, general, and administrative expenses in 2013 compared to 2012 was driven by a $12.4 million increase in payroll primarily related to increased stock compensation expense, merit increases, and additional headcount at our home office to support our outlet business and our international expansion and e-commerce growth pillars. There was also a $1.9 million increase in information technology expenses primarily in support of our growth pillars. These increases were partially offset by a $2.1 million decrease in incentive compensation in 2013.

Interest Expense, Net
The following table shows interest expense in dollars for the stated periods:

	Year Ended
	2014	2013	2012
	(in thousands)
Interest expense, net	$23,896	$19,522	$19,552

The increase in interest expense, net resulted from the accounting rules related to our flagship stores in New York City and San Francisco, that require a portion of the rent payments to be allocated to interest expense. Refer to Note 5 of the Consolidated Financial Statements for additional information.

Interest expense, net in 2013 remained substantially unchanged from 2012.
Income Tax Expense

The following table shows income tax expense in dollars for the stated periods:

	Year Ended
	2014	2013	2012
	(in thousands)
Income tax expense	$43,231	$76,627	$92,704

The effective tax rate was 38.8% in 2014 compared to 39.7% in 2013. The reduction in the tax rate for 2014 was primarily related to the release of uncertain tax positions following the conclusion of an IRS examination. Refer to Note 7 of the Consolidated Financial Statements for additional information. We anticipate our effective tax rate will be approximately 40.0% in 2015.

The effective tax rate for 2013 was 39.7% compared to 40.0% for 2012.

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

Our cash position is seasonal as a result of building up inventory for the next selling season and, as a result, our cash flows from operations during the spring are usually lower when compared to the rest of the year. Our cash balances generally increase during the summer selling season, decrease in the fall as we build our inventory for the holiday selling season, and then increase over the course of the holiday selling season. We believe that cash generated from operations and the availability of borrowings under our Revolving Credit Facility will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.

Cash Flow Analysis
A summary of cash provided by or used in operating, investing, and financing activities are shown in the following table:

	Year Ended
	2014	2013	2012
	(in thousands)
Provided by operating activities	$156,570	$195,075	$269,364
Used in investing activities	(116,098)	(105,462)	(99,884)
Used in financing activities	(4,938)	(33,331)	(65,551)
Increase in cash and cash equivalents	34,275	55,587	103,935
Cash and cash equivalents at end of period	$346,159	$311,884	$256,297

Net Cash Provided by Operating Activities
The majority of our operating cash inflows are derived from sales. Our operating cash outflows generally consist of payments to merchandise vendors, employees for wages, salaries, and other employee benefits, and landlords for rent. Operating cash outflows also include payments for income taxes and interest on long-term debt.

Net cash provided by operating activities was $156.6 million in 2014 compared to $195.1 million in 2013, a decrease of $38.5 million. For the 52-week period ended January 31, 2015, the decrease in cash provided by operations primarily related to the following:

•
Items included in net income provided $171.0 million of cash during 2014 compared to $197.9 million during 2013. The decrease in the current year was primarily driven by the decreased performance of the business as discussed in "Overview" and "Results of Operations," which was partially offset by an increase in non-cash charges for impairment and depreciation and amortization.

•
In addition to the decrease in cash provided by items included in net income discussed above, there was $14.4 million of decreases attributable to cash used for working capital during 2014 compared to $2.8 million of cash used in 2013. Working capital is subject to cyclical operating needs, the timing of receivable collections and payable and expense payments, and the seasonal fluctuations in our operations. The $11.6 million change primarily relates to additional inventory purchases for our factory outlet stores and a lesser increase in the straightline rent accrual following the opening of our flagship store in New York City in 2014. These are offset by changes in accounts payable related primarily to the timing of merchandise and real estate payments versus 2013.

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

Net cash used in investing activities totaled $116.1 million in 2014 compared to $105.5 million in 2013, a $10.6 million increase. The increase was primarily driven by investment in a new retail management system that will support our continued evolution into an omni-channel brand and our international expansion. This system is expected to go-live in 2016.

Net cash used in investing activities increased $5.6 million to $105.5 million in 2013 compared to $99.9 million in 2012. This increase was primarily driven by investments in technology to support our e-commerce growth as well as new retail management and human resources systems. The remaining increase was attributable to new store openings and remodels, totaling $76.6 million during 2013 compared to $76.0 million during 2012, gross of landlord allowances. The amount attributed to store openings included amounts related to the two flagship stores in New York and San Francisco.

In 2015, we plan to open approximately one new retail store and 35 new factory outlet stores. We expect capital expenditures for 2015 to be approximately $114.0 million to $119.0 million, primarily driven by remodels of existing stores, including equipment upgrades, new factory outlet store openings, and continued investments in multiple IT initiatives, including our new retail management and enterprise planning systems. These capital expenditures do not include the impact of landlord allowances, which are expected to be approximately $15.0 to $20.0 million for 2015.
Net Cash Used in Financing Activities
Net cash used in financing activities totaled $4.9 million during 2014 as compared to $33.3 million in 2013, a decrease of $28.4 million. In 2013, cash used for financing activities was primarily related to the repurchase of $35.1 million in stock including broker commissions, as part of a stock repurchase program compared to $65.1 million in 2012.

On May 28, 2014, our Board authorized the repurchase of up to an additional $100 million of our common stock. The 2014 Repurchase Program will be funded using available cash. No repurchases were made under the 2014 Repurchase Program in 2014. Refer to Note 9 of our unaudited Consolidated Financial Statements for additional information related to our repurchase programs.
Credit Facilities
The following provides an overview of the current status of our long term debt arrangements. Refer to Note 8 of our Consolidated Financial Statements for additional information related to our long-term debt arrangements.

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
As of January 31, 2015, there were no borrowings outstanding under the Revolving Credit Facility, and we had $197.5 million of availability. We were not subject to the fixed charge coverage ratio covenant in the Revolving Credit Facility at January 31, 2015 because excess availability plus eligible cash collateral exceeded 10% of the borrowing base.
Senior Notes
On March 5, 2010, Express, LLC and Express Finance Corp., as co-issuers, issued $250.0 million of 8 3/4% Senior Notes due 2018 at an offering price of 98.6% of the face value. Interest on the Senior Notes is payable on March 1 and September 1 of each year. Unamortized debt issuance costs outstanding related to the Senior Notes as of January 31, 2015 were $4.0 million.

In the first quarter of 2015, on March 1, 2015, the remaining outstanding Senior Notes in the amount of $200.9 million were redeemed at 102.19% of the principal amount, plus accrued and unpaid interest to, but not including, the redemption date. In conjunction with this redemption, the Company expects to incur a loss on extinguishment of approximately $9.7 million in the first quarter of 2015.

Contractual Obligations

We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. As of January 31, 2015, our contractual cash obligations over the next several periods are set forth in the following table.

	Payments Due by Period
Contractual Obligations:	Total	<1 Year	2-3 Years	4-5 Years	Thereafter
	(in thousands)
Existing Debt Facilities(1)	$200,850	$—	$—	$200,850	$—
Interest Costs(2)	61,510	17,574	35,149	8,787	—
Other Long-Term Obligations(3)	37,104	13,379	21,231	2,494	—
Operating Leases(4)	1,407,933	222,562	338,127	280,959	566,285
Purchase Obligations(5)	313,336	313,336	—	—	—
Total	$2,020,733	$566,851	$394,507	$493,090	$566,285

(1)
As of January 31, 2015, we had the following amounts outstanding under our existing debt arrangements: no amounts outstanding under the Revolving Credit Facility and $200.9 million in Senior Notes outstanding. The Revolving Credit Facility matures on July 29, 2016. The balance of the Senior Notes that were due in March 2018 were redeemed in the first quarter of 2015 on March 1, 2015. Refer to Note 8 of our Consolidated Financial Statements for additional information related to our existing debt arrangements.

(2)	Includes interest under existing debt facilities.

(3)	Other long-term obligations consist of employment related agreements and obligations under other long-term agreements.

(4)
We enter into operating leases in the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The future operating lease obligations would change if we were to exercise these options, or if we were to enter into additional new operating leases. These amounts also include all contractual lease commitments related to our flagship locations, which we are considered the owner of for accounting purposes. Common area maintenance, real estate tax, and other customary charges included in our operating lease agreements are not included above. Estimated annual expense incurred for such charges is approximately $113 million.

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

Gift Card Breakage
We sell gift cards in our retail stores and through our e-commerce website and third parties. These cards do not expire or lose value over periods of inactivity. We account for gift cards by recognizing a liability at the time a gift card is sold. We recognize income from gift cards when they are redeemed by the customer. In addition, income on unredeemed gift cards is recognized proportionally using a time-based attribution method from issuance of the gift card to the time it can be determined that the likelihood of the gift card being redeemed is remote. The gift card breakage rate is based on historical redemption patterns.

Our accounting methodology for calculating gift card breakage contains uncertainties because it requires management to make assumptions that future gift card redemptions will follow the pattern of previous redemptions. Our estimates for these items are based primarily on historical transaction experience.

We have not made any material changes in the accounting methodology used to determine gift card breakage over the past three years.

We have no reason to believe that there will be a material change in the future estimates or assumptions we use to measure gift card breakage. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 100 basis point change in our gift card breakage rate as of January 31, 2015 would not have had a material impact on pre-tax income.

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

We have not made any material changes in the accounting methodology used to determine returns reserve over the past three years.

We have no reason to believe that there will be a material change in the future estimates or assumptions we use to measure our returns reserve. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 100 basis point change in the rate of returns as of January 31, 2015 would not have had a material impact on pre-tax income.

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

We have not made any material changes in the accounting methodology used to determine the lower of cost or market or shrinkage reserve over the past three years.

We have no reason to believe that there will be a material change in the future estimates or assumptions we use to measure the lower of cost or market or shrinkage reserve. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% increase or decrease in the lower of cost or market adjustment would not have had a significant impact on the inventory balance or pre-tax income as of and for the year ended January 31, 2015.

A 10% increase or decrease in the inventory shrinkage reserve balance would not have had a significant impact on the reserve balance or pre-tax income as of and for the year ended January 31, 2015.

Intangible Assets
Intangible assets with indefinite lives, primarily tradenames, are reviewed for impairment annually in the fourth quarter and may be reviewed more frequently if indicators of impairment are present. The impairment review is performed by assessing qualitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount.
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

Leasehold Improvements
Leasehold improvements are reviewed for impairment if indicators of impairment are present. The impairment review is performed at the store level by comparing the carrying value of the asset to the undiscounted cash flows derived from the asset group. If the undiscounted cash flows of the asset are less than the carrying value of the respective asset group, then the carrying value is compared to the estimated fair value as determined using the discounted store cash flows, and a loss is recognized for the difference.

Our analysis of leasehold improvements for impairment requires judgment surrounding identification of appropriate triggering events. This judgment can be affected by factors such as future store results, real estate demand, and economic conditions that can be difficult to predict.

We have not made any material changes in the triggering events used to evaluate our leasehold improvements for impairment over the past three years.

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

We have not made any material changes in the accounting methodology used to establish our liability for claims and contingencies over the past three years.

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

Our deferred tax asset and liability balances contain uncertainty because changes in tax laws and rates may differ from estimates and judgments made by management.

We may be subject to periodic audits by the Internal Revenue Service and other taxing authorities. These audits may challenge certain of our tax positions, such as the timing and amount of deductions and allocation of taxable income to various jurisdictions.

We have no reason to believe that there will be a material change in our tax related balances. However, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of our tax liabilities.

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
Share-based Compensation
The fair value of our share-based compensation related to stock options is estimated using the Black-Scholes-Merton option-pricing model, which requires us to estimate the expected term of the option and the expected stock price volatility over the expected term.

Our accounting methodology for calculating share-based payments contains uncertainties because it requires management to make assumptions and judgments to determine the fair value of our awards. The primary assumptions used in the valuation of the stock options are the expected term of the option and the future volatility of our stock price.

As we have limited history as a public company, we have elected to utilize the SEC's simplified method for calculation of the expected term, which takes a significant amount of judgment out of this assumption. Our volatility was estimated using comparable companies' volatility over a similar expected term, and, beginning with the second anniversary of the IPO in May 2012, we began using our own volatility as an additional input as well.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
Our Revolving Credit Facility bears interest at variable rates. See Note 8 to our Consolidated Financial Statements for further information on the calculation of the rates. We did not borrow any amounts under our Revolving Credit Facility during 2014. Changes in interest rates are not expected to have a material impact on our future earnings or cash flows given our limited exposure to such changes.

Foreign Currency Exchange Risk
All of our merchandise purchases are denominated in U.S. dollars, therefore we are not exposed to foreign currency exchange risk on these purchases. However, we currently operate 17 stores in Canada, with the functional currency of our Canadian operations being the Canadian dollar. Our Canadian operations have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation, but the transactions resulting in such accounts do expose us to foreign currency exchange risk. Currently, we do not utilize hedging instruments to mitigate foreign currency exchange risks. As of January 31, 2015, a hypothetical 10% change in the Canadian foreign exchange rate would not have had a material impact on the results of operations.
Impact of Inflation
Inflationary factors such as increases in the cost of our products and overhead may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross profit and selling, general, and administrative expenses as a percentage of net sales if the selling prices of our products do not rise with these increased costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Express, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of Express, Inc. and its subsidiaries at January 31, 2015 and February 1, 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
March 27, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts)

	January 31, 2015	February 1, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$346,159	$311,884
Receivables, net	23,272	17,384
Inventories	241,063	212,510
Prepaid minimum rent	29,465	28,554
Other	14,277	13,129
Total current assets	654,236	583,461

PROPERTY AND EQUIPMENT	840,340	767,661
Less: accumulated depreciation	(432,733)	(391,539)
Property and equipment, net	407,607	376,122

TRADENAMES/DOMAIN NAMES	197,562	197,812
DEFERRED TAX ASSETS	12,371	17,558
OTHER ASSETS	6,374	7,717
Total assets	$1,278,150	$1,182,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$153,745	$154,736
Deferred revenue	28,575	28,436
Accrued expenses	105,139	116,035
Total current liabilities	287,459	299,207

LONG-TERM DEBT	199,527	199,170
DEFERRED LEASE CREDITS	128,450	114,509
OTHER LONG-TERM LIABILITIES	106,375	95,215
Total liabilities	721,811	708,101

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY:
Common stock – $0.01 par value; 500,000 shares authorized; 90,400 shares and 89,859 shares issued at January 31, 2015 and February 1, 2014, respectively, and 84,298 shares and 83,966 shares outstanding at January 31, 2015 and February 1, 2014, respectively	904	899
Additional paid-in capital	149,789	130,511
Accumulated other comprehensive loss	(3,057)	(728)
Retained earnings	516,785	448,460
Treasury stock – at average cost; 6,102 shares and 5,893 shares at January 31, 2015 and February 1, 2014, respectively	(108,082)	(104,573)
Total stockholders’ equity	556,339	474,569
Total liabilities and stockholders’ equity	$1,278,150	$1,182,670
See notes to consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts)

	2014	2013	2012
NET SALES	$2,165,481	$2,219,125	$2,157,227
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	1,504,527	1,501,418	1,414,588
Gross profit	660,954	717,707	742,639
OPERATING EXPENSES:
Selling, general, and administrative expenses	524,041	504,277	491,599
Other operating expense (income), net	316	(829)	(523)
Total operating expenses	524,357	503,448	491,076

OPERATING INCOME	136,597	214,259	251,563

INTEREST EXPENSE, NET	23,896	19,522	19,552
OTHER EXPENSE, NET	1,145	1,571	40
INCOME BEFORE INCOME TAXES	111,556	193,166	231,971
INCOME TAX EXPENSE	43,231	76,627	92,704
NET INCOME	$68,325	$116,539	$139,267

OTHER COMPREHENSIVE LOSS:
Foreign currency translation	(2,329)	(708)	(13)
COMPREHENSIVE INCOME	$65,996	$115,831	$139,254

EARNINGS PER SHARE:
Basic	$0.81	$1.38	$1.60
Diluted	$0.81	$1.37	$1.60

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	84,144	84,466	86,852
Diluted	84,554	85,068	87,206
See notes to consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in Thousands)

	Common Stock					Treasury Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	At Average Cost	Total
BALANCE, January 28, 2012	88,887	$890	$87,713	$192,654	$(7)	59	$(103)	$281,147
Net income	—	—	—	139,267	—	—	—	139,267
Issuance of common stock	376	3	620	—	—		—	623
Share-based compensation	—	—	16,308	—	—	—	—	16,308
Tax benefit from share-based compensation	—	—	371	—	—	—	—	371
Repurchase of common stock	(4,039)	—	—	—	—	4,039	(66,541)	(66,541)
Foreign currency translation	—	—	—	—	(13)	—	—	(13)
BALANCE, February 2, 2013	85,224	$893	$105,012	$331,921	$(20)	4,098	$(66,644)	$371,162
Net income	—	—	—	116,539	—	—	—	116,539
Issuance of common stock	537	6	4,695	—	—	—	—	4,701
Share-based compensation	—	—	21,174	—	—	—	—	21,174
Tax benefit from share-based compensation	—	—	(370)	—	—	—	—	(370)
Repurchase of common stock	(1,795)	—	—	—	—	1,795	(37,929)	(37,929)
Foreign currency translation	—	—	—	—	(708)	—	—	(708)
BALANCE, February 1, 2014	83,966	$899	$130,511	$448,460	$(728)	5,893	$(104,573)	$474,569
Net income	—	—	—	68,325	—	—	—	68,325
Issuance of common stock	541	5	(5)	—	—	—	—	—
Share-based compensation	—	—	19,283	—	—	—	—	19,283
Tax benefit from share-based compensation	—	—	—	—	—	—	—	—
Repurchase of common stock	(209)	—	—	—	—	209	(3,509)	(3,509)
Foreign currency translation	—	—	—	—	(2,329)	—	—	(2,329)
BALANCE, January 31, 2015	84,298	$904	$149,789	$516,785	$(3,057)	6,102	$(108,082)	$556,339
See notes to consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$68,325	$116,539	$139,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,437	69,810	67,727
Loss on disposal of property and equipment	1,530	670	124
Impairment charge	10,527	26	6
Excess tax benefit from share-based compensation	(49)	(210)	(422)
Share-based compensation	19,326	21,174	16,308
Deferred taxes	6,291	(807)	3,937
Landlord allowance amortization	(11,369)	(9,342)	(8,166)
Changes in operating assets and liabilities:
Receivables, net	(5,724)	(6,508)	(1,991)
Inventories	(28,989)	2,133	(1,997)
Accounts payable, deferred revenue, and accrued expenses	(886)	(29,870)	17,564
Other assets and liabilities	21,151	31,460	37,007
Net cash provided by operating activities	156,570	195,075	269,364

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(115,088)	(105,368)	(99,674)
Purchase of intangible assets	(1,010)	(94)	(210)
Net cash used in investing activities	(116,098)	(105,462)	(99,884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(1,478)	(313)	(55)
Excess tax benefit from share-based compensation	49	210	422
Proceeds from share-based compensation	—	4,701	623
Repurchase of common stock	(3,509)	(37,929)	(66,541)
Net cash used in financing activities	(4,938)	(33,331)	(65,551)

EFFECT OF EXCHANGE RATE ON CASH	(1,259)	(695)	6

NET INCREASE IN CASH AND CASH EQUIVALENTS	34,275	55,587	103,935
CASH AND CASH EQUIVALENTS, Beginning of period	311,884	256,297	152,362
CASH AND CASH EQUIVALENTS, End of period	$346,159	$311,884	$256,297

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$17,574	$17,574	$17,574
Cash paid to taxing authorities	$43,171	$75,591	$99,647
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Description of Business and Basis of Presentation
Business Description
Express, Inc., together with its subsidiaries ("Express" or the "Company"), is a specialty apparel and accessories retailer of women's and men's merchandise, targeting the 20 to 30 year old customer. Express merchandise is sold through retail stores and the Company's website, www.express.com. As of January 31, 2015, Express operated 641 primarily mall-based stores in the United States, Canada, and Puerto Rico, including 41 factory outlet stores. Additionally, the Company earned revenue from 34 franchise locations. These franchise locations are operated by franchisees pursuant to franchise agreements covering the Middle East, Mexico, certain other Latin American countries, and South Africa. Under the franchise agreements, the franchisees operate stores and shop-in-shops that sell Express-branded apparel and accessories purchased directly from the Company.

Fiscal Year
The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. References herein to "2014," "2013," and "2012" represent the 52-week period ended January 31, 2015, the 52-week period ended February 1, 2014, and the 53-week period ended February 2, 2013.

Basis of Presentation
Express, Inc., a holding company, owns all of the outstanding equity interests in Express Topco LLC, a holding company, which owns all of the outstanding equity interests in Express Holding, LLC ("Express Holding"). Express Holding owns all of the outstanding equity interests in Express, LLC and Express Finance Corp. ("Express Finance"). Express, LLC, together with its subsidiaries, including Express Fashion Operations, LLC, conducts the operations of the Company. Express, LLC was a division of L Brands, Inc. ("L Brands") until it was acquired by an affiliate of Golden Gate Private Equity, Inc. ("Golden Gate") in 2007 (the "Golden Gate Acquisition"). Express Finance was formed on January 28, 2010, solely for the purpose of serving as co-issuer of the 8  3/4% Senior Notes ("Senior Notes") issued on March 5, 2010 and described in Note 8.

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
Cash and Cash Equivalents
Cash and cash equivalents include investments in U.S. treasury money market funds, payments due from banks for third-party credit and debit card transactions for up to 5 days of sales, cash on hand, and deposits with financial institutions. As of January 31, 2015 and February 1, 2014, amounts due from banks for credit and debit card transactions totaled approximately $11.9 million and $10.3 million, respectively.

Outstanding checks not yet presented for payment amounted to $14.6 million and $38.3 million as of January 31, 2015 and February 1, 2014, respectively, and are included in accounts payable on the Consolidated Balance Sheets.

Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are classified using the following hierarchy, which is based upon the transparency of inputs to the valuation as of the measurement date.

Level 1- Valuation is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2- Valuation is based upon quoted prices for similar assets and liabilities in active markets or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3- Valuation is based upon other unobservable inputs that are significant to the fair value measurement.

Financial Assets
The following table presents the Company's financial assets measured at fair value on a recurring basis as of January 31, 2015 and February 1, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.

	January 31, 2015
	Level 1	Level 2	Level 3
	(in thousands)
U.S. treasury securities money market funds	$166,602	$—	$—

	February 1, 2014
	Level 1	Level 2	Level 3
	(in thousands)
U.S. treasury securities money market funds	$290,361	$—	$—

Non-Financial Assets

The Company's non-financial assets, which include fixtures, equipment, improvements, and intangible assets, are not required to be measured at fair value on a recurring basis. However, the Company tests for impairment, if certain triggering events occur indicating the carrying value of these assets may not be recoverable or annually in the case of indefinite lived intangibles. See additional discussion under the heading "Property and Equipment, Net" in this note below for additional section that follows.
The carrying amounts reflected on the Consolidated Balance Sheets for cash, cash equivalents, receivables, prepaid expenses, and payables as of January 31, 2015 and February 1, 2014 approximated their fair values.
Receivables, Net
Receivables, net consist primarily of receivables from our franchisees and third-party resellers of our gift cards, as well as other miscellaneous receivables. Outstanding receivables are continuously reviewed for collectability. The Company's allowance for doubtful accounts was not significant as of January 31, 2015 or February 1, 2014.

Inventories
Inventories are principally valued at the lower of cost or market on a weighted-average cost basis. The Company writes down inventory, the impact of which is reflected in cost of goods sold, buying and occupancy costs in the Consolidated Statements of Income and Comprehensive Income, if the cost of specific inventory items on hand exceeds the amount the Company expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management's judgment regarding future demand and market conditions and analysis of historical experience. The lower of cost or market adjustment to inventory as of January 31, 2015 and February 1, 2014 was $11.4 million and $11.5 million, respectively.
The Company also records an inventory shrink reserve calculated as a percentage of cost of goods sold for estimated merchandise inventory losses for the period between the last physical inventory count and the balance sheet date. This estimate is based on management's analysis of historical results.
Advertising
Advertising production costs are expensed at the time the promotion first appears in media, stores, or on the website, except for direct response advertising costs that relate primarily to the production and distribution of the Company's catalogs. Direct response advertising costs are amortized over the expected future revenue stream, which is typically 1 to 3 months from the date materials are mailed. Total advertising expense totaled $104.6 million, $85.9 million, and $85.8 million in 2014, 2013, and 2012, respectively. Advertising costs are included in selling, general, and administrative expenses in the Consolidated Statements of Income and Comprehensive Income.

Private Label Credit Card
The Company has an agreement with a third party to provide customers with private label credit cards (the “Card Agreement”). Each private label credit card bears the logo of the Express brand and can only be used at the Company's retail store locations and website. A third-party financing company is the sole owner of the accounts issued under the private label credit card program and absorbs the losses associated with non-payment by the private label card holders and a portion of any fraudulent usage of the accounts. Pursuant to the Card Agreement, the Company receives reimbursement funds from the third-party financing company for expenses the Company incurs based on usage of the private label credit cards. These reimbursement funds are used by the Company to fund marketing programs associated with the private label credit card and are recognized when the amounts are fixed or determinable and collectability is reasonably assured, which is generally at the time the private label credit cards are used or specified transactions occur. The funds received related to these private label credit cards are classified in selling, general, and administrative expenses in the Consolidated Statements of Income and Comprehensive Income.

Loyalty Program
The Company maintains a customer loyalty program (“Loyalty Program”) in which customers earn points towards rewards for qualifying purchases and other marketing programs. The Loyalty Program was previously restricted to holders of the Company's private label credit cards. However, beginning in 2011, a tender agnostic program was piloted that opened the Loyalty Program to non-private label credit card holders. The Company rolled this program out in the United States in the first quarter of 2012. Upon reaching specified point values, customers are issued a reward, which they may redeem for purchases at the Company's U.S. stores or on its website. Generally, rewards earned must be redeemed within 60 days from the date of issuance. The Company accrues for the anticipated costs related to redemptions of the certificates as points are earned. To calculate this expense, the Company estimates margin rates and makes assumptions related to card holder redemption rates, which are both based on historical experience. This expense is included within cost of goods sold, buying and occupancy costs in the Consolidated Statements of Income and Comprehensive Income. The loyalty liability is included in accrued expenses on the Consolidated Balance Sheets.

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
When a decision is made to dispose of property and equipment prior to the end of its previously estimated useful life, depreciation estimates are revised to reflect the use of the asset over the shortened estimated useful life. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts with any resulting gain or loss included in other operating expense (income), net, in the Consolidated Statements of Income and Comprehensive Income. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments that extend useful lives are capitalized.

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The reviews are conducted at the store level, the lowest identifiable level of cash flow. The impairment test requires the Company to estimate the fair value of the assets and compare this to their carrying value. If the fair value of the assets are less than the carrying value, then an impairment charge is recognized and the non-financial assets are recorded at fair value. The Company estimates the fair value using a discounted cash flow model. Factors used in the evaluation include, but are not limited to, management's plans for future operations, recent operating results, and projected cash flows. In 2014, as a result of decreased performance in certain stores, the Company recognized impairment charges of $10.5 million related to 14 stores. The impairment charges related to store leasehold improvements in 2013 and 2012 were minimal. Impairment charges are recorded in cost of goods sold, buying, and occupancy costs in the Consolidated Statements of Income and Comprehensive Income.

Intangible Assets
The Company has intangible assets, which consist primarily of the Express and related tradenames and its Internet domain names. Intangible assets with indefinite lives are reviewed for impairment annually in the fourth quarter and may be reviewed more frequently if indicators of impairment are present. The impairment review is performed by assessing qualitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount. The consideration of indefinite lived intangible assets for impairment requires judgments surrounding future operating performance, economic conditions, and business plans, among other factors.

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
The Company did not incur any impairment charges on intangible assets in 2014, 2013, or 2012.
Leases and Leasehold Improvements
The Company has leases that contain pre-determined fixed escalations of minimum rentals and/or rent abatements subsequent to taking possession of the leased property. The rent expense is recognized on a straight-line basis commencing upon possession date. The Company records the difference between the recognized rent expense and amounts payable under the leases as deferred lease credits. The Company also has leases that contain contingent rent provisions, such as overage rent. For these leases, the Company records a contingent rent liability in accrued expenses on the Consolidated Balance Sheets and the corresponding rent expense in cost of goods sold, buying and occupancy costs in the Consolidated Statements of Income and Comprehensive Income when specified financial levels have been achieved or when management determines that achieving the specified financial levels during the year is probable.
The Company receives allowances for leasehold improvements from landlords related to its retail stores. These allowances are generally comprised of cash amounts received from landlords as part of negotiated lease terms. The Company records a receivable and a landlord allowance upon execution of the corresponding lease. The landlord allowance is recorded as deferred lease credits on the Consolidated Balance Sheets. The landlord allowance is amortized on a straight-line basis as a reduction of rent expense over the term of the lease, including the pre-opening build-out period. The receivable is reduced as allowance amounts are received from landlords.
The Company has leasehold improvements which are depreciated over the shorter of the initial lease term, including renewal periods if reasonably assured, or their estimated useful lives.
Debt Issuance Costs and Discount
Fees incurred in connection with the Company's borrowings, referred to as debt issuance costs, are capitalized and included in other assets on the Consolidated Balance Sheets. Debt discounts are reflected as a reduction of debt on the Consolidated Balance Sheets. Debt issuance costs and debt discounts are amortized to interest expense over the term of the respective debt agreements. As of January 31, 2015 and February 1, 2014, debt issuance costs totaled $4.7 million and $6.2 million, respectively. The Company recorded amortization expense related to debt issuance costs of $1.5 million, $1.4 million, and $1.3 million in 2014, 2013, and 2012, respectively. The Company recorded amortization expense for debt discounts of $0.4 million, $0.3 million, and $0.3 million in 2014, 2013, and 2012, respectively.
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

The income tax liability was $16.4 million and $19.2 million as of January 31, 2015 and February 1, 2014, respectively, and was included in accrued liabilities on the Consolidated Balance Sheets.

The Company may be subject to periodic audits by the Internal Revenue Service ("IRS") and other taxing authorities. These audits may challenge certain of the Company's tax positions, such as the timing and amount of deductions and allocation of taxable income to various jurisdictions.
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
Foreign Currency Translation
The Canadian dollar is the functional currency for the Company's Canadian business. Assets and liabilities denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the exchange rate prevailing at the applicable balance sheet date. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period. Gains or losses resulting from foreign currency transactions are included in other expense (income), net whereas related translation adjustments are reported as an element of other comprehensive income, both of which are included in the Consolidated Statements of Income and Comprehensive Income. The Company may, in certain situations, designate certain foreign currency denominated, long-term intercompany financing transactions as being of a long-term investment nature and therefore record gains and losses on the transactions arising from changes in exchange rates as translation adjustments.
Revenue Recognition
The Company recognizes sales at the time the customer takes possession of the merchandise which, for e-commerce revenues, requires an estimate of shipments that have not yet been received by the customer. The estimate of these shipments is based on shipping terms and historical delivery times. Amounts related to shipping and handling revenues billed to customers in an e-commerce sale transaction are recorded in net sales, and the related shipping and handling costs are recorded in cost of goods sold, buying and occupancy costs in the Consolidated Statements of Income and Comprehensive Income. The Company's shipping and handling revenues were $11.3 million, $14.5 million, and $17.4 million in 2014, 2013, and 2012, respectively. Associate discounts are classified as a reduction of net sales. Net sales exclude sales tax collected from customers and remitted to governmental authorities.
The Company also sells merchandise to multiple franchisees pursuant to different franchise agreements. Revenues may consist of sales of product and/or royalties. Revenues from products sold to franchisees are recorded at the time title transfers to the franchisees. Royalty revenue is based upon a percentage of the franchisee’s net sales to third parties and is earned when such sales to third parties occur.
The Company provides a reserve for projected merchandise returns based on prior experience. Merchandise returns are often resalable merchandise and are refunded by issuing the same payment tender as the original purchase. Merchandise exchanges of the same product and price, typically due to size or color preferences, are not considered merchandise returns. The sales returns reserve was $9.7 million and $11.0 million as of January 31, 2015 and February 1, 2014, respectively, and is included in accrued expenses on the Consolidated Balance Sheets.

The Company sells gift cards in its stores, on its e-commerce website, and through third parties. These gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The gift card liability balance was $26.0 million and $25.2 million, as of January 31, 2015 and February 1, 2014, respectively, and is included in deferred revenue on the Consolidated Balance Sheets. The Company recognizes revenue from gift cards when they are redeemed by the customer. The Company also recognizes income on unredeemed gift cards, which is recognized proportionately using a time-based attribution method from issuance of the gift card to the time when it can be determined that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions, referred to as "gift card breakage". The gift card breakage rate is based on historical redemption patterns and totaled $2.7 million, $3.0 million, and $2.3 million in 2014, 2013, and 2012, respectively. Gift card breakage is included in net sales in the Consolidated Statements of Income and Comprehensive Income.
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

Segment Reporting
The Company defines an operating segment on the same basis that it uses to evaluate performance internally. The Company has determined that, together, its President and Chief Executive Officer and its Chief Operating Officer are the Chief Operating Decision Maker, and that there is one operating segment. Therefore, the Company reports results as a single segment, which includes the operation of its Express brick-and-mortar retail and outlet stores, e-commerce operations, and franchise operations.

The following is information regarding the Company's major product and sales channels:

	2014	2013	2012
	(in thousands)
Apparel	$1,883,641	$1,922,868	$1,872,844
Accessories and other	240,052	254,426	250,180
Other revenue	41,788	41,831	34,203
Total net sales	$2,165,481	$2,219,125	$2,157,227

	2014	2013	2012
	(in thousands)
Stores	$1,769,478	$1,836,704	$1,851,527
E-commerce	354,215	340,590	271,497
Other revenue	41,788	41,831	34,203
Total net sales	$2,165,481	$2,219,125	$2,157,227

Other revenue consists primarily of revenue from franchise agreements, sell-off revenue related to marked-out-of-stock inventory sales to third parties, and shipping and handling revenue related to e-commerce activity.

Revenues and long-lived assets relating to the Company's international operations for 2014, 2013, and 2012, and as of January 31, 2015 and February 1, 2014, respectively, were not material and, therefore, not reported separately from domestic revenues and long-lived assets.

3. Property and Equipment, Net
Property and equipment, net, consisted of:

	January 31, 2015	February 1, 2014
	(in thousands)
Building improvements	$86,487	$13,955
Furniture, fixtures and equipment, software	341,272	315,462
Leasehold improvements	371,462	344,369
Construction in process	40,291	93,560
Other	828	315
Total	840,340	767,661
Less: accumulated depreciation	(432,733)	(391,539)
Property and equipment, net	$407,607	$376,122
Depreciation expense totaled $73.5 million, $66.7 million, and $64.6 million in 2014, 2013, and 2012, respectively, excluding impairment charges discussed in Note 2.

4. Leased Facilities and Commitments
Annual store rent consists of a fixed minimum amount and/or contingent rent based on a percentage of sales exceeding a stipulated amount.

Rent expense is summarized as follows:

	2014	2013	2012
Store rent:	(in thousands)
Fixed minimum	$209,323	$201,477	$180,577
Contingent	6,398	5,942	8,180
Total store rent	215,721	207,419	188,757
Home office, distribution center, other	5,609	5,400	4,859
Total rent expense	$221,330	$212,819	$193,616

As of January 31, 2015, the Company was committed to noncancelable leases with remaining terms from 1 to 15 years. A substantial portion of these commitments consist of store leases, generally with an initial term of 10 years. Store lease terms typically require additional payments covering real estate taxes, common area maintenance costs, and certain other landlord charges, which are excluded from the following table.

Minimum rent commitments under noncancelable operating leases are as follows (in thousands):

2015	$222,562
2016	176,521
2017	161,606
2018	148,011
2019	132,948
Thereafter	566,285
Total	$1,407,933

5. Lease Financing Obligations
In certain lease arrangements, the Company is involved in the construction of the building. To the extent the Company is involved in the construction of structural improvements or takes construction risk prior to commencement of a lease, it is deemed the owner of the project for accounting purposes. Therefore, the Company records an asset in property and equipment on the Consolidated Balance Sheets, including any capitalized interest costs, and related liabilities in accrued interest and lease financing obligations in other long-term liabilities on the Consolidated Balance Sheets, for the replacement cost of the Company's portion of the pre-existing building plus the amount of construction costs incurred by the landlord as of the balance sheet date. Once construction is complete, the Company considers the requirements for sale-leaseback treatment, including the transfer of all risks of ownership back to the landlord, and whether the Company has any continuing involvement in the leased property. If the arrangement does not qualify for sale-leaseback treatment, the building assets subject to these obligations remain on the Company's Consolidated Balance Sheets at their historical cost, and such assets are depreciated over their remaining useful lives. The replacement cost of the pre-existing building, as well as the costs of construction paid by the landlord, are recorded as lease financing obligations, and a portion of the lease payments are applied as payments of principal and interest. The interest rate selected for lease financing obligations is evaluated at lease inception based on the Company's incremental borrowing rate. At the end of the initial lease term, should the Company decide not to renew the lease, the Company would reverse equal amounts of the remaining net book value of the assets and the corresponding lease financing obligations.

The initial lease terms related to these lease arrangements are expected to expire in 2023 and 2030. As of January 31, 2015 and February 1, 2014 there was $71.0 million and $63.2 million, respectively, of landlord funded construction, the replacement cost of pre-existing property, and capitalized interest in Property and Equipment on the Consolidated Balance Sheets. There was also $70.9 million and $63.0 million of lease financing obligations as of January 31, 2015 and February 1, 2014, respectively, in Other Long Term Liabilities on the Consolidated Balance Sheets. The transactions involving the initial recording of these assets and liabilities are classified as non-cash items for purposes of the Consolidated Statements of Cash Flows.

Rent expense relating to the land is recognized on a straight-line basis once construction begins. Once the store opens, the Company will not report rent expense for the portion of the rent payment determined to be related to the lease obligations which are owned for accounting purposes. Rather, this portion of rent payment under the lease is recognized as a reduction of the lease financing obligations and interest expense.
6. Intangible Assets
The following table provides the significant components of intangible assets:

	January 31, 2015
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradenames	$196,144	$—	$196,144
Internet domain names/trademarks	1,418	—	1,418
Net favorable lease obligations/other	21,175	19,906	1,269
	$218,737	$19,906	$198,831

	February 1, 2014
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradenames	$196,144	$—	$196,144
Internet domain names/trademarks	1,668	—	1,668
Net favorable lease obligations/other	20,175	19,106	1,069
	$217,987	$19,106	$198,881
The Company's tradenames, Internet domain names, and trademarks have indefinite lives. Net favorable lease obligations and other intangibles are amortized over a period between five and ten years and are included in other assets on the Consolidated Balance Sheets. The net favorable lease assets were fully amortized as of January 31, 2015. Amortization expense totaled $0.8 million, $1.3 million, and $1.5 million during 2014, 2013, and 2012, respectively.
Future amortization expense is expected to approximate the following (in thousands):

2015	$149
2016	149
2017	149
2018	149
2019	149
Thereafter	524
Total	$1,269

7. Income Taxes
The provision for income taxes consists of the following:

	2014	2013	2012
Current:	(in thousands)
U.S. federal	$29,884	$64,071	$74,306
U.S. state and local	6,491	12,815	14,296
Foreign	565	548	165
Total	36,940	77,434	88,767
Deferred:
U.S. federal	6,884	757	3,346
U.S. state and local	(558)	(1,541)	615
Foreign	(35)	(23)	(24)
Total	6,291	(807)	3,937
Provision for income taxes	$43,231	$76,627	$92,704
The following table provides a reconciliation between the statutory federal income tax rate and the effective tax rate:

	2014	2013	2012
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax effect	4.1%	3.8%	4.3%
Other items, net	(0.3)%	0.9%	0.7%
Effective tax rate	38.8%	39.7%	40.0%

The following table provides the effect of temporary differences that created deferred income taxes as of January 31, 2015 and February 1, 2014. Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carry-forwards at the end of the respective periods.

	January 31, 2015	February 1, 2014
	(in thousands)
Deferred tax assets:
Accrued expenses and deferred compensation	$30,667	$27,554
Rent	25,605	21,854
Lease financing obligations	29,072	5,972
Other	2,104	1,515
Tax credits/carryforwards	—	214
Valuation allowance	(1,668)	(1,366)
Total deferred tax assets	85,780	55,743

Deferred tax liabilities:
Inventory	5,915	2,532
Prepaid expenses	3,762	4,827
Intangible assets	13,844	9,530
Property and equipment	51,732	22,036
Total deferred tax liabilities	75,253	38,925
Net deferred tax asset	$10,527	$16,818

The net deferred tax asset at February 1, 2014 shown above excludes a foreign deferred tax asset of $0.4 million and a corresponding valuation allowance of $0.4 million attributable to other comprehensive income for the period ended February 1, 2014.

The net increase in the total valuation allowance attributable to foreign operations for the years ended January 31, 2015, and February 1, 2014 was $0.3 million and $0.4 million, respectively. The foreign capital loss carryforward as of January 31, 2015 and February 1, 2014 was $0.4 million. The Company has established a full valuation allowance related to the foreign capital loss carryforward. The foreign capital loss carryforward period is indefinite.

The foreign tax credit carryforward as of February 1, 2014 was $0.2 million and was offset by a full valuation allowance. As of January 31, 2015, the Company fully utilized its foreign tax credit carryforward.

No other valuation allowances have been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future.

Current net deferred tax assets are included in other current assets within the Consolidated Balance Sheets and non-current net deferred tax assets are separately identified. Current net deferred tax liabilities are included in accrued expenses within the Consolidated Balance Sheets and non-current net deferred tax liabilities are included in other long-term liabilities. The following table summarizes net deferred tax assets:

	January 31, 2015	February 1, 2014
	(in thousands)
Current deferred tax liability	$(1,844)	$(740)
Non-current deferred taxes	12,371	17,558
Net deferred tax assets	$10,527	$16,818

Uncertain Tax Positions

The Company evaluates tax positions using a more likely than not recognition criterion.
A reconciliation of the beginning to ending unrecognized tax benefits are as follows:

	January 31, 2015	February 1, 2014	January 28, 2012
	(in thousands)
Unrecognized tax benefits, beginning of year	$4,091	$2,313	$1,416
Gross addition for tax positions of the current year	346	1,469	852
Gross addition for tax positions of the prior year	129	309	225
Settlements	(2,137)	—	(180)
Reduction for tax positions of prior years	(628)	—	—
Lapse of statute of limitations	(150)	—	—
Unrecognized tax benefits, end of year	$1,651	$4,091	$2,313

The amount of the above unrecognized tax benefits as of January 31, 2015, February 1, 2014, and February 2, 2013 that would impact the Company's effective tax rate, if recognized, is $1.7 million, $4.1 million, and $2.3 million, respectively.

During the second quarter of 2014, the Internal Revenue Service (IRS) completed its examination of the Company’s 2012, 2011, and 2010 income tax returns. The Company released gross uncertain tax positions of $2.1 million and the related accrued interest of $0.1 million as a result of the conclusion of this examination.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The total amount of net interest in tax expense related to interest and penalties included in the consolidated statements of comprehensive income for 2014, 2013, and 2012 was immaterial. As of January 31, 2015 and February 1, 2014, the Company had accrued interest of $0.1 million and $0.2 million, respectively.

The Company is subject to examination by the IRS for years subsequent to 2012. The Company is also generally subject to various U.S. state and local income tax and non-U.S. tax jurisdictions for the years subsequent to 2010.

Over the next twelve months, it is reasonably possible that the resolution of state tax examinations could reduce the Company's unrecognized tax benefits by $0.1 million. Final settlement of these audits may result in payments that are more or less than this amount, but the Company does not anticipate the resolution of these matters will result in a material change to its consolidated financial position or results of operations.

The Company's Canadian subsidiary has an accumulated deficit, thus we have not provided for income taxes in the United States on undistributed earnings.

8. Debt
Borrowings outstanding consisted of the following:

	January 31, 2015	February 1, 2014
	(in thousands)
8 3/4% Senior Notes	$200,850	$200,850
Debt discount on Senior Notes	(1,323)	(1,680)
Total long-term debt	$199,527	$199,170

Revolving Credit Facility

On July 29, 2011, Express Holding, a wholly-owned subsidiary, and its subsidiaries entered into an Amended and Restated $200.0 million secured Asset-Based Credit Facility ("Revolving Credit Facility"). As of January 31, 2015, there were no borrowings outstanding and approximately $197.5 million available under the Revolving Credit Facility.

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

On March 1, 2015, the outstanding notes in the amount of $200.9 million were redeemed at 102.19% of the principal amount.
Fair Value of Debt
The fair value of the Senior Notes was estimated using a number of factors, such as recent trade activity, size, timing, and yields of comparable bonds and is, therefore, within Level 2 of the fair value hierarchy. As of January 31, 2015, the estimated fair value of the Senior Notes was $206.4 million.
Letters of Credit
The Company may enter into various trade letters of credit ("trade LCs") in favor of certain vendors to secure merchandise. These trade LCs are issued for a defined period of time, for specific shipments, and generally expire 3 weeks after the merchandise shipment date. As of January 31, 2015 and February 1, 2014, there were no outstanding trade LCs. Additionally, the Company enters into stand-by letters of credit ("stand-by LCs") on an as-need basis to secure merchandise and fund other general and administrative costs. As of January 31, 2015 and February 1, 2014, outstanding stand-by LCs totaled $2.5 million and $2.0 million, respectively.

9. Stockholders' Equity
Share Repurchase Programs
On May 28, 2014, the Company's Board of Directors (the "Board") authorized the repurchase of up to $100.0 million of common stock (the "2014 Repurchase Program"). The 2014 Repurchase Program will be funded using available cash. No purchases were made under the 2014 Repurchase Program.
On May 24, 2012, the Board authorized the Company to repurchase up to $100.0 million of the Company's common stock from time to time in open market or privately negotiated transactions (the "2012 Repurchase Program"). The 2012 Repurchase Program was completed during the third quarter of 2013 following the repurchase of 5.6 million shares of the Company's common stock for approximately $100.0 million. During 2013, the Company repurchased 1.6 million shares of its common stock for a total of $35.1 million, including commissions. During 2012, the Company repurchased 4.0 million shares of its common stock for a total of $65.1 million, including commissions.

Stockholder Rights Plan

On June 12, 2014, the Board adopted a Stockholder Rights Plan (the “Rights Plan”). Under the Rights Plan, one right was distributed for each share of common stock outstanding at the close of business on June 23, 2014 and one right will be issued for each new share of common stock issued thereafter. If any person or group acquires 10% or more of the Company’s outstanding common stock without the approval of the Board, there would be a triggering event entitling a registered holder to purchase from the Company one one-hundredth of a share of Participating Preferred Stock, par value $0.01 per share, for $70.00, subject to adjustment. Existing 10% or greater stockholders are grandfathered to the extent of their June 12, 2014 ownership levels. The Rights Plan will expire one year after it was adopted, on June 12, 2015, unless it is ratified by a majority vote of the Company’s stockholders on or prior to such date (in which case the Rights Plan will expire on June 12, 2017) or unless earlier redeemed or terminated by the Company, as provided in the Rights Plan. The rights have no voting or dividend privileges, and, unless and until they become exercisable, have no dilutive effect on the earnings of the Company.
10. Share-Based Compensation
The Company records the fair value of share-based payments to employees in the Consolidated Statements of Income and Comprehensive Income as compensation expense, net of forfeitures, over the requisite service period.

Share-based Compensation Plans
In 2010, the Board approved, and the Company implemented, the Express, Inc. 2010 Incentive Compensation Plan (as amended, the "2010 Plan"). The 2010 Plan authorizes the Compensation Committee (the "Committee") of the Board and its designees to offer eligible employees and directors cash and stock-based incentives as deemed appropriate in order to attract, retain, and reward such individuals. Effective April 3, 2012, the Board amended the 2010 Plan to, among other things, reduce the number of shares available for issuance under the 2010 Plan. As of January 31, 2015, 15.2 million shares were authorized to be granted under the 2010 Plan and 8.2 million remained available for future issuance.

The following summarizes our share-based compensation expense:

	2014	2013	2012
	(in thousands)
Stock options	$7,556	$8,883	$8,123
Restricted stock units and restricted stock	11,770	12,291	8,185
Total share-based compensation	$19,326	$21,174	$16,308

The stock compensation related income tax benefit recognized by the Company in 2014, 2013, and 2012 was $3.9 million, $3.5 million, and $1.7 million, respectively.

Stock Options

During 2014, the Company granted stock options under the 2010 Plan. The fair value of the stock options is determined using the Black-Scholes-Merton option-pricing model as described later in this note. Stock options granted in 2014 under the 2010 Plan generally vest 25% per year over four years or upon reaching retirement eligibility as defined by the 2010 Plan. These options have a ten year contractual life. Options granted to the former Chief Executive Officer in prior years vest ratably over three years. The expense for stock options is recognized using the straight-line attribution method.

The Company's activity with respect to stock options during 2014 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding, February 1, 2014	3,234	$18.85
Granted	388	$15.84
Exercised	—	$—
Forfeited or expired	(152)	$20.10
Outstanding, January 31, 2015	3,470	$18.45	6.7	$97
Expected to vest at January 31, 2015	1,132	$18.35	8.1	$47
Exercisable at January 31, 2015	2,310	$18.52	6.1	$49
The following provides additional information regarding the Company's stock options:

	2014	2013	2012
	(in thousands, except per share amounts)
Weighted average grant date fair value of options granted	$8.49	$9.50	$12.75
Total intrinsic value of options exercised	$—	$1,001	$270
As of January 31, 2015, there was approximately $5.3 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of approximately 1.5 years.
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
The fair value of stock options was estimated at the grant date using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	2014	2013	2012
Risk-free interest rate (1)	1.86%	1.14%	1.12%
Price Volatility (2)	53.7%	55.9%	55.9%
Expected term (years) (3)	6.25	6.20	6.17
Dividend yield (4)	—	—	—

(1)	Represents the yield on U.S. Treasury securities with a term consistent with the expected term of the stock options.

(2)
For the first two years following the initial public offering of the Company's common stock, this was based on the historical volatility of selected comparable companies over a period consistent with the expected term of the stock options because the Company had a limited history of being publicly traded. Comparable companies were selected primarily based on industry, stage of life cycle, and size. Beginning with the second anniversary of the IPO in May 2012, the Company began using its own volatility as an additional input in the determination of expected volatility.

(3)	Calculated utilizing the “simplified” methodology prescribed by SAB No. 107 due to the lack of historical exercise data necessary to provide a reasonable basis upon which to estimate the term.

(4)	The Company does not currently plan on paying regular dividends.
Restricted Stock Units and Restricted Stock
During 2014, the Company granted restricted stock units ("RSUs") under the 2010 Plan, including 0.5 million RSUs with performance conditions.The fair value of the RSUs is determined based on the Company's closing stock price on the day prior to the grant date in accordance with the 2010 Plan. The expense for RSUs without performance conditions is recognized using the straight-line attribution method. The expense for RSUs with performance conditions is recognized using the graded vesting method based on the expected achievement of the performance conditions. The RSUs with performance conditions are also subject to time-based vesting. One-half of these RSUs that are earned based on the achievement of performance criteria will vest on the second anniversary of the date of the grant and the remainder will vest on the third anniversary of the date of the grant. RSUs without performance conditions vest ratably over four years.

The Company's activity with respect to RSUs and restricted stock, including awards with performance conditions, for 2014 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value
	(in thousands, except per share amounts)
Unvested, February 1, 2014	1,487	$19.29
Granted*	778	$15.68
Vested	(718)	$18.66
Forfeited	(112)	$18.08
Unvested, January 31, 2015	1,435	$17.75
*Number of awards granted includes approximately 0.5 million RSUs with two-year performance conditions. The amount granted reflects the current estimate against target; however, the number of performance based RSUs that are ultimately earned may vary from 0% - 125% of target depending on the achievement of predefined operating targets.
The total fair value of RSUs and restricted stock that vested was $13.4 million, $8.5 million, and $3.2 million, during 2014, 2013, and 2012, respectively. As of January 31, 2015, there was approximately $13.8 million of total unrecognized compensation expense related to unvested RSUs and restricted stock, which is expected to be recognized over a weighted-average period of approximately 1.7 years.

11. Earnings Per Share
The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share:

	2014	2013	2012
	(in thousands)
Weighted-average shares - basic	84,144	84,466	86,852
Dilutive effect of stock options, restricted stock units, and restricted stock	410	602	354
Weighted-average shares - diluted	84,554	85,068	87,206

Equity awards representing 4.2 million, 2.0 million, and 3.1 million shares of common stock were excluded from the computation of diluted earnings per share for 2014, 2013, and 2012, respectively, as the effects of the awards would have been anti-dilutive.

Additionally, for 2014, there were 0.5 million shares excluded from the computation of diluted weighted average shares because the number of shares that will ultimately be issued is contingent on the Company's performance compared to pre-established performance goals which have not been achieved as of January 31, 2015.

12. Retirement Benefits
The employees of the Company, if eligible, participate in a qualified defined contribution retirement plan (the “Qualified Plan”) and a non-qualified supplemental retirement plan (the “Non-Qualified Plan”) sponsored by the Company.
Participation in the Company's Qualified Plan is available to employees who meet certain age and service requirements. The Qualified Plan permits employees to elect contributions up to the maximum limits allowable under the Internal Revenue Code ("IRC"). The Company matches employee contributions according to a pre-determined formula. Prior to 2014, the Company contributed additional discretionary amounts based on a percentage of the employees' eligible annual compensation and years of service. This discretionary contribution was discontinued effective for the 2014 plan year. Employee contributions and Company matching contributions vest immediately. Additional discretionary Company contributions and the related investment earnings are subject to vesting based on years of service.
Total expense recognized related to the Qualified Plan employer match was $3.1 million, $3.1 million, and $2.7 million in 2014, 2013, and 2012, respectively. In addition, the Company recognized expense of $4.8 million and $5.4 million, related to discretionary contributions to the Qualified Plan, in 2013 and 2012, respectively.
Participation in the Non-Qualified Plan is made available to employees who meet certain age, service, job level, and compensation requirements. The Non-Qualified Plan is an unfunded plan which provides benefits beyond the IRC limits for qualified defined contribution plans. The plan permits employees to elect contributions up to a maximum percentage of eligible compensation. The Company matches employee contributions according to a pre-determined formula. The Non-Qualified Plan also previously credited additional amounts based on a percentage of the employees' eligible compensation and years of service, but this portion of the plan was discontinued effective for the 2014 plan year. In addition, the Non-Qualified Plan permits employees to defer additional compensation up to a maximum amount. The Company does not match the contributions for additional deferred compensation. Employees' accounts are credited with interest using a rate determined annually by the Retirement Plan Committee based on a methodology consistent with historical practices. Employee contributions and the related interest vest immediately. Company contributions and the related interest are subject to vesting based on years of service. Employees may elect an in-service distribution for the additional deferred compensation component only. Employees are not permitted to take a withdrawal from any other portion of the Non-Qualified Plan while actively employed with the Company. The remaining vested portion of employees' accounts in the Non-Qualified Plan will be distributed upon termination of employment in either a lump sum or in equal annual installments over a specified period of up to 10 years. Total expense recognized related to the Non-Qualified Plan was $1.5 million, $2.6 million, and $3.5 million in 2014, 2013, and 2012, respectively.
The Company elected to account for this cash balance plan based on the participant account balances, excluding actuarial considerations, as permitted by the applicable authoritative guidance.
The annual activity for the Company's Non-Qualified Plan, was as follows:

	January 31, 2015	February 1, 2014
	(in thousands)
Balance, beginning of period	$25,753	$24,089
Contributions:
Employee	1,273	1,460
Company	836	1,758
Interest	1,387	1,307
Distributions	(1,904)	(2,861)
Forfeitures	(89)	—
Balance, end of period	$27,256	$25,753

In addition, as of February 1, 2014, the Company accrued $0.8 million of contributions related to 2013 that were credited to employee accounts in 2014. These amounts along with the above-mentioned amounts of $27.3 million and $25.8 million for the period ended January 31, 2015 and February 1, 2014, total $27.3 million and $26.6 million, respectively, and are included in other long-term liabilities on the Consolidated Balance Sheets.

13. Commitments and Contingencies
During 2013 and 2014, the Company received letters from two individuals claiming that the Company unlawfully collected their zip codes in connection with a retail purchase made at a Massachusetts Express store and thereafter used that information to send them unwanted marketing materials. These letters indicate that the individuals may file suit on behalf of a class of customers whose zip codes were collected and recorded at Company stores in Massachusetts in connection with credit card purchases, and claims that the Company used the collected zip code data to obtain customers’ addresses for purposes of mailing them unwanted advertising material.  These letters further seek monetary damages pursuant to a claim under Chapter 93A of the General Laws of Massachusetts. In the first quarter of 2014, after providing the claimants with information about the Company's collection practices, the Company received notice that one of the claimants will not pursue the claims previously alleged against the Company. The other claimant has not had any further communications with the Company and has not filed a claim against the Company. The Company believes the allegations in the letters are without merit and intends to vigorously defend itself against any claims that are filed in court.  Due to the uncertainties of litigation, it is reasonably possible that the Company may incur a loss related to these claims.  However, the amount of such loss, if any, cannot be estimated as of the date these financial statements are issued.

From time to time the Company is subject to other various claims and contingencies arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company's results of operations, financial condition, or cash flows.

14. Quarterly Financial Data (Unaudited)
Summarized unaudited quarterly financial results for 2014 and 2013 follows:

2014 Quarter	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Net sales	$460,652	$481,420	$497,608	$725,801
Gross profit	$137,373	$136,025	$157,558	$229,998
Net income	$5,083	$6,867	$14,585	$41,790
Earnings per basic share	$0.06	$0.08	$0.17	$0.50
Earnings per diluted share	$0.06	$0.08	$0.17	$0.49

2013 Quarter	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Net sales	$509,362	$490,075	$503,808	$715,880
Gross profit	$170,777	$152,547	$165,265	$229,118
Net income	$32,437	$16,909	$19,267	$47,926
Earnings per basic share	$0.38	$0.20	$0.23	$0.57
Earnings per diluted share	$0.38	$0.20	$0.23	$0.57

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 31, 2015.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with generally accepted accounting principles. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of January 31, 2015. In making this assessment, we used the criteria set forth by COSO. Based on our assessment, management concluded that, as of January 31, 2015, the Company's internal control over financial reporting was effective.

PricewaterhouseCoopers, LLP, an independent registered public accounting firm that audited the financial statements included in this Report on Form 10-K, has also audited the effectiveness of the Company's internal control over financial reporting as of January 31, 2015, as stated in their report which is included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) that occurred during the fourth quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated herein by reference to the sections entitled "Election of Directors", "Executive Officers", "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for our 2015 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated herein by reference to the sections entitled "Executive Compensation", "Corporate Governance - Director Compensation", "Corporate Governance - Compensation Committee Interlocks and Insider Participation" and "Executive Compensation - Compensation and Governance Committee Report" in the Proxy Statement for our 2015 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated herein by reference to the section entitled "Stock Ownership Information" in the Proxy Statement for its 2015 Annual Meeting of Stockholders.
The following table summarizes share and exercise price information about Express' equity compensation plan as of January 31, 2015.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Category	(a)	(b)	—
Equity compensation plans approved by security holders	2,968,104	17.51	8,176,678
Equity compensation plans not approved by security holders	—	—	—
Total	2,968,104	17.51	8,176,678

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated herein by reference to the sections entitled "Related Person Transactions" and "Corporate Governance - Director Independence" in the Proxy Statement for our 2015 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated herein by reference to the section entitled "Audit Committee - Principal Accountant Fees and Services" in the Proxy Statement for our 2015 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    (1) Consolidated Financial Statements

The following consolidated financial statements of Express, Inc. and its subsidiaries are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP

Consolidated Balance Sheets as of January 31, 2015 and February 1, 2014

Consolidated Statements of Income and Comprehensive Income for the years ended January 31, 2015, February 1, 2014, and February 2, 2013

Consolidated Statements of Changes in Stockholders' Equity for the years ended January 31, 2015, February 1, 2014, and February 2, 2013

Consolidated Statements of Cash Flows for the years ended January 31, 2015, February 1, 2014, and February 2, 2013

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

2.2
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

3.2	Certificate of Amendment of Certificate of Incorporation of Express, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on June 11, 2013).
3.2	Bylaws of Express, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed with the SEC on June 11, 2013).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Express S-1, filed with the SEC on April 30, 2010.)
4.2	Stockholder Protection Rights Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 13, 2014).
10.1+
Second Amended and Restated Employment Agreement by and between the Company and David Kornberg (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on July 21, 2014).

10.2+	Form of Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on June 6, 2013).
10.3+	Form of Amended and Restated Severance Agreement (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed with the SEC on June 6, 2013).
10.4+
Amended and Restated Express, Inc. 2010 Incentive Compensation Plan (incorporated by reference to Appendix B to Express Inc.'s definitive proxy statement on Schedule 14A, filed with the SEC on April 30, 2012).

10.5+	Amendment No. 1 to Express, Inc. 2010 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on June 3, 2011).
10.6+	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Express S-1, filed with the SEC on April 30, 2010).
10.7+	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.17 to the Express S-1, filed with the SEC on April 30, 2010).
10.8+	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.19 to the Express S-1, filed with the SEC on April 30, 2010).
10.9+	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.13 to the Express S-1, filed with the SEC on April 30, 2010).
10.10+	Form of Cash Performance Award (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on June 6, 2013).

10.11+	Amendment to Cash Performance Award (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the Company with the SEC on July 21, 2014).
10.12+	Form of Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on June 6, 2013).
10.13+	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on June 6, 2013).
10.14+	Form of Non-Qualified Stock Option Grant (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on April 4, 2014)
10.15+	Form of Restricted Stock Unit Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.2 to the Form 8-K field by the Company on April 4, 2014)
10.16+	Form of Restricted Stock Unit Agreement for Performance Stock Units (incorporated by reference to Exhibit 10.3 to the Form 8-K field by the Company on April 4, 2014)
10.17	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.22 to the Express S-1, filed with the SEC on April 30, 2010).
10.18	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on January 5, 2011).
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

Date:	March 27, 2015	EXPRESS, INC.

		By:	/s/ D. Paul Dascoli
D. Paul Dascoli
Senior Vice President, Chief Financial Officer and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 27, 2015	By:	/s/ David G. Kornberg
David G. Kornberg, President, Chief Executive Officer
and Director

Date:	March 27, 2015	By:	/s/ D. Paul Dascoli
D. Paul Dascoli, Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date:	March 27, 2015	By:	/s/ Michael A. Weiss
Michael A. Weiss, Director

Date:	March 27, 2015	By:	/s/ Michael G. Archbold
Michael G. Archbold, Director

Date:	March 27, 2015	By:	/s/ Sona Chawla
Sona Chawla, Director

Date:	March 27, 2015	By:	/s/ Michael F. Devine
Michael F. Devine, III, Director

Date:	March 27, 2015	By:	/s/ Theo Killion
Theo Killion, Director

Date:	March 27, 2015	By:	/s/ Mylle H. Mangum
Mylle H. Mangum, Director

Date:	March 27, 2015	By:	/s/ Peter S. Swinburn
Peter S. Swinburn, Director