Form 10-Q
period 2015-05-02
EXPRESS, INC.
filed 2015-06-09
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 2, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock was 84,642,958 as of May 30, 2015.

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

•
fluctuations in our sales, results of operations, and cash levels on a seasonal basis and due to a variety of other factors, including our product offerings relative to customer demand, the merchandise mix we sell, and promotions;

•	competition from other retailers;

•	customer traffic at malls, shopping centers, and at our stores and customer traffic to our website;

•	our dependence on a strong brand image;

•	our ability to develop and maintain a reliable omni-channel experience for our customers;

•	the failure or breach of information systems upon which we rely;

•	our ability to protect our customer data from fraud and theft;

•	our dependence upon independent third parties to manufacture all of our merchandise;

•	changes in the cost of raw materials, labor, and freight;

•	supply chain disruption;

•	our dependence upon key executive management;

•	our growth strategy, including our new store growth, e-commerce, and international expansion plans;

•	our reliance on third parties to provide us with certain key services for our business;

•	claims made against us resulting in litigation or changes in laws and regulations applicable to our business;

•	our inability to protect our trademarks or other intellectual property rights which may preclude the use of our trademarks or other intellectual property around the world;

•	impairment charges on long-lived assets;

•	substantial lease obligations;

•	changes in tax requirements, results of tax audits, and other factors that may cause fluctuations in our effective tax rates; and

•	restrictions imposed on us under the terms of our revolving credit facility.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. For a discussion of these risks and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2015 ("Annual Report"), filed with the Securities and Exchange Commission (“SEC”) on March 27, 2015. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as otherwise required by law.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	May 2, 2015	January 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$127,698	$346,159
Receivables, net	18,221	23,272
Inventories	265,908	241,063
Prepaid minimum rent	29,492	29,465
Other	15,194	14,277
Total current assets	456,513	654,236

PROPERTY AND EQUIPMENT	864,305	840,340
Less: accumulated depreciation	(450,269)	(432,733)
Property and equipment, net	414,036	407,607

TRADENAME/DOMAIN NAME	197,562	197,562
DEFERRED TAX ASSETS	12,348	12,371
OTHER ASSETS	2,289	6,374
Total assets	$1,082,748	$1,278,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$157,737	$153,745
Deferred revenue	24,482	28,575
Accrued expenses	95,296	105,139
Total current liabilities	277,515	287,459

LONG-TERM DEBT	—	199,527
DEFERRED LEASE CREDITS	129,259	128,450
OTHER LONG-TERM LIABILITIES	104,907	106,375
Total liabilities	511,681	721,811

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 90,870 shares and 90,400 shares issued at May 2, 2015 and January 31, 2015, respectively, and 84,586 shares and 84,298 shares outstanding at May 2, 2015 and January 31, 2015, respectively	908	904
Additional paid-in capital	153,643	149,789
Accumulated other comprehensive loss	(2,336)	(3,057)
Retained earnings	529,847	516,785
Treasury stock – at average cost; 6,284 shares and 6,102 shares at May 2, 2015 and January 31, 2015, respectively	(110,995)	(108,082)
Total stockholders’ equity	571,067	556,339
Total liabilities and stockholders’ equity	$1,082,748	$1,278,150
See notes to unaudited consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
NET SALES	$502,378	$460,652
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	335,934	323,279
Gross profit	166,444	137,373
OPERATING EXPENSES:
Selling, general, and administrative expenses	133,176	122,860
Other operating income, net	(680)	(478)
Total operating expenses	132,496	122,382

OPERATING INCOME	33,948	14,991

INTEREST EXPENSE, NET	12,313	5,897
OTHER INCOME, NET	(349)	(25)
INCOME BEFORE INCOME TAXES	21,984	9,119
INCOME TAX EXPENSE	8,922	4,036
NET INCOME	$13,062	$5,083

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	721	382
COMPREHENSIVE INCOME	$13,783	$5,465

EARNINGS PER SHARE:
Basic	$0.15	$0.06
Diluted	$0.15	$0.06

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	84,443	84,005
Diluted	84,978	84,424
See notes to unaudited consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,062	$5,083
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,809	19,494
Loss on disposal of property and equipment	304	65
Impairment charge	—	785
Excess tax benefit from share-based compensation	(116)	—
Share-based compensation	3,851	6,336
Non-cash loss on extinguishment of debt	5,255	—
Deferred taxes	22	—
Landlord allowance amortization	(2,742)	(3,047)
Payment of original issue discount	(2,812)	—
Changes in operating assets and liabilities:
Receivables, net	5,066	(2,923)
Inventories	(24,696)	(22,453)
Accounts payable, deferred revenue, and accrued expenses	(13,122)	(33,371)
Other assets and liabilities	2,487	(1,156)
Net cash provided by (used in) operating activities	5,368	(31,187)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23,148)	(26,937)
Net cash used in investing activities	(23,148)	(26,937)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(198,038)	—
Payments on lease financing obligations	(383)	(402)
Excess tax benefit from share-based compensation	116	—
Repurchase of shares for tax withholding obligations under the 2010 Plan	(2,912)	(3,274)
Net cash used in financing activities	(201,217)	(3,676)

EFFECT OF EXCHANGE RATE ON CASH	536	124

NET DECREASE IN CASH AND CASH EQUIVALENTS	(218,461)	(61,676)
CASH AND CASH EQUIVALENTS, Beginning of period	346,159	311,884
CASH AND CASH EQUIVALENTS, End of period	$127,698	$250,208
See notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
(unaudited)
1. Description of Business and Basis of Presentation
Business Description
Express, Inc., together with its subsidiaries ("Express" or the "Company"), is a specialty apparel and accessories retailer of women's and men's merchandise, targeting the 20 to 30 year old customer. Express merchandise is sold through retail and factory outlet stores and the Company's e-commerce website, www.express.com, as well as its mobile app for iOS. As of May 2, 2015, Express operated 579 primarily mall-based retail stores in the United States, Canada, and Puerto Rico as well as 47 factory outlet stores. Additionally, the Company earned revenue from 34 franchise stores in the Middle East, Latin America, and South Africa. These franchise stores are operated by franchisees pursuant to franchise agreements. Under the franchise agreements, the franchisees operate stores that sell Express-branded apparel and accessories purchased directly from the Company.
Fiscal Year
The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. References herein to "2015" and "2014" represent the 52-week periods ended January 30, 2016 and January 31, 2015, respectively. All references herein to “the first quarter of 2015” and “the first quarter of 2014” represent the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively.
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information or footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for 2015. Therefore, these statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended January 31, 2015, included in the Company's Annual Report on Form 10-K, filed with the SEC on March 27, 2015.
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
2. Segment Reporting
The Company defines an operating segment on the same basis that it uses to evaluate performance internally. The Company has determined that, together, its Chief Executive Officer and Chief Operating Officer are the Chief Operating Decision Maker and that there is one operating segment. Therefore, the Company reports results as a single segment, which includes the operation of its Express brick-and-mortar retail and outlet stores, e-commerce operations, and franchise operations.

The following is information regarding the Company's major product categories and sales channels:

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
	(in thousands)
Apparel	$443,465	$402,884
Accessories and other	49,245	49,805
Other revenue	9,668	7,963
Total net sales	$502,378	$460,652

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
	(in thousands)
Stores	$415,074	$383,658
E-commerce	77,636	69,031
Other revenue	9,668	7,963
Total net sales	$502,378	$460,652
Other revenue consists primarily of shipping and handling revenue related to e-commerce activity and revenue from franchise agreements.
Revenue and long-lived assets relating to the Company's international operations for the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively, were not material for any period presented and, therefore, are not reported separately from domestic revenue or long-lived assets.
3. Earnings Per Share
The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share:

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
	(in thousands)
Weighted-average shares - basic	84,443	84,005
Dilutive effect of stock options, restricted stock units, and restricted stock	535	419
Weighted-average shares - diluted	84,978	84,424
Equity awards representing 4.4 million and 3.8 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen weeks ended May 2, 2015 and thirteen weeks ended May 3, 2014, respectively, as the inclusion of these awards would have been anti-dilutive.
Additionally, for the thirteen weeks ended May 2, 2015, there were 0.9 million shares excluded from the computation of diluted weighted average shares because the number of shares that will ultimately be issued is contingent on the Company's performance compared to pre-established performance goals which have not been achieved as of May 2, 2015.

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
Financial Assets
The following table presents the Company's financial assets measured at fair value on a recurring basis as of May 2, 2015 and January 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall.

	May 2, 2015
	Level 1	Level 2	Level 3
	(in thousands)
U.S. treasury securities money market funds	$2,796	$—	$—

	January 31, 2015
	Level 1	Level 2	Level 3
	(in thousands)
U.S. treasury securities money market funds	$166,602	$—	$—
The carrying amounts reflected on the unaudited Consolidated Balance Sheets for cash, cash equivalents, receivables, prepaid expenses, and payables as of May 2, 2015 and January 31, 2015 approximated their fair values.
Non-Financial Assets
The Company's non-financial assets, which include fixtures, equipment, improvements, and intangible assets, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur indicating the carrying value of these assets may not be recoverable, or annually in the case of indefinite lived intangibles, an impairment test is required. The impairment test requires the Company to estimate the fair value of the assets and compare this to the carrying value of the assets. If the fair value of the asset is less than the carrying value, then an impairment charge is recognized and the non-financial assets are recorded at fair value. The Company estimates the fair value using a discounted cash flow model. Factors used in the evaluation include, but are not limited to, management's plans for future operations, recent operating results, and projected cash flows. During the thirteen weeks ended May 2, 2015, the Company did not recognize any impairment charges. During the thirteen weeks ended May 3, 2014, the Company recognized impairment charges of approximately $0.8 million. related to four stores.

5. Intangible Assets
The following table provides the significant components of intangible assets:

	May 2, 2015
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename	$196,144	$—	$196,144
Internet domain names/trademarks	1,418	—	1,418
Licensing arrangements	1,425	193	1,232
	$198,987	$193	$198,794

	January 31, 2015
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename	$196,144	$—	$196,144
Internet domain names/trademarks	1,418	—	1,418
Net favorable lease obligations/licensing arrangements	21,175	19,906	1,269
	$218,737	$19,906	$198,831
The Company's tradename, internet domain names, and trademarks have indefinite lives. Licensing arrangements are amortized over a period of ten years and are included in other assets on the unaudited Consolidated Balance Sheets. Amortization expense was minimal for the thirteen weeks ended May 2, 2015, and $0.2 million during the thirteen weeks ended May 3, 2014. The net favorable lease assets were fully amortized as of January 31, 2015.
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
The Company's effective tax rate was 40.6% and 44.3% for the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively. The decrease in the effective tax rate for the thirteen weeks ended May 2, 2015 was primarily related to the impact of nondeductible stock compensation expense relative to total pre-tax income.
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
The initial lease terms of the lease arrangements for which the Company is considered the owner are expected to expire in 2023 and 2030. As of May 2, 2015 and January 31, 2015, there was $70.1 million and $71.0 million, respectively, of landlord funded construction, replacement cost of pre-existing property, and capitalized interest in Property and Equipment on the unaudited Consolidated Balance Sheets. There was also $70.6 million and $70.9 million of lease financing obligations as of May 2, 2015 and January 31, 2015, respectively, in Other Long-Term Liabilities on the unaudited Consolidated Balance Sheets. Transactions involving the initial recording of these assets and liabilities are classified as non-cash items for purposes of the unaudited Consolidated Statements of Cash Flows.

Rent expense relating to the land is recognized on a straight-line basis over the lease term. The Company does not report rent expense for the portion of the rent payment determined to be related to the lease obligations which are owned for accounting purposes. Rather, this portion of the rent payment under the lease is recognized as interest expense and a reduction of the lease financing obligations.
8. Debt
Borrowings outstanding consisted of the following:
Senior Notes
On March 5, 2010, Express, LLC and Express Finance Corp. ("Express Finance"), wholly-owned subsidiaries of the Company, co-issued, in a private placement, $250.0 million of 8 3/4% Senior Notes due in 2018 (the "Senior Notes") at an offering price of 98.6% of the face value. As of January 31, 2015, there were $200.9 million of Senior Notes outstanding.
On March 1, 2015, all of the outstanding notes in the amount of $200.9 million were fully redeemed at 102.19% of the principal amount, with total payments equal to $205.3 million, plus accrued and unpaid interest to, but not including, the redemption date.
Revolving Credit Facility
On July 29, 2011, Express Holding, LLC, a wholly-owned subsidiary ("Express Holding"), and its subsidiaries entered into an Amended and Restated $200.0 million secured Asset-Based Credit Facility ("Revolving Credit Facility"). As of May 2, 2015, there were no borrowings outstanding and approximately $197.5 million available under the Revolving Credit Facility.
The Revolving Credit Facility requires Express Holding and its subsidiaries to maintain a fixed charge coverage ratio of at least 1.0:1.0 if excess availability plus eligible cash collateral is less than 10% of the borrowing base. In addition, the Revolving Credit Facility contains customary covenants and restrictions on Express Holding and its subsidiaries' activities, including, but not limited to, limitations on the incurrence of additional indebtedness; liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, and prepayment of other debt; distributions, dividends, and the repurchase of capital stock; transactions with affiliates; and the ability to change the nature of its business or its fiscal year. All obligations under the Revolving Credit Facility are guaranteed by Express Holding and its domestic subsidiaries (that are not borrowers) and secured by a lien on substantially all of the assets of Express Holding and its domestic subsidiaries.
On May 20, 2015, the Company amended and restated its existing Revolving Credit Facility. The amendment increased the borrowing capacity under the facility from $200 million to $250 million and extended the expiration date of the facility to May 20, 2020. Under the amendment, all obligations under the Revolving Credit Facility are secured by a lien on, among other assets, substantially all working capital assets including cash, accounts receivable, and inventory of Express Holding and its domestic subsidiaries.
Loss on Extinguishment
In connection with the redemption of the Senior Notes in the first quarter of 2015, the Company recognized a $9.7 million loss on extinguishment of debt, which was recorded as interest expense in the unaudited Consolidated Statements of Income and Comprehensive Income. Of this loss on extinguishment, the redemption premium represented approximately $4.4 million. The remaining loss on extinguishment was attributable to the unamortized debt issuance costs and unamortized debt discount write-offs totaling $5.3 million. The unamortized debt issuance costs and unamortized debt discount write-offs are presented as a non-cash adjustment to reconcile net income to net cash provided by operating activities within the unaudited Consolidated Statements of Cash Flows.
Letters of Credit
The Company may enter into various trade letters of credit ("trade LCs") in favor of certain vendors to secure merchandise. These trade LCs are issued for a defined period of time, for specific shipments, and generally expire three weeks after the merchandise shipment date. As of May 2, 2015 and January 31, 2015, there were no outstanding trade LCs. Additionally, the Company enters into stand-by letters of credit ("stand-by LCs") on an as-needed basis to secure merchandise and fund other general and administrative costs. As of May 2, 2015 and January 31, 2015, outstanding stand-by LCs totaled $2.5 million.

9. Share-Based Compensation
The Company records the fair value of share-based payments to employees in the unaudited Consolidated Statements of Income and Comprehensive Income as compensation expense, net of forfeitures, over the requisite service period.
Share-Based Compensation Plans
The following summarizes share-based compensation expense:

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
	(in thousands)
Restricted stock units and restricted stock	$2,607	$2,903
Stock options	1,244	3,433
Total share-based compensation	$3,851	$6,336
The stock compensation related income tax benefit recognized by the Company during the thirteen weeks ended May 2, 2015 and May 3, 2014 was $2.7 million and $3.2 million, respectively.
Stock Options
During the thirteen weeks ended May 2, 2015, the Company granted stock options under the Amended and Restated Express, Inc. 2010 Incentive Compensation Plan (the "2010 Plan"). The fair value of the stock options is determined using the Black-Scholes-Merton option-pricing model as described later in this note. Stock options granted in 2015 under the 2010 Plan vest 25% per year over four years or upon reaching retirement eligibility, defined as providing 10 years of service and being at least 55 years old. These options have a ten year contractual life. Options granted to the Chief Executive Officer in prior years vest ratably over three years. The expense for stock options is recognized using the straight-line attribution method.
The Company's activity with respect to stock options during the thirteen weeks ended May 2, 2015 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding, January 31, 2015	3,470	$18.45
Granted	240	$16.28
Exercised	—	$—
Forfeited or expired	(50)	$18.42
Outstanding, May 2, 2015	3,660	$18.31	6.7	$752
Expected to vest at May 2, 2015	840	$17.24	8.7	$465
Exercisable at May 2, 2015	2,776	$18.66	6.1	$266
The following provides additional information regarding the Company's stock options:

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
	(in thousands, except per share amounts)
Weighted average grant date fair value of options granted (per share)	$7.76	$8.57
Total intrinsic value of options exercised	$—	$—
As of May 2, 2015, there was approximately $5.5 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of approximately 1.6 years.
The Company uses the Black-Scholes-Merton option-pricing model to value stock options granted to employees. The Company's determination of the fair value of stock options is affected by the Company's stock price as well as a number of subjective and complex assumptions. These assumptions include the risk-free interest rate, the Company's expected stock price volatility over the term of the award, expected term of the award, and dividend yield.

The fair value of stock options was estimated at the grant date using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Risk-free interest rate (1)	1.59%	1.90%
Price volatility (2)	47.9%	54.7%
Expected term (years) (3)	6.25	6.25
Dividend yield (4)	—	—

(1)	Represents the yield on U.S. Treasury securities with a term consistent with the expected term of the stock options.

(2)
For the first two years following the initial public offering of the Company's common stock, this was based on the historical volatility of selected comparable companies over a period consistent with the expected term of the stock options because the Company had a limited history of being publicly traded. Comparable companies were selected primarily based on industry, stage of life cycle, and size. Beginning in May 2012, the Company began using its own volatility as an additional input in the determination of expected volatility.

(3)
Calculated utilizing the “simplified” methodology prescribed by Staff Accounting Bulletin No. 107 due to the lack of historical exercise data necessary to provide a reasonable basis upon which to estimate the term.

(4)	The Company does not currently plan on paying regular dividends.
Restricted Stock Units and Restricted Stock
During the thirteen weeks ended May 2, 2015, the Company granted restricted stock units (“RSUs”) under the 2010 Plan, including 0.4 million RSUs with performance conditions. The fair value of RSUs is determined based on the Company's closing stock price on the day prior to the grant date in accordance with the 2010 Plan. The expense for RSUs without performance conditions is recognized using the straight-line attribution method. The expense for RSUs with performance conditions is recognized using the graded vesting method based on the expected achievement of the performance conditions. The RSUs with performance conditions are also subject to time-based vesting. All of the RSUs that are earned based on the achievement of performance criteria will vest on April 15, 2018. RSUs without performance conditions vest ratably over four years.
The Company's activity with respect to RSUs and restricted stock, including awards with performance conditions, for the thirteen weeks ended May 2, 2015 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value Per Share
	(in thousands, except per share amounts)
Unvested, January 31, 2015	1,435	$17.75
Granted*	1,165	$16.28
Vested	(440)	$18.61
Forfeited	(57)	$17.56
Unvested, May 2, 2015	2,103	$16.76
*There were approximately 0.5 million RSUs with three-year performance conditions included in this amount. This is based on current estimates against predefined financial performance targets ranging from 0% to 125%.
The total fair value/intrinsic value of RSUs and restricted stock that vested during the thirteen weeks ended May 2, 2015 was $8.2 million. As of May 2, 2015, there was approximately $27.0 million of total unrecognized compensation expense related to unvested RSUs and restricted stock, which is expected to be recognized over a weighted-average period of approximately 2.2 years.
10. Commitments and Contingencies
From time to time the Company is subject to various claims and contingencies arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company's results of operations, financial condition, or cash flows.

11. Stockholders' Equity
Share Repurchase Programs
On May 28, 2014, the Company's Board of Directors (the "Board") authorized the repurchase of up to $100.0 million of the Company's common stock (the "2014 Repurchase Program"). Any repurchases under the 2014 Repurchase Program will be funded using available cash and are expected to be made during the 18 month period following the authorization. There have been no purchases made under the 2014 Repurchase Program.
Stockholder Rights Plan
On June 12, 2014, the Board adopted a Stockholder Rights Plan (the “Rights Plan”). Under the Rights Plan, one right was distributed for each share of common stock outstanding at the close of business on June 23, 2014 and one right will be issued for each new share of common stock issued thereafter. If any person or group acquires 10% or more of the Company’s outstanding common stock without the approval of the Board, there would be a triggering event entitling a registered holder to purchase from the Company one one-hundredth of a share of Participating Preferred Stock, par value $0.01 per share, for $70.00 subject to adjustment. Existing 10% or greater stockholders are grandfathered to the extent of their June 12, 2014 ownership levels. The Rights Plan is set to expire one year after it was adopted, on June 12, 2015, unless it is ratified by a majority vote of the Company’s stockholders on or prior to such date (in which case the Rights Plan will expire on June 12, 2017) or unless earlier redeemed or terminated by the Company, as provided in the Rights Plan. The rights have no voting or dividend privileges, and, unless and until they become exercisable, have no dilutive effect on the earnings of the Company.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of the Company as of the dates and for the periods presented below. The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended January 31, 2015 and our unaudited Consolidated Financial Statements and the related notes included in Item 1 of this Quarterly Report. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors. See “Forward-Looking Statements.”
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
The positive trend in our business that we saw in the last two weeks in December and throughout January continued into the first quarter of 2015. Comparable sales increased 7% and earnings per share increased by approximately 150% compared to the first quarter of 2014. We attribute the increased sales performance to an improved merchandise assortment, particularly in the women's business. The strength of our assortment allowed us to reduce our promotional activity which led to improved average unit retail prices and merchandise margins.
We continue to be focused on advancing our growth pillars and increasing profitability through the combination of an increase in net sales, margin improvement, and expense leverage. In addition, we are making progress against our 2015 objectives which include, along with increasing profitability, elevating our customer experience, sharpening our brand position, investing in systems to support our growth pillars, and continuing to support and develop our associates.
Our first quarter 2015 results and near term plans with respect to our growth pillars are described below.
Improve Productivity of Our Stores
For the first quarter of 2015, comparable sales (excluding e-commerce sales) increased 6% compared to a decrease of 12% in the first quarter of 2014. We believe the increase is the result of a better merchandise assortment in the stores, which allowed us to reduce promotions thereby increasing average unit retail prices. We also saw improved conversion rates in the first quarter of 2015.

Optimization and Strategic Expansion of Our Store Base
In the first quarter of 2015, we opened six new factory outlet stores in the United States. We also made progress against our previously announced plan to close approximately 50 retail stores over a 36 month time period, primarily at lease expiration, by closing 21 U.S. retail stores in the first quarter.
As of May 2, 2015, we operated 626 stores, including 47 factory outlet stores, compared to 628 stores at May 3, 2014, which included 17 factory outlet stores. During the remainder of 2015, we expect to open approximately 30 factory outlet stores and one retail store, all in the U.S. In addition, we expect to convert one existing retail location to a factory outlet store, while also closing two U.S. retail stores.
Expand Our e-Commerce Platform
In the first quarter of 2015, our e-commerce sales increased 12% compared to the first quarter of 2014. The increased e-commerce sales are reflective of our improved product assortment as well as the important work done last year to improve the functionality of our website and the overall customer shopping experience. We also believe our efforts to drive more traffic to the site and to increase conversion once the customer is there are having a positive impact on our sales. E-commerce sales represented 15% of our total net sales in both the first quarter of 2015 and first quarter of 2014.
Expand Internationally
At quarter end, we were earning revenue from 34 franchise locations, a net increase of eight stores from the first quarter of 2014. These included three shop-in-shop locations inside Edgars' department stores in South Africa. During the balance of 2015, we expect to open two to four additional franchise locations, including the first stand-alone store in South Africa. These openings will be offset by two planned closures in 2015.
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures. These key measures include net sales, comparable sales and other individual store performance factors, gross profit, and selling, general, and administrative expenses.
Net Sales. Net sales reflects revenues from the sale of our merchandise, less returns and discounts, as well as shipping and handling revenue related to e-commerce, revenue from rental of our LED sign in Times Square, sell-off revenue, gift card breakage, and revenue earned from our franchise agreements.
Comparable Sales and Other Individual Store Performance Factors. Comparable sales are calculated based upon stores that were open twelve months or more as of the end of the reporting period. We include e-commerce in our comparable sales because we view and manage our business this way. We also believe it provides a more comprehensive view of our year over year performance. In addition, store conversions that do not meet any of the criteria for exclusion that follow, are included in our comparable sales. A store is not considered a part of the comparable sales base if the square footage of the store changed by more than 20% due to remodel or relocation activities, or if we execute a phased remodel whereby a portion of the store is under construction and, therefore, that portion of the store is not productive selling space. Under the latter scenario, the store is excluded from comparable sales during the construction period only, and is then considered a comparable store when construction is complete. We also review sales per gross square foot, average unit retail price, units per transaction, dollar per transaction, traffic, and conversion, among other things, to evaluate the performance of individual stores and on a company-wide basis.
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
Results of Operations
The First Quarter of 2015 Compared to the First Quarter of 2014
Net Sales

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Net sales (in thousands)	$502,378	$460,652
Comparable sales percentage change	7%	(11)%
Comparable sales percentage change (excluding e-commerce sales)	6%	(12)%
Gross square footage at end of period (in thousands)	5,479	5,456
Number of:
Stores open at beginning of period	641	632
New retail stores	—	3
New outlet stores	6	17
Retail stores converted to outlets	—	(15)
Closed stores	(21)	(9)
Stores open at end of period	626	628

Net sales increased approximately $41.7 million, or 9%, compared to the first quarter of 2014. Comparable sales increased 7% in the first quarter of 2015 compared to the first quarter of 2014. The increase in comparable sales resulted from an increase in average dollar sales per transaction, partially offset by decreased store transactions at our retail stores. We attribute the increase in average dollar sales per transaction to less promotional activity during the quarter, while the decrease in the number of transactions can be attributed to decreased traffic. Non-comparable sales increased $11.9 million, driven primarily by new outlet store openings, partially offset by closed retail stores.
Gross Profit
The following table shows cost of goods sold, buying and occupancy costs and gross profit in dollars for the stated periods:

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
	(in thousands)
Cost of goods sold, buying and occupancy costs	$335,934	$323,279
Gross profit	$166,444	$137,373
Gross margin percentage	33.1%	29.8%
The 330 basis point increase in gross margin, or gross profit as a percentage of net sales, in the first quarter of 2015 compared to the first quarter of 2014 was comprised of a 200 basis point increase in merchandise margin and 130 basis point decrease in buying and occupancy costs as a percentage of net sales. The increase in merchandise margin was driven by better product assortment that led to greater customer acceptance of our merchandise and improved conversion. In addition, tighter inventory management led to fewer markdowns and therefore increases in average unit retail prices. The decrease in buying and occupancy costs as a percentage of sales was primarily the result of the leveraging effect of the positive comparable store sales partially offset by rent increases and an increase in incentive compensation due to improved performance in 2015.
Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars for the stated periods:

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
	(in thousands)
Selling, general, and administrative expenses	$133,176	$122,860
Selling, general, and administrative expenses, as a percentage of net sales	26.5%	26.7%
The $10.3 million increase in selling, general, and administrative expenses in the first quarter of 2015 as compared to the first quarter of 2014 was primarily the result of increased payroll related expenses of approximately $5.5 million, primarily related to incentive compensation and store payroll resulting from improved performance. There was also an increase of $1.7 million in information technology expenses primarily in support of our growth pillars and an increase of $1.7 million related to the timing of certain marketing expenses.
Interest Expense, Net
The following table shows interest expense, net in dollars for the stated periods:

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
	(in thousands)
Interest expense, net	$12,313	$5,897
The $6.4 million increase in interest expense is primarily related to a $9.7 million loss on extinguishment of debt in connection with the redemption of the Senior Notes in the first quarter of 2015, partially offset by the corresponding reduction in interest expense.
Income Tax Expense
The following table shows income tax expense in dollars for the stated periods:

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
	(in thousands)
Income tax expense	$8,922	$4,036
The effective tax rate was 40.6% for the first quarter of 2015 compared to 44.3% for the first quarter of 2014. The decrease in the effective tax rate for the thirteen weeks ended May 2, 2015 was primarily related to the impact of nondeductible stock compensation expense relative to total pre-tax income.
We anticipate that our effective tax rate will be approximately 40% in 2015.

Adjusted Net Income
The following table presents Adjusted Net Income and Adjusted Earnings Per Diluted Share for the stated periods eliminating the non-core operating costs incurred in the redemption of our Senior Notes:

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
	(in thousands)
Adjusted Net Income	$18,978	$5,083	*
Adjusted Earnings Per Diluted Share	$0.22	$0.06	*
* No adjustments were made to net income or earnings per diluted shares for the thirteen weeks ended May 3, 2014.
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
The table below reconciles the non-GAAP financial measures, adjusted net income and adjusted earnings per diluted share, with the most directly comparable GAAP financial measures, net income and earnings per diluted share. No adjustments were made to net income or earnings per diluted share for the thirteen weeks ended May 3, 2014, and therefore no tabular reconciliation has been included for that period.

	Thirteen Weeks Ended May 2, 2015
(in thousands, except per share amounts)	Net Income		Earnings per Diluted Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$13,062		$0.15	84,978
Interest Expense (a) *	5,916	*	0.07
Adjusted Non-GAAP Measure	$18,978		$0.22

(a)	Includes premium paid and accelerated amortization of debt issuance costs and debt discount related to the redemption of $200.9 million of Senior Notes.
* Items were tax affected at our statutory rate of approximately 39% for the thirteen weeks ended May 2, 2015.
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
Cash Flow Analysis
A summary of cash provided by or used in operating, investing, and financing activities is shown in the following table:

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
	(in thousands)
Provided by (used in) operating activities	$5,368	$(31,187)
Used in investing activities	(23,148)	(26,937)
Used in financing activities	(201,217)	(3,676)
Decrease in cash and cash equivalents	(218,461)	(61,676)
Cash and cash equivalents at end of period	$127,698	$250,208
Net Cash Provided by (Used in) Operating Activities
The majority of our operating cash inflows are derived from sales. Our operating cash outflows generally consist of payments to vendors for merchandise, to employees for wages, salaries, and other employee benefits, and to landlords for rent. Operating cash outflows also include payments for income taxes and interest on our long-term debt through February 2015.
Net cash provided by operating activities was $5.4 million for the thirteen weeks ended May 2, 2015 compared to net cash used in operating activities of $31.2 million during the thirteen weeks ended May 3, 2014, a change of $36.6 million. The change in cash provided by operations primarily related to the following:

•
Items included in net income provided $35.7 million of cash for the thirteen weeks ended May 2, 2015 compared to $28.7 million for the thirteen weeks ended May 3, 2014. The increase in the thirteen weeks ended May 2, 2015 was primarily driven by the improved performance of the business during the first quarter and the resulting increase in net income as previously discussed.

•
In addition to the increase in cash provided by items included in net income discussed above, there was $30.3 million of cash used due to working capital changes during the thirteen weeks ended May 2, 2015 compared to $59.9 million of cash used in the thirteen weeks ended May 3, 2014. Working capital is subject to cyclical operating needs, and the timing of inventory receipts, the timing of receivable collections, and payable and expense payments, among other things. The $29.6 million change is a result of numerous items, including decreased tax payments in the first quarter of 2015 compared to the first quarter of 2014 due to lower pretax income for the full year 2014 compared to the full year 2013; increased accrual for bonuses in 2015 compared to 2014 due to improved operating results in 2015; and no payments in 2015 for the 2014 discretionary retirement contribution that was discontinued in 2014. In addition, in the first quarter of 2015, we received payments for certain receivables and construction allowances.

\
Net Cash Used in Investing Activities
Investing activities consist primarily of capital expenditures for new and remodeled store construction and fixtures and information technology projects.
Net cash used in investing activities totaled $23.1 million for the thirteen weeks ended May 2, 2015 compared to $26.9 million for the thirteen weeks ended May 3, 2014, a $3.8 million decrease from the prior year. The decrease primarily relates to a decrease in spending related to new store openings, partially offset by an increase in investments made in information technology projects to further support our growth pillars.
We expect capital expenditures for the remainder of 2015 to be approximately $91 million to $96 million, primarily driven by new store construction, remodels, and investments in information technology. These capital expenditures do not include the impact of landlord allowances, which are expected to be approximately $17.0 million to $19.0 million for the remainder of 2015.

Net Cash Used in Financing Activities
Net cash used in financing activities totaled $201.2 million for the thirteen weeks ended May 2, 2015 as compared to $3.7 million for the thirteen weeks ended May 3, 2014, an increase of approximately $197.5 million primarily due to the redemption of the Senior Notes in the first quarter of 2015.
On May 28, 2014, our Board authorized the repurchase of up to $100 million of our common stock. Any repurchases made under the 2014 Repurchase Program will be funded using available cash. No repurchases were made under the 2014 Repurchase Program in the first quarter of 2015. Refer to Note 11 of our unaudited Consolidated Financial Statements for additional information related to the 2014 Repurchase Program.
Credit Facilities
The following provides an overview of the current status of our long term debt arrangements. Refer to Note 8 of our unaudited Consolidated Financial Statements for additional information related to our long-term debt arrangements.
Revolving Credit Facility
On July 29, 2011, Express Holding and its domestic subsidiaries entered into an amended and restated $200.0 million secured asset-based loan credit agreement scheduled to expire on July 29, 2016 (the "Revolving Credit Facility").
As of May 2, 2015, there were no borrowings outstanding under the Revolving Credit Facility, and we had $197.5 million of availability. We were not subject to the fixed charge coverage ratio covenant in the Revolving Credit Facility at May 2, 2015 because excess availability plus eligible cash collateral exceeded 10% of the borrowing base.
On May 20, 2015, Express Holding and its domestic subsidiaries amended and restated the Revolving Credit Facility which, among other things, increased the maximum amount available for borrowing under the facility to $250.0 million, extended the term of the facility to May 20, 2020, and reduced certain administrative fees.
Contractual Obligations
With the exception of the redemption of $200.9 million of Senior Notes and resulting reduction of $61.5 million of anticipated cash interest payments, our contractual obligations and other commercial commitments did not change materially between January 31, 2015 and May 2, 2015. For additional information regarding our contractual obligations as of January 31, 2015, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 31, 2015.
Seasonality
Our business is seasonal and, historically, we have realized a higher portion of our net sales and net income in the third and fourth quarters due primarily to early Fall selling patterns as well as the impact of the holiday season. Generally, approximately 45% of our annual sales occur in the Spring season (first and second quarters) and 55% occur in the Fall season (third and fourth quarters). Normal cash requirements are typically higher in the first and third quarters due to inventory-related working capital requirements for early Fall and holiday selling periods. Our business is also subject, at certain times, to calendar shifts, which may occur during key selling periods close to holidays such as Easter, Thanksgiving, and Christmas, and regional fluctuations for events such as sales tax holidays.
Critical Accounting Policies
Management has determined that our most critical accounting policies are those related to revenue recognition, merchandise inventory valuation, long-lived asset valuation, claims and contingencies, income taxes, and share-based payments. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to the policies discussed in our Annual Report on Form 10-K for the year ended January 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our Revolving Credit Facility bears interest at variable rates, however, we did not borrow any amounts under the Revolving Credit Facility during the thirteen weeks ended May 2, 2015. Changes in interest rates are not expected to have a material impact on our future earnings or cash flows given our limited exposure to such changes.
Foreign Currency Exchange Risk
All of our merchandise purchases are denominated in U.S. dollars, therefore we are not exposed to foreign currency exchange risk on these purchases. However, we currently operate 17 stores in Canada, with the functional currency of our Canadian operations being the Canadian dollar. Our Canadian operations have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation, but the transactions resulting in such accounts do expose us to foreign currency exchange risk. Currently, we do not utilize hedging instruments to mitigate foreign currency exchange risks. As of May 2, 2015, a hypothetical 10% change in the Canadian foreign exchange rate would not have had a material impact on the results of operations.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 2, 2015.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the first quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS.

Information relating to legal proceedings is set forth in Note 10 to our unaudited Consolidated Financial Statements included in Part I of this Quarterly Report and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.
In addition to the other information set forth in this Quarterly Report, careful consideration should be given to the risk factors set forth in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended January 31, 2015, any of which could materially affect our business, operations, financial position, stock price, or future results. The risks described herein and in our Annual Report on Form 10-K for the year ended January 31, 2015 are important to an understanding of the statements made in this Quarterly Report, in our other filings with the SEC, and in any other discussion of our business. These risk factors, which contain forward-looking information, should be read in conjunction with Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the unaudited consolidated financial statements and related notes included in this Quarterly Report.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the purchase of shares of our common stock made by or on behalf of the Company or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during each month of the quarterly period ended May 2, 2015:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (2)
	(in thousands, except per share amounts)
February 1, 2015 - February 28, 2015	48	$13.81	—	$100,000
March 1, 2015 - April 4, 2015	32	$16.41	—	$100,000
April 5, 2015 - May 2, 2015	102	$16.87	—	$100,000
Total	182		—
(1) Represents shares of restricted stock purchased in connection with employee tax withholding obligations under the 2010 Plan.
(2) On May 28, 2014, the Board authorized us to repurchase up to $100 million of our common stock. Any repurchases made under the 2014 Repurchase Program will be funded using our available cash and are expected to be made during the 18 month period following the authorization. Under the 2014 Repurchase Program, we may repurchase shares in the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and actual number of shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, and other business and market conditions. The 2014 Repurchase Program may be suspended, modified, or discontinued at any time, and we have no obligation to repurchase any amount of our common stock under the program.

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

Date:	June 9, 2015	EXPRESS, INC.

		By:	/s/ D. Paul Dascoli
D. Paul Dascoli
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)