Form 10-Q
period 2015-08-01
EXPRESS, INC.
filed 2015-09-03
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 1, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock was 84,714,181 as of August 29, 2015.

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

•	competition from other retailers;

•	customer traffic at malls, shopping centers, and at our stores and customer traffic to our website;

•	our dependence on a strong brand image;

•	our ability to develop and maintain a reliable omni-channel experience for our customers;

•	the failure or breach of information systems upon which we rely;

•	our ability to protect our customer data from fraud and theft;

•	our dependence upon independent third parties to manufacture all of our merchandise;

•	changes in the cost of raw materials, labor, and freight;

•	supply chain disruption;

•	our dependence upon key executive management;

•	our growth strategy, including our new store, e-commerce, and international expansion plans;

•	our reliance on third parties to provide us with certain key services for our business;

•	claims made against us resulting in litigation or changes in laws and regulations applicable to our business;

•	our inability to protect our trademarks or other intellectual property rights which may preclude the use of our trademarks or other intellectual property around the world;

•	impairment charges on long-lived assets;

•	substantial lease obligations;

•	changes in tax requirements, results of tax audits, and other factors that may cause fluctuations in our effective tax rates; and

•	restrictions imposed on us under the terms of our revolving credit facility.

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
EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	August 1, 2015	January 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$155,645	$346,159
Receivables, net	22,073	23,272
Inventories	272,011	241,063
Prepaid minimum rent	29,926	29,465
Other	27,563	14,277
Total current assets	507,218	654,236

PROPERTY AND EQUIPMENT	894,246	840,340
Less: accumulated depreciation	(467,230)	(432,733)
Property and equipment, net	427,016	407,607

TRADENAME/DOMAIN NAME	197,597	197,562
DEFERRED TAX ASSETS	12,348	12,371
OTHER ASSETS	3,097	6,374
Total assets	$1,147,276	$1,278,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$179,120	$153,745
Deferred revenue	22,151	28,575
Accrued expenses	110,554	105,139
Total current liabilities	311,825	287,459

LONG-TERM DEBT	—	199,527
DEFERRED LEASE CREDITS	132,597	128,450
OTHER LONG-TERM LIABILITIES	105,123	106,375
Total liabilities	549,545	721,811

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 91,040 shares and 90,400 shares issued at August 1, 2015 and January 31, 2015, respectively, and 84,713 shares and 84,298 shares outstanding at August 1, 2015 and January 31, 2015, respectively	910	904
Additional paid-in capital	161,232	149,789
Accumulated other comprehensive loss	(3,513)	(3,057)
Retained earnings	550,875	516,785
Treasury stock – at average cost; 6,327 shares and 6,102 shares at August 1, 2015 and January 31, 2015, respectively	(111,773)	(108,082)
Total stockholders’ equity	597,731	556,339
Total liabilities and stockholders’ equity	$1,147,276	$1,278,150
See notes to unaudited consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
NET SALES	$535,582	$481,420	$1,037,960	$942,072
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	358,392	345,395	694,326	668,674
Gross profit	177,190	136,025	343,634	273,398
OPERATING EXPENSES:
Selling, general, and administrative expenses	140,573	121,923	273,749	244,783
Other operating expense (income), net	752	(506)	72	(984)
Total operating expenses	141,325	121,417	273,821	243,799

OPERATING INCOME	35,865	14,608	69,813	29,599

INTEREST EXPENSE, NET	1,231	5,941	13,544	11,838
OTHER EXPENSE (INCOME), NET	419	22	70	(3)
INCOME BEFORE INCOME TAXES	34,215	8,645	56,199	17,764
INCOME TAX EXPENSE	13,187	1,778	22,109	5,814
NET INCOME	$21,028	$6,867	$34,090	$11,950

OTHER COMPREHENSIVE INCOME:
Foreign currency translation (loss) gain	(1,177)	102	(456)	484
COMPREHENSIVE INCOME	$19,851	$6,969	$33,634	$12,434

EARNINGS PER SHARE:
Basic	$0.25	$0.08	$0.40	$0.14
Diluted	$0.25	$0.08	$0.40	$0.14

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	84,677	84,172	84,560	84,088
Diluted	85,201	84,440	85,089	84,432
See notes to unaudited consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,090	$11,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,085	39,048
Loss on disposal of property and equipment	1,314	121
Impairment charge	—	2,800
Excess tax benefit from share-based compensation	(262)	(32)
Share-based compensation	11,069	10,267
Non-cash loss on extinguishment of debt	5,314	—
Deferred taxes	22	—
Landlord allowance amortization	(5,980)	(5,842)
Payment of original issue discount	(2,812)	—
Changes in operating assets and liabilities:
Receivables, net	1,201	(2,721)
Inventories	(31,049)	(27,298)
Accounts payable, deferred revenue, and accrued expenses	13,320	(21,372)
Other assets and liabilities	171	(2,116)
Net cash provided by operating activities	63,483	4,805

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(50,904)	(59,466)
Purchase of intangible assets	(35)	(10)
Net cash used in investing activities	(50,939)	(59,476)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(198,038)	—
Costs incurred in connection with debt arrangements	(852)	—
Payments on lease financing obligations	(773)	(752)
Excess tax benefit from share-based compensation	262	32
Proceeds from exercise of stock options	361	—
Repurchase of shares for tax withholding obligations under the 2010 Plan	(3,690)	(3,343)
Net cash used in financing activities	(202,730)	(4,063)

EFFECT OF EXCHANGE RATE ON CASH	(328)	177

NET DECREASE IN CASH AND CASH EQUIVALENTS	(190,514)	(58,557)
CASH AND CASH EQUIVALENTS, Beginning of period	346,159	311,884
CASH AND CASH EQUIVALENTS, End of period	$155,645	$253,327
See notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
(unaudited)
1. Description of Business and Basis of Presentation
Business Description
Express, Inc., together with its subsidiaries ("Express" or the "Company"), is a specialty apparel and accessories retailer of women's and men's merchandise, targeting the 20 to 30 year old customer. Express merchandise is sold through retail and factory outlet stores and the Company's e-commerce website, www.express.com, as well as its mobile apps. As of August 1, 2015, Express operated 577 primarily mall-based retail stores in the United States, Canada, and Puerto Rico as well as 60 factory outlet stores. Additionally, the Company earned revenue from 33 franchise stores in the Middle East, Latin America, and South Africa. These franchise stores are operated by franchisees pursuant to franchise agreements. Under the franchise agreements, the franchisees operate stores that sell Express-branded apparel and accessories purchased directly from the Company.
Fiscal Year
The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. References herein to "2015" and "2014" represent the 52-week periods ended January 30, 2016 and January 31, 2015, respectively. All references herein to “the second quarter of 2015” and “the second quarter of 2014” represent the thirteen weeks ended August 1, 2015 and August 2, 2014, respectively.
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

The following is information regarding the Company's major product categories and sales channels:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
	(in thousands)		(in thousands)
Apparel	$468,521	$418,029	$911,986	$820,913
Accessories and other	52,967	51,486	102,212	101,291
Other revenue	14,094	11,905	23,762	19,868
Total net sales	$535,582	$481,420	$1,037,960	$942,072

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
	(in thousands)		(in thousands)
Stores	$446,527	$407,735	$861,601	$791,393
E-commerce	74,961	61,780	152,597	130,811
Other revenue	14,094	11,905	23,762	19,868
Total net sales	$535,582	$481,420	$1,037,960	$942,072
Other revenue consists primarily of sell-off revenue related to mark-out-of-stock inventory sales to third parties, shipping and handling revenue related to e-commerce activity, and revenue from franchise agreements.
Revenue and long-lived assets relating to the Company's international operations for the thirteen and twenty-six weeks ended and as of August 1, 2015 and August 2, 2014, respectively, were not material for any period presented and, therefore, are not reported separately from domestic revenue or long-lived assets.
3. Earnings Per Share
The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
	(in thousands)
Weighted-average shares - basic	84,677	84,172	84,560	84,088
Dilutive effect of stock options, restricted stock units, and restricted stock	524	268	529	344
Weighted-average shares - diluted	85,201	84,440	85,089	84,432
Equity awards representing 2.2 million and 3.3 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen and twenty-six weeks ended August 1, 2015, respectively, as the inclusion of these awards would have been anti-dilutive. Equity awards representing 4.3 million and 3.9 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen and twenty-six weeks ended August 2, 2014, respectively, as the inclusion of these awards would have been anti-dilutive.
Additionally, for the thirteen and twenty-six weeks ended August 1, 2015, there were 0.8 million shares excluded from the computation of diluted weighted average shares because the number of shares that will ultimately be issued is contingent on the Company's performance compared to pre-established performance goals which have not been achieved as of August 1, 2015.

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
Financial Assets
The following table presents the Company's financial assets measured at fair value on a recurring basis as of August 1, 2015 and January 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall.

	August 1, 2015
	Level 1	Level 2	Level 3
	(in thousands)
U.S. treasury securities money market funds	$2,002	$—	$—

	January 31, 2015
	Level 1	Level 2	Level 3
	(in thousands)
U.S. treasury securities money market funds	$166,602	$—	$—
The carrying amounts reflected on the unaudited Consolidated Balance Sheets for cash, cash equivalents, receivables, prepaid expenses, and payables as of August 1, 2015 and January 31, 2015 approximated their fair values.
Non-Financial Assets
The Company's non-financial assets, which include fixtures, equipment, improvements, and intangible assets, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur indicating the carrying value of these assets may not be recoverable, or annually in the case of indefinite lived intangibles, an impairment test is required. The impairment test requires the Company to estimate the fair value of the assets and compare this to the carrying value of the assets. If the fair value of the asset is less than the carrying value, then an impairment charge is recognized and the non-financial assets are recorded at fair value. The Company estimates the fair value using a discounted cash flow model. Factors used in the evaluation include, but are not limited to, management's plans for future operations, recent operating results, and projected cash flows. During the thirteen and twenty-six weeks ended August 1, 2015, the Company did not recognize any impairment charges. During the thirteen and twenty-six weeks ended August 2, 2014, the Company recognized impairment charges of approximately $2.0 million and $2.8 million, respectively. These charges were related to two stores for the thirteen weeks ended August 2, 2014 and six stores for the twenty-six weeks ended August 2, 2014, all of which were fully impaired.

5. Intangible Assets
The following table provides the significant components of intangible assets:

	August 1, 2015
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename	$196,144	$—	$196,144
Internet domain names/trademarks	1,453	—	1,453
Licensing arrangements	1,425	230	1,195
	$199,022	$230	$198,792

	January 31, 2015
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename	$196,144	$—	$196,144
Internet domain names/trademarks	1,418	—	1,418
Net favorable lease obligations/licensing arrangements	21,175	19,906	1,269
	$218,737	$19,906	$198,831
The Company's tradename, internet domain names, and trademarks have indefinite lives. Licensing arrangements are amortized over a period of ten years and are included in other assets on the unaudited Consolidated Balance Sheets. Amortization expense was nominal for the thirteen weeks ended August 1, 2015 and $0.1 million for the twenty-six weeks ended August 1, 2015. Amortization expense was $0.2 million and $0.4 million during the thirteen and twenty-six weeks ended August 2, 2014, respectively. The net favorable lease assets were fully amortized as of January 31, 2015.
6. Income Taxes
The provision for income taxes is based on a current estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. The Company's effective tax rate was 38.5% and 20.6% for the thirteen weeks ended August 1, 2015 and August 2, 2014, respectively. The Company's effective tax rate was 39.3% and 32.7% for the twenty-six weeks ended August 1, 2015 and August 2, 2014, respectively. The 2014 rates reflect a net $1.7 million tax benefit from the release of uncertain tax positions following the conclusion of a multi-year Internal Revenue Service ("IRS") examination in the second quarter of 2014.
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
The initial lease terms of the lease arrangements, for which the Company is considered the owner, are expected to expire in 2023 and 2030. The net book value of landlord funded construction, replacement cost of pre-existing property, and capitalized interest in Property and Equipment on the unaudited Consolidated Balance Sheets was $69.2 million and $71.0 million, as of August 1, 2015 and January 31, 2015, respectively. There was also $70.2 million and $70.9 million of lease financing obligations as of August 1, 2015 and January 31, 2015, respectively, in Other Long-Term Liabilities on the unaudited Consolidated Balance Sheets. Transactions involving the initial recording of these assets and liabilities are classified as non-cash items for purposes of the unaudited Consolidated Statements of Cash Flows.
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
8. Debt
A summary of the Company's financing activities are as follows:
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
Revolving Credit Facility
On July 29, 2011, Express Holding, LLC, a wholly-owned subsidiary ("Express Holding"), and its subsidiaries entered into an Amended and Restated $200.0 million secured Asset-Based Credit Facility ("Revolving Credit Facility"). On May 20, 2015, the Company further amended and restated its existing Revolving Credit Facility. The amendment increased the borrowing capacity under the facility from $200 million to $250 million and extended the expiration date of the facility to May 20, 2020. As of August 1, 2015, there were no borrowings outstanding and approximately $247.2 million available under the Revolving Credit Facility.
Under the Revolving Credit Facility, revolving loans may be borrowed, repaid and reborrowed until May 20, 2020, at which time all amounts borrowed must be repaid. The Revolving Credit Facility allows for a swingline sublimit of up to $30.0 million and for the issuance of letters of credit in the face amount of up to $45.0 million. Borrowings under the Revolving Credit Facility bear interest at a rate equal to either the rate appearing on Reuters Screen LIBOR01 page (the “Eurodollar Rate”) plus an applicable margin rate or the highest of (1) the prime lending rate, (2) 0.50% per annum above the federal funds rate, and (3) 1% above the Eurodollar Rate, in each case plus an applicable margin rate. The applicable margin rate is determined based on excess availability as determined by reference to the borrowing base. The applicable margin for Eurodollar Rate-based advances is between 1.50% and 2.00% based on the borrowing base. The unused line fee payable under the Revolving Credit Facility is incurred at 0.250% per annum of the average daily unused revolving commitment during each quarter, payable quarterly in arrears on the first day of each May, August, November, and February. In the event that (1) an event of default has occurred and is continuing or (2) excess availability plus eligible cash collateral is less than 12.5% of the borrowing base for 5 consecutive days, such unused line fees are payable on the first day of each month.
Interest payments under the Revolving Credit Facility are due quarterly on the first day of each May, August, November, and February for base rate-based advances, provided, however, in the event that (1) an event of default has occurred and is continuing or (2) excess availability plus eligible cash collateral is less than 12.5% of the borrowing base for 5 consecutive days, interest payments are due on the first day of each month. Interest payments under the Revolving Credit Facility are due on the last day of the interest period for Eurodollar Rate-based advances for interest periods of 1, 2, and 3 months, and additionally every 3 months after the first day of the interest period for Eurodollar Rate-based advances for interest periods of greater than 3 months.
The Revolving Credit Facility requires Express Holding and its subsidiaries to maintain a fixed charge coverage ratio of at least 1.0:1.0 if excess availability plus eligible cash collateral is less than 10% of the borrowing base. In addition, the Revolving Credit Facility contains customary covenants and restrictions on Express Holding and its subsidiaries' activities, including, but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, distributions, dividends, the repurchase of capital stock, transactions with affiliates, the ability to change the nature of its business or its fiscal year, and permitted activities of Express Holding. All obligations under the Revolving Credit Facility are guaranteed by Express Holding and its domestic subsidiaries (that are not borrowers) and secured by a lien on, among other assets, substantially all working capital assets including cash, accounts receivable and inventory, of Express Holding and its domestic subsidiaries.
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
Letters of Credit
The Company may enter into various trade letters of credit ("trade LCs") in favor of certain vendors to secure merchandise. These trade LCs are issued for a defined period of time, for specific shipments, and generally expire three weeks after the merchandise shipment date. As of August 1, 2015 and January 31, 2015, there were no outstanding trade LCs. Additionally, the Company enters into stand-by letters of credit ("stand-by LCs") on an as-needed basis to secure merchandise and fund other general and administrative costs. As of August 1, 2015 and January 31, 2015, outstanding stand-by LCs totaled $2.8 million and $2.5 million, respectively.
9. Share-Based Compensation
The Company records the fair value of share-based payments to employees in the unaudited Consolidated Statements of Income and Comprehensive Income as compensation expense, net of forfeitures, over the requisite service period.
Share-Based Compensation Plans
The following summarizes share-based compensation expense:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
	(in thousands)
Restricted stock units and restricted stock	$6,451	$2,444	$9,058	$5,347
Stock options	767	1,488	2,011	4,920
Total share-based compensation	$7,218	$3,932	$11,069	$10,267
The stock compensation related income tax benefit recognized by the Company during the thirteen and twenty-six weeks ended August 1, 2015 was $1.1 million and $3.8 million, respectively. The stock compensation related income tax benefit recognized by the Company during the thirteen and twenty-six weeks ended August 2, 2014 was $0.2 million and $3.4 million, respectively.
Stock Options
During the twenty-six weeks ended August 1, 2015, the Company granted stock options under the Amended and Restated Express, Inc. 2010 Incentive Compensation Plan (the "2010 Plan"). The fair value of the stock options is determined using the Black-Scholes-Merton option-pricing model as described later in this note. Stock options granted in 2015 under the 2010 Plan vest 25% per year over four years or upon reaching retirement eligibility, defined as providing 10 years of service and being at least 55 years old. These options have a ten year contractual life. The expense for stock options is recognized using the straight-line attribution method.

The Company's activity with respect to stock options during the twenty-six weeks ended August 1, 2015 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding, January 31, 2015	3,470	$18.45
Granted	249	$16.37
Exercised	(21)	$16.95
Forfeited or expired	(136)	$18.53
Outstanding, August 1, 2015	3,562	$18.31	6.5	$5,371
Expected to vest at August 1, 2015	821	$17.21	8.4	$1,960
Exercisable at August 1, 2015	2,705	$18.67	5.8	$3,324
The following provides additional information regarding the Company's stock options:

	Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014
	(in thousands, except per share amounts)
Weighted average grant date fair value of options granted (per share)	$7.79	$8.51
Total intrinsic value of options exercised	$19	$—
As of August 1, 2015, there was approximately $4.6 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of approximately 1.5 years.
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
The fair value of stock options was estimated at the grant date using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014
Risk-free interest rate (1)	1.60%	1.90%
Price volatility (2)	47.81%	54.73%
Expected term (years) (3)	6.25	6.25
Dividend yield (4)	—	—

(1)	Represents the yield on U.S. Treasury securities with a term consistent with the expected term of the stock options.

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
Restricted Stock Units and Restricted Stock
During the twenty-six weeks ended August 1, 2015, the Company granted restricted stock units (“RSUs”) under the 2010 Plan, including 0.4 million RSUs with performance conditions. The fair value of RSUs is determined based on the Company's closing stock price on the day prior to the grant date in accordance with the 2010 Plan. The expense for RSUs without performance conditions is recognized using the straight-line attribution method. The expense for RSUs with performance conditions is recognized using the graded vesting method based on the expected achievement of the performance conditions.

The RSUs with performance conditions are also subject to time-based vesting. All of the RSUs granted during the twenty-six weeks ended August 1, 2015 that are earned based on the achievement of performance criteria will vest on April 15, 2018. RSUs without performance conditions vest ratably over four years.
The Company's activity with respect to RSUs and restricted stock, including awards with performance conditions, for the twenty-six weeks ended August 1, 2015 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value Per Share
	(in thousands, except per share amounts)
Unvested, January 31, 2015	1,435	$17.75
Granted (1)	1,285	$16.39
Performance Shares Adjustment (2)	358	$15.88
Vested	(505)	$18.10
Forfeited	(147)	$17.03
Unvested, August 1, 2015	2,426	$16.72

(1)
Approximately 0.5 million RSUs with three-year performance conditions are included in this amount which represents 125% of the number of shares granted. This is based on current estimates against predefined financial performance targets ranging from 0% to 125%.

(2)
Relates to a change in estimate of RSUs with performance conditions granted in 2014. This amount represents 75% of the number of shares granted for which performance conditions are now expected to be met.

The total fair value/intrinsic value of RSUs and restricted stock that vested during the twenty-six weeks ended August 1, 2015 was $9.1 million. As of August 1, 2015, there was approximately $27.1 million of total unrecognized compensation expense related to unvested RSUs and restricted stock, which is expected to be recognized over a weighted-average period of approximately 2.1 years.
10. Commitments and Contingencies
From time to time the Company is subject to various claims and contingencies arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company's results of operations, financial condition, or cash flows.
11. Stockholders' Equity
Share Repurchase Programs
On May 28, 2014, the Company's Board of Directors (the "Board") authorized the repurchase of up to $100.0 million of the Company's common stock (the "2014 Repurchase Program"). Any repurchases under the 2014 Repurchase Program will be funded using available cash, including cash on hand or cash available for borrowing under the Company's Revolving Credit Facility, and are expected to be made during the 18 month period following the authorization. There have been no purchases made under the 2014 Repurchase Program.
Stockholder Rights Plan
On June 12, 2014, the Board adopted a Stockholder Rights Plan (the “Rights Plan”). Under the Rights Plan, one right was distributed for each share of common stock outstanding at the close of business on June 23, 2014 and one right is to be issued for each new share of common stock issued thereafter. If any person or group acquires 10% or more of the Company’s outstanding common stock without the approval of the Board, there would be a triggering event entitling a registered holder to purchase from the Company one one-hundredth of a share of Participating Preferred Stock, par value $0.01 per share, for $70.00 subject to adjustment. Existing 10% or greater stockholders are grandfathered to the extent of their June 12, 2014 ownership levels.
The Rights Plan was set to expire one year after it was adopted, on June 12, 2015. On June 10, 2015, the Board resolved to amend the Rights Plan in order to extend the expiration date. The amended Rights Plan is set to expire on June 10, 2016, unless it is ratified by a majority vote of the Company’s stockholders on or prior to such date (in which case the Rights Plan will expire on June 12, 2017) or unless earlier redeemed or terminated by the Company, as provided in the Rights Plan. The rights have no voting or dividend privileges, and, unless and until they become exercisable, have no dilutive effect on the earnings of the Company.
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
The positive momentum the business experienced in the first quarter of 2015 continued into the second quarter of 2015. Comparable sales in the second quarter increased 7% and earnings per share increased by approximately 213% compared to the second quarter of 2014. These results were primarily driven by the strength of our product assortment and disciplined inventory management, which allowed us to reduce our promotional activity year over year, leading to improved merchandise margins. Our women’s business continued its strong performance in the second quarter and our men’s business showed improvement compared to the first quarter.
We continue to be focused on advancing our growth pillars and increasing profitability through the combination of an increase in net sales, margin improvement, and expense leverage. In addition, we continue to make progress against our 2015 objectives which include, along with increasing profitability, elevating our customer experience, sharpening our brand position, investing in systems to support our growth pillars, and continuing to support and develop our associates. We believe that the progress we are making in these areas is having a positive impact on business performance and will lead to long-term growth for the business.
Our second quarter 2015 results and near term plans with respect to our growth pillars are described below.
Improve Productivity of Our Stores
For the second quarter of 2015, comparable sales (excluding e-commerce sales) increased 5% compared to a decrease of 6% in the second quarter of 2014. We believe the increase is primarily the result of a better merchandise assortment in the stores and disciplined inventory management, which allowed us to reduce promotions and improve margins.
Optimization and Strategic Expansion of Our Store Base
In the second quarter of 2015, we opened 13 new factory outlet stores in the U.S., one of which was converted from an existing retail location. We continue to make progress against our previously announced plan to close approximately 50 retail stores over a 36 month time period, primarily at lease expiration. We closed 22 U.S. retail stores in the twenty-six weeks ended August 1, 2015.
As of August 1, 2015, we operated 637 stores, including 60 factory outlet stores, compared to 628 stores at August 2, 2014, which included 20 factory outlet stores. During the remainder of 2015, we expect to open approximately 20 factory outlet stores and one retail store, all in the U.S. In addition, we expect to convert one existing retail location to a factory outlet store, while also closing two U.S. retail stores.

Expand Our e-Commerce Platform
In the second quarter of 2015, our e-commerce sales increased 21% compared to the second quarter of 2014. The increase in e-commerce sales is reflective of our improved product assortment. As with our retail stores, the improved product assortment led to less promotional activity in e-commerce which allowed us to better showcase our full priced product online which we believe led to better conversion and increased revenue. In addition, the reduced promotional activities also allowed us to deliver a clearer pricing message in e-commerce and be more predictable in our e-commerce clearance events, providing our customer a more consistent experience. We continue to make progress in our initiatives to improve our digital to store connections and anticipate rolling out our in-store product availability feature during the second half of 2015. E-commerce sales represented 14% of our total net sales in the second quarter of 2015 compared to 13% in the second quarter of 2014.
Expand Internationally
At quarter end, we were earning revenue from 33 franchise locations, a net increase of seven locations from the second quarter of 2014. These included three shop-in-shop locations inside Edgars' department stores in South Africa and one stand-alone store in South Africa which we opened in the second quarter of 2015. During the balance of 2015, we expect to open between one and three additional franchise locations.
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
Gross Profit. Gross profit is equal to net sales minus cost of goods sold, buying and occupancy costs. Gross margin measures gross profit as a percentage of net sales. Cost of goods sold, buying and occupancy costs include the direct cost of purchased merchandise, inventory shrinkage, inventory adjustments, inbound freight to our distribution center, outbound freight to get merchandise from our distribution center to stores, merchandising, design, planning and allocation, manufacturing/production costs, occupancy costs related to store operations (such as rent and common area maintenance, utilities, and depreciation on assets), and all logistics costs associated with our e-commerce business.
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
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses include all operating costs not included in cost of goods sold, buying and occupancy costs, with the exception of any proceeds received from insurance claims and gain/loss on disposal of assets, which are included in other operating expense, net. These selling, general, and administrative costs include payroll and other expenses related to operations at our corporate home office, store expenses other than occupancy, and marketing expenses, which include production, mailing, print, and digital advertising costs among other things. With the exception of store payroll, marketing, and incentive compensation, these expenses generally do not vary proportionally with net sales. As a result, selling, general, and administrative expenses as a percentage of net sales are usually higher in lower volume quarters and lower in higher volume quarters.
Results of Operations
The Second Quarter of 2015 Compared to the Second Quarter of 2014
Net Sales

	Thirteen Weeks Ended
	August 1, 2015	August 2, 2014
Net sales (in thousands)	$535,582	$481,420
Comparable sales percentage change	7%	(5)%
Comparable sales percentage change (excluding e-commerce sales)	5%	(6)%
Gross square footage at end of period (in thousands)	5,555	5,511
Number of:
Stores open at beginning of period	626	628
New retail stores	—	2
New outlet stores	13	3
Retail stores converted to outlets	(1)	—
Closed stores	(1)	(5)
Stores open at end of period	637	628

Net sales increased approximately $54.2 million, or 11%, compared to the second quarter of 2014. Comparable sales increased 7% in the second quarter of 2015 compared to the second quarter of 2014. The increase in comparable sales resulted from an increase in average dollar sales per transaction, partially offset by decreased store transactions at our retail stores. We attribute the increase in average dollar sales per transaction to our strong product assortment and less promotional activity during the quarter, while the decrease in the number of transactions can be attributed to fewer all-store promotions, less customer relationship marketing, and a shorter semi-annual sale. Non-comparable sales increased $20.1 million, driven primarily by new outlet store openings, partially offset by closed retail stores.
Gross Profit
The following table shows cost of goods sold, buying and occupancy costs, gross profit in dollars, and gross margin percentage for the stated periods:

	Thirteen Weeks Ended
	August 1, 2015	August 2, 2014
	(in thousands)
Cost of goods sold, buying and occupancy costs	$358,392	$345,395
Gross profit	$177,190	$136,025
Gross margin percentage	33.1%	28.3%
The 480 basis point increase in gross margin percentage, or gross profit as a percentage of net sales, in the second quarter of 2015 compared to the second quarter of 2014 was comprised of a 240 basis point increase in merchandise margin and a 240 basis point decrease in buying and occupancy costs as a percentage of net sales. The increase in merchandise margin was driven by reduced promotional activities and more disciplined inventory management leading to fewer markdowns. The decrease in buying and occupancy costs as a percentage of sales was primarily the result of the leveraging effect of the increase in sales and the fact that we did not recognize any impairment expense in the second quarter of 2015 versus a $2.0 million impairment charge recognized in the second quarter of 2014. The improvements in buying and occupancy were partially offset by an increase in incentive compensation due to improved performance in 2015.

Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	Thirteen Weeks Ended
	August 1, 2015	August 2, 2014
	(in thousands)
Selling, general, and administrative expenses	$140,573	$121,923
Selling, general, and administrative expenses, as a percentage of net sales	26.2%	25.3%
The $18.7 million increase in selling, general, and administrative expenses in the second quarter of 2015 as compared to the second quarter of 2014 was the result of additional payroll related expenses of approximately $14.3 million. The additional payroll expenses were primarily related to incentive compensation and store payroll resulting from improved performance and outlet expansion, partially offset by payroll savings from retail store closures. Payroll related expenses also included a $3.5 million expense related to a change in estimate associated with the RSUs with performance conditions granted in 2014. Refer to Note 9 of our unaudited Consolidated Financial Statements for additional information regarding the RSUs with performance conditions. There was also an increase of $2.6 million in information technology expenses primarily related to projects supporting our growth pillars.
Interest Expense, Net
The following table shows interest expense, net in dollars for the stated periods:

	Thirteen Weeks Ended
	August 1, 2015	August 2, 2014
	(in thousands)
Interest expense, net	$1,231	$5,941
The $4.7 million decrease in interest expense is primarily related to the redemption of our Senior Notes in the first quarter of 2015.
Income Tax Expense
The following table shows income tax expense in dollars for the stated periods:

	Thirteen Weeks Ended
	August 1, 2015	August 2, 2014
	(in thousands)
Income tax expense	$13,187	$1,778
The effective tax rate was 38.5% for the second quarter of 2015 compared to 20.6% for the second quarter of 2014. The tax rate for the second quarter of 2014 reflected the release of uncertain tax positions following the conclusion of a multi-year IRS tax examination. Without the benefit of the release of uncertain tax positions in the quarter, the Company's 2014 second quarter effective tax rate would have been 40.5%.

The Twenty-Six Weeks Ended August 1, 2015 Compared to the Twenty-Six Weeks Ended August 2, 2014
Net Sales

	Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014
Net sales (in thousands)	$1,037,960	$942,072
Comparable sales percentage change	7%	(8)%
Comparable sales percentage change (excluding e-commerce sales)	5%	(9)%
Gross square footage at end of period (in thousands)	5,555	5,511
Number of:
Stores open at beginning of period	641	632
New retail stores	—	5
New outlet stores	19	20
Retail stores converted to outlets	(1)	(15)
Closed stores	(22)	(14)
Stores open at end of period	637	628

Net sales increased approximately $95.9 million, or 10%, compared to the twenty-six weeks ended August 2, 2014. Comparable sales increased 7% in the twenty-six weeks ended August 1, 2015 compared to the twenty-six weeks ended August 2, 2014. The increase in comparable sales resulted from an increase in average dollar sales per transaction, partially offset by decreased store transactions at our retail stores. We attribute the increase in average dollar sales per transaction to our strong product assortment and less promotional activity during the quarter, while the decrease in the number of transactions can be attributed to fewer all-store promotions, less customer relationship marketing, and a shorter semi-annual sale. Non-comparable sales increased $32.0 million, driven primarily by new outlet store openings, partially offset by closed retail stores.
Gross Profit
The following table shows cost of goods sold, buying and occupancy costs, gross profit in dollars, and gross margin percentage for the stated periods:

	Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014
	(in thousands)
Cost of goods sold, buying and occupancy costs	$694,326	$668,674
Gross profit	$343,634	$273,398
Gross margin percentage	33.1%	29.0%
The 410 basis point increase in gross margin percentage, or gross profit as a percentage of net sales, in the twenty-six weeks ended August 1, 2015 compared to the twenty-six weeks ended August 2, 2014 was comprised of a 220 basis point increase in merchandise margin and a 190 basis point decrease in buying and occupancy costs as a percentage of net sales. The increase in merchandise margin was driven by a better product assortment that led to greater customer acceptance of our merchandise. In addition, more disciplined inventory management led to fewer markdowns and, therefore, increases in average unit retail prices. The decrease in buying and occupancy costs as a percentage of sales was primarily the result of the leveraging effect of the increase in sales and the fact that we did not recognize any impairment expense in the twenty-six weeks ended August 1, 2015 versus a $2.8 million impairment charge recognized in the twenty-six weeks ended August 2, 2014. The improvements in buying and occupancy were partially offset by an increase in incentive compensation due to improved performance in 2015.

Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014
	(in thousands)
Selling, general, and administrative expenses	$273,749	$244,783
Selling, general, and administrative expenses, as a percentage of net sales	26.4%	26.0%
The $29.0 million increase in selling, general, and administrative expenses in the twenty-six weeks ended August 1, 2015 compared to the twenty-six weeks ended August 2, 2014 was the result of additional payroll related expenses of approximately $19.8 million. The additional payroll expenses were primarily related to incentive compensation and store payroll resulting from improved performance and outlet expansion, partially offset by payroll savings from retail store closures. Payroll related expenses also included a $3.5 million expense related to a change in estimate associated with the RSUs with performance conditions granted in 2014. Refer to Note 9 of our unaudited Consolidated Financial Statements for additional information regarding the RSUs with performance conditions. There was also an increase of $4.3 million in information technology expenses primarily related to projects supporting our growth pillars and an increase of $2.5 million in marketing expenses primarily related to increased digital and television marketing.
Interest Expense, Net
The following table shows interest expense, net in dollars for the stated periods:

	Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014
	(in thousands)
Interest expense, net	$13,544	$11,838
The $1.7 million increase in interest expense is primarily related to a $9.7 million loss on extinguishment of debt in connection with the redemption of our Senior Notes in the first quarter of 2015, partially offset by the corresponding reduction in interest expense.
Income Tax Expense
The following table shows income tax expense in dollars for the stated periods:

	Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014
	(in thousands)
Income tax expense	$22,109	$5,814
The effective tax rate was 39.3% for the twenty-six weeks ended August 1, 2015 compared to 32.7% for the twenty-six weeks ended August 2, 2014. The tax rate for the twenty-six weeks ended August 2, 2014 reflected the release of uncertain tax positions following the conclusion of a multi-year IRS tax examination in the second quarter of 2014.
We anticipate that our effective tax rate will be approximately 39% in 2015.

Adjusted Net Income
The following table presents Adjusted Net Income and Adjusted Earnings Per Diluted Share for the stated periods which eliminate the non-core operating costs incurred in connection with the redemption of our Senior Notes:

	Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014
	(in thousands)
Adjusted Net Income	$40,006	$11,950	*
Adjusted Earnings Per Diluted Share	$0.47	$0.14	*
* No adjustments were made to net income or earnings per diluted shares for the twenty-six weeks ended August 2, 2014.
We supplement the reporting of our financial information determined under GAAP with certain non-GAAP financial measures: adjusted net income and adjusted earnings per diluted share. We believe that these non-GAAP measures provide meaningful information to assist stockholders in understanding our financial results and assessing our prospects for future performance. Management believes adjusted net income and adjusted earnings per diluted share are important indicators of our operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results, and provide a better baseline for analyzing trends in our underlying business. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported net income and reported earnings per diluted share. These non-GAAP financial measures reflect an additional way of viewing our operations that, when viewed with our GAAP results and the below reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of our business. We strongly encourage investors and stockholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.
The table below reconciles the non-GAAP financial measures, adjusted net income and adjusted earnings per diluted share, with the most directly comparable GAAP financial measures, net income and earnings per diluted share. No adjustments were made to net income or earnings per diluted share for the thirteen weeks ended August 1, 2015 or the thirteen and twenty-six weeks ended August 2, 2014, and therefore no tabular reconciliation has been included for those periods.

	Twenty-Six Weeks Ended August 1, 2015
(in thousands, except per share amounts)	Net Income		Earnings per Diluted Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$34,090		$0.40	85,089
Interest Expense (a) *	5,916	*	0.07
Adjusted Non-GAAP Measure	$40,006		$0.47

(a)
Includes the redemption premium paid, the write-off of unamortized debt issuance costs, and the write-off of the unamortized debt discount related to the redemption of all $200.9 million of our Senior Notes.

* Items were tax affected at our statutory rate of approximately 39% for the twenty-six weeks ended August 1, 2015.
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
Cash Flow Analysis
A summary of cash provided by or used in operating, investing, and financing activities is shown in the following table:

	Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014
	(in thousands)
Provided by operating activities	$63,483	$4,805
Used in investing activities	(50,939)	(59,476)
Used in financing activities	(202,730)	(4,063)
Decrease in cash and cash equivalents	(190,514)	(58,557)
Cash and cash equivalents at end of period	$155,645	$253,327
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
Net cash provided by operating activities was $63.5 million for the twenty-six weeks ended August 1, 2015 compared to $4.8 million during the twenty-six weeks ended August 2, 2014, a change of $58.7 million. The change in cash provided by operations primarily related to the following:

•
Items included in net income provided $79.9 million of cash for the twenty-six weeks ended August 1, 2015 compared to $58.3 million for the twenty-six weeks ended August 2, 2014. The increase in the twenty-six weeks ended August 1, 2015 was primarily driven by the improved performance of the business during the first and second quarters and the resulting increase in net income as previously discussed.

•
In addition to the increase in cash provided by items included in net income discussed above, there was $16.4 million of cash used due to working capital changes during the twenty-six weeks ended August 1, 2015 compared to $53.5 million of cash used in the twenty-six weeks ended August 2, 2014. Working capital is subject to cyclical operating needs, and the timing of inventory receipts, the timing of receivable collections, and payable and expense payments, among other things. The $37.1 million change is a result of numerous items, but primarily results from increased accrual for incentive compensation in 2015 compared to 2014 due to improved operating results, and no discretionary retirement contribution in 2015.

\
Net Cash Used in Investing Activities
Investing activities consist primarily of capital expenditures for new and remodeled store construction and fixtures and information technology projects.
Net cash used in investing activities totaled $50.9 million for the twenty-six weeks ended August 1, 2015 compared to $59.5 million for the twenty-six weeks ended August 2, 2014, an $8.6 million decrease from the prior year. The decrease primarily relates to a decrease in spending related to new store openings and remodels, partially offset by an increase in investments made in information technology projects to further support our growth pillars.
We expect capital expenditures for the remainder of 2015 to be approximately $63 million to $68 million, primarily driven by new store construction, remodels, and investments in information technology. These capital expenditures do not include the impact of landlord allowances, which are expected to be approximately $13.5 million to $15.5 million for the remainder of 2015.
Net Cash Used in Financing Activities
Net cash used in financing activities totaled $202.7 million for the twenty-six weeks ended August 1, 2015 as compared to $4.1 million for the twenty-six weeks ended August 2, 2014, an increase of approximately $198.6 million, which was primarily due to the redemption of our Senior Notes in the first quarter of 2015.

On May 28, 2014, our Board authorized the repurchase of up to $100 million of our common stock. Any repurchases made under the 2014 Repurchase Program will be funded using available cash, including cash on hand or cash available for borrowing under the Company's Revolving Credit Facility. No repurchases were made under the 2014 Repurchase Program in the second quarter of 2015. Refer to Note 11 of our unaudited Consolidated Financial Statements for additional information related to the 2014 Repurchase Program.
Credit Facilities
The following provides an overview of the current status of our long-term debt arrangements. Refer to Note 8 of our unaudited Consolidated Financial Statements for additional information related to our long-term debt arrangements.
Revolving Credit Facility
On July 29, 2011, Express Holding and its domestic subsidiaries entered into an amended and restated $200.0 million secured asset-based loan credit agreement that was scheduled to expire on July 29, 2016 (the "Revolving Credit Facility"). On May 20, 2015, Express Holding and its domestic subsidiaries further amended and restated the Revolving Credit Facility which, among other things, increased the maximum amount available for borrowing under the facility to $250.0 million, extended the term of the facility to May 20, 2020, and reduced certain administrative fees.
As of August 1, 2015, there were no borrowings outstanding under the Revolving Credit Facility, and we had $247.2 million of availability. We were not subject to the fixed charge coverage ratio covenant in the Revolving Credit Facility at August 1, 2015 because excess availability plus eligible cash collateral exceeded 10% of the borrowing base.
Contractual Obligations
With the exception of the redemption of $200.9 million of Senior Notes and resulting elimination of $61.5 million of scheduled cash interest payments through March 2018, our contractual obligations and other commercial commitments did not change materially between January 31, 2015 and August 1, 2015. For additional information regarding our contractual obligations as of January 31, 2015, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 31, 2015.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our Revolving Credit Facility bears interest at variable rates, however, we did not borrow any amounts under the Revolving Credit Facility during the twenty-six weeks ended August 1, 2015. Changes in interest rates are not expected to have a material impact on our future earnings or cash flows given our limited exposure to such changes.

Foreign Currency Exchange Risk
All of our merchandise purchases are denominated in U.S. dollars, therefore we are not exposed to foreign currency exchange risk on these purchases. However, we currently operate 17 stores in Canada, with the functional currency of our Canadian operations being the Canadian dollar. Our Canadian operations have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation, but the transactions resulting in such accounts do expose us to foreign currency exchange risk. Currently, we do not utilize hedging instruments to mitigate foreign currency exchange risks. As of August 1, 2015, a hypothetical 10% change in the Canadian dollar foreign exchange rate would not have had a material impact on our results of operations.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 1, 2015.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the second quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the purchase of shares of our common stock made by or on behalf of the Company or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during each month of the quarterly period ended August 1, 2015:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (2)
	(in thousands, except per share amounts)
May 3, 2015 - May 30, 2015	1	$17.16	—	$100,000
May 31, 2015 - July 4, 2015	2	$18.38	—	$100,000
July 5, 2015 - August 1, 2015	40	$18.27	—	$100,000
Total	43		—
(1) Represents shares of restricted stock purchased in connection with employee tax withholding obligations under the 2010 Plan.
(2) On May 28, 2014, the Board authorized us to repurchase up to $100 million of our common stock. Any repurchases made under the 2014 Repurchase Program will be funded using available cash, including cash on hand or cash available for borrowing under the Company's Revolving Credit Facility, and are expected to be made during the 18 month period following the authorization. Under the 2014 Repurchase Program, we may repurchase shares in the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and actual number of shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, and other business and market conditions. The 2014 Repurchase Program may be suspended, modified, or discontinued at any time, and we have no obligation to repurchase any amount of our common stock under the program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS.
Exhibits. The following exhibits are filed or furnished with this Quarterly Report:

Exhibit Number	Exhibit Description
4.1
Amendment No. 1, dated as of June 10, 2015, to the Stockholder Protection Rights Agreement, dated as of June 12, 2014, between Express, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company with the SEC on June 11, 2015).

10.1
Second Amended and Restated $250,000,000 Asset-Based Loan Credit Agreement, dated as of May 20, 2015, among Express Holding, LLC, as Parent, Express, LLC, as Borrower, the Initial Lenders, Initial Issuing Bank and Swing Line Bank, Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, U.S. Bank National Association, as Syndication Agent, and Wells Fargo Bank, National Association, as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company with the SEC on May 27, 2015).

10.2+	Form of Severance Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company with the SEC on July 7, 2015).
10.3+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company with the SEC on July 7, 2015).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

+ Indicates a management contract or compensatory plan or arrangement.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	September 3, 2015	EXPRESS, INC.

		By:	/s/ Periclis Pericleous
Periclis Pericleous
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)