Form 10-Q
period 2015-10-31
EXPRESS, INC.
filed 2015-12-09
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock was 82,633,131 as of November 28, 2015.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q ("Quarterly Report") contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, and financial results, our plans and objectives for future operations, growth, initiatives, or strategies, plans to repurchase shares of our common stock, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

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

•	competition from other retailers;

•	customer traffic at malls, shopping centers, and at our stores and online;

•	our dependence on a strong brand image;

•	our ability to develop and maintain a reliable omni-channel experience for our customers;

•	the failure or breach of information systems upon which we rely;

•	our ability to protect our customer data from fraud and theft;

•	our dependence upon independent third parties to manufacture all of our merchandise;

•	changes in the cost of raw materials, labor, and freight;

•	supply chain disruption;

•	our dependence upon key executive management;

•	our growth strategy, including our new store, e-commerce, and international expansion plans;

•	our reliance on third parties to provide us with certain key services for our business;

•	claims made against us resulting in litigation or changes in laws and regulations applicable to our business;

•	our inability to protect our trademarks or other intellectual property rights which may preclude the use of our trademarks or other intellectual property around the world;

•	impairment charges on long-lived assets;

•	substantial lease obligations;

•	changes in tax requirements, results of tax audits, and other factors that may cause fluctuations in our effective tax rates; and

•	restrictions imposed on us under the terms of our revolving credit facility.

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
EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	October 31, 2015	January 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$91,215	$346,159
Receivables, net	25,810	23,272
Inventories	364,662	241,063
Prepaid minimum rent	30,660	29,465
Other	28,788	14,277
Total current assets	541,135	654,236

PROPERTY AND EQUIPMENT	928,434	840,340
Less: accumulated depreciation	(484,929)	(432,733)
Property and equipment, net	443,505	407,607

TRADENAME/DOMAIN NAMES/TRADEMARKS	197,597	197,562
DEFERRED TAX ASSETS	11,718	12,371
OTHER ASSETS	2,990	6,374
Total assets	$1,196,945	$1,278,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$209,874	$153,745
Deferred revenue	22,302	28,575
Accrued expenses	106,925	105,139
Total current liabilities	339,101	287,459

LONG-TERM DEBT	—	199,527
DEFERRED LEASE CREDITS	139,203	128,450
OTHER LONG-TERM LIABILITIES	112,518	106,375
Total liabilities	590,822	721,811

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 91,112 shares and 90,400 shares issued at October 31, 2015 and January 31, 2015, respectively, and 83,607 shares and 84,298 shares outstanding at October 31, 2015 and January 31, 2015, respectively	911	904
Additional paid-in capital	166,180	149,789
Accumulated other comprehensive loss	(3,647)	(3,057)
Retained earnings	577,182	516,785
Treasury stock – at average cost; 7,505 shares and 6,102 shares at October 31, 2015 and January 31, 2015, respectively	(134,503)	(108,082)
Total stockholders’ equity	606,123	556,339
Total liabilities and stockholders’ equity	$1,196,945	$1,278,150
See notes to unaudited Consolidated Financial Statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
NET SALES	$546,616	$497,608	$1,584,576	$1,439,680
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	355,527	340,050	1,049,853	1,008,724
Gross profit	191,089	157,558	534,723	430,956
OPERATING EXPENSES:
Selling, general, and administrative expenses	146,585	126,526	420,334	371,309
Other operating (income) expense, net	(29)	508	43	(476)
Total operating expenses	146,556	127,034	420,377	370,833

OPERATING INCOME	44,533	30,524	114,346	60,123

INTEREST EXPENSE, NET	1,207	6,042	14,751	17,880
OTHER EXPENSE, NET	70	160	140	157
INCOME BEFORE INCOME TAXES	43,256	24,322	99,455	42,086
INCOME TAX EXPENSE	16,949	9,737	39,058	15,551
NET INCOME	$26,307	$14,585	$60,397	$26,535

OTHER COMPREHENSIVE INCOME:
Foreign currency translation loss	(134)	(600)	(590)	(116)
COMPREHENSIVE INCOME	$26,173	$13,985	$59,807	$26,419

EARNINGS PER SHARE:
Basic	$0.31	$0.17	$0.72	$0.32
Diluted	$0.31	$0.17	$0.71	$0.31

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	84,240	84,189	84,453	84,122
Diluted	84,849	84,605	85,009	84,490
See notes to unaudited Consolidated Financial Statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$60,397	$26,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,103	57,965
Loss on disposal of property and equipment	1,313	741
Impairment charge	—	5,087
Excess tax benefit from share-based compensation	(334)	(47)
Share-based compensation	15,114	14,306
Non-cash loss on extinguishment of debt	5,314	—
Deferred taxes	(6,805)	668
Landlord allowance amortization	(9,208)	(8,637)
Payment of original issue discount	(2,812)	—
Changes in operating assets and liabilities:
Receivables, net	(2,546)	(3,101)
Inventories	(123,806)	(137,746)
Accounts payable, deferred revenue, and accrued expenses	42,514	33,431
Other assets and liabilities	20,389	8,805
Net cash provided by (used in) operating activities	55,633	(1,993)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(85,013)	(86,571)
Purchase of intangible assets	(35)	(1,010)
Net cash used in investing activities	(85,048)	(87,581)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(198,038)	—
Costs incurred in connection with debt arrangements	(1,006)	—
Payments on lease financing obligations	(1,168)	(1,105)
Excess tax benefit from share-based compensation	334	47
Proceeds from exercise of stock options	1,265	—
Repurchase of common stock under share repurchase plan (see Note 11)	(22,020)	—
Repurchase of shares for tax withholding obligations under the 2010 Plan	(4,400)	(3,481)
Net cash used in financing activities	(225,033)	(4,539)

EFFECT OF EXCHANGE RATE ON CASH	(496)	43

NET DECREASE IN CASH AND CASH EQUIVALENTS	(254,944)	(94,070)
CASH AND CASH EQUIVALENTS, Beginning of period	346,159	311,884
CASH AND CASH EQUIVALENTS, End of period	$91,215	$217,814
See notes to unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements
(unaudited)
1. Description of Business and Basis of Presentation
Business Description
Express, Inc., together with its subsidiaries ("Express" or the "Company"), is a specialty apparel and accessories retailer of women's and men's merchandise, targeting the 20 to 30 year old customer. Express merchandise is sold through retail and factory outlet stores and the Company's e-commerce website, www.express.com, as well as its mobile app. As of October 31, 2015, Express operated 576 primarily mall-based retail stores in the United States, Canada, and Puerto Rico as well as 78 factory outlet stores. Additionally, the Company earned revenue from 33 franchise stores in the Middle East, Latin America, and South Africa. These franchise stores are operated by franchisees pursuant to franchise agreements. Under the franchise agreements, the franchisees operate stand-alone Express stores and Express shops within department stores that sell Express-branded apparel and accessories purchased directly from the Company.
Fiscal Year
The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. References herein to "2015" and "2014" represent the 52-week periods ended January 30, 2016 and January 31, 2015, respectively. All references herein to “the third quarter of 2015” and “the third quarter of 2014” represent the thirteen weeks ended October 31, 2015 and November 1, 2014, respectively.
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
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities as of the date of the unaudited Consolidated Financial Statements. Actual results may differ from those estimates. The Company revises its estimates and assumptions as new information becomes available.
Correction of Error
The thirteen and thirty-nine week periods ended October 31, 2015 include the correction of an error with regard to the calculation of a deferred tax liability. As a result of the error in previously filed Consolidated Financial Statements, current deferred tax liabilities were overstated and current accrued liabilities were understated. The error had no impact on stockholders’ equity, the Consolidated Statements of Income, or net cash provided by operating activities on the Consolidated Statements of Cash Flows for prior periods. The Company does not believe these corrections were material to any current or prior interim or annual periods that were affected. The correction of the error during the thirteen and thirty-nine weeks ended October 31, 2015, resulted in an increase to other current assets of approximately $5.7 million, a decrease to non-current deferred tax assets of $0.4 million, a decrease in accrued expenses of $1.4 million, an increase in other long-term liabilities of $7.0 million, and incremental income tax expense of $0.3 million. The increase in other long-term liabilities is due to an uncertain tax position, including the effect of interest. Over the next twelve months, it is reasonably possible that this unrecognized tax benefit will be resolved. The correction also resulted in corresponding changes in certain lines within the operating activities section of the unaudited Consolidated Statements of Cash Flows.

2. Segment Reporting
The Company defines an operating segment on the same basis that it uses to evaluate performance internally. The Company has determined that, together, its Chief Executive Officer and Chief Operating Officer are the Chief Operating Decision Maker and that there is one operating segment. Therefore, the Company reports results as a single segment, which includes the operations of its Express brick-and-mortar retail and outlet stores, e-commerce operations, and franchise business.
The following is information regarding the Company's major product categories and sales channels:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
	(in thousands)		(in thousands)
Apparel	$482,472	$438,552	$1,394,458	$1,259,465
Accessories and other	52,898	50,936	155,110	152,227
Other revenue	11,246	8,120	35,008	27,988
Total net sales	$546,616	$497,608	$1,584,576	$1,439,680

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
	(in thousands)		(in thousands)
Stores	$451,525	$410,355	$1,313,126	$1,201,748
E-commerce	83,845	79,133	236,442	209,944
Other revenue	11,246	8,120	35,008	27,988
Total net sales	$546,616	$497,608	$1,584,576	$1,439,680
Other revenue consists primarily of sell-off revenue related to mark-out-of-stock inventory sales to third parties, shipping and handling revenue related to e-commerce activity, and revenue from franchise agreements.
Revenue and long-lived assets relating to the Company's international operations for the thirteen and thirty-nine weeks ended and as of October 31, 2015 and November 1, 2014, respectively, were not material for any period presented and, therefore, are not reported separately from domestic revenue or long-lived assets.
3. Earnings Per Share
The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
	(in thousands)
Weighted-average shares - basic	84,240	84,189	84,453	84,122
Dilutive effect of stock options, restricted stock units, and restricted stock	609	416	556	368
Weighted-average shares - diluted	84,849	84,605	85,009	84,490
Equity awards representing 1.1 million and 2.4 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen and thirty-nine weeks ended October 31, 2015, respectively, as the inclusion of these awards would have been anti-dilutive. Equity awards representing 4.3 million and 4.1 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen and thirty-nine weeks ended November 1, 2014, respectively, as the inclusion of these awards would have been anti-dilutive.
Additionally, for the thirteen and thirty-nine weeks ended October 31, 2015, 0.8 million shares were excluded from the computation of diluted weighted average shares because the number of shares that will ultimately be issued is contingent on the Company's performance compared to pre-established performance goals which have not been achieved as of October 31, 2015.

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
Financial Assets
The following table presents the Company's financial assets measured at fair value on a recurring basis as of October 31, 2015 and January 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall.

	October 31, 2015
	Level 1	Level 2	Level 3
	(in thousands)
U.S. treasury securities money market funds	$2,002	$—	$—

	January 31, 2015
	Level 1	Level 2	Level 3
	(in thousands)
U.S. treasury securities money market funds	$166,602	$—	$—
The carrying amounts reflected on the unaudited Consolidated Balance Sheets for cash, cash equivalents, receivables, prepaid expenses, and payables as of October 31, 2015 and January 31, 2015 approximated their fair values.
Non-Financial Assets
The Company's non-financial assets, which include fixtures, equipment, improvements, and intangible assets, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur indicating the carrying value of these assets may not be recoverable, or annually in the case of indefinite lived intangibles, an impairment test is required. The impairment test requires the Company to estimate the fair value of the assets and compare this to the carrying value of the assets. If the fair value of the asset is less than the carrying value, then an impairment charge is recognized and the non-financial assets are recorded at fair value. The Company estimates the fair value using a discounted cash flow model. Factors used in the evaluation include, but are not limited to, management's plans for future operations, recent operating results, and projected cash flows. During the thirteen and thirty-nine weeks ended October 31, 2015, the Company did not recognize any impairment charges. During the thirteen and thirty-nine weeks ended November 1, 2014, the Company recognized impairment charges of approximately $2.3 million and $5.1 million, respectively. These charges were related to three stores for the thirteen weeks ended November 1, 2014 and nine stores for the thirty-nine weeks ended November 1, 2014.

5. Intangible Assets
The following table provides the significant components of intangible assets:

	October 31, 2015
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename/domain names/trademarks	$197,597	$—	$197,597
Licensing arrangements	1,425	268	1,157
	$199,022	$268	$198,754

	January 31, 2015
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename/domain names/trademarks	$197,562	$—	$197,562
Net favorable lease obligations/licensing arrangements	21,175	19,906	1,269
	$218,737	$19,906	$198,831
The Company's tradename, internet domain names, and trademarks have indefinite lives. Licensing arrangements are amortized over a period of ten years and are included in other assets on the unaudited Consolidated Balance Sheets. Amortization expense was nominal for the thirteen weeks ended October 31, 2015 and $0.1 million for the thirty-nine weeks ended October 31, 2015. Amortization expense was $0.2 million and $0.6 million during the thirteen and thirty-nine weeks ended November 1, 2014, respectively. The net favorable lease assets were fully amortized as of January 31, 2015.
6. Income Taxes
The provision for income taxes is based on a current estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. The Company's effective tax rate was 39.2% and 40.0% for the thirteen weeks ended October 31, 2015 and November 1, 2014, respectively. The Company's effective tax rate was 39.3% and 37.0% for the thirty-nine weeks ended October 31, 2015 and November 1, 2014, respectively. The rate for the thirty-nine weeks ended November 1, 2014 reflects a net $1.7 million tax benefit from the release of uncertain tax positions following the conclusion of a multi-year Internal Revenue Service ("IRS") examination in the second quarter of 2014.
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
The initial terms of the lease arrangements for which the Company is considered the owner are expected to expire in 2023 and 2030. The net book value of landlord funded construction, replacement cost of pre-existing property, and capitalized interest in property and equipment on the unaudited Consolidated Balance Sheets was $68.3 million and $71.0 million, as of October 31, 2015 and January 31, 2015, respectively. There was also $69.9 million and $70.9 million of lease financing obligations as of October 31, 2015 and January 31, 2015, respectively, in other long-term liabilities on the unaudited Consolidated Balance Sheets. Transactions involving the initial recording of these assets and liabilities are classified as non-cash items for purposes of the unaudited Consolidated Statements of Cash Flows.
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

8. Debt
A summary of the Company's financing activities are as follows:
Revolving Credit Facility
On July 29, 2011, Express Holding, LLC, a wholly-owned subsidiary ("Express Holding"), and its subsidiaries entered into an Amended and Restated $200.0 million secured Asset-Based Credit Facility ("Revolving Credit Facility"). On May 20, 2015, the Company further amended and restated its existing Revolving Credit Facility. The amendment increased the borrowing capacity under the facility from $200 million to $250 million and extended the expiration date of the facility to May 20, 2020. As of October 31, 2015, there were no borrowings outstanding and approximately $247.2 million available under the Revolving Credit Facility.
Under the Revolving Credit Facility, revolving loans may be borrowed, repaid, and reborrowed until May 20, 2020, at which time all amounts borrowed must be repaid. The Revolving Credit Facility allows for a swingline sublimit of up to $30.0 million and for the issuance of letters of credit in the face amount of up to $45.0 million. Borrowings under the Revolving Credit Facility bear interest at a rate equal to either the rate appearing on Reuters Screen LIBOR01 page (the “Eurodollar Rate”) plus an applicable margin rate or the highest of (1) the prime lending rate, (2) 0.50% per annum above the federal funds rate, and (3) 1% above the Eurodollar Rate, in each case plus an applicable margin rate. The applicable margin rate is determined based on excess availability as determined by reference to the borrowing base. The applicable margin for Eurodollar Rate-based advances is between 1.50% and 2.00% based on the borrowing base. The unused line fee payable under the Revolving Credit Facility is incurred at 0.250% per annum of the average daily unused revolving commitment during each quarter, payable quarterly in arrears on the first day of each May, August, November, and February. In the event that (1) an event of default has occurred and is continuing or (2) excess availability plus eligible cash collateral is less than 12.5% of the borrowing base for 5 consecutive days, such unused line fees are payable on the first day of each month.
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
The Revolving Credit Facility requires Express Holding and its subsidiaries to maintain a fixed charge coverage ratio of at least 1.0:1.0 if excess availability plus eligible cash collateral is less than 10% of the borrowing base. In addition, the Revolving Credit Facility contains customary covenants and restrictions on Express Holding's and its subsidiaries' activities, including, but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, distributions, dividends, the repurchase of capital stock, transactions with affiliates, the ability to change the nature of its business or fiscal year, and permitted business activities. All obligations under the Revolving Credit Facility are guaranteed by Express Holding and its domestic subsidiaries (that are not borrowers) and secured by a lien on, among other assets, substantially all working capital assets including cash, accounts receivable, and inventory, of Express Holding and its domestic subsidiaries.
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
Loss on Extinguishment
In connection with the redemption of the Senior Notes in the first quarter of 2015, the Company recognized a $9.7 million loss on extinguishment of debt, which was recorded as interest expense in the unaudited Consolidated Statements of Income and Comprehensive Income. Of this loss on extinguishment, the redemption premium represented approximately $4.4 million. The remaining loss on extinguishment was attributable to the unamortized debt issuance costs and unamortized debt discount write-

offs totaling $5.3 million. The unamortized debt issuance costs and unamortized debt discount write-offs are presented as a non-cash adjustment to reconcile net income to net cash provided by operating activities within the unaudited Consolidated Statements of Cash Flows.
Letters of Credit
The Company may enter into various trade letters of credit ("trade LCs") in favor of certain vendors to secure merchandise. These trade LCs are issued for a defined period of time, for specific shipments, and generally expire three weeks after the merchandise shipment date. As of October 31, 2015 and January 31, 2015, there were no outstanding trade LCs. Additionally, the Company enters into stand-by letters of credit ("stand-by LCs") on an as-needed basis to secure our payment obligations for merchandise purchases and other general and administrative expenses. As of October 31, 2015 and January 31, 2015, outstanding stand-by LCs totaled $2.8 million and $2.5 million, respectively.
9. Share-Based Compensation
The Company records the fair value of share-based payments to employees in the unaudited Consolidated Statements of Income and Comprehensive Income as compensation expense, net of forfeitures, over the requisite service period.
Share-Based Compensation Plans
The following summarizes share-based compensation expense:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
	(in thousands)
Restricted stock units and restricted stock	$3,283	$2,670	$12,341	$8,017
Stock options	762	1,369	2,773	6,289
Total share-based compensation	$4,045	$4,039	$15,114	$14,306
The stock compensation related income tax benefit recognized by the Company during the thirteen and thirty-nine weeks ended October 31, 2015 was $0.8 million and $4.6 million, respectively. The stock compensation related income tax benefit recognized by the Company during the thirteen and thirty-nine weeks ended November 1, 2014 was $0.2 million and $3.6 million, respectively.
Stock Options
During the thirty-nine weeks ended October 31, 2015, the Company granted stock options under the Amended and Restated Express, Inc. 2010 Incentive Compensation Plan (the "2010 Plan"). The fair value of the stock options is determined using the Black-Scholes-Merton option-pricing model as described later in this note. Stock options granted in 2015 under the 2010 Plan vest 25% per year over four years or upon reaching retirement eligibility, defined as providing 10 years of service and being at least 55 years old. These options have a ten year contractual life. The expense for stock options is recognized using the straight-line attribution method.
The Company's activity with respect to stock options during the thirty-nine weeks ended October 31, 2015 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding, January 31, 2015	3,470	$18.45
Granted	249	$16.37
Exercised	(74)	$17.17
Forfeited or expired	(166)	$19.11
Outstanding, October 31, 2015	3,479	$18.30	6.2	$6,045
Expected to vest at October 31, 2015	795	$17.21	8.2	$2,050
Exercisable at October 31, 2015	2,657	$18.64	5.6	$3,922

The following provides additional information regarding the Company's stock options:

	Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014
	(in thousands, except per share amounts)
Weighted average grant date fair value of options granted (per share)	$7.79	$8.51
Total intrinsic value of options exercised	$175	$—
As of October 31, 2015, there was approximately $3.9 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of approximately 1.4 years.
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
The fair value of stock options was estimated at the grant date using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014
Risk-free interest rate (1)	1.60%	1.90%
Price volatility (2)	47.81%	54.73%
Expected term (years) (3)	6.25	6.25
Dividend yield (4)	—	—

(1)	Represents the yield on U.S. Treasury securities with a term consistent with the expected term of the stock options.

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
Restricted Stock Units and Restricted Stock
During the thirty-nine weeks ended October 31, 2015, the Company granted restricted stock units (“RSUs”) under the 2010 Plan, including 0.4 million RSUs with performance conditions. The fair value of RSUs is determined based on the Company's closing stock price on the day prior to the grant date in accordance with the 2010 Plan. The expense for RSUs without performance conditions is recognized using the straight-line attribution method. The expense for RSUs with performance conditions is recognized using the graded vesting method based on the expected achievement of the performance conditions. The RSUs with performance conditions are also subject to time-based vesting. All of the RSUs granted during the thirty-nine weeks ended October 31, 2015 that are earned based on the achievement of performance criteria will vest on April 15, 2018. RSUs without performance conditions vest ratably over four years.

The Company's activity with respect to RSUs and restricted stock, including awards with performance conditions, for the thirty-nine weeks ended October 31, 2015 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value Per Share
	(in thousands, except per share amounts)
Unvested, January 31, 2015	1,435	$17.75
Granted (1)	1,289	$16.39
Performance Shares Adjustment (2)	363	$15.88
Vested	(608)	$18.14
Forfeited	(178)	$17.03
Unvested, October 31, 2015	2,301	$16.65

(1)
Approximately 0.5 million RSUs with three-year performance conditions are included in this amount which represents 125% of the number of shares granted. This is based on current estimates against predefined financial performance targets ranging from 0% to 125%.

(2)
Relates to a change in estimate of RSUs with performance conditions granted in 2014. This amount represents 76% of the number of shares granted for which performance conditions are now expected to be met.

The total fair value/intrinsic value of RSUs and restricted stock that vested during the thirty-nine weeks ended October 31, 2015 was $11.0 million. As of October 31, 2015, there was approximately $24.1 million of total unrecognized compensation expense related to unvested RSUs and restricted stock, which is expected to be recognized over a weighted-average period of approximately 1.9 years.
10. Commitments and Contingencies
From time to time the Company is subject to various claims and contingencies arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company's results of operations, financial condition, or cash flows.
11. Stockholders' Equity
Share Repurchase Programs
On May 28, 2014, the Company's Board of Directors (the "Board") authorized the repurchase of up to $100.0 million of the Company's common stock (the "2014 Repurchase Program"). During the thirteen and thirty-nine weeks ended October 31, 2015, the Company repurchased 1.1 million shares of its common stock for an aggregate amount equal to $22.0 million, including commissions, under the 2014 Repurchase Program. Subsequent to October 31, 2015, the Company repurchased an additional 1.0 million shares of its common stock for an aggregate amount equal to $18.0 million, including commissions. The 2014 Repurchase Program expired on November 28, 2015, 18 months after its adoption. In total, the Company repurchased 2.1 million shares of its common stock under the 2014 Repurchase Program for an aggregate amount equal to $40.0 million, including commissions.
On December 9, 2015, the Board approved a new share repurchase program which authorizes the Company to repurchase up to $100.0 million of the Company's common stock during the 12 month period following the approval using available cash, including cash on hand or cash available for borrowing under the Company's Revolving Credit Facility (the "2015 Repurchase Program").
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
Highlights for the third quarter 2015 included:

•	Comparable sales increased 6%

•	Operating income increased by 46% compared to the third quarter of 2014

•	Earnings per share increased by 82% compared to the third quarter of 2014
These results continue to be driven by the strength of our product assortment and disciplined inventory management, which has allowed us to reduce our promotional activity year over year, leading to improved merchandise margins. Our women's business, in particular, continued its strong performance in the third quarter, outpacing our men's business.
In addition, we continue to focus on advancing our growth pillars and making progress against our 2015 objectives which include increasing profitability (through the combination of an increase in net sales, margin improvement, and expense leverage), elevating our customer experience, sharpening our brand position, investing in systems to support our growth pillars, and continuing to support and develop our associates. We believe that the progress we are making in these areas is having a positive impact on business performance and will lead to long-term growth for the business.
Our third quarter 2015 results and near term plans with respect to our growth pillars are described below.
Improve Productivity of Our Stores
For the third quarter of 2015, comparable sales (excluding e-commerce sales) increased 6% compared to a decrease of 7% in the third quarter of 2014. Key drivers of this improvement include:

•	Improved product assortment;

•	Disciplined inventory management; and

•	Reduced promotions leading to increased full price selling.
In addition, during the third quarter we launched global inventory visibility, which provides our stores with a view of our inventory positions across sales channels. We believe that going forward this will contribute to further improving productivity in our stores and also enhance the effectiveness of our omni-channel business.

Optimization and Strategic Expansion of Our Store Base
As of October 31, 2015, we operated 654 stores, including 78 factory outlet stores, compared to 638 stores at November 1, 2014, which included 29 factory outlet stores.
Store openings and closures:

•	Opened 18 new factory outlet stores in the U.S., one of which was converted from an existing retail location, in the third quarter of 2015; and

•
Continued to make progress against our previously announced plan to close approximately 50 retail stores over a 36 month time period, primarily at lease expiration, by closing 23 U.S. retail stores in the thirty-nine weeks ended October 31, 2015.

Expectations for the fourth quarter of 2015:

•	Open three factory outlet stores to end the year with 81 factory outlet stores

•	Close three U.S. retail stores to end the year with 573 retail stores in the U.S. and Canada
Expand Our e-Commerce Platform
In the third quarter of 2015, our e-commerce sales increased 6% compared to the third quarter of 2014. Key drivers of the increase include:

•	Improved product assortment;

•	A clearer pricing message;

•	Website improvements allowing us to better showcase our full priced product online; and

•	Improved mobile web and app capabilities allowing more effective engagement with our target customers.
E-commerce sales represented 15% of our total net sales in the third quarter of 2015.
Expand Internationally
At quarter end, we were earning revenue from 33 franchise locations, a net increase of three locations from the third quarter of 2014. Key franchise developments in 2015 include:

•	Opening of one shop-in-shop location inside Edgars’ department stores in South Africa; and

•	Opening of one stand-alone store in South Africa in the second quarter of 2015
We do not expect to open any additional franchise locations in the fourth quarter of 2015.
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures. These key measures include net sales, comparable sales, gross profit, and selling, general, and administrative expenses. See the table that follows for descriptions and discussion of these measures.

Financial Measures	Description	Discussion
Net Sales
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

Financial Measures	Description	Discussion
Comparable Sales
Comparable sales are the amount of revenue generated in a period relative to the amount of revenue generated in the comparable prior year period.

Comparable sales include:
•
Stores which were open twelve months or more as of the end of the reporting period, including conversions
•
E-commerce sales

Comparable sales exclude:
•
Stores where the square footage has changed by more than 20% due to remodel or relocation activity
•
Stores in a phased remodel where a portion of the store is under construction and therefore not productive selling space

Our business and our comparable sales are subject, at certain times, to calendar shifts, which may occur during key selling periods close to holidays such as Easter, Thanksgiving, and Christmas, and regional fluctuations for events such as sales tax holidays.

Cost of goods sold, buying and occupancy costs
Includes the following:
•
Direct cost of purchased merchandise
•
Inventory shrink and other adjustments
•
Inbound and outbound freight
•
Merchandising, design, planning and allocation, and manufacturing/production costs
•
Occupancy costs related to store operations (such as rent and common area maintenance, utilities, and depreciation on assets)
•
Logistics costs associated with our e-commerce business

Our cost of goods sold typically increase in higher volume quarters because the direct cost of purchased merchandise is tied to sales.

The primary drivers of the costs of individual goods are raw materials, labor in the countries where our merchandise is sourced, and logistics costs associated with transporting our merchandise.

Buying and occupancy costs related to stores are largely fixed and do not necessarily increase as volume increases.

Changes in the mix of our products may also impact our overall cost of goods sold, buying and occupancy costs.

Gross Profit/Gross Margin	Net sales minus cost of goods sold, buying and occupancy costs. Gross margin measures gross profit as a percentage of net sales.
Gross profit/gross margin is impacted by the price at which we are able to sell our merchandise and the cost of our product.

We review our inventory levels on an on-going basis in order to identify slow-moving merchandise and generally use markdowns to clear such merchandise.

The timing and level of markdowns are driven primarily by seasonality and customer acceptance of our merchandise and have a direct effect on our gross margin.

Any marked down merchandise that is not sold is marked-out-of-stock. We use third-party vendors to dispose of this marked-out-of-stock merchandise.

Selling, General, and Administrative Expenses
Includes operating costs not included in cost of goods sold, buying and occupancy costs such as:
•
Payroll and other expenses related to operations at our corporate home office
•
Store expenses other than occupancy costs
•
Marketing expenses, including production, mailing, print, and digital advertising costs among other things

With the exception of store payroll, certain marketing expenses, and incentive compensation, these expenses generally do not vary proportionally with net sales. As a result, selling, general, and administrative expenses as a percentage of net sales are usually higher in lower volume quarters and lower in higher volume quarters.

Results of Operations
The Third Quarter of 2015 Compared to the Third Quarter of 2014
Net Sales

	Thirteen Weeks Ended
	October 31, 2015	November 1, 2014
Net sales (in thousands)	$546,616	$497,608
Comparable sales percentage change	6%	(5)%
Comparable sales percentage change (excluding e-commerce sales)	6%	(7)%
Gross square footage at end of period (in thousands)	5,684	5,611
Number of:
Stores open at beginning of period	637	628
New retail stores	1	4
New outlet stores	18	9
Retail stores converted to outlets	(1)	—
Closed stores	(1)	(3)
Stores open at end of period	654	638

Net sales increased approximately $49.0 million, or 10%, compared to the third quarter of 2014. Comparable sales increased 6% in the third quarter of 2015 compared to the third quarter of 2014. The increase in comparable sales resulted primarily from an increase in average dollar sales per transaction. We attribute the increase in average dollar sales per transaction to our strong product assortment and reduced promotional activity during the quarter. Non-comparable sales increased $19.6 million, driven primarily by new outlet store openings, partially offset by closed retail stores.
Gross Profit
The following table shows cost of goods sold, buying and occupancy costs, gross profit in dollars, and gross margin percentage for the stated periods:

	Thirteen Weeks Ended
	October 31, 2015	November 1, 2014
	(in thousands)
Cost of goods sold, buying and occupancy costs	$355,527	$340,050
Gross profit	$191,089	$157,558
Gross margin percentage	35.0%	31.7%
The 330 basis point increase in gross margin percentage, or gross profit as a percentage of net sales, in the third quarter of 2015 compared to the third quarter of 2014 was comprised of a 160 basis point increase in merchandise margin and a 170 basis point decrease in buying and occupancy costs as a percentage of net sales. The increase in merchandise margin was driven by strong product assortment, a reduction in promotional activities, and more disciplined inventory management leading to fewer markdowns. The decrease in buying and occupancy costs as a percentage of sales was primarily the result of the leveraging effect of the increase in sales and the fact that we did not recognize any impairment expense in the third quarter of 2015 versus a $2.3 million impairment charge recognized in the third quarter of 2014. The improvements in buying and occupancy were partially offset by an increase in incentive compensation due to improved performance in 2015 and increased rent primarily due to new outlet store openings.

Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	Thirteen Weeks Ended
	October 31, 2015	November 1, 2014
	(in thousands)
Selling, general, and administrative expenses	$146,585	$126,526
Selling, general, and administrative expenses, as a percentage of net sales	26.8%	25.4%
The $20.1 million increase in selling, general, and administrative expenses in the third quarter of 2015 as compared to the third quarter of 2014 was primarily the result of additional payroll related expenses of approximately $11.5 million. The additional payroll expenses were primarily related to incentive compensation and store payroll resulting from improved performance and store payroll associated with new outlet stores. There was also an increase of $4.5 million in marketing expenses driven primarily by increased digital and television marketing and an increase of $2.7 million in information technology expenses primarily related to projects supporting our growth pillars.
Interest Expense, Net
The following table shows interest expense, net in dollars for the stated periods:

	Thirteen Weeks Ended
	October 31, 2015	November 1, 2014
	(in thousands)
Interest expense, net	$1,207	$6,042
The $4.8 million decrease in interest expense is primarily related to the redemption of our Senior Notes in the first quarter of 2015.
Income Tax Expense
The following table shows income tax expense in dollars for the stated periods:

	Thirteen Weeks Ended
	October 31, 2015	November 1, 2014
	(in thousands)
Income tax expense	$16,949	$9,737
The effective tax rate was 39.2% for the third quarter of 2015 compared to 40.0% for the third quarter of 2014.

The Thirty-Nine Weeks Ended October 31, 2015 Compared to the Thirty-Nine Weeks Ended November 1, 2014
Net Sales

	Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014
Net sales (in thousands)	$1,584,576	$1,439,680
Comparable sales percentage change	7%	(7)%
Comparable sales percentage change (excluding e-commerce sales)	5%	(8)%
Gross square footage at end of period (in thousands)	5,684	5,611
Number of:
Stores open at beginning of period	641	632
New retail stores	1	9
New outlet stores	37	29
Retail stores converted to outlets	(2)	(15)
Closed stores	(23)	(17)
Stores open at end of period	654	638

Net sales increased approximately $144.9 million, or 10%, compared to the thirty-nine weeks ended November 1, 2014. Comparable sales increased 7% in the thirty-nine weeks ended October 31, 2015 compared to the thirty-nine weeks ended November 1, 2014. The increase in comparable sales resulted primarily from an increase in average dollar sales per transaction. We attribute the increase in average dollar sales per transaction to our strong product assortment and reduced promotional activity during the thirty-nine week period. Non-comparable sales increased $51.6 million, driven primarily by new outlet store openings, partially offset by closed retail stores.
Gross Profit
The following table shows cost of goods sold, buying and occupancy costs, gross profit in dollars, and gross margin percentage for the stated periods:

	Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014
	(in thousands)
Cost of goods sold, buying and occupancy costs	$1,049,853	$1,008,724
Gross profit	$534,723	$430,956
Gross margin percentage	33.7%	29.9%
The 380 basis point increase in gross margin percentage, or gross profit as a percentage of net sales, in the thirty-nine weeks ended October 31, 2015 compared to the thirty-nine weeks ended November 1, 2014 was comprised of a 200 basis point increase in merchandise margin and a 180 basis point decrease in buying and occupancy costs as a percentage of net sales. The increase in merchandise margin was driven by a better product assortment and more disciplined inventory management which led to fewer markdowns. The decrease in buying and occupancy costs as a percentage of sales was primarily the result of the leveraging effect of the increase in sales and the fact that we did not recognize any impairment expense in the thirty-nine weeks ended October 31, 2015 versus a $5.1 million impairment charge recognized in the thirty-nine weeks ended November 1, 2014. The improvements in buying and occupancy were partially offset by an increase in incentive compensation due to improved performance in 2015 and increased rent primarily due to new outlet store openings.

Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014
	(in thousands)
Selling, general, and administrative expenses	$420,334	$371,309
Selling, general, and administrative expenses, as a percentage of net sales	26.5%	25.8%
The $49.0 million increase in selling, general, and administrative expenses in the thirty-nine weeks ended October 31, 2015 compared to the thirty-nine weeks ended November 1, 2014 was the result of additional payroll related expenses of approximately $31.3 million. The additional payroll expenses were primarily related to incentive compensation and store payroll resulting from improved performance and store payroll associated with new outlet stores, partially offset by payroll savings from retail store closures. There was also an increase of $7.1 million in information technology expenses primarily related to projects supporting our growth pillars and an increase of $7.0 million in marketing expenses primarily related to increased digital and television marketing.
Interest Expense, Net
The following table shows interest expense, net in dollars for the stated periods:

	Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014
	(in thousands)
Interest expense, net	$14,751	$17,880
The $3.1 million decrease in interest expense is primarily attributable to the reduction in interest expense following the redemption of our Senior Notes in the first quarter of 2015, partially offset by a $9.7 million loss on extinguishment of debt in connection with the redemption.
Income Tax Expense
The following table shows income tax expense in dollars for the stated periods:

	Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014
	(in thousands)
Income tax expense	$39,058	$15,551
The effective tax rate was 39.3% for the thirty-nine weeks ended October 31, 2015 compared to 37.0% for the thirty-nine weeks ended November 1, 2014. The tax rate for the thirty-nine weeks ended November 1, 2014 reflected the release of uncertain tax positions following the conclusion of a multi-year IRS tax examination in the second quarter of 2014.
We anticipate that our full year effective tax rate will be approximately 39% in 2015.

Adjusted Net Income
The following table presents Adjusted Net Income and Adjusted Earnings Per Diluted Share for the stated periods which eliminate the non-core operating costs incurred in connection with the redemption of our Senior Notes in the first quarter of 2015:

	Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014
	(in thousands)
Adjusted Net Income	$66,313	$26,535	*
Adjusted Earnings Per Diluted Share	$0.78	$0.31	*
* No adjustments were made to net income or earnings per diluted shares for the thirty-nine weeks ended November 1, 2014.
We supplement the reporting of our financial information determined under GAAP with certain non-GAAP financial measures: adjusted net income and adjusted earnings per diluted share. We believe that these non-GAAP measures provide meaningful information to assist stockholders in understanding our financial results and assessing our prospects for future performance. Management believes adjusted net income and adjusted earnings per diluted share are important indicators of our operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results, and provide a better baseline for analyzing trends in our underlying business. In addition, adjusted earnings per diluted share is used as a performance measure in our executive compensation program for purposes of determining the number of equity awards that are ultimately earned. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported net income and reported earnings per diluted share. These non-GAAP financial measures reflect an additional way of viewing our operations that, when viewed with our GAAP results and the below reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of our business. We strongly encourage investors and stockholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.
The table below reconciles the non-GAAP financial measures, adjusted net income and adjusted earnings per diluted share, with the most directly comparable GAAP financial measures, net income and earnings per diluted share. No adjustments were made to net income or earnings per diluted share for the thirteen weeks ended October 31, 2015 or the thirteen and thirty-nine weeks ended November 1, 2014, and therefore no tabular reconciliation has been included for those periods.

	Thirty-Nine Weeks Ended October 31, 2015
(in thousands, except per share amounts)	Net Income		Earnings per Diluted Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$60,397		$0.71	85,009
Interest Expense (a) *	5,916	*	0.07
Adjusted Non-GAAP Measure	$66,313		$0.78

(a)
Includes the redemption premium paid, the write-off of unamortized debt issuance costs, and the write-off of the unamortized debt discount related to the redemption of all $200.9 million of our Senior Notes.

* Items were tax affected at our statutory rate of approximately 39% for the thirty-nine weeks ended October 31, 2015.

Liquidity and Capital Resources
A summary of cash provided by or used in operating, investing, and financing activities is shown in the following table:

	Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014
	(in thousands)
Provided by (used in) operating activities	$55,633	$(1,993)
Used in investing activities	(85,048)	(87,581)
Used in financing activities	(225,033)	(4,539)
Decrease in cash and cash equivalents	(254,944)	(94,070)
Cash and cash equivalents at end of period	$91,215	$217,814
Our business relies on cash flows from operations as our primary source of liquidity, with the majority of that cash flow being generated in the fourth quarter of the year. Our primary operating cash needs are for merchandise inventories, payroll, store rent, and marketing. For the thirty-nine weeks ended October 31, 2015, our cash flows from operations were $55.6 million compared to a use of cash of $2.0 million for the thirty-nine weeks ended November 1, 2014. The increase in cash flows in the current year was primarily driven by the improved profitability of the business.
In addition to cash flow from operations, we have access to additional liquidity, if needed, through borrowings under our Revolving Credit Facility. As of October 31, 2015, we had $247.2 million available for borrowing under our Revolving Credit Facility. Refer to Note 8 of our unaudited Consolidated Financial Statements for additional information on our Revolving Credit Facility.
We also use cash for capital expenditures and financing transactions. For the thirty-nine weeks ended October 31, 2015 we had capital expenditures of approximately $85.0 million. These relate primarily to new outlet stores, store remodels, and information technology projects to support our growth pillars. We expect capital expenditures for the remainder of 2015 to be approximately $27 million to $32 million, primarily driven by new store construction, remodels, and investments in information technology. These capital expenditures do not include the impact of landlord allowances, which are expected to be approximately $7.5 million to $9.5 million for the remainder of 2015.
In addition to the cash uses noted previously, in the first quarter of 2015, we redeemed all $200.9 million of our Senior Notes for an aggregate amount equal to $205.3 million, which includes the applicable redemption premium. We also repurchased 1.1 million shares of our common stock for an aggregate amount equal to $22.0 million, including commissions, during the third quarter of 2015 under our 2014 Repurchase Program. Subsequent to the end of the quarter, we repurchased an additional 1.0 million shares of our common stock under our 2014 Repurchase Program for an aggregate amount equal to $18.0 million, including commissions. The 2014 Repurchase Program expired on November 28, 2015, 18 months after its adoption. In total, we repurchased 2.1 million shares of our common stock under the 2014 Repurchase Program for an aggregate amount equal to $40.0 million, including commissions, since the program was approved on May 28, 2014.
On December 9, 2015, our Board of Directors approved a new share repurchase program for up to $100 million of the Company’s outstanding common stock. Share repurchases will be funded using the Company’s available cash, including cash on hand or cash available under the Company’s revolving credit facility, and are expected to be executed over the next 12 months.
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
Contractual Obligations
With the exception of our redemption of $200.9 million of Senior Notes and resulting elimination of $61.5 million of scheduled cash interest payments through March 2018, our contractual obligations and other commercial commitments did not change materially between January 31, 2015 and October 31, 2015. For additional information regarding our contractual obligations as of January 31, 2015, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 31, 2015.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our Revolving Credit Facility bears interest at variable rates, however, we did not borrow any amounts under the Revolving Credit Facility during the thirty-nine weeks ended October 31, 2015. Changes in interest rates are not expected to have a material impact on our future earnings or cash flows given our limited exposure to such changes.
Foreign Currency Exchange Risk
All of our merchandise purchases are denominated in U.S. dollars, therefore we are not exposed to foreign currency exchange risk on these purchases. However, we currently operate 17 stores in Canada, with the functional currency of our Canadian operations being the Canadian dollar. Our Canadian operations have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation, but the transactions resulting in such accounts do expose us to foreign currency exchange risk. Currently, we do not utilize hedging instruments to mitigate foreign currency exchange risks. As of October 31, 2015, a hypothetical 10% change in the Canadian dollar foreign exchange rate would not have had a material impact on our results of operations.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 31, 2015.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the third quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS.
Information relating to legal proceedings is set forth in Note 10 to our unaudited Consolidated Financial Statements included in Part I of this Quarterly Report and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.
In addition to the other information set forth in this Quarterly Report, careful consideration should be given to the risk factors set forth in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended January 31, 2015, any of which could materially affect our business, operations, financial position, stock price, or future results. The risks described herein and in our Annual Report on Form 10-K for the year ended January 31, 2015, are important to an understanding of the statements made in this Quarterly Report, in our other filings with the SEC, and in any other discussion of our business. These risk factors, which contain forward-looking information, should be read in conjunction with Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the unaudited Consolidated Financial Statements and related notes included in this Quarterly Report.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding the purchase of shares of our common stock made by or on behalf of the Company or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during each month of the quarterly period ended October 31, 2015:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (2)
	(in thousands, except per share amounts)
August 2, 2015 - August 29, 2015	1	$18.46	—	$100,000
August 30, 2015 - October 3, 2015	1,062	$19.33	1,036	$80,000
October 4, 2015 - October 31, 2015	115	$18.84	106	$78,000
Total	1,178		1,142
(1) Includes shares of restricted stock purchased in connection with employee tax withholding obligations under the 2010 Plan.
(2) On May 28, 2014, the Board authorized us to repurchase up to $100 million of our common stock during the 18 month period following the authorization using available cash, including cash on hand or cash available for borrowing under our Revolving Credit Facility. On November 28, 2015, the 2014 Repurchase Program expired. On December 9, 2015, the Board approved a new share repurchase program for up to $100 million of the Company’s outstanding common stock. This new program succeeds the Company’s prior share repurchase program, which expired on November 28, 2015 and under which the Company repurchased approximately 2.1 million shares for a total cost of $40 million. Share repurchases will be funded using the Company’s available cash, including cash on hand or cash available under the Company’s revolving credit facility, and are expected to be executed over the next 12 months. Under the program, the Company may repurchase shares in the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and actual number of shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, and other business and market conditions. The share repurchase program may be suspended, modified or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.     OTHER INFORMATION.
On December 9, 2015, the Board approved a new share repurchase program for up to $100 million of the Company’s outstanding common stock. This new program succeeds the Company’s prior share repurchase program, which expired on November 28, 2015 and under which the Company repurchased approximately 2.1 million shares for a total cost of $40 million. Share repurchases will be funded using the Company’s available cash, including cash on hand or cash available under the Company’s revolving credit facility, and are expected to be executed over the next 12 months. Under the program, the Company may repurchase shares in the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and actual number of shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, and other business and market conditions. The share repurchase program may be suspended, modified or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the program.

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

Date:	December 9, 2015	EXPRESS, INC.

		By:	/s/ Periclis Pericleous
Periclis Pericleous
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)