Form 10-K
period 2016-01-30
EXPRESS, INC.
filed 2016-03-30
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

Aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of August 1, 2015: $1,559,186,628.
 The number of outstanding shares of the registrant's common stock was 78,506,086 as of March 18, 2016.

DOCUMENT INCORPORATED BY REFERENCE:

Portions of the registrant's definitive proxy statement for its Annual Meeting of Stockholders, to be held on June 8, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I
ITEM 1. BUSINESS.
In this section, "Express", "we", "us", "the Company", and "our" refer to Express, Inc. and its consolidated subsidiaries as a combined entity. Our fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. All references herein to "2015", "2014", and "2013" refer to the 52-week periods ended January 30, 2016, January 31, 2015, and February 1, 2014, respectively.
General
Express is a specialty apparel and accessories retailer offering both women's and men's merchandise. We have over 35 years of experience offering a distinct combination of style and quality at an attractive value, targeting women and men between 20 and 30 years old. We offer our customers an assortment of fashionable apparel and accessories to address fashion needs across multiple aspects of their lifestyles, including work, casual, jeanswear, and going-out occasions.
As of January 30, 2016, we operated 653 stores across the United States, in Canada, and in Puerto Rico, including 81 factory outlet stores. Our stores are located primarily in high-traffic shopping malls, lifestyle centers, outlet centers, and street locations, and average approximately 8,650 gross square feet. We also sell our products through our e-commerce website, www.express.com, and our mobile app, and have franchise agreements with franchisees who operate Express locations in Latin America, the Middle East, and South Africa. Our 2015 merchandise sales were comprised of approximately 63% women's merchandise and approximately 37% men's merchandise.
We report one segment, which includes the operation of our brick-and-mortar retail and outlet stores, e-commerce operations, and franchise operations. Additional information about our reportable segment can be found in Note 2 of our Consolidated Financial Statements.
Competitive Strengths
We believe that our primary competitive strengths are as follows:
Established Lifestyle Brand. With over 35 years of heritage, the Express brand represents a distinctive point of view that is confident, sexy, and vibrant. We believe that our customers view Express as a fashion authority and look to us to provide them with the latest fashions that meet their multifaceted lifestyles and allow them to express their individual styles. The Express brand differentiates itself by offering (1) a balanced assortment of core styles and the latest fashions; (2) products that address fashion needs across multiple wearing occasions, including work, casual, jeanswear, and going-out; and (3) quality products at an attractive value.
Data Driven Processes. Our data driven processes allow us to test approximately three-quarters of our merchandise in select stores and online before placing orders for our broader store base. In addition, we assess sales data and new product development on a weekly basis in order to make in-season inventory adjustments where possible, which allows us to respond to the latest trends. We believe that we have an efficient, diversified, and flexible supply chain, including a network of buying agents and third-party manufacturers located throughout the world, that allows us to quickly identify and respond to trends and bring a tested assortment of high quality products at competitive prices to our stores.
Strong and Tenured Team. Our leadership team has extensive experience in the specialty retail apparel business, including in the areas of fashion design and merchandising, manufacturing, marketing, customer experience, e-commerce, store operations, technology, planning and allocation, and real estate, as well as other diverse business experiences that we believe are valuable to us as we continue to execute our growth strategy. Experience and tenure with Express extends deep into our organization, including district and store managers.
Our Products
The majority of our apparel designs are created by our in-house design team, and we believe we have developed a portfolio of apparel products that have significant brand value, including the Portofino shirt, Editor pant, and 1MX shirt. We focus on providing our customers with attractively-priced merchandise that is well-constructed and made from quality materials that are designed to last for several seasons, and believe our customers value our consistent fits and detailing.
We plan our product assortments and display them in our stores and online in a coordinated manner to encourage our customers to purchase multi-item outfits as opposed to individual items. We believe this allows us to better meet our customers' shopping objectives while differentiating our product line from competitors. On average, our customers purchase two to three items per transaction. We monitor cross-selling trends in order to optimize our in-store and online product assortment and collection recommendations.
Sourcing
Our Sourcing Methods
We utilize a broad base of manufacturers located throughout the world that we believe produce goods at the level of quality that our customers desire and can supply products to us on a timely basis at competitive prices. We do not own or operate any manufacturing facilities and, as a result, contract with third-party vendors for the production of all of our merchandise. We purchase both apparel and accessories through buying agents and directly from vendors. In exchange for a commission, our buying agents identify suitable vendors and coordinate our purchasing requirements with vendors by placing orders for merchandise on our behalf, ensuring the timely delivery of goods to us, obtaining samples of merchandise produced in factories, inspecting finished merchandise, and carrying out vendor compliance monitoring and administrative communications on our behalf.
We purchase the majority of our merchandise outside of the United States through arrangements with approximately 75 vendors utilizing approximately 306 manufacturing facilities located in approximately 19 countries throughout the world, primarily in Asia and South and Central America. The top five countries, based on total cost of merchandise purchased, from which we sourced our merchandise in 2015 were China, Vietnam, Indonesia, the Philippines, and Sri Lanka. Our top 10 manufacturing facilities, based on cost, supplied approximately 30% of our merchandise in 2015. We purchase our merchandise using purchase orders and, therefore, are not subject to long-term production contracts with any of our vendors, manufacturers, or buying agents.
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
The third-party distribution facility in Groveport is used to fulfill all orders placed through our website. Merchandise at this facility is received from our Columbus distribution facility, warehoused, and then sent directly to customers via third-party delivery services upon order. The agreement we have with the third party who operates the e-commerce distribution facility and fulfills our e-commerce orders will terminate on May 31, 2016. We have selected a new service provider to provide e-commerce fulfillment services to us that we believe will be able to meet our increasing volume demands and the advanced capabilities needed to meet our customers' expectations for speed of delivery and other related services. This new third-party distribution facility for e-commerce is located in Richwood, Kentucky. We believe that we will be able to successfully transition e-commerce fulfillment to the new service provider prior to May 31, 2016 without any significant disruption in service.

Store Locations
As of January 30, 2016, we operated a total of 653 stores in 47 states across the United States, as well as in Puerto Rico, and Canada.
The following store list shows the number of stores we operated in the United States and Puerto Rico as of January 30, 2016:

Location	Count	Location	Count	Location	Count
Alabama	6	Louisiana	9	Ohio	20
Arizona	11	Maine	2	Oklahoma	5
Arkansas	4	Maryland	12	Oregon	4
California	79	Massachusetts	18	Pennsylvania	27
Colorado	10	Michigan	22	Puerto Rico	4
Connecticut	11	Minnesota	14	Rhode Island	3
Delaware	2	Mississippi	3	South Carolina	9
Florida	51	Missouri	12	South Dakota	1
Georgia	17	Nebraska	4	Tennessee	10
Hawaii	2	Nevada	9	Texas	52
Idaho	1	New Hampshire	4	Utah	6
Illinois	32	New Jersey	22	Vermont	1
Indiana	12	New Mexico	3	Virginia	16
Iowa	8	New York	46	Washington	10
Kansas	5	North Carolina	16	West Virginia	2
Kentucky	6	North Dakota	1	Wisconsin	12
				Total	636
The following store list shows the number of stores we operated in Canada as of January 30, 2016:

Location	Count
Alberta	4
British Columbia	2
Ontario	11
Total	17

The following store list shows the number of stores operated by our franchisees by country as of January 30, 2016:

Location	Count
Middle East
Kingdom of Saudi Arabia	5	*
United Arab Emirates	3	*
Kuwait	1	*
Lebanon	1	*

Latin America
Mexico	11
Colombia	2
Costa Rica	2
El Salvador	1
Guatemala	1
Panama	1

Africa
South Africa	5	*

Total	33
* Subsequent to year-end, we announced the termination of the franchise agreements covering these countries which we expect to result in the closure of these stores in 2016.
Omni-Channel Customer Experience
We are committed to creating an omni-channel customer experience that offers a seamless shopping experience whether the customer is shopping in a store or online through a desktop, tablet, or mobile device. We believe that the lines between our store and e-commerce channels are disappearing as customers increasingly interact with us both in-store and online and often through their mobile devices while in our stores. As a result, we are focused on leveraging the best of both channels to create an exceptional omni-channel experience.
We design our stores to create a distinctive and engaging shopping environment and project our image of Express as a fashion authority for our target demographic. Our stores feature a vibrant and youthful look, bright signage, and popular music. Our stores are constructed and finished to allow us to efficiently shift merchandise displays throughout the year as seasons dictate. To further enhance our customers' experience, we seek to attract enthusiastic store associates who are committed to offering a high level of customer service. We believe our managers and associates deliver a superior shopping experience as a result of the training we provide, the culture of accountability we foster, the incentives we offer, and the decision-making authority we grant to store managers. On average, our store managers have been with Express for over five years.
Our e-commerce capabilities focus on creating an engaging and easy shopping experience that supports a vibrant, young fashion consumer, whether on a mobile device, tablet, or at a desktop. We have made significant enhancements to our online customer experience making shopping easier for customers, including features such as in-store product availability and enhancements to the mobile app companion shopping experiences we introduced in 2015.
We plan to make additional investments in our omni-channel capabilities in 2016, including further enhancements to our mobile app, more personalization of customer offers, and completion of a new order management system which will allow us to utilize our inventory more efficiently. We expect these investments to improve the customer experience, increase conversion rates, and improve overall sales and margin performance.
Competition
The apparel retail market is highly competitive. We compete with other brick-and-mortar and e-commerce retailers that engage in the retail sale of women's and men's apparel, accessories, and similar merchandise. We compete on the basis of a combination of factors, including, among others, style, breadth, quality, and price of merchandise offered, in-store and on-line experience, level of customer service, and brand image. See "Competitive Strengths" for a description of how we believe we differentiate ourselves from our competitors. Our future success will depend in substantial part on our ability to anticipate and respond quickly to fashion trends, offer our customers the products they want, where and when they want them, maintain the strength of the Express brand in the United States, increase awareness of the Express brand, and acquire new customers.
Technology
We use information technology to improve the customer experience, both in-store and on-line, and differentiate ourselves from competitors. Our information technology systems provide a full range of business process support and information to our store, e-commerce, merchandising, financial, and real estate teams. We utilize a combination of customized and industry standard software systems to provide various functions related to point-of-sale, inventory management, design, planning and allocation, and financial reporting. During 2015, we continued to invest in new systems to provide additional capabilities to support our growth initiatives. In 2016, we anticipate continued capital expenditures for systems upgrades related to a new order management system, a new retail management system, and a new enterprise planning system, all of which are expected to launch in 2016. There are risks associated with the implementation of new systems. Refer to Item 1A Risk Factors for additional information.
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
Regulation and Legislation
We are subject to labor and employment laws and regulations, including minimum wage requirements, intellectual property laws, consumer protection laws and regulations, including those governing advertising and promotions, privacy, and product safety, and laws and regulations with respect to the operation of our stores and business generally, including the Foreign Corrupt Practices Act and as a result of being a public company. In addition, we are subject to United States customs laws and similar laws of other countries associated with the import and export of merchandise.
Employees
We currently employ approximately 18,000 employees. Approximately 900 employees are based at our home office locations in either Columbus or New York City, approximately 70 are field-based regional managers, approximately 1,700 are in-store managers or co-managers, and approximately 15,400 are in-store sales associates. Approximately 19% and 81% of our Associates are full-time and part-time, respectively. None of our employees are represented by a union, and we have had no labor-related work stoppages. We believe our relations with our employees are good.
Seasonality
Our business is seasonal. We define our seasons as Spring (first and second quarters) and Fall (third and fourth quarters). Historically, we have realized a higher portion of our net sales and net income in the Fall season due primarily to the impact of the holiday season. In 2015, approximately 56% of our net sales were generated in the Fall season, while approximately 44% were generated in the Spring season. Cash needs are typically higher in the third quarter due to inventory-related working capital requirements for early Fall and holiday selling periods. Our business is also subject, at certain times, to calendar shifts, which may occur during key selling periods close to holidays such as Easter, Thanksgiving, and Christmas, and regional fluctuations for events such as sales tax holidays.
Corporate History
We opened our first store in 1980, in Chicago, Illinois as a division of Limited Brands, Inc. (now known as L Brands, Inc.), and launched our men’s apparel line in 1987, which was rebranded under the name Structure in 1989. In 2001, we began to consolidate our separate women’s and men’s stores into combined dual-gender stores under the Express brand. In 2007, Golden Gate Capital acquired 75% of the equity interests in our business from an affiliate of Limited Brands, Inc. and we began to operate as a standalone company. In May 2010, the Company converted to a Delaware corporation, held an initial public offering, and listed its shares on the New York Stock Exchange. Subsequent to our initial public offering, Golden Gate Capital and Limited Brands, Inc. sold their remaining interests in the Company and are no longer affiliated with Express.

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
ITEM 1A. RISK FACTORS.
Our business faces a number of risks. The risks described below are the items of most concern to us, however these are not all of the risks we face. Additional risks and uncertainties not presently known to us, that apply to similar businesses more generally, or that we currently consider immaterial may also impair our business operations.
RISK FACTORS
Our business is sensitive to consumer spending and general economic conditions. Recessionary, slow growth, or other difficult economic conditions could adversely affect our financial performance.
Consumer purchases of discretionary retail items, including our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. Our business is impacted by factors that affect domestic and worldwide economic conditions, particularly those that affect our target demographic, including unemployment levels, levels of consumer debt, availability of consumer credit, levels of student debt, healthcare costs, reductions in net worth, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, consumer confidence, value of the United States dollar versus foreign currencies, and other macroeconomic factors. A deterioration in economic conditions may reduce the level of consumer spending and inhibit consumers' use of credit, which may adversely affect our revenues and profits. In recessionary periods, we may have to increase the number of promotional sales or otherwise dispose of inventory for which we have previously paid to manufacture, which could adversely affect our profitability. Our financial performance may be particularly susceptible to economic and other conditions in regions or states where we have a significant number of stores.
In addition, difficult economic conditions may exacerbate some of the other risks described in this Item 1.A. Risk Factors, including those risks associated with increased competition, decreases in mall traffic, brand reputation, our ability to develop and maintain a reliable omni-channel customer experience, our ability to execute our growth initiatives, the interruption of the production and flow of merchandise, and leasing substantial amounts of space. The risks could be exacerbated individually or collectively.
Our business is highly dependent upon our ability to identify and respond to new and changing fashion trends, customer preferences, and other related factors. Our inability to identify and respond to these new trends may lead to inventory markdowns and write-offs, which could adversely affect us and our brand image.
Our focus on fashion-conscious young women and men means that we have a target market of customers whose preferences cannot be predicted with certainty and are subject to frequent change. Our success depends in large part upon our ability to effectively identify and respond to changing fashion trends and consumer demands and to translate market trends into desired product offerings. Our failure to identify and react appropriately to new and changing fashion trends or tastes, or to accurately forecast demand for certain product offerings could lead to, among other things, excess or insufficient amounts of inventory, markdowns, and write-offs, which could materially adversely affect our business. Because our success depends significantly on our brand image, damage to our brand image as a result of our failure to identify and respond to changing fashion trends could have a material negative impact on us.
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
Our sales and results of operations are affected on a seasonal basis by a variety of factors, including consumer demand, our product offerings relative to customer demand, changes in our merchandise mix, the timing, number, and types of promotions we offer, actions of our competitors or mall anchor tenants, the ratio of online sales to store sales, the effectiveness of our inventory management, holiday and seasonal periods, changes in general economic conditions and consumer spending patterns, customer traffic, and weather conditions. As a result, our results of operations fluctuate on a quarterly basis and relative to corresponding periods in prior years, and any of these factors could adversely affect our business and could cause our financial results to decline. For example, our third and fourth quarter net sales are impacted by early Fall shopping trends and the holiday season. Any significant decrease in net sales during the early Fall selling period or the holiday season would have a material adverse effect on us. In addition, in order to prepare for these seasons, we must order and keep in stock significantly more merchandise than we carry during other parts of the year. This inventory build-up may require us to expend cash faster than we generate it by our operations during this period. Any unanticipated decrease in demand for our products during these peak shopping seasons could require us to sell excess inventory at a substantial markdown, which could have a material adverse effect on our business, results of operations, financial condition, and our brand image with customers.
We face significant competition from other retailers that could adversely affect our ability to generate higher net sales and margins as well as our ability to obtain favorable store locations.
We face substantial competition in the specialty retail apparel and accessories industry and expect to face increased competition as retail brands increasingly expand their reach across the world, including into the United States. Some of our competitors have greater financial, marketing, and other resources available. Many of our competitors sell their products in stores that are located in the same shopping malls or lifestyle centers as our stores and many also sell their products online either exclusively or in addition to brick-and-mortar stores. Our competitors may sell substantially similar products at reduced prices, increasing the competitive pricing pressure for those products. In addition to competing for sales, we compete for favorable site locations and lease terms in shopping malls and lifestyle centers, and our competitors may be able to secure more favorable locations than us as a result of their relationships with, or appeal to, landlords or their willingness and ability to pay more for leased space. We also compete with other retailers for personnel. The competition for retail talent is increasing, and we may not be able to secure the talent we need to operate our stores without increasing wages. We cannot assure you that we will be able to compete successfully against existing or future competitors, and our inability to do so could have a material adverse effect on us.
Our ability to attract customers to our stores that are located in malls or other shopping centers depends heavily on the success of these malls and shopping centers, and continued decreases in customer traffic in these malls or shopping centers could cause our net sales and our profitability to be less than expected.
A significant number of our stores are located in malls and other shopping centers and many of these malls and shopping centers have been experiencing declines in customer traffic. Our sales at these stores are dependent, to a significant degree, upon the volume of traffic in those shopping centers and the surrounding area, however our costs associated with these stores are essentially fixed. In times of declining traffic and sales, our ability to leverage these costs and our profitability are negatively impacted. Our stores benefit from the ability of a shopping center's other tenants to generate consumer traffic in the vicinity of our stores and the continuing popularity of the shopping center as a shopping destination. Our sales volume and traffic has been and may continue to be adversely affected by, among other things, a decrease in popularity of malls or other shopping centers in which our stores are located, the closing of anchor stores important to our business, a decline in popularity of other stores in the malls or shopping centers in which our stores are located, or a deterioration in the financial condition of shopping center operators or developers which could, for example, limit their ability to finance tenant improvements for us and other retailers. A reduction in consumer traffic as a result of these or any other factors could have a material adverse effect on us.
Our business depends in part on a strong brand image. If we are unable to maintain and enhance our brand, or our brand reputation is damaged for any reason, we may fail to attract customers and suffer a significant decline in sales.
Our ability to maintain our reputation is critical to our brand image. Our reputation could be jeopardized if we fail to maintain high standards for merchandise quality and integrity, fail to maintain high ethical, social, and environmental standards for all of our operations and activities, or we fail to appropriately respond to concerns associated with any of the foregoing or any other concerns from our customers. Failure to comply with local laws and regulations, to maintain an effective system of internal controls, or to provide accurate and timely financial statement information could also hurt our reputation. We also rely on franchisees to help us maintain our brand image and any failure to do so could have a negative impact on us. Damage to our reputation or loss of consumer confidence for any of these reasons may reduce demand for our products and have a material adverse effect on our business, financial condition, and results of operations, as well as require additional resources to rebuild our reputation.
If we are unable to successfully adapt to consumer shopping preferences and develop and maintain a relevant and reliable omni-channel experience for our customers, our financial performance and brand image could be adversely affected.
Our business continues to evolve from a largely brick-and-mortar retail business to an omni-channel retail business. While historically we interacted with our customers largely through our in-store experience, increasingly we interact with our customers across a variety of different channels, including in-store, online at www.express.com, through mobile technologies, including the Express mobile app, and social media. Our customers are increasingly using tablets and mobile phones to make purchases online and to help them in making purchasing decisions when in our stores. Our customers also engage with us online by providing feedback and public commentary about all aspects of our business. Omni-channel retailing is rapidly evolving and our success depends on our ability to anticipate and implement innovations in customer experience and logistics in order to appeal to customers who increasingly rely on multiple channels to meet their shopping needs.  If for any reason we are unable to implement our omni-channel initiatives, provide a convenient and consistent experience for our customers across all channels, or provide our customers the products they want, when and where they want them, then our financial performance and brand image could be adversely affected.
We rely significantly on information systems and any failure, inadequacy, interruption, or security failure of those systems could harm our ability to effectively operate our business, cause a decrease in our net sales, increase our expenses, and harm our reputation.
Our ability to effectively manage and maintain our inventory, ship products to our stores and our customers on a timely basis, communicate with our customers, conduct customer transactions, and otherwise operate our business depends significantly on our information systems. The failure of our information systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could adversely impact our merchandise distribution, transaction processing, financial accounting and reporting, the efficiency of our operations, and our ability to properly forecast earnings and cash requirements. We could be required to make significant additional expenditures to remediate any such failure, problem, or breach, and may be subject to legal claims as a result of such failure. To effectively carry out our growth initiatives, we will need to continue to improve and expand our operational and financial systems, transaction processing, internal controls, and business processes. For example, we are currently in the process of implementing a new retail management system, a new order management system, and a new enterprise planning system, all of which are scheduled to launch in 2016. In doing so, we could encounter implementation issues and incur substantial additional expenses. Such events may have a material adverse effect on us.
We sell merchandise through our website, www.express.com. Our online sales may be adversely affected by interruptions in our ability to conduct sales through our website, due to failure of computer systems, failure of third-party technology and service providers on which we rely, telecommunications failures, security breaches, denial of service attacks, sabotage, or similar disruptions. Furthermore, functionality on our website may be limited or interrupted to the extent technology we use becomes the subject of a patent or other intellectual property dispute and we are unable to secure a license to use such technology or develop alternative functionality.
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
We may be exposed to risks and costs associated with the loss of customer information that would cause us to incur unexpected expenses and loss of revenues.
We collect customer data, including encrypted credit card information, in our stores and online. For our sales channels to function successfully, we and third parties involved in processing customer transactions for us must be able to transmit confidential information, including credit card information, securely over public networks. We cannot guarantee that any of our security measures or the security measures of third parties with whom we work will effectively prevent others from obtaining unauthorized access to our customers’ information. If such a breach were to occur, customers could lose confidence in our ability to secure their information and choose not to purchase from us. Any unauthorized access to customer information could expose us to data loss or manipulation, litigation and legal liability, and could seriously disrupt operations, negatively impact our marketing capabilities, cause us to incur significant expenses to notify customers of the breach and for other remediation activities, and harm our reputation and brand, any of which could adversely affect our financial condition and results of operations.
In addition, state, federal, and foreign governments are increasingly enacting laws and regulations to protect consumers against identity theft and consumer privacy. These laws and regulations will likely increase the costs of doing business, and if we fail to implement appropriate security measures or detect and provide prompt notice of unauthorized access as required by some of these laws and regulations, we could be subject to potential claims for damages and other remedies, which could adversely affect our business and results of operations.
We do not own or operate any manufacturing facilities and therefore depend upon third parties for the manufacture of all of our merchandise. The inability of a manufacturer to ship goods on-time to our specifications or to operate in compliance with our Vendor Code of Conduct or applicable laws could negatively impact our business.
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
If any of our manufacturers fails to comply with applicable laws or our Vendor Code of Conduct, or engage in any socially unacceptable business practices such as poor working conditions, child labor, disregard for environmental standards, or otherwise, our brand reputation could be negatively impacted and our results of operations could in turn be materially adversely affected.
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
We purchase the majority of our merchandise outside of the United States through arrangements with approximately 75 vendors, utilizing approximately 306 manufacturing facilities located throughout the world, primarily in Asia and Central and South America. Political, social, or economic instability in Asia, Central, or South America, or in other regions where our products are made, could cause disruptions in trade, including exports. Other events that could also cause disruptions to our supply chain include:

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
 We cannot predict whether the countries in which our merchandise is manufactured, or may be manufactured in the future, will be subject to new or additional trade restrictions imposed by the United States or other foreign governments, including the likelihood, type, or effect of any such restrictions. Trade restrictions, including new or increased tariffs or quotas, embargoes, safeguards, and customs restrictions against apparel items, as well as labor strikes and work stoppages or boycotts, could increase the cost or reduce or delay the supply of apparel available to us and adversely affect our business, financial condition, or results of operations.
If we encounter difficulties associated with distribution facilities or if they were to shut down for any reason, we could face shortages of inventory in our stores, delayed shipments to our online customers, and harm to our reputation. Any of these issues, as well as loss of the use of our corporate offices due to natural disasters or otherwise could have a material adverse effect on our business operations.
Our distribution facilities are operated by third parties. Our Columbus facility operates as our central distribution facility and supports our entire North American business. All of our merchandise is shipped to the central distribution facility from our vendors and is then packaged and shipped to our stores or the e-commerce distribution facility in Groveport, Ohio for further distribution to our online customers. The success of our stores and the satisfaction of our online customers depend on their timely receipt of merchandise. The efficient flow of our merchandise requires that the third parties who operate the distribution facilities have adequate capacity to support our current level of operations and any anticipated increased levels that may follow from the growth of our business or during peak seasons.
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
The agreement we have with the third party who operates the e-commerce distribution facility is scheduled to terminate May 31, 2016. We are currently in the process of transitioning the e-commerce fulfillment services to another third-party service provider and are developing a new order management system that will be required in order to transition the services. If we are unable to transition these services before May 31, 2016 or otherwise suffer any significant disruption in service as a result of the transition, we may be unable to accept or fulfill customer orders placed online, which could cause a material adverse effect on our business due to loss of sales, customer dissatisfaction, and harm to our reputation, among other things.
In addition to our distribution facilities, our corporate offices are also vulnerable to damage from natural disasters, fire, and other unexpected events which could cause us to experience significant disruption in our business, resulting in lost sales and productivity, and causing us to incur significant expense to repair, any of which could have a material adverse effect on our business.
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
We depend on the leadership and experience of our key executive management. The loss of the services of any of our key executives could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace them on a timely basis or without incurring increased costs, or at all. We believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. There is a high level of competition for experienced, successful personnel in the retail industry. Our inability to meet our talent requirements in the future could impair our growth and harm our business.

The success of our growth strategy, including improving the productivity of our existing stores, opening new outlet stores, and growing our e-commerce business, is dependent on a number of factors and our inability to execute our growth strategy or accomplish our other business objectives could negatively impact the value of our business.
Our growth strategy is partially dependent on our ability to improve the productivity of our existing stores, open new outlet stores, and grow our e-commerce business. We are simultaneously pursuing other business objectives, including increasing profitability, supporting and developing our Associates, providing an exceptional brand and customer experience, and upgrading and enhancing our systems and processes. This will place increased demands on our financial, operational, managerial, and administrative resources, which could distract our focus and cause business performance to decline. For example, as we look for ways to expand our product offerings to improve store productivity and grow our e-commerce business, we could lose focus on our existing product offerings, which could cause a decrease in sales. Many of our objectives, including upgrading our systems, elevating our customer experience, and sharpening our brand position, require significant financial investments that may not provide a return in the near term or at all.
With respect to our desire to open new outlet stores, we are reliant upon our ability to obtain desirable store locations, negotiating acceptable leases, opening stores on budget and in a timely manner, supplying merchandise that is differentiated from our retail store merchandise, the continued popularity of outlet centers, and successfully hiring and training store managers and sales associates. We historically have received landlord allowances related to store build outs which offset certain capital expenditures we must make to open a new store. If landlord allowances cease to be available to us in the future or are decreased, opening new stores would require more capital outlay, which could adversely affect our ability to open new stores. Furthermore, to the extent we open new outlet stores in markets where we have existing stores, our existing stores in those markets may experience reduced net sales.
Executing our growth initiatives and achieving our objectives is dependent upon our ability to successfully execute against such initiatives and objectives. There can be no guarantee that these initiatives or objectives will result in improved operating results or an increase in the value of the business.
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
If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Moreover, even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under that lease. As of January 30, 2016, our minimum annual rental obligations under long-term lease arrangements for 2016 and 2017 were $227.8 million and $197.8 million, respectively. Our inability to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close could materially adversely affect us.

We rely on third parties to provide us with certain key services for our business. If any of these third parties fails to perform their obligations to us or declines to provide services to us in the future, we may suffer a disruption to our business. Furthermore, we may be unable to provide these services or implement substitute arrangements on a timely basis on terms favorable to us.
We rely on many different third parties to provide us with key services. For example, we rely on a third party to operate our central distribution facility in Columbus, Ohio and to provide certain inbound and outbound transportation and delivery services, distribution services, customs, and brokerage services. We also rely on another third party to provide us with logistics and other services related to our e-commerce operations. In connection with our sourcing activities, we rely on approximately 75 buying agents and vendors to help us source products from approximately 306 manufacturing facilities, and in connection with our marketing activities, we rely on third parties to administer our customer database, our loyalty program, and our gift cards. We also rely on third-party technology providers to provide us with various technology services and we rely on a third party to administer certain aspects of our payroll. If any of these third parties fails to perform their obligations to us or declines to provide services to us in the future, we may suffer a disruption to our business or increased costs. Furthermore, we may be unable to provide these services or implement substitute arrangements on a timely and cost-effective basis on terms favorable to us.
There are claims made against us from time to time that can result in litigation or regulatory proceedings which could distract management from our business activities and result in significant liability.
We face the risk of litigation and other claims against us. Litigation and other claims arise in the ordinary course of our business and include commercial disputes, employment related claims, including wage and hour claims, intellectual property disputes, such as trademark, copyright, and patent infringement disputes, consumer protection and privacy matters, product-related allegations, and premises liability claims. See Note 13 to our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" in Part II of this Annual Report on Form 10-K.
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
We are subject to numerous laws and regulations, including labor and employment, product safety, customs, consumer protection, privacy, zoning laws and ordinances, intellectual property laws, and other laws that regulate retailers generally or govern the import and export of goods, advertising and promotions, the sale of merchandise, product content, and the operation of stores and warehouse facilities. If these regulations were to change or were violated by our management, employees, vendors, or buying agents, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our merchandise and hurt our business and results of operations.
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
We may be unable to protect our trademarks or other intellectual property rights, may be precluded from using trademarks in certain countries, and may face claims from third parties for intellectual property infringement, any of which could harm our business.

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
The laws of certain foreign countries may not protect the use of unregistered trademarks to the same extent as do the laws of the United States. As a result, international protection of our brand may be limited, and our right to use our trademarks outside the United States could be impaired. Other persons or entities may have rights to trademarks that contain portions of our marks or may have registered similar or competing marks for apparel and/or accessories in foreign countries. There may also be other prior registrations of trademarks identical or similar to our trademarks in other foreign countries. Accordingly, it may be possible for others to prevent the sale or manufacture of our branded goods or the operation of Express stores in certain foreign countries. Our inability to register our trademarks or purchase or license the right to use the relevant trademarks in these jurisdictions could limit our ability to penetrate new markets in jurisdictions outside the United States.
Litigation may be necessary to protect and enforce our trademarks and other intellectual property rights, or to defend against claims by third parties alleging that we infringe, dilute, or otherwise violate third-party trademarks or other intellectual property rights. Any litigation or claims brought by or against us, whether with or without merit, and whether successful or not, could result in substantial costs and diversion of our resources, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Any intellectual property litigation or claims against us could result in the loss or compromise of our intellectual property rights, could subject us to significant liabilities, require us to seek licenses on unfavorable terms, if available at all, prevent us from manufacturing or selling certain products, limit our ability to market or sell to our customers using certain methods or technologies, and/or require us to redesign or re-label our products or rename our brand, any of which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
The terms of our Revolving Credit Facility may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.
We are party to an Asset Based Loan Credit Agreement ("Revolving Credit Facility") that allows us to borrow up to $250 million, subject to certain terms and conditions contained in the agreement. The terms of the Revolving Credit Facility contain, and any agreements governing any future indebtedness may contain, financial restrictions on us and our ability to, among other things:

•	place liens on our assets;

•	make investments other than permitted investments;

•	incur additional indebtedness;

•	prepay certain indebtedness;

•	merge, consolidate or dissolve;

•	sell assets;

•	engage in transactions with affiliates;

•	change the nature of our business;

•	change our fiscal year or organizational documents; and

•	make other restricted payments, including share repurchases and dividends.
In addition, the Revolving Credit Facility requires us to maintain a fixed charge coverage ratio of 1.00 to 1.00, if excess availability plus eligible cash collateral is less than 10% of the borrowing base for 15 consecutive days.
A failure by us to comply with the covenants or to maintain the required financial ratios contained in the Revolving Credit Facility could result in an event of default under such indebtedness, which could adversely affect our ability to respond to changes in our business and manage our operations. Upon the occurrence of an event of default, the lenders under our Revolving Credit Facility could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the agreement and there can be no assurance that our assets would be sufficient to repay any indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern. See Note 8 to our Consolidated Financial Statements for further information relating to our indebtedness.
Our ability to pay dividends and repurchase shares is subject to restrictions in our Revolving Credit Facility, results of operations, and capital requirements.

Any determination to pay dividends or repurchase additional shares in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, our financial condition, contractual restrictions, restrictions imposed by applicable law, and other factors our Board of Directors deems relevant. Our ability to pay dividends on or repurchase our common stock is limited by the terms of the Revolving Credit Facility and may be further restricted by the terms of any future debt or preferred securities. Additionally, because we are a holding company, our ability to pay dividends on our common stock is limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us, including restrictions under the terms of the Revolving Credit Facility.
Our results may be adversely affected by fluctuations in energy costs.
Energy costs have fluctuated dramatically in the past. These fluctuations may result in an increase in our transportation costs for distribution, utility costs for our retail stores, and costs to purchase product from our manufacturers. A rise in energy costs could adversely affect consumer spending and demand for our products and increase our operating costs, both of which could have a material adverse effect on our financial condition, results of operations, or cash flows.
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
Our products are also subject to import and excise duties and/or sales or value-added taxes in many jurisdictions. Fluctuations in tax rates and duties could have a material adverse effect on our financial condition, results of operations, or cash flows.
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
Our certificate of incorporation and bylaws also contain provisions that may make the acquisition of the Company or a change in our management or Board of Directors more difficult without the approval of our Board of Directors. These provisions do the following:

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
Our certificate of incorporation also contains a provision that provides us with protections similar to Section 203 of the Delaware General Corporation Law, that will prevent us from engaging in a business combination with a person who acquires at least 15% of our common stock for a period of 3 years from the date such person acquired such common stock, unless Board or stockholder approval is obtained prior to the acquisition. These anti-takeover provisions and other provisions under Delaware law could discourage, delay, or prevent a transaction involving a change in control of our company, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions desired by stockholders.

If we fail to establish and maintain adequate internal controls over financial reporting, we may not be able to report our financial results in a timely and reliable manner, which could harm our business and impact the value of our securities.
We depend on our ability to produce accurate and timely financial statements in order to run our business. If we fail to do so, our business could be negatively affected and our independent registered public accounting firm may be unable to attest to the fair presentation of our Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (“GAAP”) and the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. If we cannot provide reliable financial reports and effectively prevent fraud, our reputation and operating results could be harmed. Even effective internal controls have inherent limitations including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting in future periods are subject to the risk that the control may become inadequate because of changes in conditions or a deterioration in the degree of compliance with the policies or procedures.
If we fail to maintain adequate internal controls, including any failure to implement new or improved controls, or if we experience difficulties in their implementation, we could fail to meet our reporting obligations, and there could be a material adverse effect on our business and financial results. In the event that our current control practices deteriorate, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our stock may be adversely affected.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
Home Office, Distribution Center, and Design Studio
The lease for our executive office space in Columbus, Ohio is scheduled to terminate September 30, 2017, but we have an option to extend the lease through April 2021. The lease for our design offices in New York City expires in July 2026.
The lease for our distribution facility is scheduled to terminate in April 2021, but may be terminated by either party upon 36 months prior notice provided that the lease term may not end between the months of October and February.
Stores
All of our 653 stores are leased from third parties. See "Item 1. Business - Store Locations" for further information on the location of our stores.
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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock trades on the NYSE under the symbol "EXPR". As of March 18, 2016, there were approximately 18 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street names,” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.
The table below sets forth the high and low sales prices per share of our common stock reported on the NYSE for 2015 and 2014.

	2015		2014
	High	Low	High	Low
Fourth quarter	$19.91	$15.61	$15.33	$11.90
Third quarter	$20.72	$16.23	$17.50	$13.52
Second quarter	$19.17	$16.22	$17.50	$11.80
First quarter	$17.75	$12.66	$18.99	$11.80
Dividends
We did not pay any dividends in 2015 or 2014. Our ability to pay dividends is restricted by the terms of our Revolving Credit Facility. Any future determination to pay dividends will be made at the discretion of our Board of Directors and will depend on our results of operations, restrictions contained in our Revolving Credit Facility or future financing arrangements, and other factors as deemed relevant. For more information about the restrictions in our Revolving Credit Facility, see Note 8 to our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data".
Share Repurchases
The following table provides information regarding the purchase of shares of our common stock made by or on behalf of us or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange Act of 1934, during each month of the quarterly period ended January 30, 2016:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (2)
	(in thousands, except per share amounts)
November 1, 2015 - November 28, 2015	980	$18.41	978	$0
November 29, 2015 - January 2, 2016	151	$17.20	151	$97,405
January 3, 2016 - January 30, 2016	1,577	$16.44	1,577	$71,490
Total	2,708		2,706
(1) Includes shares of restricted stock purchased in connection with employee tax withholding obligations under the Express, Inc. 2010 Incentive Compensation Plan (as amended, the "2010 Plan").
(2) On May 28, 2014, the Board authorized us to repurchase up to $100 million of our common stock during the 18-month period following the authorization using available cash, including cash on hand or cash available for borrowing under our Revolving Credit Facility (the "2014 Repurchase Program). On November 28, 2015, the 2014 Repurchase Program expired. On December 9, 2015, the Board authorized us to repurchase up to $100 million of our common stock (the "2015 Repurchase Program"). Share repurchases under the 2015 Repurchase Program will be funded using our available cash, including cash on hand or cash available under our Revolving Credit Facility, and are expected to be executed during the 12-month period following the authorization. Under the program, we may repurchase shares in the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Exchange Act of 1934. The timing and actual number of shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, and other business and market conditions. The 2015 Repurchase Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the program. In addition, subsequent to January 30, 2016, we repurchased an additional 2.5 million shares for an aggregate amount equal to $41.5 million, excluding commissions. As of March 30, 2016, we have $30.0 million available under the 2015 Repurchase Program for additional share repurchases.
Performance Graph

The following graph compares the changes in the cumulative total return to stockholders of our common stock with that of the S&P 500 Index and the Dow Jones U.S. Apparel Retailers Index for the same period. The comparison of the cumulative total returns for each investment assumes that $100 was invested in our common stock and the respective indexes on January 29, 2011, and includes reinvestment of all dividends. The plotted points are based on the closing price on the last trading day of each fiscal year.
COMPARISON OF THE
CUMULATIVE TOTAL RETURN
among Express, Inc., S&P 500 Index,
and Dow Jones U.S. Apparel Retailers Index

	1/29/11	1/28/12	2/2/13	2/1/14	1/31/15	1/30/16
Express, Inc.	$100.00	$127.30	$107.68	$100.81	$76.14	$98.72
S&P 500 Index	$100.00	$103.13	$118.56	$139.66	$156.31	$152.02
Dow Jones U.S. Apparel Retailers Index	$100.00	$117.51	$145.03	$162.60	$193.97	$188.44
The Performance Graph in this Item 5 shall not be deemed "soliciting material" or "filed" with the SEC or subject to Regulation 14A or 14C under the Exchange Act of 1934 or to the liabilities of Section 18 of the Exchange Act of 1934 and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

ITEM 6. SELECTED FINANCIAL DATA.
SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OPERATING DATA
The following tables set forth our key financial measures and our selected historical consolidated financial and operating data as of the dates and for the periods indicated. The selected historical consolidated financial and operating data as of January 30, 2016 and January 31, 2015 and for the years ended January 30, 2016, January 31, 2015, and February 1, 2014 are derived from our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of February 1, 2014, February 2, 2013, and January 28, 2012, and the selected operating data for the periods ended February 2, 2013 and January 28, 2012 are derived from our audited Consolidated Financial Statements, which are not included herein.
The following selected historical consolidated data presented should be read in conjunction with the sections entitled “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and the related Notes and other financial data included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
	2015	2014	2013	2012*	2011
	(dollars in thousands, excluding net sales per gross square foot and per share data)
Statement of Operations Data:
Net sales	$2,350,129	$2,165,481	$2,219,125	$2,157,227	$2,080,459
Cost of goods sold, buying and occupancy costs	$1,554,852	$1,504,527	$1,501,418	$1,414,588	$1,325,998
Gross profit	$795,277	$660,954	$717,707	$742,639	$754,461
Selling, general, and administrative expenses	$587,747	$524,041	$504,277	$491,599	$483,823
Operating income	$207,238	$136,597	$214,259	$251,563	$270,946
Net income	$116,513	$68,325	$116,539	$139,267	$140,697
Dividends declared per share	$—	$—	$—	$—	$—
Earnings per share:
Basic	$1.39	$0.81	$1.38	$1.60	$1.59
Diluted	$1.38	$0.81	$1.37	$1.60	$1.58
Weighted Average Diluted Shares Outstanding	84,591	84,554	85,068	87,206	88,896
Other Financial and Operating Data:
Comparable sales (1)	6%	(5)%	3%	—%	6%
Comparable sales (excluding e-commerce sales) (1)	4%	(7)%	(1)%	(3)%	3%
Net sales per gross square foot (2)	$343	$320	$338	$349	$355
Total gross square feet (in thousands) (average)	5,573	5,529	5,439	5,307	5,196
Number of stores (at year end)	653	641	632	625	609
Capital expenditures	$115,343	$115,088	$105,368	$99,674	$77,176
Balance Sheet Data (at period end):
Cash and cash equivalents	$186,903	$346,159	$311,884	$256,297	$152,362
Working capital (excluding cash and cash equivalents )(3)	19,113	20,618	(27,630)	(53,211)	(31,536)
Total assets	1,178,644	1,278,150	1,182,670	1,019,199	866,320
Total debt	—	199,527	199,170	198,843	198,539
Total stockholders' equity	$617,953	$556,339	$474,569	$371,162	$281,147

* 2012 represents a 53-week year.

(1)
Comparable sales have been calculated based upon stores that were open at least twelve full months as of the end of the reporting period. For 2013, comparable sales were calculated based on the 52-week period ended February 1, 2014 compared to the 52-week period ended February 2, 2013. For 2012, comparable sales were calculated based upon the 53-week period ended February 2, 2013 compared to the 53-week period ended February 4, 2012.

(2)
Net sales per gross square foot is calculated by dividing net sales for the applicable period by the average gross square footage during such period. For the purpose of calculating net sales per gross square foot, e-commerce sales and other revenues are excluded from net sales.

(3)	Working capital is defined as current assets, less cash and cash equivalents, less current liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section entitled “Risk Factors.” All references herein to "2015," "2014," and "2013" refer to the 52-week periods ended January 30, 2016, January 31, 2015, and February 1, 2014, respectively.
Overview
Express is a specialty apparel and accessories retailer offering both women's and men's merchandise. We have over 35 years of experience offering a distinct combination of style and quality at an attractive value, targeting women and men between 20 and 30 years old. We offer our customers an assortment of fashionable apparel and accessories to address fashion needs across multiple wearing occasions, including work, casual, jeanswear, and going-out occasions.

2015 Highlights vs. 2014
•
Net sales increased 9% to $2.4 billion
•
Comparable sales increased 6%
•
Comparable sales (excluding e-commerce sales) increased 4%
•
E-commerce sales increased 11% to $392.7 million
•
Net sales per average gross square foot increased by $23 to $343
•
Operating income increased 52% to $207.2 million
•
Net income increased by 71% to $116.5 million
•
Earnings per diluted share increased 70% to $1.38

The following charts show the three year trend of key performance metrics:

Update On Our Key Initiatives

Store Performance	Real Estate Activity
In 2015, comparable sales (excluding e-commerce sales) increased 4% and net sales per average gross square foot increased 7% to $343. The improvement was primarily driven by the following:
•
Strong product assortment, which incorporated more fashion items, new categories and collections, and offered customers newness more often;
•
Disciplined inventory management, including new disciplines around product testing, purchasing, and speed to market, which allowed us to bring better product to our customers faster, and in more appropriate quantities; and
•
Reduced promotions which led to increased sales at full ticket prices.

As of January 30, 2016, we operated 653 stores, including 81 factory outlet stores.

2015 Store openings and closures:
•
Opened 40 new factory outlet stores in the U.S., two of which were converted from existing retail locations;
•
Opened one new U.S. retail store; and
•
Closed 29 U.S. retail stores, two of which were converted to outlet locations. The remaining 27 stores were permanently closed pursuant to our previously announced plan to close approximately 50 retail stores over a 36 month time period, primarily at lease expiration.

Expectations for 2016:
•
Open 21 factory outlet stores, two of which will be converted from existing retail locations; and
•
Close 19 U.S. retail stores, two of which will be converted to outlet locations.

E-commerce	Other Initiatives
In 2015, our e-commerce sales increased 11% compared to 2014. The increase was primarily driven by:
•
Improved product assortment, including new product categories;
•
Improved customer experience, including same day delivery and featured brands;
•
Website improvements allowing us to better showcase our full priced product online; and
•
Improved mobile web and app capabilities allowing more effective and personalized engagement with our customers.

E-commerce sales represented 17% of our total net sales in 2015.

•
2015 Objectives. In 2015, we made significant progress against each of the objectives we set forth at the beginning of the year, including increasing profitability, further developing our people, sharpening our brand positioning, elevating the customer experience, and continuing to upgrade our systems and processes.
•
International. At the end of 2015, we made the strategic decision to shift our international focus to growth within the Americas. As a result we have terminated our franchise agreements covering the Middle East and South Africa and all stores in these areas are expected to be closed in 2016.

•
Systems and Processes. In 2015, we continued to invest in new systems that will allow us to enhance our omni-channel capabilities and enable future growth. In 2016, we expect to launch several of these new systems, including a new retail management system, a new enterprise planning system, and a new order management system. Together, we believe these systems will lead to improved efficiencies in our business once fully implemented.

Outlook
We are focused on generating long-term growth for our stockholders by increasing profitability through a combination of net sales growth, merchandise margin expansion, and expense leverage. Specific growth initiatives to accomplish this objective include:

•	increasing the productivity of our existing stores;

•	opening new outlet stores; and

•	growing our e-commerce business.
In addition to increased profitability, we are also focused on other objectives to support long-term growth including:

•	supporting and developing our employees (or our "Associates");

•	providing an exceptional brand and customer experience; and

•	upgrading and enhancing our systems and processes to enable growth.
We believe that successful execution against these objectives will position Express for future growth.
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures. These key measures include net sales, comparable sales, cost of goods sold, buying and occupancy costs, gross profit/gross margin, and selling, general, and administrative expenses. The following table describes and discusses these measures.

Financial Measures	Description	Discussion
Net Sales
Revenue from the sale of merchandise, less returns and discounts, as well as shipping and handling revenue related to e-commerce, revenue from rental of our LED sign in Times Square, gift card breakage, and revenue earned from our franchise agreements.

Our business is seasonal, and we have historically realized a higher portion of our net sales in the third and fourth quarters due primarily to the impact of the holiday season. Generally, approximately 45% of our annual net sales occur in the Spring season (first and second quarters) and 55% occur in the Fall season (third and fourth quarters).

Comparable Sales
Comparable sales is a measure of the amount of sales generated in a period relative to the amount of sales generated in the comparable prior year period.

Comparable sales includes:
•
Sales from stores that were open 12 months or more as of the end of the reporting period, including conversions
•
E-commerce sales

Comparable sales excludes:
•
Sales from stores where the square footage has changed by more than 20% due to remodel or relocation activity
•
Sales from stores in a phased remodel where a portion of the store is under construction and therefore not productive selling space

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
•
Occupancy costs related to store operations (such as rent and common area maintenance, utilities, and depreciation on assets)
•
Logistics costs associated with our e-commerce business

Our cost of goods sold typically increases in higher volume quarters because the direct cost of purchased merchandise is tied to sales.

The primary drivers of the costs of individual goods are raw materials, labor in the countries where our merchandise is sourced, and logistics costs associated with transporting our merchandise.

Buying and occupancy costs related to stores are largely fixed and do not necessarily increase as volume increases.

Changes in the mix of our products may also impact our overall cost of goods sold, buying and occupancy costs.

Financial Measures	Description	Discussion
Gross Profit/Gross Margin	Net sales minus cost of goods sold, buying and occupancy costs. Gross margin measures gross profit as a percentage of net sales.
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
•
Payroll and other expenses related to operations at our corporate offices
•
Store expenses other than occupancy costs
•
Marketing expenses, including production, mailing, print, and digital advertising costs, among other things

With the exception of store payroll, certain marketing expenses, and incentive compensation, these expenses generally do not vary proportionally with net sales. As a result, selling, general, and administrative expenses as a percentage of net sales are usually higher in lower volume quarters and lower in higher volume quarters.

Fiscal Year Comparisons
Net Sales

	Year Ended
	2015	2014	2013
Net sales (in thousands)	$2,350,129	$2,165,481	$2,219,125
Comparable sales	6%	(5)%	3%
Comparable sales (excluding e-commerce sales)	4%	(7)%	(1)%
Gross square footage at end of period (in thousands)	5,640	5,619	5,498
Number of:
Stores open at beginning of period	641	632	625
New retail stores	1	9	16
New outlet stores	40	41	—
Retail stores converted to outlets	(2)	(22)	—
Closed stores	(27)	(19)	(9)
Stores open at end of period	653	641	632

Net sales increased by approximately $184.6 million, or 9%, between 2015 and 2014. Comparable sales increased 6% in 2015 compared to 2014. The increase in comparable sales resulted primarily from an increase in average dollar sales per transaction. We attribute the increase in average dollar sales per transaction to our strong product assortment and reduced promotional activity in 2015. Non-comparable sales increased $69.9 million, driven primarily by new outlet store openings, partially offset by closed retail stores.
Net sales decreased by approximately $53.6 million, or 2%, between 2014 and 2013. Comparable sales decreased 5% in 2014 compared to 2013. The decrease in comparable sales resulted from decreased transactions and average dollar sales in our retail stores offset by growth in e-commerce sales. We attribute the decrease in average dollar sales to a highly promotional retail landscape, as a result of continued decreased traffic. Non-comparable sales increased $51.8 million, primarily due to the opening of 41 new outlet stores.

Gross Profit
The following table shows cost of goods sold, buying and occupancy costs, gross profit in dollars, and gross margin for the stated periods:

	Year Ended
	2015	2014	2013
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$1,554,852	$1,504,527	$1,501,418
Gross profit	$795,277	$660,954	$717,707
Gross margin	33.8%	30.5%	32.3%
The 330 basis point increase in gross margin, or gross profit as a percentage of net sales, in 2015 compared to 2014 was comprised of a 200 basis point increase in merchandise margin and a 130 basis point decrease in buying and occupancy costs as a percentage of net sales. The increase in merchandise margin was driven by a better product assortment, a reduction in promotional activities, and more disciplined inventory management which led to fewer markdowns. The decrease in buying and occupancy costs as a percentage of sales was primarily the result of the leveraging effect of the increase in sales and the fact that we recognized a $1.8 million impairment charge related to store fixed assets in 2015 versus a $10.5 million impairment charge in 2014. Assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The reviews are conducted at the store level, the lowest identifiable level of cash flow. Factors used to assess stores for impairment include, but are not limited to, plans for future operations, brand initiatives, recent operating results, and projected future cash flows. Significant changes in any of these factors could lead to future impairments.
The 180 basis point decrease in gross margin, or gross profit as a percentage of net sales, in 2014 compared to 2013 was comprised of a 180 basis point increase in buying and occupancy costs as merchandise margin remained flat. The increase in buying and occupancy costs was primarily the result of increased depreciation expense, increased rent and related charges, and an increase in base payroll expense primarily due to additional headcount at our home office to support our outlet expansion. Depreciation expense was impacted by the opening of our two flagship stores in New York City and San Francisco as well as impairment charges of $10.5 million related to leasehold improvements at certain under-performing stores.
Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	Year Ended
	2015	2014	2013
	(in thousands)
Selling, general, and administrative expenses	$587,747	$524,041	$504,277
Selling, general, and administrative expenses, as a percentage of net sales	25.0%	24.2%	22.7%
The $63.7 million increase in selling, general, and administrative expenses in 2015 compared to 2014 was the result of additional payroll related expenses of approximately $42.5 million. The additional payroll expenses were primarily related to incentive compensation and store payroll resulting from improved performance and store payroll associated with new outlet stores, partially offset by payroll savings from retail store closures. In addition, there was an increase of $10.9 million in information technology expenses primarily related to the previously mentioned upgrades to our systems and processes and an increase of $5.3 million in marketing expenses primarily related to increased digital and television marketing.
The $19.8 million increase in selling, general, and administrative expenses in 2014 compared to 2013 was primarily the result of increased marketing expenses in 2014 associated with the LED sign at our flagship store in New York City, increased spending on digital marketing to continue to increase our visibility with our customers and potential customers, and expenses related to our brand ambassadors.

Interest Expense, Net
The following table shows interest expense in dollars for the stated periods:

	Year Ended
	2015	2014	2013
	(in thousands)
Interest expense, net	$15,882	$23,896	$19,522
The $8.0 million decrease in interest expense is primarily attributable to the reduction in interest expense following the redemption of our 8  3/4% Senior Notes due 2018 (the "Senior Notes") in the first quarter of 2015, partially offset by a $9.7 million loss on extinguishment of debt in connection with the redemption.
The increase in interest expense, net in 2014 compared to 2013 resulted from the accounting rules related to our flagship stores in New York City and San Francisco that require a portion of the rent payments to be allocated to interest expense. Refer to Note 5 of the Consolidated Financial Statements for additional information.
Income Tax Expense
The following table shows income tax expense in dollars for the stated periods:

	Year Ended
	2015	2014	2013
	(in thousands)
Income tax expense	$74,171	$43,231	$76,627
The effective tax rate was 38.9% in 2015 compared to 38.8% in 2014. We anticipate our effective tax rate will be approximately 39% in 2016.
The effective tax rate for 2014 was 38.8% compared to 39.7% for 2013. The reduction in the tax rate for 2014 was primarily related to the release of uncertain tax positions following the conclusion of an IRS examination.
Refer to Note 7 of the Consolidated Financial Statements for additional information regarding the tax rate.
Adjusted Net Income
The following table presents Adjusted Net Income and Adjusted Earnings Per Diluted Share for the stated periods which eliminate the non-core operating costs incurred in connection with the redemption of our Senior Notes in the first quarter of 2015:

	Year Ended
	2015	2014		2013
	(in thousands, except per share amounts)
Adjusted Net Income	$122,429	$68,325	*	$116,539	*
Adjusted Earnings Per Diluted Share	$1.45	$0.81	*	$1.37	*
* No adjustments were made to net income or earnings per diluted share for 2014 and 2013.
We supplement the reporting of our financial information determined under GAAP with certain non-GAAP financial measures: adjusted net income and adjusted earnings per diluted share. We believe that these non-GAAP measures provide meaningful information to assist stockholders in understanding our financial results and assessing our prospects for future performance. Management believes adjusted net income and adjusted earnings per diluted share are important indicators of our operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results, and provide a better baseline for analyzing trends in our underlying business. In addition, adjusted earnings per diluted share is used as a performance measure in our executive compensation program for purposes of determining the number of equity awards that are ultimately earned. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported net income and reported earnings per diluted share. These non-GAAP financial measures reflect an additional way of viewing our operations that, when viewed with our GAAP results and the below reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of our business. We strongly encourage investors and stockholders to review our Consolidated Financial Statements in their entirety and not to rely on any single financial measure.
The table below reconciles the non-GAAP financial measures, adjusted net income and adjusted earnings per diluted share, with the most directly comparable GAAP financial measures, net income and earnings per diluted share. No adjustments were made to net income or earnings per diluted share for 2014 and 2013, and therefore no tabular reconciliation has been included for those periods.

	2015
(in thousands, except per share amounts)	Net Income		Earnings per Diluted Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$116,513		$1.38	84,591
Interest Expense (a) *	5,916	*	0.07
Adjusted Non-GAAP Measure	$122,429		$1.45

(a)
Includes the redemption premium paid, the write-off of unamortized debt issuance costs, and the write-off of the unamortized debt discount related to the redemption of all $200.9 million of our Senior Notes.

* Items were tax affected at our statutory rate of approximately 39% for 2015.
Liquidity and Capital Resources
A summary of cash provided by or used in operating, investing, and financing activities are shown in the following table:

	Year Ended
	2015	2014	2013
	(in thousands)
Provided by operating activities	$229,603	$156,570	$195,075
Used in investing activities	(115,378)	(116,098)	(105,462)
Used in financing activities	(271,997)	(4,938)	(33,331)
(Decrease) increase in cash and cash equivalents	(159,256)	34,275	55,587
Cash and cash equivalents at end of period	$186,903	$346,159	$311,884
Our business relies on cash flows from operations as our primary source of liquidity, with the majority of that cash flow being generated in the fourth quarter of the year. Our primary operating cash needs are for merchandise inventories, payroll, store rent, and marketing. Net cash provided by operating activities was $229.6 million in 2015 compared to $156.6 million in 2014. The increase in cash flows in 2015 was primarily driven by the improved profitability of the business. Our liquidity position also benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within three to five days of the related sale, and have up to 75 days to pay certain merchandise vendors and 45 days to pay the majority of our non-merchandise vendors.
In addition to cash flow from operations, we have access to additional liquidity, if needed, through borrowings under our Revolving Credit Facility. As of January 30, 2016, we had $240.6 million available for borrowing under our Revolving Credit Facility. Refer to Note 8 of our Consolidated Financial Statements for additional information on our Revolving Credit Facility.
We also use cash for capital expenditures and financing transactions. Capital expenditures consist primarily of new and remodeled store construction and fixtures and information technology projects. We had capital expenditures of approximately $115.3 million in 2015, $115.1 million in 2014, and $105.4 million in 2013. The increase in 2014 and 2015 was primarily driven by investment in systems that will support our continued evolution into an omni-channel brand. These new systems are expected to become operational in 2016.

In addition to the cash uses noted previously, in 2015, we redeemed all $200.9 million of our Senior Notes for an aggregate amount equal to $205.3 million, including the applicable redemption premium. We also repurchased $68.6 million of our common stock, including commissions, in 2015 and $35.1 million of our common stock, including commissions, in 2013.
Forward-Looking Liquidity Discussion
In 2016, we plan to open approximately 21 factory outlet stores, two of which will be converted from existing retail locations. We expect capital expenditures for 2016 to be approximately $110.0 million to $115.0 million, primarily driven by remodels of existing stores, new factory outlet store openings, and continued investments in multiple information technology initiatives, including our new order management, retail management, and enterprise planning systems. These capital expenditures do not include the impact of landlord allowances, which are expected to be approximately $5.0 million to $8.0 million for 2016.
On December 9, 2015, our Board of Directors approved a new share repurchase program for up to $100 million of our outstanding common stock. As of January 30, 2016, $71.5 million remained available for additional share repurchases under the 2015 Repurchase Program. Subsequent to January 30, 2016, we repurchased an additional 2.5 million shares of our common stock under our 2015 Repurchase Program for an aggregate amount equal to $41.5 million, including commissions. As of March 30, 2016, we have $30.0 million available under the 2015 Repurchase Program for additional share repurchases. Additional share repurchases under the 2015 Repurchase Program are expected to be funded using our available cash, including cash on hand or cash available under our Revolving Credit Facility, and are expected to be executed over the 12-month period following authorization.
We believe that cash generated from operations and the availability of borrowings under our Revolving Credit Facility will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. As of January 30, 2016, our contractual cash obligations over the next several years are set forth in the following table.

	Payments Due by Period
Contractual Obligations:	Total	<1 Year	1-3 Years	3-5 Years	Thereafter
	(in thousands)
Other Long-Term Obligations(1)	33,040	11,900	19,860	1,280	—
Operating Leases(2)	1,496,667	227,799	381,346	324,467	563,055
Purchase Obligations(3)	294,042	294,042	—	—	—
Total	$1,823,749	$533,741	$401,206	$325,747	$563,055

(1)	Other long-term obligations consist of employment related agreements and obligations under other long-term agreements.

(2)
We enter into operating leases in the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The future operating lease obligations would change if we were to exercise these options, or if we were to enter into additional new operating leases. These amounts also include all contractual lease commitments related to our flagship locations, which we are considered the owner of for accounting purposes. Common area maintenance, real estate tax, and other customary charges included in our operating lease agreements are not included above. Estimated annual expense for such charges is approximately $120 million.

(3)	Purchase obligations are made up of merchandise purchase orders and unreserved fabric commitments.

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
Management evaluated the development and selection of its critical accounting policies and estimates and believes that the following policies involve a higher degree of judgment or complexity and are most significant to reporting our results of operations and financial position and are, therefore, discussed as critical. The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our Consolidated Financial Statements. More information on all of our significant accounting policies can be found in Note 2 to our Consolidated Financial Statements.

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

A 100 basis point change in our gift card breakage rate as of January 30, 2016 would not have had a material impact on pre-tax income.

Returns Reserve
We recognize retail sales at the time the customer takes possession of the merchandise. We reserve for sales returns through estimates based on historical experience and various other assumptions that management believes to be reasonable.

We have not made any material changes in the accounting methodology used to determine our returns reserve over the past three years.

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

A 100 basis point change in the rate of returns as of January 30, 2016 would not have had a material impact on pre-tax income.

Description of Policy	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Inventories - Lower of Cost or Market
Inventories are principally valued at the lower of cost or market on a weighted-average cost basis. We record a lower of cost or market reserve for our inventories if the cost of specific inventory items on hand exceeds the amount we expect to realize from the ultimate sale or disposal of the inventory.

We have not made any material changes in the accounting methodology used to determine the lower of cost or market reserve over the past three years.

Our accounting methodology for determining the lower of cost or market reserve contains uncertainties because it requires management to make assumptions and estimates that are based on factors such as merchandise seasonality, historical trends, and estimated inventory levels, including sell-through of remaining units.

We have no reason to believe that there will be a material change in the future estimates or assumptions we use to measure the lower of cost or market reserve. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% increase or decrease in the lower of cost or market adjustment would not have had a material impact on the inventory balance or pre-tax income as of and for the year ended January 30, 2016.

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

Our analysis of leasehold improvements for impairment requires judgment surrounding identification of appropriate triggering events. This judgment can be affected by factors such as expectations for future store performance, real estate demand, and economic conditions that can be difficult to predict.

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

Our liability for claims and contingencies contains uncertainties because the eventual outcome will result from future events. Additionally, the determination of current accruals requires estimates and judgments related to future changes in facts and circumstances, differing interpretations of the law, assessments of the amount of damages, and the effectiveness of strategies and other factors beyond our control.

We have no reason to believe that there will be a material change in our accrual or the assumptions we use to establish the accrual for claims and contingencies. However, if actual results are not consistent with our estimates or expectations of the eventual outcomes of cases, we may be exposed to gains or losses that could be material and our cash flow could be materially impacted.

Income Taxes
We account for income taxes using the asset and liability method. Under this method, the amount of taxes currently payable or refundable is accrued.	Our accounting methodology for calculating our tax liabilities contains uncertainties because our judgments may change as a result of evaluation of new information not previously available.
We have no reason to believe that there will be a material change in our tax related balances. However, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of our tax liabilities.

Deferred Taxes
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
We have no reason to believe that our results of operations will differ materially from our current expectations. However, if future tax rates are changed or if actual results are not consistent with our estimates, we may need to adjust the carrying value of our deferred tax balances. An increase or decrease in the valuation allowance would result in a respective increase or decrease in our effective tax rate in the period the increase occurs.

Description of Policy	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Uncertain Tax Positions
Uncertain tax positions arise from the fact that we may be subject to periodic audits by the Internal Revenue Service and other taxing authorities.	Internal Revenue Service audits may challenge certain of our tax positions, such as the timing and amount of deductions and allocation of taxable income to various jurisdictions.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our Revolving Credit Facility bears interest at variable rates. See Note 8 to our Consolidated Financial Statements for further information on the calculation of the rates. We did not borrow any amounts under our Revolving Credit Facility during 2015. Changes in interest rates are not expected to have a material impact on our future earnings or cash flows given our limited exposure to such changes.
Foreign Currency Exchange Risk
All of our merchandise purchases are denominated in U.S. dollars, therefore we are not exposed to foreign currency exchange risk on these purchases. However, we currently operate 17 stores in Canada, with the functional currency of our Canadian operations being the Canadian dollar. Our Canadian operations have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation, but the transactions resulting in such accounts do expose us to foreign currency exchange risk. Currently, we do not utilize hedging instruments to mitigate foreign currency exchange risks. As of January 30, 2016, a hypothetical 10% change in the Canadian foreign exchange rate would not have had a material impact on the results of operations.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Express, Inc.
In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of Express, Inc. and its subsidiaries at January 30, 2016 and January 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
March 30, 2016

EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts)

	January 30, 2016	January 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$186,903	$346,159
Receivables, net	22,130	23,272
Inventories	255,350	241,063
Prepaid minimum rent	30,694	29,465
Other	18,342	14,277
Total current assets	513,419	654,236

PROPERTY AND EQUIPMENT	948,608	840,340
Less: accumulated depreciation	(504,211)	(432,733)
Property and equipment, net	444,397	407,607

TRADENAME/DOMAIN NAMES/TRADEMARKS	197,597	197,562
DEFERRED TAX ASSETS	21,227	12,371
OTHER ASSETS	2,004	6,374
Total assets	$1,178,644	$1,278,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$149,884	$153,745
Deferred revenue	30,895	28,575
Accrued expenses	126,624	105,139
Total current liabilities	307,403	287,459

LONG-TERM DEBT	—	199,527
DEFERRED LEASE CREDITS	139,236	128,450
OTHER LONG-TERM LIABILITIES	114,052	106,375
Total liabilities	560,691	721,811

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY:
Common stock – $0.01 par value; 500,000 shares authorized; 91,127 shares and 90,400 shares issued at January 30, 2016 and January 31, 2015, respectively, and 80,914 shares and 84,298 shares outstanding at January 30, 2016 and January 31, 2015, respectively	911	904
Additional paid-in capital	169,515	149,789
Accumulated other comprehensive loss	(4,665)	(3,057)
Retained earnings	633,298	516,785
Treasury stock – at average cost; 10,213 shares and 6,102 shares at January 30, 2016 and January 31, 2015, respectively	(181,106)	(108,082)
Total stockholders’ equity	617,953	556,339
Total liabilities and stockholders’ equity	$1,178,644	$1,278,150
See notes to consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts)

	2015	2014	2013
NET SALES	$2,350,129	$2,165,481	$2,219,125
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	1,554,852	1,504,527	1,501,418
Gross profit	795,277	660,954	717,707
OPERATING EXPENSES:
Selling, general, and administrative expenses	587,747	524,041	504,277
Other operating expense (income), net	292	316	(829)
Total operating expenses	588,039	524,357	503,448

OPERATING INCOME	207,238	136,597	214,259

INTEREST EXPENSE, NET	15,882	23,896	19,522
OTHER EXPENSE, NET	672	1,145	1,571
INCOME BEFORE INCOME TAXES	190,684	111,556	193,166
INCOME TAX EXPENSE	74,171	43,231	76,627
NET INCOME	$116,513	$68,325	$116,539

OTHER COMPREHENSIVE LOSS:
Foreign currency translation loss	(1,608)	(2,329)	(708)
COMPREHENSIVE INCOME	$114,905	$65,996	$115,831

EARNINGS PER SHARE:
Basic	$1.39	$0.81	$1.38
Diluted	$1.38	$0.81	$1.37

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	83,980	84,144	84,466
Diluted	84,591	84,554	85,068
See notes to consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in Thousands)

	Common Stock					Treasury Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	At Average Cost	Total
BALANCE, February 2, 2013	85,224	$893	$105,012	$331,921	$(20)	4,098	$(66,644)	$371,162
Net income	—	—	—	116,539	—	—	—	116,539
Issuance of common stock	537	6	4,695	—	—	—	—	4,701
Share-based compensation	—	—	21,174	—	—	—	—	21,174
Tax benefit from share-based compensation	—	—	(370)	—	—	—	—	(370)
Repurchase of common stock	(1,795)	—	—	—	—	1,795	(37,929)	(37,929)
Foreign currency translation	—	—	—	—	(708)	—	—	(708)
BALANCE, February 1, 2014	83,966	$899	$130,511	$448,460	$(728)	5,893	$(104,573)	$474,569
Net income	—	—	—	68,325	—	—	—	68,325
Issuance of common stock	541	5	(5)	—	—	—	—	—
Share-based compensation	—	—	19,283	—	—	—	—	19,283
Repurchase of common stock	(209)	—	—	—	—	209	(3,509)	(3,509)
Foreign currency translation	—	—	—	—	(2,329)	—	—	(2,329)
BALANCE, January 31, 2015	84,298	$904	$149,789	$516,785	$(3,057)	6,102	$(108,082)	$556,339
Net income	—	—	—	116,513	—	—	—	116,513
Issuance of common stock	727	7	1,269	—	—	—	—	1,276
Share-based compensation	—	—	18,457	—	—	—	—	18,457
Repurchase of common stock	(4,111)	—	—	—	—	4,111	(73,024)	(73,024)
Foreign currency translation	—	—	—	—	(1,608)	—	—	(1,608)
BALANCE, January 30, 2016	80,914	$911	$169,515	$633,298	$(4,665)	10,213	$(181,106)	$617,953
See notes to consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$116,513	$68,325	$116,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,904	76,437	69,810
Loss on disposal of property and equipment	1,561	1,530	670
Impairment charge	2,657	10,527	26
Excess tax benefit from share-based compensation	(347)	(49)	(210)
Share-based compensation	18,438	19,326	21,174
Non-cash loss on extinguishment of debt	5,314	—	—
Deferred taxes	(10,700)	6,291	(807)
Landlord allowance amortization	(12,730)	(11,369)	(9,342)
Payment of original issue discount	(2,812)	—	—
Changes in operating assets and liabilities:
Receivables, net	1,097	(5,724)	(6,508)
Inventories	(14,625)	(28,989)	2,133
Accounts payable, deferred revenue, and accrued expenses	17,705	(886)	(29,870)
Other assets and liabilities	32,628	21,151	31,460
Net cash provided by operating activities	229,603	156,570	195,075

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(115,343)	(115,088)	(105,368)
Purchase of intangible assets	(35)	(1,010)	(94)
Net cash used in investing activities	(115,378)	(116,098)	(105,462)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(198,038)	—	—
Costs incurred in connection with debt arrangements	(1,006)	—	—
Payments on lease financing obligations	(1,552)	(1,478)	(313)
Excess tax benefit from share-based compensation	347	49	210
Proceeds from exercise of stock options	1,276	—	4,701
Repurchase of common stock under share repurchase plan (see Note 9)	(68,574)	—	(35,088)
Repurchase of shares for tax withholding obligations	(4,450)	(3,509)	(2,841)
Net cash used in financing activities	(271,997)	(4,938)	(33,331)

EFFECT OF EXCHANGE RATE ON CASH	(1,484)	(1,259)	(695)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(159,256)	34,275	55,587
CASH AND CASH EQUIVALENTS, Beginning of period	346,159	311,884	256,297
CASH AND CASH EQUIVALENTS, End of period	$186,903	$346,159	$311,884

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$8,787	$17,574	$17,574
Cash paid to taxing authorities	$71,686	$43,171	$75,591
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
1. Description of Business and Basis of Presentation
Business Description
Express, Inc., together with its subsidiaries ("Express" or the "Company"), is a specialty apparel and accessories retailer of women's and men's merchandise, targeting the 20 to 30 year old customer. Express merchandise is sold through retail and factory outlet stores and the Company's e-commerce website, www.express.com, as well as its mobile app. As of January 30, 2016, Express operated 572 primarily mall-based retail stores in the United States, Canada, and Puerto Rico as well as 81 factory outlet stores. Additionally, the Company earned revenue from 33 franchise stores in the Middle East, Latin America, and South Africa. These franchise stores are operated by franchisees pursuant to franchise agreements. Under the franchise agreements, the franchisees operate stand-alone Express stores and Express shops within department stores that sell Express-branded apparel and accessories purchased directly from the Company.
Fiscal Year
The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. References herein to "2015," "2014," and "2013" represent the 52-week periods ended January 30, 2016, January 31, 2015, and February 1, 2014, respectively.
Basis of Presentation
Express, Inc., a holding company, owns all of the outstanding equity interests in Express Topco LLC, a holding company, which owns all of the outstanding equity interests in Express Holding, LLC ("Express Holding"). Express Holding owns all of the outstanding equity interests in Express, LLC and Express Finance Corp. ("Express Finance"). Express, LLC, together with its subsidiaries, including Express Fashion Operations, LLC, conducts the operations of the Company. Express, LLC was a division of L Brands, Inc. until it was acquired by an affiliate of Golden Gate Private Equity, Inc. in 2007. Express Finance was formed on January 28, 2010, solely for the purpose of serving as co-issuer of the 8  3/4% Senior Notes ("Senior Notes") issued on March 5, 2010 and described in Note 8.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09. ASU 2014-09 supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)," and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606)," which defers the effective date of ASU 2014-09 to annual and interim reporting periods beginning after December 15, 2017 with early application permitted for annual and interim reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.
In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes." ASU 2015-17 requires entities to classify all deferred tax assets and liabilities as non-current on a classified balance sheet. The new standard is effective for annual and interim reporting periods beginning after December 15, 2016 and may be applied either prospectively or retrospectively. The Company has elected to adopt the standard early, beginning in the fourth quarter of 2015 and will apply the standard prospectively. Prior periods have not been retrospectively adjusted.
In February 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842). ASU 2016-02 requires entities to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. Under ASU 2016-02, a lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on its balance sheet. The new standard is effective for annual and interim periods beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-02 mandates a modified retrospective transition method with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements.

Correction of Error
The 52-week period ended January 30, 2016 includes the correction of an error with regard to the calculation of a deferred tax liability. As a result of the error, in previously filed Consolidated Financial Statements current deferred tax liabilities were overstated and current accrued liabilities were understated. The error had no impact on stockholders’ equity, the Consolidated Statements of Income, or net cash provided by operating activities on the Consolidated Statements of Cash Flows for prior periods. The Company does not believe these corrections were material to any current or prior interim or annual periods that were affected. The correction of the error in the 52-week period ended January 30, 2016 resulted in an increase to deferred tax assets of $7.7 million, an increase in accrued expenses of $0.5 million, an increase in other long-term liabilities of $7.5 million, and incremental income tax expense of $0.3 million. The increase in other long-term liabilities is due to an uncertain tax position, including the effect of interest. The correction also resulted in corresponding changes in certain lines within the operating activities section of the Consolidated Statements of Cash Flows.
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
Cash and Cash Equivalents
Cash and cash equivalents include investments in money market funds, payments due from banks for third-party credit and debit card transactions for up to 5 days of sales, cash on hand, and deposits with financial institutions. As of January 30, 2016 and January 31, 2015, amounts due from banks for credit and debit card transactions totaled approximately $13.4 million and $11.9 million, respectively.
Outstanding checks not yet presented for payment amounted to $17.0 million and $14.6 million as of January 30, 2016 and January 31, 2015, respectively, and are included in accounts payable on the Consolidated Balance Sheets.
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

Financial Assets
The following table presents the Company's financial assets measured at fair value on a recurring basis as of January 30, 2016 and January 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall.

	January 30, 2016
	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$152,069	$—	$—

	January 31, 2015
	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$166,602	$—	$—
Non-Financial Assets
The Company's non-financial assets, which include fixtures, equipment, improvements, and intangible assets, are not required to be measured at fair value on a recurring basis. However, the Company tests for impairment, if certain triggering events occur indicating the carrying value of these assets may not be recoverable or annually in the case of indefinite lived intangibles. See additional discussion under the heading "Property and Equipment, Net" in this note below.
The carrying amounts reflected on the Consolidated Balance Sheets for cash, cash equivalents, receivables, prepaid expenses, and payables as of January 30, 2016 and January 31, 2015 approximated their fair values.
Receivables, Net
Receivables, net consist primarily of construction allowances, receivables from our franchisees and third-party resellers of our gift cards, and other miscellaneous receivables. Outstanding receivables are continuously reviewed for collectability. The Company's allowance for doubtful accounts was not significant as of January 30, 2016 or January 31, 2015.
Inventories
Inventories are principally valued at the lower of cost or market on a weighted-average cost basis. The Company writes down inventory, the impact of which is reflected in cost of goods sold, buying and occupancy costs in the Consolidated Statements of Income and Comprehensive Income, if the cost of specific inventory items on hand exceeds the amount the Company expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management's judgment regarding future demand and market conditions and analysis of historical experience. The lower of cost or market adjustment to inventory as of January 30, 2016 and January 31, 2015 was $9.9 million and $11.4 million, respectively.
The Company also records an inventory shrinkage reserve calculated as a percentage of cost of goods sold for estimated merchandise inventory losses for the period between the last physical inventory count and the balance sheet date. This estimate is based on management's analysis of historical results.
Advertising
Advertising production costs are expensed at the time the promotion first appears in media, stores, or on the website. Total advertising expense totaled $110.5 million, $104.6 million, and $85.9 million in 2015, 2014, and 2013, respectively. Advertising costs are included in selling, general, and administrative expenses in the Consolidated Statements of Income and Comprehensive Income.
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
Loyalty Program
The Company maintains a customer loyalty program in which customers earn points toward rewards for qualifying purchases and other marketing programs. Upon reaching specified point values, customers are issued a reward, which they may redeem for purchases at the Company's U.S. stores or on its website. Generally, rewards earned must be redeemed within 60 days from the date of issuance. The Company accrues for the anticipated costs related to redemptions of the certificates as points are earned. To calculate this expense, the Company estimates margin rates and makes assumptions related to card holder redemption rates, which are both based on historical experience. This expense is included within cost of goods sold, buying and occupancy costs in the Consolidated Statements of Income and Comprehensive Income. The loyalty liability is included in accrued expenses on the Consolidated Balance Sheets.
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
Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The reviews are conducted at the store level, the lowest identifiable level of cash flow. The impairment test requires the Company to estimate the fair value of the assets and compare this to their carrying value. If the fair value of the assets are less than the carrying value, then an impairment charge is recognized and the non-financial assets are recorded at fair value. The Company estimates the fair value using a discounted cash flow model. Factors used in the evaluation include, but are not limited to, management's plans for future operations, recent operating results, and projected cash flows. In 2015, as a result of decreased performance in certain stores, the Company recognized impairment charges of $1.8 million related to four stores. In 2014, the Company recognized impairment charges of $10.5 million related to 14 stores. The impairment charges related to store leasehold improvements in 2013 were minimal. Impairment charges are recorded in cost of goods sold, buying, and occupancy costs in the Consolidated Statements of Income and Comprehensive Income.
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

The Company did not incur any impairment charges on indefinite lived intangible assets in 2015, 2014, or 2013.
Intangible assets with finite lives are amortized on a basis reflecting when the economic benefits of the assets are consumed or otherwise used up over their respective estimated useful lives. Intangible assets with finite lives are reviewed for impairment when events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If the estimated undiscounted future cash flows related to the asset are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the estimated fair value, usually determined by the estimated discounted future cash flows of the asset. In 2015, the Company recognized an impairment charge of $0.9 million related to a licensing agreement associated with the exit of certain franchise locations. Impairment charges are recorded in selling, general, and administrative expenses in the Consolidated Statements of Income and Comprehensive Income.
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
The Company receives allowances for leasehold improvements from landlords related to its stores. These allowances are generally comprised of cash amounts received from landlords as part of negotiated lease terms. The Company records a receivable and a landlord allowance upon execution of the corresponding lease. The landlord allowance is recorded as a deferred lease credit on the Consolidated Balance Sheets. The landlord allowance is amortized on a straight-line basis as a reduction of rent expense over the term of the lease, including the pre-opening build-out period. The receivable is reduced as allowance amounts are received from landlords.
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
Interest and penalties related to unrecognized tax benefits are recognized within income tax expense in the Consolidated Statements of Income and Comprehensive Income. Accrued interest and penalties are included within other long-term liabilities on the Consolidated Balance Sheets.
The income tax liability was $21.2 million and $16.4 million as of January 30, 2016 and January 31, 2015, respectively, and is included in accrued expenses on the Consolidated Balance Sheets.

The Company may be subject to periodic audits by the Internal Revenue Service ("IRS") and other taxing authorities. These audits may challenge certain of the Company's tax positions, such as the timing and amount of deductions and allocation of taxable income to various jurisdictions.
Accrued Bonus
The Company pays bonuses to eligible associates based on performance targets being met. The accrued bonus liability was $20.4 million and $0.7 million as of January 30, 2016 and January 31, 2015, respectively and is included in accrued expenses on the Consolidated Balance Sheets.
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
Revenue Recognition
The Company recognizes sales at the time the customer takes possession of the merchandise which, for e-commerce revenues, requires an estimate of shipments that have not yet been received by the customer. The estimate of these shipments is based on shipping terms and historical delivery times. Amounts related to shipping and handling revenues billed to customers in an e-commerce sale transaction are recorded in net sales, and the related shipping and handling costs are recorded in cost of goods sold, buying and occupancy costs in the Consolidated Statements of Income and Comprehensive Income. The Company's shipping and handling revenues were $13.3 million, $11.3 million, and $14.5 million in 2015, 2014, and 2013, respectively. Associate discounts are classified as a reduction of net sales. Net sales exclude sales tax collected from customers and remitted to governmental authorities.
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
The Company provides a reserve for projected merchandise returns based on prior experience. Merchandise returns are often resalable merchandise and are refunded by issuing the same payment tender as the original purchase. Merchandise exchanges of the same product and price, typically due to size or color preferences, are not considered merchandise returns. The sales returns reserve was $9.9 million and $9.7 million as of January 30, 2016 and January 31, 2015, respectively, and is included in accrued expenses on the Consolidated Balance Sheets.
The Company sells gift cards in its stores, on its e-commerce website, and through third parties. These gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The gift card liability balance was $28.3 million and $26.0 million, as of January 30, 2016 and January 31, 2015, respectively, and is included in deferred revenue on the Consolidated Balance Sheets. The Company recognizes revenue from gift cards when they are redeemed by the customer. The Company also recognizes income on unredeemed gift cards, which is recognized proportionately using a time-based attribution method from issuance of the gift card to the time when it can be determined that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions, referred to as "gift card breakage". The gift card breakage rate is based on historical redemption patterns and totaled $3.1 million, $2.7 million, and $3.0 million in 2015, 2014, and 2013, respectively. Gift card breakage is included in net sales in the Consolidated Statements of Income and Comprehensive Income.
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
Other Operating Expense (Income), Net
Other operating income, net primarily consists of gains/losses on disposal of assets and excess proceeds from the settlement of insurance claims.
Other Expense, Net
Other expense, net primarily consists of foreign currency transaction gains/losses.
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
The following is information regarding the Company's major product and sales channels:

	2015	2014	2013
	(in thousands)
Apparel	$2,062,235	$1,883,641	$1,922,868
Accessories and other	242,408	240,052	254,426
Other revenue	45,486	41,788	41,831
Total net sales	$2,350,129	$2,165,481	$2,219,125

	2015	2014	2013
	(in thousands)
Stores	$1,911,923	$1,769,478	$1,836,704
E-commerce	392,720	354,215	340,590
Other revenue	45,486	41,788	41,831
Total net sales	$2,350,129	$2,165,481	$2,219,125
Other revenue consists primarily of sell-off revenue related to mark-out-of-stock inventory sales to third parties, shipping and handling revenue related to e-commerce activity, and revenue from franchise agreements.
Revenues and long-lived assets relating to the Company's international operations for 2015, 2014, and 2013, and as of January 30, 2016 and January 31, 2015, respectively, were not material and, therefore, not reported separately from domestic revenues and long-lived assets.

3. Property and Equipment, Net
Property and equipment, net, consisted of:

	January 30, 2016	January 31, 2015
	(in thousands)
Building improvements	$86,487	$86,487
Furniture, fixtures and equipment, software	378,041	341,272
Leasehold improvements	412,457	371,462
Construction in process	70,796	40,291
Other	827	828
Total	948,608	840,340
Less: accumulated depreciation	(504,211)	(432,733)
Property and equipment, net	$444,397	$407,607
Depreciation expense totaled $74.4 million, $73.5 million, and $66.7 million in 2015, 2014, and 2013, respectively, excluding impairment charges discussed in Note 2.
4. Leased Facilities and Commitments
Annual store rent consists of a fixed minimum amount and/or contingent rent based on a percentage of sales exceeding a stipulated amount.
Rent expense is summarized as follows:

	2015	2014	2013
Store rent:	(in thousands)
Fixed minimum	$213,228	$209,323	$201,477
Contingent	6,945	6,398	5,942
Total store rent	220,173	215,721	207,419
Home office, distribution center, other	5,413	5,609	5,400
Total rent expense	$225,586	$221,330	$212,819
As of January 30, 2016, the Company was committed to noncancelable leases with remaining terms from 1 to 15 years. A substantial portion of these commitments consist of store leases, generally with an initial term of 10 years. Store lease terms typically require additional payments covering real estate taxes, common area maintenance costs, and certain other landlord charges, which are excluded from the following table.
Minimum rent commitments under noncancelable operating leases are as follows (in thousands):

2016	$227,799
2017	197,826
2018	183,520
2019	167,318
2020	157,149
Thereafter	563,055
Total	$1,496,667
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
The initial lease terms related to these lease arrangements are expected to expire in 2023 and 2030. The net book value of landlord funded construction, replacement cost of pre-existing property, and capitalized interest in property and equipment on the Consolidated Balance Sheets was $67.4 million and $71.0 million, as of January 30, 2016 and January 31, 2015, respectively. There was also $69.6 million and $70.9 million of lease financing obligations as of January 30, 2016 and January 31, 2015, respectively, in other long-term liabilities on the Consolidated Balance Sheets. Transactions involving the initial recording of these assets and liabilities were classified as non-cash items for purposes of the Consolidated Statements of Cash Flows.
Rent expense relating to the land is recognized on a straight-line basis over the lease term. The Company does not report rent expense for the portion of the rent payment determined to be related to the buildings which are owned for accounting purposes. Rather, this portion of rent payment under the lease is recognized as interest expense and a reduction of the lease financing obligations.
6. Intangible Assets
The following table provides the significant components of intangible assets:

	January 30, 2016
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename/domain names/trademarks	$197,597	$—	$197,597
Licensing arrangements	425	172	253
	$198,022	$172	$197,850

	January 31, 2015
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename/domain names/trademarks	$197,562	$—	$197,562
Licensing arrangements	1,425	156	1,269
	$198,987	$156	$198,831
The Company's tradename, Internet domain names, and trademarks have indefinite lives. Licensing arrangements are amortized over a period of ten years and are included in other assets on the Consolidated Balance Sheets. Amortization expense totaled $0.1 million, $0.8 million, and $1.3 million during 2015, 2014, and 2013, respectively. In 2015, the Company recognized an impairment charge of $0.9 million related to a licensing agreement associated with the exit of certain franchise locations.

Future amortization expense is expected to approximate the following (in thousands):

2016	$49
2017	49
2018	49
2019	49
2020	49
Thereafter	8
Total	$253
7. Income Taxes
The provision for income taxes consists of the following:

	2015	2014	2013
Current:	(in thousands)
U.S. federal	$72,222	$29,884	$64,071
U.S. state and local	12,425	6,491	12,815
Foreign	224	565	548
Total	84,871	36,940	77,434
Deferred:
U.S. federal	(8,715)	6,884	757
U.S. state and local	(1,983)	(558)	(1,541)
Foreign	(2)	(35)	(23)
Total	(10,700)	6,291	(807)
Provision for income taxes	$74,171	$43,231	$76,627
The following table provides a reconciliation between the statutory federal income tax rate and the effective tax rate:

	2015	2014	2013
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax effect	3.6%	4.1%	3.8%
Other items, net	0.3%	(0.3)%	0.9%
Effective tax rate	38.9%	38.8%	39.7%

The following table provides the effect of temporary differences that created deferred income taxes as of January 30, 2016 and January 31, 2015. Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carry-forwards at the end of the respective periods.

	January 30, 2016	January 31, 2015
	(in thousands)
Deferred tax assets:
Accrued expenses and deferred compensation	$40,540	$30,667
Rent	28,551	25,605
Lease financing obligations	28,492	29,072
Inventory	1,778	—
Other	1,774	2,104
Tax credits/carryforwards	214	—
Valuation allowance	(2,081)	(1,668)
Total deferred tax assets	99,268	85,780

Deferred tax liabilities:
Inventory	—	5,915
Prepaid expenses	4,177	3,762
Intangible assets	17,996	13,844
Property and equipment	55,868	51,732
Total deferred tax liabilities	78,041	75,253
Net deferred tax asset	$21,227	$10,527
The net increase in the total valuation allowance attributable to foreign operations for the years ended January 30, 2016, and January 31, 2015 was $0.4 million and $0.3 million, respectively. The foreign capital loss carryforward as of January 30, 2016 and January 31, 2015 was $0.3 million and $0.4 million, respectively. The Company has established a full valuation allowance related to the foreign capital loss carryforward. The foreign capital loss carryforward period is indefinite.
No other valuation allowances have been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future.
Prior to the early adoption of ASU 2015-17 on a prospective basis, net deferred tax assets were classified within the Consolidated Balance Sheets and were included in other current assets for current deferred tax assets and separately identified as deferred taxes for non-current deferred tax assets. Net deferred tax liabilities were classified within the Consolidated Balance Sheets and were included in accrued expenses for current deferred tax liabilities and other long-term liabilities for non-current deferred tax liabilities. All net deferred tax assets and liabilities are now classified as non-current within the Consolidated Balance Sheets. Refer to Note 1 of the Consolidated Financial Statements for additional information on the adoption of ASU 2015-17. The following table summarizes net deferred tax assets:

	January 30, 2016	January 31, 2015
	(in thousands)
Current deferred tax liability	$—	$(1,844)
Non-current deferred tax asset	21,227	12,371
Net deferred tax assets	$21,227	$10,527

Uncertain Tax Positions
The Company evaluates tax positions using a more likely than not recognition criterion.
A reconciliation of the beginning to ending unrecognized tax benefits is as follows:

	January 30, 2016	January 31, 2015	February 1, 2014
	(in thousands)
Unrecognized tax benefits, beginning of year	$1,651	$4,091	$2,313
Gross addition for tax positions of the current year	767	346	1,469
Gross addition for tax positions of the prior year	7,174	129	309
Settlements	(57)	(2,137)	—
Reduction for tax positions of prior years	(29)	(628)	—
Lapse of statute of limitations	—	(150)	—
Unrecognized tax benefits, end of year	$9,506	$1,651	$4,091
The amount of the above unrecognized tax benefits as of January 30, 2016, January 31, 2015, and February 1, 2014 that would impact the Company's effective tax rate, if recognized, is $9.5 million, $1.7 million, and $4.1 million, respectively.
During the second quarter of 2014, the Internal Revenue Service (IRS) completed its examination of the Company’s 2012, 2011, and 2010 income tax returns. The Company released gross uncertain tax positions of $2.1 million and the related accrued interest of $0.1 million as a result of the conclusion of this examination.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The total amount of net interest in tax expense related to interest and penalties included in the consolidated statements of comprehensive income was $0.7 million for 2015 and immaterial for 2014 and 2013. As of January 30, 2016 and January 31, 2015, the Company had accrued interest of $0.8 million and $0.1 million, respectively.
The Company is subject to examination by the IRS for years subsequent to 2012. The Company is also generally subject to examination by various U.S. state and local and non-U.S. tax jurisdictions for the years subsequent to 2011. There are ongoing U.S. state and local audits covering tax years 2012 through 2014. The Company does not expect the results from any income tax audit to have a material impact on the Company’s financial statements.
The Company believes that over the next twelve months, it is reasonably possible that up to $7.4 million of unrecognized tax benefits could be resolved as the result of the expiration of the statute of limitations. Final settlement of these issues may result in payments that are more or less than this amount, but the Company does not anticipate the resolution of these matters will result in a material change to its consolidated financial position or results of operations.
The Company’s Canadian subsidiary has an accumulated deficit, thus we have not provided for income taxes in the United States on undistributed earnings.
8. Debt
Borrowings outstanding consisted of the following:

	January 30, 2016	January 31, 2015
	(in thousands)
8 3/4% Senior Notes	$—	$200,850
Debt discount on Senior Notes	—	(1,323)
Total long-term debt	$—	$199,527

Revolving Credit Facility
On July 29, 2011, Express Holding, a wholly-owned subsidiary, and its subsidiaries entered into an Amended and Restated $200.0 million secured Asset-Based Credit Facility ("Revolving Credit Facility"). On May 20, 2015, the parties further amended and restated the Revolving Credit Facility. The amendment increased the borrowing capacity under the facility from $200 million to $250 million and extended the expiration date of the facility to May 20, 2020. As of January 30, 2016, there were no borrowings outstanding and approximately $240.6 million available under the Revolving Credit Facility.
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
The Revolving Credit Facility requires Express Holding and its subsidiaries to maintain a fixed charge coverage ratio of at least 1.0:1.0 if excess availability plus eligible cash collateral is less than 10% of the borrowing base for 15 consecutive days. In addition, the Revolving Credit Facility contains customary covenants and restrictions on Express Holding's and its subsidiaries' activities, including, but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, distributions, dividends, the repurchase of capital stock, transactions with affiliates, the ability to change the nature of its business or fiscal year, and permitted business activities. All obligations under the Revolving Credit Facility are guaranteed by Express Holding and its domestic subsidiaries (that are not borrowers) and secured by a lien on, among other assets, substantially all working capital assets, including cash, accounts receivable, and inventory, of Express Holding and its domestic subsidiaries.
Senior Notes
On March 5, 2010, Express, LLC and Express Finance, wholly-owned subsidiaries of the Company, co-issued, in a private placement, $250.0 million of 8 3/4% Senior Notes due in 2018 at an offering price of 98.6% of the face value.
On March 1, 2015, the outstanding notes in the amount of $200.9 million were redeemed in full at 102.19% of the principal amount, with total payments equal to $205.3 million, plus accrued and unpaid interest to, but not including, the redemption date.
Loss on Extinguishment
In connection with the redemption of the Senior Notes in the first quarter of 2015, the Company recognized a $9.7 million loss on extinguishment of debt, which was recorded as interest expense in the Consolidated Statements of Income and Comprehensive Income. The redemption premium represented approximately $4.4 million of this loss on extinguishment. The remaining loss on extinguishment was attributable to the unamortized debt issuance costs and unamortized debt discount write-offs totaling $5.3 million. The unamortized debt issuance costs and unamortized debt discount write-offs are presented as a non-cash adjustment to reconcile net income to net cash provided by operating activities within the Consolidated Statements of Cash Flows.

Letters of Credit
The Company may enter into various trade letters of credit ("trade LCs") in favor of certain vendors to secure merchandise. These trade LCs are issued for a defined period of time, for specific shipments, and generally expire three weeks after the merchandise shipment date. As of January 30, 2016 and January 31, 2015, there were no outstanding trade LCs. Additionally, the Company enters into stand-by letters of credit ("stand-by LCs") on an as-needed basis to secure payment obligations for merchandise purchases and other general and administrative expenses. As of January 30, 2016 and January 31, 2015, outstanding stand-by LCs totaled $2.8 million and $2.5 million, respectively.
9. Stockholders' Equity
Share Repurchase Programs
On December 9, 2015, the Company's Board of Directors (the "Board") approved a new share repurchase program which authorizes the Company to repurchase up to $100.0 million of the Company's common stock during the 12 month period following the approval using available cash, including cash on hand or cash available for borrowing under the Company's Revolving Credit Facility (the "2015 Repurchase Program"). In 2015, the Company repurchased 1.7 million shares of its common stock under the 2015 Repurchase Program for an aggregate amount equal to $28.6 million, including commissions. In addition, subsequent to January 30, 2016, the Company repurchased an additional 2.5 million shares of its common stock under the 2015 Repurchase Program for an aggregate amount equal to $41.5 million, including commissions.
On May 28, 2014, the Board authorized the repurchase of up to $100.0 million of common stock (the "2014 Repurchase Program"). The 2014 Repurchase Program expired on November 28, 2015, 18 months after its adoption. In total, the Company repurchased 2.1 million shares of its common stock under the 2014 Repurchase Program for an aggregate amount equal to $40.0 million, including commissions. All repurchases under the 2014 Repurchase Program were completed during 2015.
On May 24, 2012, the Board authorized the Company to repurchase up to $100.0 million of the Company's common stock from time to time in open market or privately negotiated transactions (the "2012 Repurchase Program"). The 2012 Repurchase Program was completed during the third quarter of 2013 following total repurchases of 5.6 million shares of the Company's common stock for approximately $100.0 million. During 2013, the Company repurchased 1.6 million shares of its common stock for a total of $35.1 million, including commissions.
Stockholder Rights Plan
On June 12, 2014, the Board adopted a Stockholder Rights Plan (the “Rights Plan”). Under the Rights Plan, one right was distributed for each share of common stock outstanding at the close of business on June 23, 2014 and one right was to be issued for each new share of common stock issued thereafter. If any person or group acquired 10% or more of the Company’s outstanding common stock without the approval of the Board, there would be a triggering event entitling a registered holder to purchase from the Company one one-hundredth of a share of Participating Preferred Stock, par value $0.01 per share, for $70.00, subject to adjustment. Existing 10% or greater stockholders were grandfathered to the extent of their June 12, 2014 ownership levels.
The Rights Plan was originally set to expire one year after it was adopted on June 12, 2015, but was amended on June 10, 2015 in order to extend the expiration date to June 10, 2016. On March 29, 2016, the Board further amended the Rights Plan to accelerate the expiration date to March 29, 2016, effectively terminating the Rights Plan as of that date.
10. Share-Based Compensation
The Company records the fair value of share-based payments to employees in the Consolidated Statements of Income and Comprehensive Income as compensation expense, net of forfeitures, over the requisite service period.
Share-Based Compensation Plans
In 2010, the Board approved, and the Company implemented, the Express, Inc. 2010 Incentive Compensation Plan (as amended, the "2010 Plan"). The 2010 Plan authorizes the Compensation Committee (the "Committee") of the Board and its designees to offer eligible employees and directors cash and stock-based incentives as deemed appropriate in order to attract, retain, and reward such individuals. Effective April 3, 2012, the Board amended the 2010 Plan to, among other things, reduce the number of shares available for issuance under the 2010 Plan. As of January 30, 2016, 15.2 million shares were authorized to be granted under the 2010 Plan and 7.2 million remained available for future issuance.

The following summarizes share-based compensation expense:

	2015	2014	2013
	(in thousands)
Stock options	$3,399	$7,556	$8,883
Restricted stock units and restricted stock	15,039	11,770	12,291
Total share-based compensation	$18,438	$19,326	$21,174
The stock compensation related income tax benefit recognized by the Company in 2015, 2014, and 2013 was $4.7 million, $3.9 million, and $3.5 million, respectively.
Stock Options
During 2015, the Company granted stock options under the 2010 Plan. The fair value of the stock options is determined using the Black-Scholes-Merton option-pricing model as described later in this note. Stock options granted in 2015 under the 2010 Plan vest 25% per year over four years or upon reaching retirement eligibility, defined as providing 10 years of service and being at least 55 years old. These options have a ten year contractual life. The expense for stock options is recognized using the straight-line attribution method.
The Company's activity with respect to stock options during 2015 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding, January 31, 2015	3,470	$18.45
Granted	249	$16.37
Exercised	(74)	$17.16
Forfeited or expired	(199)	$18.86
Outstanding, January 30, 2016	3,446	$18.31	5.9	$893
Expected to vest at January 30, 2016	764	$17.19	8.0	$488
Exercisable at January 30, 2016	2,663	$18.64	5.3	$392
The following provides additional information regarding the Company's stock options:

	2015	2014	2013
	(in thousands, except per share amounts)
Weighted average grant date fair value of options granted	$7.79	$8.49	$9.50
Total intrinsic value of options exercised	$176	$—	$1,001
As of January 30, 2016, there was approximately $3.0 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of approximately 1.4 years.
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

The fair value of stock options was estimated at the grant date using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	2015	2014	2013
Risk-free interest rate (1)	1.60%	1.86%	1.14%
Price Volatility (2)	47.81%	53.73%	55.93%
Expected term (years) (3)	6.25	6.25	6.20
Dividend yield (4)	—	—	—

(1)	Represents the yield on U.S. Treasury securities with a term consistent with the expected term of the stock options.

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
Restricted Stock Units and Restricted Stock
During 2015, the Company granted restricted stock units ("RSUs") under the 2010 Plan, including 0.4 million RSUs with performance conditions. The fair value of the RSUs is determined based on the Company's closing stock price on the day prior to the grant date in accordance with the 2010 Plan. The expense for RSUs without performance conditions is recognized using the straight-line attribution method. The expense for RSUs with performance conditions is recognized using the graded vesting method based on the expected achievement of the performance conditions. The RSUs with performance conditions are also subject to time-based vesting. All of the RSUs granted during 2015 that are earned based on the achievement of performance criteria will vest on April 15, 2018. RSUs without performance conditions vest ratably over four years.
The Company's activity with respect to RSUs and restricted stock, including awards with performance conditions, for 2015 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value
	(in thousands, except per share amounts)
Unvested, January 31, 2015	1,435	$17.75
Granted (1)	1,292	$16.39
Performance Shares Adjustment (2)	366	$15.88
Vested	(623)	$18.07
Forfeited	(258)	$16.94
Unvested, January 30, 2016	2,212	$16.66

(1)
Approximately 0.5 million RSUs with three-year performance conditions are included in this amount which represents 125% of the number of shares granted. This is based on current estimates against predefined financial performance targets.

(2)
Represents a change in the number of 2014 RSUs with performance conditions expected to vest. The change was due to an updated estimate of the Company's achievement against predefined financial targets. This amount represents approximately 77% of the number of RSUs with performance conditions granted in 2014.

The total fair value/intrinsic value of RSUs and restricted stock that vested was $11.2 million, $13.4 million, and $8.5 million, during 2015, 2014, and 2013, respectively. As of January 30, 2016, there was approximately $20.4 million of total unrecognized compensation expense related to unvested RSUs and restricted stock, which is expected to be recognized over a weighted-average period of approximately 1.8 years.

11. Earnings Per Share
The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share:

	2015	2014	2013
	(in thousands)
Weighted-average shares - basic	83,980	84,144	84,466
Dilutive effect of stock options, restricted stock units, and restricted stock	611	410	602
Weighted-average shares - diluted	84,591	84,554	85,068
Equity awards representing 2.4 million, 4.2 million, and 2.0 million shares of common stock were excluded from the computation of diluted earnings per share for 2015, 2014, and 2013, respectively, as the inclusion of these awards would have been anti-dilutive.
Additionally, for 2015, 0.4 million shares were excluded from the computation of diluted weighted average shares because the number of shares that will ultimately be issued is contingent on the Company's performance compared to pre-established performance goals which have not been achieved as of January 30, 2016.
12. Retirement Benefits
The employees of the Company, if eligible, participate in a qualified defined contribution retirement plan (the “Qualified Plan”) and a non-qualified supplemental retirement plan (the “Non-Qualified Plan”) sponsored by the Company.
Participation in the Company's Qualified Plan is available to employees who meet certain age and service requirements. The Qualified Plan permits employees to elect contributions up to the lesser of 15% of their compensation or the maximum limits allowable under the Internal Revenue Code ("IRC"). The Company matches employee contributions according to a pre-determined formula. Prior to 2014, the Company contributed additional discretionary amounts based on a percentage of the employees' eligible annual compensation and years of service. This discretionary contribution was discontinued effective for the 2014 plan year. Employee contributions and Company matching contributions vest immediately. Additional discretionary Company contributions and the related investment earnings are subject to vesting based on years of service.
Total expense recognized related to the Qualified Plan employer match was $3.8 million, $3.1 million, and $3.1 million in 2015, 2014, and 2013, respectively. In addition, the Company recognized expense of $4.8 million related to discretionary contributions to the Qualified Plan in 2013.
Participation in the Non-Qualified Plan is made available to employees who meet certain age, service, job level, and compensation requirements. The Non-Qualified Plan is an unfunded plan which provides benefits beyond the IRC limits for qualified defined contribution plans. The plan permits employees to elect contributions up to a maximum percentage of eligible compensation. The Company matches employee contributions according to a pre-determined formula. The Non-Qualified Plan also previously credited additional amounts based on a percentage of the employees' eligible compensation and years of service, but this portion of the plan was discontinued effective for the 2014 plan year. In addition, the Non-Qualified Plan permits employees to defer additional compensation up to a maximum amount. The Company does not match the contributions for additional deferred compensation. Employees' accounts are credited with interest using a rate determined annually by the Retirement Plan Committee based on a methodology consistent with historical practices. Employee contributions and the related interest vest immediately. Company contributions and the related interest are subject to vesting based on years of service. Employees may elect an in-service distribution for the additional deferred compensation component only. Employees are not permitted to take a withdrawal from any other portion of the Non-Qualified Plan while actively employed with the Company. The remaining vested portion of employees' accounts in the Non-Qualified Plan will be distributed upon termination of employment in either a lump sum or in equal annual installments over a specified period of up to 10 years. Total expense recognized related to the Non-Qualified Plan was $2.2 million, $1.5 million, and $2.6 million in 2015, 2014, and 2013, respectively.
The Company elected to account for this cash balance plan based on the participant account balances, excluding actuarial considerations, as permitted by the applicable authoritative guidance.

The annual activity for the Company's Non-Qualified Plan, was as follows:

	January 30, 2016	January 31, 2015
	(in thousands)
Balance, beginning of period	$27,256	$25,753
Contributions:
Employee	1,633	1,273
Company	746	836
Interest	1,436	1,387
Distributions	(3,179)	(1,904)
Forfeitures	(10)	(89)
Balance, end of period	$27,882	$27,256
These amounts are included in other long-term liabilities on the Consolidated Balance Sheets.
13. Commitments and Contingencies
From time to time the Company is subject to various claims and contingencies arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company's results of operations, financial condition, or cash flows.
14. Quarterly Financial Data (Unaudited)
Summarized unaudited quarterly financial results for 2015 and 2014 follows:

2015 Quarter	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Net sales	$502,378	$535,582	$546,616	$765,553
Gross profit	$166,444	$177,190	$191,089	$260,554
Net income	$13,062	$21,028	$26,307	$56,116
Earnings per basic share	$0.15	$0.25	$0.31	$0.68
Earnings per diluted share	$0.15	$0.25	$0.31	$0.67

2014 Quarter	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Net sales	$460,652	$481,420	$497,608	$725,801
Gross profit	$137,373	$136,025	$157,558	$229,998
Net income	$5,083	$6,867	$14,585	$41,790
Earnings per basic share	$0.06	$0.08	$0.17	$0.50
Earnings per diluted share	$0.06	$0.08	$0.17	$0.49
15. Subsequent Event
In February 2016, the Company amended its lease with the landlord of the Times Square Flagship store. The amendment provides the landlord with the option to cancel the lease upon sufficient notice through December 31, 2016. If the landlord exercises this option, the Company will be required to make a cash payment of $15 million to the landlord. In conjunction with amending the lease, the Company will incur charges of approximately $11 million in the first quarter of 2016, reflecting the recognition of the fair value of the option provided to the landlord and amortization of the resultant debt discount.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 30, 2016.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of January 30, 2016. In making this assessment, we used the criteria set forth by COSO. Based on our assessment, management concluded that, as of January 30, 2016, the Company's internal control over financial reporting was effective.
PricewaterhouseCoopers, LLP, an independent registered public accounting firm that audited the financial statements included in this Report on Form 10-K, has also audited the effectiveness of the Company's internal control over financial reporting as of January 30, 2016, as stated in their report which is included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) that occurred during the fourth quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated herein by reference to the sections entitled "Election of Directors", "Executive Officers", "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for our 2016 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item is incorporated herein by reference to the sections entitled "Executive Compensation", "Corporate Governance - Director Compensation", "Corporate Governance - Compensation Committee Interlocks and Insider Participation" and "Executive Compensation - Compensation and Governance Committee Report" in the Proxy Statement for our 2016 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated herein by reference to the section entitled "Stock Ownership Information" in the Proxy Statement for our 2016 Annual Meeting of Stockholders.
The following table summarizes share and exercise price information about our equity compensation plan as of January 30, 2016.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,642,246	17.63	7,203,407
Equity compensation plans not approved by security holders	—	—	—
Total	5,642,246	17.63	7,203,407
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated herein by reference to the sections entitled "Related Person Transactions" and "Corporate Governance - Director Independence" in the Proxy Statement for our 2016 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item is incorporated herein by reference to the section entitled "Audit Committee - Principal Accountant Fees and Services" in the Proxy Statement for our 2016 Annual Meeting of Stockholders.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)    (1) Consolidated Financial Statements
The following consolidated financial statements of Express, Inc. and its subsidiaries are filed as part of this report under Item 8. Financial Statements and Supplementary Data:
Report of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP
Consolidated Balance Sheets as of January 30, 2016 and January 31, 2015
Consolidated Statements of Income and Comprehensive Income for the years ended January 30, 2016, January 31, 2015, and February 1, 2014
Consolidated Statements of Changes in Stockholders' Equity for the years ended January 30, 2016, January 31, 2015, and February 1, 2014
Consolidated Statements of Cash Flows for the years ended January 30, 2016, January 31, 2015, and February 1, 2014

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

3.2	Certificate of Amendment of Certificate of Incorporation of Express, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on June 11, 2013).
3.2	Bylaws of Express, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed with the SEC on June 11, 2013).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Express S-1, filed with the SEC on April 30, 2010.)
4.2	Stockholder Protection Rights Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on June 13, 2014).
4.3
Amendment No. 1, dated as of June 10, 2015, to the Stockholder Protection Rights Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on June 11, 2015).

4.4
Amendment No. 2, dated as of March 29, 2016, to the Stockholder Protection Rights Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on March 29, 2016).

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

10.5+	Amendment No. 1 to Express, Inc. 2010 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on June 3, 2011).
10.6+	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Express S-1, filed with the SEC on April 30, 2010).
10.7+	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.17 to the Express S-1, filed with the SEC on April 30, 2010).
10.8+	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.19 to the Express S-1, filed with the SEC on April 30, 2010).
10.9+	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.13 to the Express S-1, filed with the SEC on April 30, 2010).
10.10+	Form of Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on June 6, 2013).
10.11+	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on June 6, 2013).
10.12+	Form of Non-Qualified Stock Option Grant (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on April 4, 2014).

10.13+	Form of Restricted Stock Unit Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.2 to the Form 8-K field by the Company on April 4, 2014).
10.14+	Form of Restricted Stock Unit Agreement for Performance Stock Units (incorporated by reference to Exhibit 10.3 to the Form 8-K field by the Company on April 4, 2014).
10.15	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.22 to the Express S-1, filed with the SEC on April 30, 2010).
10.16	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on January 5, 2011).
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

10.21
Second Amended and Restated $250,000,000 Asset-Based Loan Credit Agreement, dated as of May 20, 2015 among Express Holding, LLC, as Parent, Express, LLC, as Borrower, the Initial Lenders, Initial Issuing Bank and Swing Line Bank, Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, U.S. Bank National Association, as Syndication Agent, and Wells Fargo Bank, National Association, as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on May 27, 2015).

10.22+	Form of Severance Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on July 7, 2015).
10.23+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Current Report Form 8-K, filed with the SEC on July 7, 2015).
21.1*	List of subsidiaries of registrant.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Financial Officer and Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
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

Date:	March 30, 2016	EXPRESS, INC.

		By:	/s/ Periclis Pericleous
Periclis Pericleous
Senior Vice President, Chief Financial Officer and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 30, 2016	By:	/s/ David G. Kornberg
David G. Kornberg
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	March 30, 2016	By:	/s/ Periclis Pericleous
Periclis Pericleous
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Date:	March 30, 2016	By:	/s/ Michael A. Weiss
Michael A. Weiss
Director

Date:	March 30, 2016	By:	/s/ Michael G. Archbold
Michael G. Archbold
Director

Date:	March 30, 2016	By:	/s/ Michael F. Devine
Michael F. Devine, III
Director

Date:	March 30, 2016	By:	/s/ Theo Killion
Theo Killion
Director

Date:	March 30, 2016	By:	/s/ Mylle H. Mangum
Mylle H. Mangum
Director