Form 10-Q
period 2016-04-30
EXPRESS, INC.
filed 2016-06-08
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock was 79,091,942 as of May 28, 2016.

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

•
fluctuations in our sales, results of operations, and cash levels on a seasonal basis and due to a variety of other factors, including our product offerings relative to customer demand, the mix of merchandise we sell, promotions, and inventory levels;

•	competition from other retailers;

•	customer traffic at malls, shopping centers, and at our stores and online;

•	our dependence on a strong brand image;

•	our ability to develop and maintain a relevant and reliable omni-channel experience for our customers;

•	the failure or breach of information systems upon which we rely;

•	our ability to protect our customer data from fraud and theft;

•	our dependence upon independent third parties to manufacture all of our merchandise;

•	changes in the cost of raw materials, labor, and freight;

•	supply chain disruption;

•	our dependence upon key executive management;

•	our growth strategy, including our ability to improve the productivity of our existing stores, open new stores and grow our e-commerce business;

•	our substantial lease obligations;

•	our reliance on third parties to provide us with certain key services for our business;

•	claims made against us resulting in litigation or changes in laws and regulations applicable to our business;

•	our inability to protect our trademarks or other intellectual property rights which may preclude the use of our trademarks or other intellectual property around the world;

•	restrictions imposed on us under the terms of our asset-based loan facility, including restrictions on our ability to repurchase our common stock;

•	fluctuations in energy costs;

•	changes in tax requirements, results of tax audits, and other factors that may cause fluctuations in our effective tax rate;

•	impairment charges on long-lived assets; and

•	our failure to maintain adequate internal controls.
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. For a discussion of these risks and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 30, 2016 ("Annual Report"), filed with the Securities and Exchange Commission (“SEC”) on March 30, 2016. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as otherwise required by law.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	April 30, 2016	January 30, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$111,033	$186,903
Receivables, net	16,538	22,130
Inventories	281,348	255,350
Prepaid minimum rent	30,677	30,694
Other	19,863	18,342
Total current assets	459,459	513,419

PROPERTY AND EQUIPMENT	958,626	948,608
Less: accumulated depreciation	(511,352)	(504,211)
Property and equipment, net	447,274	444,397

TRADENAME/DOMAIN NAMES/TRADEMARKS	197,597	197,597
DEFERRED TAX ASSETS	21,461	21,227
OTHER ASSETS	1,909	2,004
Total assets	$1,127,700	$1,178,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$146,019	$149,884
Deferred revenue	27,773	30,895
Accrued expenses	169,260	126,624
Total current liabilities	343,052	307,403

DEFERRED LEASE CREDITS	142,115	139,236
OTHER LONG-TERM LIABILITIES	48,962	114,052
Total liabilities	534,129	560,691

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 91,970 shares and 91,127 shares issued at April 30, 2016 and January 30, 2016, respectively, and 79,044 shares and 80,914 shares outstanding at April 30, 2016 and January 30, 2016, respectively	920	911
Additional paid-in capital	176,578	169,515
Accumulated other comprehensive loss	(3,134)	(4,665)
Retained earnings	646,180	633,298
Treasury stock – at average cost; 12,926 shares and 10,213 shares at April 30, 2016 and January 30, 2016, respectively	(226,973)	(181,106)
Total stockholders’ equity	593,571	617,953
Total liabilities and stockholders’ equity	$1,127,700	$1,178,644
See Notes to Unaudited Consolidated Financial Statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
NET SALES	$502,909	$502,378
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	335,161	335,934
Gross profit	167,748	166,444
OPERATING EXPENSES:
Selling, general, and administrative expenses	135,762	133,176
Other operating expense (income), net	165	(680)
Total operating expenses	135,927	132,496

OPERATING INCOME	31,821	33,948

INTEREST EXPENSE, NET	11,731	12,313
OTHER INCOME, NET	(690)	(349)
INCOME BEFORE INCOME TAXES	20,780	21,984
INCOME TAX EXPENSE	7,898	8,922
NET INCOME	$12,882	$13,062

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	1,531	721
COMPREHENSIVE INCOME	$14,413	$13,783

EARNINGS PER SHARE:
Basic	$0.16	$0.15
Diluted	$0.16	$0.15

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	79,063	84,443
Diluted	79,914	84,978
See Notes to Unaudited Consolidated Financial Statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,882	$13,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,783	18,809
Loss on disposal of property and equipment	290	304
Amortization of lease financing obligation discount	11,354	—
Excess tax benefit from share-based compensation	—	(116)
Share-based compensation	4,368	3,851
Non-cash loss on extinguishment of debt	—	5,255
Deferred taxes	(235)	22
Landlord allowance amortization	(2,138)	(2,742)
Payment of original issue discount	—	(2,812)
Changes in operating assets and liabilities:
Receivables, net	5,633	5,066
Inventories	(25,600)	(24,696)
Accounts payable, deferred revenue, and accrued expenses	(42,534)	(13,122)
Other assets and liabilities	3,536	2,487
Net cash (used in) provided by operating activities	(15,661)	5,368

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,247)	(23,148)
Net cash used in investing activities	(18,247)	(23,148)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	—	(198,038)
Payments on lease financing obligations	(389)	(383)
Excess tax benefit from share-based compensation	—	116
Proceeds from exercise of stock options	2,703	—
Repurchase of common stock under share repurchase plan (see Note 11)	(41,527)	—
Repurchase of shares for tax withholding obligations	(4,340)	(2,912)
Net cash used in financing activities	(43,553)	(201,217)

EFFECT OF EXCHANGE RATE ON CASH	1,591	536

NET DECREASE IN CASH AND CASH EQUIVALENTS	(75,870)	(218,461)
CASH AND CASH EQUIVALENTS, Beginning of period	186,903	346,159
CASH AND CASH EQUIVALENTS, End of period	$111,033	$127,698
See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements
1. Description of Business and Basis of Presentation
Business Description
Express, Inc., together with its subsidiaries ("Express" or the "Company"), is a specialty apparel and accessories retailer of women's and men's merchandise, targeting the 20 to 30 year old customer. Express merchandise is sold through retail and factory outlet stores and the Company's e-commerce website, www.express.com, as well as its mobile app. As of April 30, 2016, Express operated 558 primarily mall-based retail stores in the United States, Canada, and Puerto Rico as well as 85 factory outlet stores. Additionally, the Company earned revenue from 33 franchise stores in the Middle East, Latin America, and South Africa. These franchise stores are operated by franchisees pursuant to franchise agreements. Under the franchise agreements, the franchisees operate stand-alone Express stores that sell Express-branded apparel and accessories purchased directly from the Company. During the fourth quarter of 2015, the Company made a strategic decision to exit its franchise agreements in the Middle East and South Africa. All 15 of these locations are expected to be closed by the end of 2016.
Fiscal Year
The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. References herein to "2016" and "2015" represent the 52-week periods ended January 28, 2017 and January 30, 2016, respectively. All references herein to “the first quarter of 2016” and “the first quarter of 2015” represent the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively.
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and therefore do not include all of the information or footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for 2016. Therefore, these statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended January 30, 2016, included in the Company's Annual Report on Form 10-K, filed with the SEC on March 30, 2016.
Principles of Consolidation
The unaudited Consolidated Financial Statements include the accounts of Express, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expense during the reporting period, as well as the related disclosure of contingent assets and liabilities as of the date of the unaudited Consolidated Financial Statements. Actual results may differ from those estimates. The Company revises its estimates and assumptions as new information becomes available.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09. ASU 2014-09 supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)," and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606)," which defers the effective date of ASU 2014-09 to annual and interim reporting periods beginning after December 15, 2017 with early application permitted for annual and interim reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842). ASU 2016-02 requires entities to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. Under ASU 2016-02, a lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on its balance sheet. The new standard is effective for annual and interim periods beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-02 mandates a modified retrospective transition method with early adoption permitted. The Company is currently evaluating the impact that adopting ASU 2016-02 will have on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies several of the elements of accounting for share-based payments, including recognizing all excess tax benefits and tax deficiencies in the income statement immediately, allowing an entity to elect to either estimate the total number of awards that will vest or recognize forfeitures when they occur, modifying the tax withholding threshold to qualify for equity classification up to the employees' maximum statutory tax withholding, and clarifying the classification for excess tax benefits on the statement of cash flows. The Company elected to early adopt the new standard in the first quarter of 2016 on a prospective basis. The impact of adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows. The Company will continue to estimate forfeitures expected to occur in determining the amount of compensation cost to be recognized in each period.
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
The following is information regarding the Company's major product categories and sales channels:

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
	(in thousands)
Apparel	$441,243	$443,465
Accessories and other	52,652	49,245
Other revenue	9,014	9,668
Total net sales	$502,909	$502,378

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
	(in thousands)
Stores	$416,902	$415,074
E-commerce	76,993	77,636
Other revenue	9,014	9,668
Total net sales	$502,909	$502,378
Other revenue consists primarily of sell-off revenue related to mark-out-of-stock inventory sales to third parties, shipping and handling revenue related to e-commerce activity, and revenue from franchise agreements.
Revenue and long-lived assets relating to the Company's international operations for the thirteen weeks ended and as of April 30, 2016 and May 2, 2015, respectively, were not material for any period presented and, therefore, are not reported separately from domestic revenue or long-lived assets.

3. Earnings Per Share
The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share:

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
	(in thousands)
Weighted-average shares - basic	79,063	84,443
Dilutive effect of stock options, restricted stock units, and restricted stock	851	535
Weighted-average shares - diluted	79,914	84,978
Equity awards representing 1.2 million and 4.4 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen weeks ended April 30, 2016 and thirteen weeks ended May 2, 2015, respectively, as the inclusion of these awards would have been anti-dilutive.
Additionally, for the thirteen weeks ended April 30, 2016, 0.7 million shares were excluded from the computation of diluted weighted average shares because the number of shares that will ultimately be issued is contingent on the Company's performance compared to pre-established performance goals which have not been achieved as of April 30, 2016.
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
Financial Assets
The following table presents the Company's financial assets measured at fair value on a recurring basis as of April 30, 2016 and January 30, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall.

	April 30, 2016
	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$70,667	$—	$—

	January 30, 2016
	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$152,069	$—	$—
The carrying amounts reflected on the unaudited Consolidated Balance Sheets for cash, cash equivalents, receivables, prepaid expenses, and payables as of April 30, 2016 and January 30, 2016 approximated their fair values.

5. Intangible Assets
The following table provides the significant components of intangible assets:

	April 30, 2016
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename/domain names/trademarks	$197,597	$—	$197,597
Licensing arrangements	425	184	241
	$198,022	$184	$197,838

	January 30, 2016
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename/domain names/trademarks	$197,597	$—	$197,597
Licensing arrangements	425	172	253
	$198,022	$172	$197,850
The Company's tradename, Internet domain names, and trademarks have indefinite lives. Licensing arrangements are amortized over a period of ten years and are included in other assets on the unaudited Consolidated Balance Sheets. Amortization expense was nominal for the thirteen weeks ended April 30, 2016 and the thirteen weeks ended May 2, 2015.
6. Income Taxes
The provision for income taxes is based on a current estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. The Company's effective tax rate was 38.0% and 40.6% for the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively.
Effective June 8, 2016, the Chairman of the Company's Board of Directors (the "Board") is retiring. In accordance with the Amended and Restated Express, Inc. 2010 Incentive Compensation Plan (the "2010 Plan"), he has 90 days from this date to exercise certain stock options. The expiration of these options could impact the realization of certain deferred tax assets and therefore result in an increase in income tax expense of up to $4.2 million with a corresponding decrease to deferred tax assets at the end of the 90-day period.
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
The initial terms of the lease arrangements for which the Company is considered the owner are expected to expire in 2023 and 2030. The net book value of landlord funded construction, replacement cost of pre-existing property, and capitalized interest in property and equipment on the unaudited Consolidated Balance Sheets was $66.5 million and $67.4 million, as of April 30, 2016 and January 30, 2016, respectively. There was also $5.6 million and $69.6 million of lease financing obligations as of April 30, 2016 and January 30, 2016, respectively, in other long-term liabilities on the unaudited Consolidated Balance Sheets. In the first quarter, $63.7 million was reclassified to accrued expenses as a result of the amendment to the Times Square store lease discussed further below. Transactions involving the initial recording of these assets and liabilities are classified as non-cash items for purposes of the unaudited Consolidated Statements of Cash Flows.
Rent expense relating to the land is recognized on a straight-line basis over the lease term. The Company does not report rent expense for the portion of the rent payment determined to be related to the buildings which are owned for accounting purposes.

Rather, this portion of the rent payment under the lease is recognized as interest expense and a reduction of the lease financing obligations.
In February 2016, the Company amended its lease arrangement with the landlord of the Times Square Flagship store. The Company had previously determined it was the owner for accounting purposes based on assessment of the lease arrangement at inception as described above. The amendment provides the landlord with the option to cancel the lease upon sufficient notice through December 31, 2016. If the landlord exercises this option, the Company will be required to make a cash payment of $15 million to the landlord. In conjunction with amending the agreement, the Company recognized an $11.4 million put option liability and a related offset as a discount on the lease financing obligation. The discount was amortized over the shortest period under which the landlord was able to exercise this option (60 days). This resulted in the full amortization of the $11.4 million discount during the first quarter of 2016. The amortization of the discount was recorded as interest expense. As of April 30, 2016, the fair value of the put option was $10.6 million and is included within accrued expenses on the unaudited Consolidated Balance Sheet. The Company has also reclassified the related lease financing obligation in the amount of $63.7 million from other long-term liabilities to accrued expenses on the unaudited Consolidated Balance Sheet.
8. Debt
A summary of the Company's financing activities are as follows:
Revolving Credit Facility
On May 20, 2015, Express Holding, LLC, a wholly-owned subsidiary ("Express Holding"), and its subsidiaries entered into an Amended and Restated $250.0 million secured Asset-Based Credit Facility ("Revolving Credit Facility"). The expiration date of the facility is May 20, 2020. As of April 30, 2016, there were no borrowings outstanding and approximately $247.6 million available under the Revolving Credit Facility.
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
Senior Notes
On March 5, 2010, Express, LLC and Express Finance Corp., wholly-owned subsidiaries of the Company, co-issued, in a private placement, $250.0 million of 8 3/4% Senior Notes due in 2018 (the "Senior Notes") at an offering price of 98.6% of the face value.
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
Letters of Credit
The Company may enter into stand-by letters of credit ("stand-by LCs") on an as-needed basis to secure payment obligations for merchandise purchases and other general and administrative expenses. As of April 30, 2016 and January 30, 2016, outstanding stand-by LCs totaled $2.4 million and $2.8 million, respectively.

9. Share-Based Compensation
The Company records the fair value of share-based payments to employees in the unaudited Consolidated Statements of Income and Comprehensive Income as compensation expense, net of forfeitures, over the requisite service period.
Share-Based Compensation Plans
The following summarizes share-based compensation expense:

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
	(in thousands)
Restricted stock units and restricted stock	$3,305	$2,607
Stock options	1,063	1,244
Total share-based compensation	$4,368	$3,851
The stock compensation related income tax benefit recognized by the Company during the thirteen weeks ended April 30, 2016 and thirteen weeks ended May 2, 2015 was $5.5 million and $2.7 million, respectively.
Stock Options
During the thirteen weeks ended April 30, 2016, the Company granted stock options under the 2010 Plan. The fair value of the stock options is determined using the Black-Scholes-Merton option-pricing model as described later in this note. Stock options granted in 2016 under the 2010 Plan vest 25% per year over four years or upon reaching retirement eligibility, defined as providing 10 years of service and being at least 55 years old. These options have a ten year contractual life. The expense for stock options is recognized using the straight-line attribution method.
The Company's activity with respect to stock options during the thirteen weeks ended April 30, 2016 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding, January 31, 2016	3,446	$18.31
Granted	229	$21.14
Exercised	(156)	$17.35
Forfeited or expired	(29)	$20.13
Outstanding, April 30, 2016	3,490	$18.52	6.0	$2,793
Expected to vest at April 30, 2016	632	$17.96	8.6	$804
Exercisable at April 30, 2016	2,820	$18.63	5.4	$1,962
The following table provides additional information regarding the Company's stock options:

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
	(in thousands, except per share amounts)
Weighted average grant date fair value of options granted (per share)	$9.50	$7.76
Total intrinsic value of options exercised	$536	$—
As of April 30, 2016, there was approximately $3.8 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of approximately 1.8 years.
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

The fair value of stock options was estimated at the grant date using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Risk-free interest rate (1)	1.60%	1.59%
Price volatility (2)	43.15%	47.93%
Expected term (years) (3)	6.54	6.25
Dividend yield (4)	—	—

(1)	Represents the yield on U.S. Treasury securities with a term consistent with the expected term of the stock options.

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

(3)
Beginning in 2016, the Company calculated the expected term assumption using the midpoint scenario, which combines historical exercise data with hypothetical exercise data for outstanding options, as the Company believes this data currently represents the best estimate of the expected term of new employee options.

(4)	The Company does not currently plan on paying regular dividends.
Restricted Stock Units and Restricted Stock
During the thirteen weeks ended April 30, 2016, the Company granted restricted stock units (“RSUs”) under the 2010 Plan, including 0.3 million RSUs with performance conditions. The fair value of RSUs is determined based on the Company's closing stock price on the day prior to the grant date in accordance with the 2010 Plan. The expense for RSUs without performance conditions is recognized using the straight-line attribution method. The expense for RSUs with performance conditions is recognized using the graded vesting method based on the expected achievement of the performance conditions. The RSUs with performance conditions are also subject to time-based vesting. All of the RSUs granted during the thirteen weeks ended April 30, 2016 that are earned based on the achievement of performance criteria will vest on April 15, 2019. RSUs without performance conditions vest ratably over four years.
The Company's activity with respect to RSUs and restricted stock, including awards with performance conditions, for the thirteen weeks ended April 30, 2016 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value Per Share
	(in thousands, except per share amounts)
Unvested, January 31, 2016	2,212	$16.66
Granted (1)	926	$21.14
Vested	(713)	$17.22
Forfeited	(105)	$17.44
Unvested, April 30, 2016	2,320	$18.24

(1)
Approximately 0.3 million RSUs with three-year performance conditions are included in this amount, which represents 100% of the number of shares granted. This is based on current estimates against predefined financial performance targets ranging from 0% to 200%.

The total fair value/intrinsic value of RSUs and restricted stock that vested during the thirteen weeks ended April 30, 2016 was $12.3 million. As of April 30, 2016, there was approximately $33.1 million of total unrecognized compensation expense related to unvested RSUs and restricted stock, which is expected to be recognized over a weighted-average period of approximately 2.2 years.

10. Commitments and Contingencies
From time to time the Company is subject to various claims and contingencies arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company's results of operations, financial condition, or cash flows.
11. Stockholders' Equity
Share Repurchase Program
On December 9, 2015, the Board approved a new share repurchase program which authorizes the Company to repurchase up to $100.0 million of the Company's common stock during the 12 month period following the approval using available cash, including cash on hand or cash available for borrowing under the Company's Revolving Credit Facility (the "2015 Repurchase Program"). During the thirteen weeks ended April 30, 2016, the Company repurchased 2.5 million shares of its common stock under the 2015 Repurchase Program for an aggregate amount equal to $41.5 million, including commissions. The remaining amount available for repurchase under the 2015 Repurchase Program was $30.0 million as of April 30, 2016.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of the Company as of the dates and for the periods presented below. The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended January 30, 2016 and our unaudited Consolidated Financial Statements and the related notes included in Item 1 of this Quarterly Report. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors. See “Forward-Looking Statements.”
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

Q1 2016 vs. Q1 2015
•
Net sales increased nominally to $502.9 million
•
Comparable sales decreased 3%
•
Comparable sales (excluding e-commerce sales) decreased 4%
•
E-commerce sales decreased 1% to $77.0 million
•
Gross margin percentage increased 30 basis points primarily due to continued discipline with respect to promotions
•
Operating income decreased 6% to $31.8 million
•
Net income decreased by 1% to $12.9 million
•
Earnings per diluted share increased 7% to $0.16

The following charts show the first quarter trend of key performance metrics:

Key Business Initiatives
We are focused on generating long-term growth for our stockholders by increasing profitability through a combination of net sales growth, merchandise margin expansion, and expense leverage. Specific growth initiatives to accomplish this objective include:

•	increasing the productivity of our existing stores;

•	opening new outlet stores; and

•	growing our e-commerce business.
In addition to increased profitability, we are also focused on other objectives to support long-term growth including:

•	supporting and developing our employees;

•	providing an exceptional brand and customer experience; and

•	upgrading and enhancing our systems and processes to enable growth.
We believe that successful execution against these objectives will position Express for future growth.
Below is an update on our key initiatives:

Store Performance	Real Estate Activity
In the first quarter of 2016, comparable sales (excluding e-commerce sales) decreased 4%, primarily driven by the following:
•
Difficult retail environment due to weaker than expected consumer spending; and
•
Decreased traffic at our retail stores.

As of April 30, 2016, we operated 643 stores, including 85 factory outlet stores.

First quarter of 2016 store openings and closures:
•
Opened four new factory outlet stores in the U.S.
•
Closed 14 U.S. retail stores pursuant to our previously announced plan to close approximately 50 retail stores over a 36 month time period, primarily at lease expiration.

Expectations for remainder of 2016:
•
Open 19 factory outlet stores, three of which will be converted from existing retail locations.
•
Close five U.S. retail stores, three of which will be converted to outlet locations.

E-commerce	Other Initiatives
In the first quarter of 2016, our e-commerce sales decreased 1% compared to the first quarter of 2015. The decrease was primarily driven by:
•
Relocation of our e-commerce fulfillment center and the related lower product deliveries in anticipation of the move.

E-commerce sales represented 15% of our total net sales in the first quarter of 2016.

•
International. As of April 30, 2016, we were earning revenue from 33 franchise locations in Latin America, the Middle East, and South Africa. During the fourth quarter of 2015, we made the strategic decision to shift our international focus to growth within the Americas. As a result, all 15 franchise stores in the Middle East and South Africa are expected to be closed by the end of 2016.

•
Systems and Processes. In the first quarter of 2016, we continued work on transitioning to our new order management system and a new third party service provider for e-commerce fulfillment services. This transition was completed early in the second quarter of 2016. In the third quarter of 2016, we expect to launch a new retail management system and a new enterprise planning system. Together, we believe these systems will lead to improved efficiencies in our business once fully implemented.

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

Results of Operations
The First Quarter of 2016 Compared to the First Quarter of 2015
Net Sales

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Net sales (in thousands)	$502,909	$502,378
Comparable sales percentage change	(3)%	7%
Comparable sales percentage change (excluding e-commerce sales)	(4)%	6%
Gross square footage at end of period (in thousands)	5,557	5,479
Number of:
Stores open at beginning of period	653	641
New retail stores	—	—
New outlet stores	4	6
Retail stores converted to outlets	—	—
Closed stores	(14)	(21)
Stores open at end of period	643	626

Net sales increased approximately $0.5 million compared to the first quarter of 2015. Comparable sales decreased 3% in the first quarter of 2016 compared to the first quarter of 2015. The decrease in comparable sales resulted primarily from a decrease in transactions and units sold. We attribute the decrease in transactions to a challenging retail environment characterized by reduced traffic. Non-comparable sales increased $15.1 million, driven primarily by new outlet store openings, and were partially offset by closed retail stores.
Gross Profit
The following table shows cost of goods sold, buying and occupancy costs, gross profit in dollars, and gross margin percentage for the stated periods:

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$335,161	$335,934
Gross profit	$167,748	$166,444
Gross margin percentage	33.4%	33.1%
The 30 basis point increase in gross margin percentage, or gross profit as a percentage of net sales, in the first quarter of 2016 compared to the first quarter of 2015 was comprised of a 20 basis point increase in merchandise margin and a 10 basis point decrease in buying and occupancy costs as a percentage of net sales. The increase in merchandise margin was driven by reduced promotional activities and continued discipline with respect to inventory management. The decrease in buying and occupancy costs as a percentage of sales was primarily the result of a decrease in incentive compensation, partially offset by an increase in base payroll and rent expense.

Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
	(in thousands, except percentages)
Selling, general, and administrative expenses	$135,762	$133,176
Selling, general, and administrative expenses, as a percentage of net sales	27.0%	26.5%
The $2.6 million increase in selling, general, and administrative expenses in the first quarter of 2016 as compared to the first quarter of 2015 was primarily the result of additional payroll related expenses of approximately $2.6 million, an increase of $2.1 million in information technology expenses primarily related to new system implementations, and an increase of $1.2 million in other direct costs. The increases were partially offset by a $3.8 million decrease in incentive compensation.
Interest Expense, Net
The following table shows interest expense, net in dollars for the stated periods:

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
	(in thousands)
Interest expense, net	$11,731	$12,313
The $0.6 million decrease in interest expense is primarily related to a loss on extinguishment of debt in connection with the redemption of our Senior Notes in the first quarter of 2015, partially offset by the amortization of the debt discount related to the lease financing obligation associated with the amendment to our Times Square store lease agreement.
Income Tax Expense
The following table shows income tax expense in dollars for the stated periods:

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
	(in thousands)
Income tax expense	$7,898	$8,922
The effective tax rate was 38.0% for the first quarter of 2016 compared to 40.6% for the first quarter of 2015.
We anticipate that our effective tax rate, excluding discrete items, will be approximately 39% in 2016.
Adjusted Net Income
The following table presents Adjusted Net Income and Adjusted Earnings Per Diluted Share, each non-GAAP financial measures, for the stated periods which eliminate the non-core operating costs incurred in connection with the redemption of our Senior Notes in the first quarter of 2015 and the amendment to the Times Square Flagship store lease in the first quarter of 2016:

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
	(in thousands, except per share amounts)
Adjusted Net Income	$19,808	$18,978
Adjusted Earnings Per Diluted Share	$0.25	$0.22
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

	Thirteen Weeks Ended April 30, 2016
(in thousands, except per share amounts)	Net Income	Earnings per Diluted Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$12,882	$0.16	79,914
Interest Expense (a)	11,354	0.14
Income Tax Benefit (b)	(4,428)	(0.06)
Adjusted Non-GAAP Measure	$19,808	$0.25

(a)	Represents non-core items related to the amendment of the Times Square Flagship store lease discussed in Note 7 of our unaudited Consolidated Financial Statements.

(b)	Represents tax impact of interest expense adjustment at our statutory rate of approximately 39% for the thirteen weeks ended April 30, 2016.

	Thirteen Weeks Ended May 2, 2015
(in thousands, except per share amounts)	Net Income	Earnings per Diluted Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$13,062	$0.15	84,978
Interest Expense (a)	9,657	0.11
Income Tax Benefit (b)	(3,741)	(0.04)
Adjusted Non-GAAP Measure	$18,978	$0.22

(a)
Includes the redemption premium paid, the write-off of unamortized debt issuance costs, and the write-off of the unamortized debt discount related to the redemption of all $200.9 million of our Senior Notes.

(b)	Represents tax impact of interest expense adjustment at our statutory rate of approximately 39% for the thirteen weeks ended May 2, 2015.

Liquidity and Capital Resources
A summary of cash provided by or used in operating, investing, and financing activities is shown in the following table:

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
	(in thousands)
(Used in) provided by operating activities	$(15,661)	$5,368
Used in investing activities	(18,247)	(23,148)
Used in financing activities	(43,553)	(201,217)
Decrease in cash and cash equivalents	(75,870)	(218,461)
Cash and cash equivalents at end of period	$111,033	$127,698
Our business relies on cash flows from operations as our primary source of liquidity, with the majority of those cash flows being generated in the fourth quarter of the year. Our primary operating cash needs are for merchandise inventories, payroll, store rent, and marketing. For the thirteen weeks ended April 30, 2016, our cash flows used in operating activities were $15.7 million compared to cash flows provided by operating activities of $5.4 million for the thirteen weeks ended May 2, 2015. The decrease in cash flows from operating activities in the first quarter was primarily driven by the payout of the 2015 bonus accrual in the first quarter of 2016.
In addition to cash flows from operations, we have access to additional liquidity, if needed, through borrowings under our Revolving Credit Facility. As of April 30, 2016, we had $247.6 million available for borrowing under our Revolving Credit Facility. Refer to Note 8 of our unaudited Consolidated Financial Statements for additional information on our Revolving Credit Facility.
We also use cash for capital expenditures and financing transactions. For the thirteen weeks ended April 30, 2016, we had capital expenditures of approximately $18.2 million. These relate primarily to new outlet stores, store remodels, and information technology projects to support our key business initiatives. We expect capital expenditures for the remainder of 2016 to be approximately $92 million to $97 million, primarily driven by new store construction, remodels, and investments in information technology. These capital expenditures do not include the impact of landlord allowances, which are expected to be approximately $6.0 million to $8.0 million for the remainder of 2016.
In addition to the cash uses noted previously, we repurchased 2.5 million shares of our common stock under our 2015 Repurchase Program for an aggregate amount equal to $41.5 million, including commissions, during the thirteen weeks ended April 30, 2016. As of June 8, 2016, we have $30.0 million available under the 2015 Repurchase Program for additional share repurchases. Additional share repurchases under the 2015 Repurchase Program are expected to be funded using our available cash, including cash on hand or cash available under our Revolving Credit Facility.
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
Contractual Obligations
Our contractual obligations and other commercial commitments did not change materially between January 30, 2016 and April 30, 2016. For additional information regarding our contractual obligations as of January 30, 2016, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 30, 2016.
Critical Accounting Policies
Management has determined that our most critical accounting policies are those related to revenue recognition, merchandise inventory valuation, long-lived asset valuation, claims and contingencies, and income taxes. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to the policies discussed in our Annual Report on Form 10-K for the year ended January 30, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our Revolving Credit Facility bears interest at variable rates, however, we did not borrow any amounts under the Revolving Credit Facility during the thirteen weeks ended April 30, 2016. Changes in interest rates are not expected to have a material impact on our future earnings or cash flows given our limited exposure to such changes.
Foreign Currency Exchange Risk
All of our merchandise purchases are denominated in U.S. dollars, therefore we are not exposed to foreign currency exchange risk on these purchases. However, we currently operate 17 stores in Canada, with the functional currency of our Canadian operations being the Canadian dollar. Our Canadian operations have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation, but the transactions resulting in such accounts do expose us to foreign currency exchange risk. Currently, we do not utilize hedging instruments to mitigate foreign currency exchange risks. As of April 30, 2016, a hypothetical 10% change in the Canadian dollar foreign exchange rate would not have had a material impact on our results of operations.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 30, 2016.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the first quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS.
Information relating to legal proceedings is set forth in Note 10 to our unaudited Consolidated Financial Statements included in Part I of this Quarterly Report and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.
In addition to the other information set forth in this Quarterly Report, careful consideration should be given to the risk factors set forth in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended January 30, 2016, any of which could materially affect our business, operations, financial position, stock price, or future results. The risks described herein and in our Annual Report on Form 10-K for the year ended January 30, 2016, are important to an understanding of the statements made in this Quarterly Report, in our other filings with the SEC, and in any other discussion of our business. These risk factors, which contain forward-looking information, should be read in conjunction with Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the unaudited Consolidated Financial Statements and related notes included in this Quarterly Report.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding the purchase of shares of our common stock made by or on behalf of the Company or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during each month of the quarterly period ended April 30, 2016:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (2)
	(in thousands, except per share amounts)
January 31, 2016 - February 27, 2016	2,499	$16.62	2,497	$30,000
February 28, 2016 - April 2, 2016	28	$20.96	—	$30,000
April 3, 2016 - April 30, 2016	186	$20.03	—	$30,000
Total	2,713		2,497
(1) Includes shares of restricted stock purchased in connection with employee tax withholding obligations under the 2010 Plan.
(2) On December 9, 2015, the Board authorized us to repurchase up to $100 million of the Company’s outstanding common stock. Repurchases made under the 2015 Repurchase Program are to be funded using available cash, including cash on hand or cash available under our revolving credit facility, and are expected to be executed through December 9, 2016. Under the 2015 Repurchase Program, we may repurchase shares in the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and actual number of shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, and other business and market conditions. The share repurchase program may be suspended, modified, or discontinued at any time and we have no obligation to make repurchases under the program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.     OTHER INFORMATION.
None

ITEM 6.    EXHIBITS.
Exhibits. The following exhibits are filed or furnished with this Quarterly Report:

Exhibit Number	Exhibit Description
10.1+	Form of Restricted Stock Unit Agreement for Performance Stock Units (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company with the SEC on April 1, 2016).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

+ Indicates a management contract or compensatory plan or arrangement.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	June 8, 2016	EXPRESS, INC.

		By:	/s/ Periclis Pericleous
Periclis Pericleous
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)