Form 10-Q
period 2016-07-30
EXPRESS, INC.
filed 2016-09-01
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock was 78,406,160 as of August 27, 2016.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q ("Quarterly Report") contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate," "estimate," "expect," "project," "plan," "intend," "believe," 'may," "will," "should," "can have," "likely," and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, and financial results, our plans and objectives for future operations, growth, initiatives, or strategies, plans to repurchase shares of our common stock, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

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

•	competition from other retailers;

•	customer traffic at malls, shopping centers, and at our stores and online;

•	our dependence on a strong brand image;

•	our ability to develop and maintain a relevant and reliable omni-channel experience for our customers;

•	the failure or breach of information systems upon which we rely;

•	our ability to protect our customer data from fraud and theft;

•	our dependence upon independent third parties to manufacture all of our merchandise;

•	changes in the cost of raw materials, labor, and freight;

•	supply chain disruption;

•	our dependence upon key executive management;

•	our growth strategy, including our ability to improve the productivity of our existing stores, open new stores, and grow our e-commerce business;

•	our substantial lease obligations;

•	our reliance on third parties to provide us with certain key services for our business;

•	claims made against us resulting in litigation or changes in laws and regulations applicable to our business;

•	our inability to protect our trademarks or other intellectual property rights that may preclude the use of our trademarks or other intellectual property around the world;

•	restrictions imposed on us under the terms of our asset-based loan facility, including restrictions on our ability to repurchase our common stock;

•	fluctuations in energy costs;

•	changes in tax requirements, results of tax audits, and other factors that may cause fluctuations in our effective tax rate;

•	impairment charges on long-lived assets; and

•	our failure to maintain adequate internal controls.
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. For a discussion of these risks and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended January 30, 2016 ("Annual Report"), filed with the Securities and Exchange Commission ("SEC") on March 30, 2016. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as otherwise required by law.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	July 30, 2016	January 30, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$119,564	$186,903
Receivables, net	15,527	22,130
Inventories	256,602	255,350
Prepaid minimum rent	31,576	30,694
Other	26,519	18,342
Total current assets	449,788	513,419

PROPERTY AND EQUIPMENT	991,377	948,608
Less: accumulated depreciation	(529,712)	(504,211)
Property and equipment, net	461,665	444,397

TRADENAME/DOMAIN NAMES/TRADEMARKS	197,618	197,597
DEFERRED TAX ASSETS	21,510	21,227
OTHER ASSETS	11,965	2,004
Total assets	$1,142,546	$1,178,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$162,457	$149,884
Deferred revenue	23,462	30,895
Accrued expenses	165,700	126,624
Total current liabilities	351,619	307,403

DEFERRED LEASE CREDITS	145,002	139,236
OTHER LONG-TERM LIABILITIES	49,621	114,052
Total liabilities	546,242	560,691

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 92,026 shares and 91,127 shares issued at July 30, 2016 and January 30, 2016, respectively, and 78,401 shares and 80,914 shares outstanding at July 30, 2016 and January 30, 2016, respectively	920	911
Additional paid-in capital	179,790	169,515
Accumulated other comprehensive loss	(3,683)	(4,665)
Retained earnings	656,324	633,298
Treasury stock – at average cost; 13,625 shares and 10,213 shares at July 30, 2016 and January 30, 2016, respectively	(237,047)	(181,106)
Total stockholders’ equity	596,304	617,953
Total liabilities and stockholders’ equity	$1,142,546	$1,178,644
See Notes to Unaudited Consolidated Financial Statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
NET SALES	$504,767	$535,582	$1,007,676	$1,037,960
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	353,848	358,392	689,009	694,326
Gross profit	150,919	177,190	318,667	343,634
OPERATING EXPENSES:
Selling, general, and administrative expenses	133,152	140,573	268,914	273,749
Other operating (income) expense, net	(120)	752	45	72
Total operating expenses	133,032	141,325	268,959	273,821

OPERATING INCOME	17,887	35,865	49,708	69,813

INTEREST EXPENSE, NET	547	1,231	12,278	13,544
OTHER EXPENSE (INCOME), NET	196	419	(494)	70
INCOME BEFORE INCOME TAXES	17,144	34,215	37,924	56,199
INCOME TAX EXPENSE	7,000	13,187	14,898	22,109
NET INCOME	$10,144	$21,028	$23,026	$34,090

OTHER COMPREHENSIVE INCOME:
Foreign currency translation (loss) gain	(549)	(1,177)	982	(456)
COMPREHENSIVE INCOME	$9,595	$19,851	$24,008	$33,634

EARNINGS PER SHARE:
Basic	$0.13	$0.25	$0.29	$0.40
Diluted	$0.13	$0.25	$0.29	$0.40

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	78,798	84,677	78,930	84,560
Diluted	78,945	85,201	79,429	85,089
See Notes to Unaudited Consolidated Financial Statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,026	$34,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,365	37,085
Loss on disposal of property and equipment	875	1,314
Impairment charge	829	—
Amortization of lease financing obligation discount	11,354	—
Excess tax benefit from share-based compensation	—	(262)
Share-based compensation	7,580	11,069
Non-cash loss on extinguishment of debt	—	5,314
Deferred taxes	(283)	22
Landlord allowance amortization	(5,211)	(5,980)
Payment of original issue discount	—	(2,812)
Changes in operating assets and liabilities:
Receivables, net	6,635	1,201
Inventories	(1,011)	(31,049)
Accounts payable, deferred revenue, and accrued expenses	(37,350)	13,320
Other assets and liabilities	3,340	171
Net cash provided by operating activities	46,149	63,483

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(50,355)	(50,904)
Purchase of intangible assets	(21)	(35)
Investment in equity interests	(10,133)	—
Net cash used in investing activities	(60,509)	(50,939)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	—	(198,038)
Costs incurred in connection with debt arrangements	—	(852)
Payments on lease financing obligations	(785)	(773)
Excess tax benefit from share-based compensation	—	262
Proceeds from exercise of stock options	2,703	361
Repurchase of common stock under share repurchase program (see Note 11)	(51,538)	—
Repurchase of shares for tax withholding obligations	(4,403)	(3,690)
Net cash used in financing activities	(54,023)	(202,730)

EFFECT OF EXCHANGE RATE ON CASH	1,044	(328)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(67,339)	(190,514)
CASH AND CASH EQUIVALENTS, Beginning of period	186,903	346,159
CASH AND CASH EQUIVALENTS, End of period	$119,564	$155,645
See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements
1. Description of Business and Basis of Presentation
Business Description
Express, Inc., together with its subsidiaries ("Express" or the "Company"), is a specialty apparel and accessories retailer of women's and men's merchandise, targeting the 20 to 30 year old customer. Express merchandise is sold through retail and factory outlet stores and the Company's e-commerce website, www.express.com, as well as its mobile app. As of July 30, 2016, Express operated 554 primarily mall-based retail stores in the United States, Canada, and Puerto Rico as well as 94 factory outlet stores. Additionally, as of July 30, 2016, the Company earned revenue from 32 franchise stores in the Middle East, Latin America, and South Africa. These franchise stores are operated by franchisees pursuant to franchise agreements. Under the franchise agreements, the franchisees operate stand-alone Express stores that sell Express-branded apparel and accessories purchased directly from the Company. During the fourth quarter of 2015, the Company made a strategic decision to exit its franchise agreements in the Middle East and South Africa. All 15 of these locations are expected to be closed by the end of 2016.
Fiscal Year
The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. References herein to "2016" and "2015" represent the 52-week periods ended January 28, 2017 and January 30, 2016, respectively. All references herein to "the second quarter of 2016" and "the second quarter of 2015" represent the thirteen weeks ended July 30, 2016 and August 1, 2015, respectively.
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and therefore do not include all of the information or footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for 2016. Therefore, these statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended January 30, 2016, included in the Company's Annual Report on Form 10-K, filed with the SEC on March 30, 2016.
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842). ASU 2016-02 requires entities to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. Under ASU

2016-02, a lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on its balance sheet. The new standard is effective for annual and interim periods beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method with early adoption permitted. The Company is currently evaluating the impact that adopting ASU 2016-02 will have on its consolidated financial statements.
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
The following is information regarding the Company's major product categories and sales channels:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
	(in thousands)		(in thousands)
Apparel	$438,848	$468,521	$880,091	$911,986
Accessories and other	54,010	52,967	106,662	102,212
Other revenue	11,909	14,094	20,923	23,762
Total net sales	$504,767	$535,582	$1,007,676	$1,037,960

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
	(in thousands)		(in thousands)
Stores	$422,804	$446,527	$839,706	$861,601
E-commerce	70,054	74,961	147,047	152,597
Other revenue	11,909	14,094	20,923	23,762
Total net sales	$504,767	$535,582	$1,007,676	$1,037,960
Other revenue consists primarily of sell-off revenue related to mark-out-of-stock inventory sales to third parties, shipping and handling revenue related to e-commerce activity, and revenue from franchise agreements.
Revenue and long-lived assets relating to the Company's international operations for the thirteen and twenty-six weeks ended and as of July 30, 2016 and August 1, 2015, respectively, were not material for any period presented and, therefore, are not reported separately from domestic revenue or long-lived assets.

3. Earnings Per Share
The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
	(in thousands)
Weighted-average shares - basic	78,798	84,677	78,930	84,560
Dilutive effect of stock options, restricted stock units, and restricted stock	147	524	499	529
Weighted-average shares - diluted	78,945	85,201	79,429	85,089
Equity awards representing 4.4 million and 3.4 million shares of common stock were excluded from the computations of diluted earnings per share for the thirteen and twenty-six weeks ended July 30, 2016, respectively, as the inclusion of these awards would have been anti-dilutive. Equity awards representing 2.2 million and 3.3 million shares of common stock were excluded from the computations of diluted earnings per share for the thirteen and twenty-six weeks ended August 1, 2015, respectively, as the inclusion of these awards would have been anti-dilutive.
Additionally, for the thirteen and twenty-six weeks ended July 30, 2016, 0.7 million shares were excluded from the computations of diluted weighted average shares because the number of shares that will ultimately be issued is contingent on the Company's performance compared to pre-established performance goals which have not been achieved as of July 30, 2016.
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
Financial Assets
The following table presents the Company's financial assets measured at fair value on a recurring basis as of July 30, 2016 and January 30, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall.

	July 30, 2016
	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$77,481	$—	$—

	January 30, 2016
	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$152,069	$—	$—
The carrying amounts reflected on the unaudited Consolidated Balance Sheets for cash, cash equivalents, receivables, prepaid expenses, and payables as of July 30, 2016 and January 30, 2016 approximated their fair values.
Non-Financial Assets
The Company's non-financial assets, which include fixtures, equipment, improvements, and intangible assets, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur indicating the carrying value of these assets may not be recoverable, or annually in the case of indefinite lived intangibles, an impairment test is required. The impairment test requires the Company to estimate the fair value of the assets and compare this to the carrying value of the assets. If the fair value of the asset is less than the carrying value, then an impairment charge is recognized and the non-financial assets are recorded at fair value. The Company estimates the fair value using a discounted cash flow model. Factors used in the evaluation include, but are not limited to, management's plans for future operations, recent operating results, and projected cash flows. During the thirteen and twenty-six weeks ended July 30, 2016, the Company recognized impairment charges of approximately $0.8 million related to two stores, both of which are now fully impaired. During the thirteen and twenty-six weeks ended August 1, 2015, the Company did not recognize any impairment charges.
5. Intangible Assets
The following table provides the significant components of intangible assets:

	July 30, 2016
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename/domain names/trademarks	$197,618	$—	$197,618
Licensing arrangements	425	196	229
	$198,043	$196	$197,847

	January 30, 2016
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename/domain names/trademarks	$197,597	$—	$197,597
Licensing arrangements	425	172	253
	$198,022	$172	$197,850
The Company's tradename, Internet domain names, and trademarks have indefinite lives. Licensing arrangements are amortized over a period of ten years and are included in other assets on the unaudited Consolidated Balance Sheets. Amortization expense was nominal for the thirteen and twenty-six weeks ended July 30, 2016. Amortization expense was nominal for the thirteen weeks ended August 1, 2015 and $0.1 million for the twenty-six weeks ended August 1, 2015.
6. Income Taxes
The provision for income taxes is based on a current estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. The Company's effective tax rate was 40.8% and 38.5% for the thirteen weeks ended July 30, 2016 and August 1, 2015, respectively. The Company's effective tax rate was 39.3% for the twenty-six weeks ended July 30, 2016 and August 1, 2015.
Our former Chairman and Chief Executive Officer retired from his role as Chairman of the Company's Board of Directors (the "Board") on June 8, 2016. In accordance with the Amended and Restated Express, Inc. 2010 Incentive Compensation Plan (the "2010 Plan"), he has 90 days from this date to exercise certain stock options. The expiration of these options could impact the realization of certain deferred tax assets and therefore result in an increase in income tax expense of up to $4.2 million with a corresponding decrease to deferred tax assets at the end of the 90-day period.
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

The initial terms of the lease arrangements for which the Company is considered the owner are expected to expire in 2023 and 2030. The net book value of landlord funded construction, replacement cost of pre-existing property, and capitalized interest in property and equipment on the unaudited Consolidated Balance Sheets was $65.6 million and $67.4 million, as of July 30, 2016 and January 30, 2016, respectively. There was also $5.6 million and $69.6 million of lease financing obligations as of July 30, 2016 and January 30, 2016, respectively, in other long-term liabilities on the unaudited Consolidated Balance Sheets. In the first quarter of 2016, $63.7 million was reclassified to accrued expenses as a result of the amendment to the Times Square store lease discussed further below. Transactions involving the initial recording of these assets and liabilities are classified as non-cash items for purposes of the unaudited Consolidated Statements of Cash Flows.
Rent expense relating to the land is recognized on a straight-line basis over the lease term. The Company does not report rent expense for the portion of the rent payment determined to be related to the buildings which are owned for accounting purposes. Rather, this portion of the rent payment under the lease is recognized as interest expense and a reduction of the lease financing obligations.
In February 2016, the Company amended its lease arrangement with the landlord of the Times Square Flagship store. The Company had previously determined it was the owner of the store for accounting purposes based on an assessment of the lease arrangement at inception as described above. The amendment provides the landlord with the option to cancel the lease upon sufficient notice through December 31, 2016. If the landlord exercises this option, the Company will be required to make a cash payment of $15 million to the landlord. In conjunction with amending the lease, the Company recognized an $11.4 million put option liability and a related offset as a discount on the lease financing obligation. The discount was amortized over the shortest period under which the landlord was able to exercise this option (60 days). This resulted in the full amortization of the $11.4 million discount during the first quarter of 2016. The amortization of the discount was recorded as interest expense. As of July 30, 2016, the fair value of the put option was $10.1 million and is included within accrued expenses on the unaudited Consolidated Balance Sheets. The remaining lease financing obligation of $63.3 million is also included in accrued expenses on the unaudited Consolidated Balance Sheets.
8. Debt
A summary of the Company's financing activities are as follows:
Revolving Credit Facility
On May 20, 2015, Express Holding, LLC, a wholly-owned subsidiary of the Company ("Express Holding"), and its subsidiaries entered into an Amended and Restated $250.0 million secured Asset-Based Credit Facility ("Revolving Credit Facility"). The expiration date of the facility is May 20, 2020. As of July 30, 2016, there were no borrowings outstanding and approximately $240.9 million available under the Revolving Credit Facility.
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
Letters of Credit
The Company may enter into stand-by letters of credit ("stand-by LCs") on an as-needed basis to secure payment obligations for merchandise purchases and other general and administrative expenses. As of July 30, 2016 and January 30, 2016, outstanding stand-by LCs totaled $2.4 million and $2.8 million, respectively.
9. Share-Based Compensation
The Company records the fair value of share-based payments to employees in the unaudited Consolidated Statements of Income and Comprehensive Income as compensation expense, net of forfeitures, over the requisite service period.
Share-Based Compensation Plans
The following summarizes share-based compensation expense:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
	(in thousands)
Restricted stock units and restricted stock	$2,695	$6,451	$6,000	$9,058
Stock options	517	767	1,580	2,011
Total share-based compensation	$3,212	$7,218	$7,580	$11,069
The stock compensation related income tax benefit recognized by the Company during the thirteen and twenty-six weeks ended July 30, 2016 was $0.4 million and $5.9 million, respectively. The stock compensation related income tax benefit recognized by the Company during the thirteen and twenty-six weeks ended August 1, 2015 was $1.1 million and $3.8 million, respectively.
Stock Options
During the twenty-six weeks ended July 30, 2016, the Company granted stock options under the 2010 Plan. The fair value of the stock options is determined using the Black-Scholes-Merton option-pricing model as described later in this note. Stock options granted in 2016 under the 2010 Plan vest 25% per year over four years or upon reaching retirement eligibility, defined as providing ten years of service and being at least 55 years old. These options have a ten year contractual life. The expense for stock options is recognized using the straight-line attribution method.
The Company's activity with respect to stock options during the twenty-six weeks ended July 30, 2016 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding, January 31, 2016	3,446	$18.31
Granted	229	$21.14
Exercised	(156)	$17.35
Forfeited or expired	(73)	$20.14
Outstanding, July 30, 2016	3,446	$18.50	5.7	$170
Expected to vest at July 30, 2016	558	$18.27	8.5	$39
Exercisable at July 30, 2016	2,858	$18.53	5.2	$131

The following table provides additional information regarding the Company's stock options:

	Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015
	(in thousands, except per share amounts)
Weighted average grant date fair value of options granted (per share)	$9.50	$7.79
Total intrinsic value of options exercised	$536	$19
As of July 30, 2016, there was approximately $3.3 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of approximately 1.7 years.
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
The fair value of stock options was estimated at the grant date using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015
Risk-free interest rate (1)	1.60%	1.60%
Price volatility (2)	43.15%	47.81%
Expected term (years) (3)	6.54	6.25
Dividend yield (4)	—	—

(1)	Represents the yield on U.S. Treasury securities with a term consistent with the expected term of the stock options.

(2)	Primarily based on the historical volatility of the Company's common stock over a period consistent with the expected term of the stock options.

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
Restricted Stock Units and Restricted Stock
During the twenty-six weeks ended July 30, 2016, the Company granted restricted stock units ("RSUs") under the 2010 Plan, including 0.3 million RSUs with performance conditions. The fair value of RSUs is determined based on the Company's closing stock price on the day prior to the grant date in accordance with the 2010 Plan. The expense for RSUs without performance conditions is recognized using the straight-line attribution method. The expense for RSUs with performance conditions is recognized using the graded vesting method based on the expected achievement of the performance conditions. The RSUs with performance conditions are also subject to time-based vesting. All of the RSUs granted during the twenty-six weeks ended July 30, 2016 that are earned based on the achievement of performance criteria will vest on April 15, 2019. RSUs without performance conditions vest ratably over four years.

The Company's activity with respect to RSUs and restricted stock, including awards with performance conditions, for the twenty-six weeks ended July 30, 2016 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value Per Share
	(in thousands, except per share amounts)
Unvested, January 31, 2016	2,212	$16.66
Granted (1)	646	$20.51
Performance Shares Adjustment (2)	(8)	$16.28
Vested	(771)	$17.31
Forfeited	(123)	$17.45
Unvested, July 30, 2016	1,956	$17.62

(1)
There were approximately 0.3 million RSUs with three-year performance conditions granted in the first quarter of 2016. None of these RSUs are currently included as granted in the table above. The number of performance-based RSUs that are ultimately earned may vary from 0% to 200% of target depending on the achievement of predefined financial performance targets.

(2)
Relates to a change in estimate of RSUs with performance conditions granted in 2015. Currently, 123% of the number of shares granted in 2015 are expected to vest based on estimates against predefined financial performance targets.

The total fair value of RSUs and restricted stock that vested during the twenty-six weeks ended July 30, 2016 was $13.4 million. As of July 30, 2016, there was approximately $25.1 million of total unrecognized compensation expense related to unvested RSUs and restricted stock, which is expected to be recognized over a weighted-average period of approximately 1.9 years.
10. Commitments and Contingencies
From time to time the Company is subject to various claims and contingencies arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company's results of operations, financial condition, or cash flows.
11. Stockholders' Equity
Share Repurchase Program
On December 9, 2015, the Board approved a new share repurchase program which authorizes the Company to repurchase up to $100.0 million of the Company's common stock during the 12 month period following the approval using available cash, including cash on hand or cash available for borrowing under the Company's Revolving Credit Facility (the "2015 Repurchase Program"). During the twenty-six weeks ended July 30, 2016, the Company repurchased 3.2 million shares of its common stock under the 2015 Repurchase Program for an aggregate amount equal to $51.5 million, including commissions. The remaining amount available for repurchase under the 2015 Repurchase Program was $20.0 million as of July 30, 2016.
12. Investment in Equity Interests
In the second quarter of 2016, the Company made a $10.0 million investment, excluding legal fees, in Homage, LLC, a privately held retail company based in Columbus, Ohio. The non-controlling investment in the entity is being accounted for under the equity method. The investment is included in other assets on the unaudited Consolidated Balance Sheets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of the Company as of the dates and for the periods presented below. The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended January 30, 2016 and our unaudited Consolidated Financial Statements and the related notes included in Item 1 of this Quarterly Report. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors. See "Forward-Looking Statements."
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

Q2 2016 vs. Q2 2015
•
Net sales decreased 6% to $504.8 million
•
Comparable sales decreased 8%
•
Comparable sales (excluding e-commerce sales) decreased 9%
•
E-commerce sales decreased 7% to $70.1 million
•
Gross margin percentage decreased 320 basis points
•
Operating income decreased 50% to $17.9 million
•
Net income decreased by 52% to $10.1 million
•
Earnings per diluted share decreased 48% to $0.13

The following charts show key performance metrics for the second quarter of 2016 compared to the second quarter of 2015:

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
In the second quarter of 2016, comparable sales (excluding e-commerce sales) decreased 9%. We believe this decrease was primarily driven by the following:
•
Decreased traffic at our stores due in part to a strategic shift in marketing spend that resulted in a reduction of direct mail and other marketing communications to certain customer segments; and
•
A lack of fashion clarity in our product assortment, which offered too many choices and was overly targeted at the younger customers in our demographic.

As of July 30, 2016, we operated 648 stores, including 94 factory outlet stores.

Second quarter of 2016 store openings and closures:
•
Opened nine new factory outlet stores in the U.S., three of which were converted from existing retail locations.
•
Closed four U.S. retail stores, three of which were converted to outlet locations. The remaining store was permanently closed pursuant to our previously announced plan to close approximately 50 retail stores over a 36 month time period, primarily at lease expiration.

Expectations for the remainder of 2016:
•
Open ten factory outlet stores, one of which will be converted from an existing retail location.
•
Close two U.S. retail stores, one of which will be converted to an outlet location.

E-commerce	Other Initiatives
In the second quarter of 2016, our e-commerce sales decreased 7% compared to the second quarter of 2015. The decrease was primarily driven by:
•
The strategic decision to sell through more clearance merchandise in stores versus online compared to the second quarter of 2015 due to the transition of our e-commerce fulfillment to a new third party service provider; and
•
Our merchandising and marketing that was overly targeted at the younger customers in our demographic.

E-commerce sales represented 14% of our total net sales in the second quarter of 2016.

•
International. As of July 30, 2016, we were earning revenue from 32 franchise locations in Latin America, the Middle East, and South Africa. During the fourth quarter of 2015, we made the strategic decision to shift our international focus to growth within the Americas. As a result, all 15 franchise stores in the Middle East and South Africa are expected to be closed by the end of 2016.

•
Systems and Processes. In the second quarter of 2016, we transitioned to our new order management system and a new third-party service provider for e-commerce fulfillment services. At the beginning of the third quarter of 2016, we launched a new retail management system and a new enterprise planning system. Together, we believe these systems will lead to improved efficiencies in our business when we begin to leverage their capabilities.

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
•
Store expenses other than occupancy costs
•
Marketing expenses, including production, mailing, print, and digital advertising costs, among other things

With the exception of store payroll, certain marketing expenses, and incentive compensation, selling, general, and administrative expenses generally do not vary proportionally with net sales. As a result, selling, general, and administrative expenses as a percentage of net sales are usually higher in lower volume quarters and lower in higher volume quarters.

Results of Operations
The Second Quarter of 2016 Compared to the Second Quarter of 2015
Net Sales

	Thirteen Weeks Ended
	July 30, 2016	August 1, 2015
Net sales (in thousands)	$504,767	$535,582
Comparable sales percentage change	(8)%	7%
Comparable sales percentage change (excluding e-commerce sales)	(9)%	5%
Gross square footage at end of period (in thousands)	5,591	5,555
Number of:
Stores open at beginning of period	643	626
New retail stores	—	—
New outlet stores	9	13
Retail stores converted to outlets	(3)	(1)
Closed stores	(1)	(1)
Stores open at end of period	648	637

Net sales decreased approximately $30.8 million compared to the second quarter of 2015. Comparable sales decreased 8% in the second quarter of 2016 compared to the second quarter of 2015. The decrease in comparable sales resulted primarily from a decrease in transactions and in-store average dollar sales per transaction. We attribute these decreases to decreased traffic at our stores due in part to a strategic shift in marketing spend that resulted in a reduction of direct mail and other marketing communications to certain customer segments and a lack of fashion clarity in our product assortment, which offered too many choices and was overly targeted at the younger customers in our demographic. Non-comparable sales increased $12.3 million, driven primarily by new outlet store openings, and were partially offset by closed retail stores.
Gross Profit
The following table shows cost of goods sold, buying and occupancy costs, gross profit in dollars, and gross margin percentage for the stated periods:

	Thirteen Weeks Ended
	July 30, 2016	August 1, 2015
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$353,848	$358,392
Gross profit	$150,919	$177,190
Gross margin percentage	29.9%	33.1%
The 320 basis point decrease in gross margin percentage, or gross profit as a percentage of net sales, in the second quarter of 2016 compared to the second quarter of 2015 was comprised of a 200 basis point decrease in merchandise margin and a 120 basis point increase in buying and occupancy costs as a percentage of net sales. The decrease in merchandise margin was driven by increased markdowns on clearance items in an effort to properly position our inventory for the fall season. The increase in buying and occupancy costs as a percentage of sales was primarily the result of the deleveraging effect of the decrease in sales and a $0.8 million impairment charge related to leasehold improvements at certain underperforming stores. These increases were partially offset by a decrease in incentive compensation.

Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	Thirteen Weeks Ended
	July 30, 2016	August 1, 2015
	(in thousands, except percentages)
Selling, general, and administrative expenses	$133,152	$140,573
Selling, general, and administrative expenses, as a percentage of net sales	26.4%	26.2%
The $7.4 million decrease in selling, general, and administrative expenses in the second quarter of 2016 as compared to the second quarter of 2015 was primarily the result of decreased payroll related expenses. The reduction in payroll expenses were primarily related to decreased incentive compensation, store payroll, and performance-based RSU estimates resulting from decreased performance.
Income Tax Expense
The following table shows income tax expense in dollars for the stated periods:

	Thirteen Weeks Ended
	July 30, 2016	August 1, 2015
	(in thousands)
Income tax expense	$7,000	$13,187
The effective tax rate was 40.8% for the second quarter of 2016 compared to 38.5% for the second quarter of 2015.
The Twenty-Six Weeks Ended July 30, 2016 Compared to the Twenty-Six Weeks Ended August 1, 2015
Net Sales

	Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015
Net sales (in thousands)	$1,007,676	$1,037,960
Comparable sales percentage change	(6)%	7%
Comparable sales percentage change (excluding e-commerce sales)	(6)%	5%
Gross square footage at end of period (in thousands)	5,591	5,555
Number of:
Stores open at beginning of period	653	641
New retail stores	—	—
New outlet stores	13	19
Retail stores converted to outlets	(3)	(1)
Closed stores	(15)	(22)
Stores open at end of period	648	637

Net sales decreased approximately $30.3 million compared to the twenty-six weeks ended August 1, 2015. Comparable sales decreased 6% in the twenty-six weeks ended July 30, 2016 compared to the twenty-six weeks ended August 1, 2015. The decrease in comparable sales resulted primarily from a decrease in transactions and in-store average dollar sales per transaction. We attribute these decreases to decreased traffic at our stores due in part to a strategic shift in marketing spend that resulted in a reduction of direct mail and other marketing communications to certain customer segments and a lack of fashion clarity in our product assortment, which offered too many choices and was overly targeted at the younger customers in our demographic. Non-comparable sales increased $27.4 million, driven primarily by new outlet store openings, and were partially offset by closed retail stores.
Gross Profit
The following table shows cost of goods sold, buying and occupancy costs, gross profit in dollars, and gross margin percentage for the stated periods:

	Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$689,009	$694,326
Gross profit	$318,667	$343,634
Gross margin percentage	31.6%	33.1%
The 150 basis point decrease in gross margin percentage, or gross profit as a percentage of net sales, in the twenty-six weeks ended July 30, 2016 compared to the twenty-six weeks ended August 1, 2015 was comprised of a 90 basis point decrease in merchandise margin and a 60 basis point increase in buying and occupancy costs as a percentage of net sales. The decrease in merchandise margin was driven by increased markdowns on clearance items, the effect of which was partially offset by continued discipline with respect to inventory management. The increase in buying and occupancy costs as a percentage of sales was primarily the result of the deleveraging effect of the decrease in sales, increased rent expense, and a $0.8 million impairment charge recognized in the second quarter related to leasehold improvements at certain underperforming stores. Assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The reviews are conducted at the store level, the lowest identifiable level of cash flow. Factors used to assess stores for impairment include, but are not limited to, plans for future operations, brand initiatives, recent operating results, and projected future cash flows. Significant changes in any of these factors could lead to future impairments. These increases were partially offset by a decrease in incentive compensation.

Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015
	(in thousands, except percentages)
Selling, general, and administrative expenses	$268,914	$273,749
Selling, general, and administrative expenses, as a percentage of net sales	26.7%	26.4%
The $4.8 million decrease in selling, general, and administrative expenses in the twenty-six weeks ended July 30, 2016 as compared to the twenty-six weeks ended August 1, 2015 was primarily the result of decreased payroll related expenses of approximately $9.4 million. The reduction in payroll expenses was primarily related to decreases in incentive compensation and performance-based RSU estimates resulting from decreased performance. The decreases were partially offset by an increase of $3.4 million in information technology expenses primarily related to new system implementations.
Interest Expense, Net
The following table shows interest expense, net in dollars for the stated periods:

	Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015
	(in thousands)
Interest expense, net	$12,278	$13,544
The $1.3 million decrease in interest expense is primarily related to a loss on extinguishment of debt in connection with the redemption of our Senior Notes in the first quarter of 2015, partially offset by the amortization of the debt discount related to the lease financing obligation associated with the amendment to our Times Square store lease agreement in the first quarter of 2016.
Income Tax Expense
The following table shows income tax expense in dollars for the stated periods:

	Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015
	(in thousands)
Income tax expense	$14,898	$22,109
The effective tax rate was 39.3% for both the twenty-six weeks ended July 30, 2016 and the twenty-six weeks ended August 1, 2015.
We anticipate that our effective tax rate, excluding discrete items, will be approximately 39% in 2016.

Non-GAAP Financial Measures
The following table presents Adjusted Net Income and Adjusted Earnings Per Diluted Share, each non-GAAP financial measures, and Net Income and Earnings Per Diluted Share, the most closely related GAAP measures, for the stated periods. Adjusted Net Income and Adjusted Earnings Per Diluted Share eliminate the non-core operating costs incurred in connection with the amendment to the Times Square Flagship store lease in the first quarter of 2016 and the redemption of our Senior Notes in the first quarter of 2015:

	Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015
	(in thousands, except per share amounts)
Net Income	$23,026	$34,090
Adjusted Net Income	$29,952	$40,006
Earnings Per Diluted Share	$0.29	$0.40
Adjusted Earnings Per Diluted Share	$0.38	$0.47
We supplement the reporting of our financial information determined under GAAP with certain non-GAAP financial measures: adjusted net income and adjusted earnings per diluted share. We believe that these non-GAAP measures provide additional useful information to assist stockholders in understanding our financial results and assessing our prospects for future performance. Management believes adjusted net income and adjusted earnings per diluted share are important indicators of our business performance because they exclude items that may not be indicative of, or are unrelated to, our underlying operating results, and provide a better baseline for analyzing trends in our business. In addition, adjusted earnings per diluted share is used as a performance measure in our executive compensation program for purposes of determining the number of equity awards that are ultimately earned. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported net income and reported earnings per diluted share. These non-GAAP financial measures reflect an additional way of viewing our operations that, when viewed with our GAAP results and the below reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of our business. We strongly encourage investors and stockholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.
The tables below reconcile the non-GAAP financial measures, adjusted net income and adjusted earnings per diluted share, with the most directly comparable GAAP financial measures, net income and earnings per diluted share.

	Twenty-Six Weeks Ended July 30, 2016
(in thousands, except per share amounts)	Net Income	Earnings per Diluted Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$23,026	$0.29	79,429
Interest Expense (a)	11,354	0.14
Income Tax Benefit (b)	(4,428)	(0.06)
Adjusted Non-GAAP Measure	$29,952	$0.38

(a)	Represents non-core items related to the amendment of the Times Square Flagship store lease discussed in Note 7 of our unaudited Consolidated Financial Statements.

(b)	Represents the tax impact of the interest expense adjustment at our statutory rate of approximately 39% for the twenty-six weeks ended July 30, 2016.

	Twenty-Six Weeks Ended August 1, 2015
(in thousands, except per share amounts)	Net Income	Earnings per Diluted Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$34,090	$0.40	85,089
Interest Expense (a)	9,657	0.11
Income Tax Benefit (b)	(3,741)	(0.04)
Adjusted Non-GAAP Measure	$40,006	$0.47

(a)
Includes the redemption premium paid, the write-off of unamortized debt issuance costs, and the write-off of the unamortized debt discount related to the redemption of all $200.9 million of our Senior Notes.

(b)	Represents the tax impact of the interest expense adjustment at our statutory rate of approximately 39% for the twenty-six weeks ended August 1, 2015.
Liquidity and Capital Resources
A summary of cash provided by or used in operating, investing, and financing activities is shown in the following table:

	Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015
	(in thousands)
Provided by operating activities	$46,149	$63,483
Used in investing activities	(60,509)	(50,939)
Used in financing activities	(54,023)	(202,730)
Decrease in cash and cash equivalents	(67,339)	(190,514)
Cash and cash equivalents at end of period	$119,564	$155,645
Our business relies on cash flows from operations as our primary source of liquidity, with the majority of those cash flows being generated in the fourth quarter of the year. Our primary operating cash needs are for merchandise inventories, payroll, store rent, and marketing. For the twenty-six weeks ended July 30, 2016, our cash flows provided by operating activities were $46.1 million compared to $63.5 million for the twenty-six weeks ended August 1, 2015. The decrease in cash flows from operating activities for the twenty-six weeks ended July 30, 2016 was primarily driven by the decreased performance of the business and the resulting decline in net income as well as the payout of the 2015 incentive compensation accrual in the first quarter of 2016.
In addition to cash flows from operations, we have access to additional liquidity, if needed, through borrowings under our Revolving Credit Facility. As of July 30, 2016, we had $240.9 million available for borrowing under our Revolving Credit Facility. Refer to Note 8 of our unaudited Consolidated Financial Statements for additional information on our Revolving Credit Facility.
We also use cash for capital expenditures and financing transactions. For the twenty-six weeks ended July 30, 2016, we had capital expenditures of approximately $50.4 million. These relate primarily to new outlet stores, store remodels, and information technology projects to support our key business initiatives. We expect capital expenditures for the remainder of 2016 to be approximately $55 million to $60 million, primarily driven by remodels, new store construction, and investments in information technology. These capital expenditures do not include the impact of landlord allowances, which are expected to be approximately $3.5 million to $5.5 million for the remainder of 2016. In the second quarter of 2016, we also made a $10.1 million investment in Homage, LLC, a Columbus-based private apparel company, that is in the early stages of development.
In addition to the cash uses noted previously, we repurchased 3.2 million shares of our common stock under our 2015 Repurchase Program for an aggregate amount equal to $51.5 million, including commissions, during the twenty-six weeks ended July 30, 2016. As of September 1, 2016, we have $20.0 million available under the 2015 Repurchase Program for additional share repurchases. Additional share repurchases under the 2015 Repurchase Program are expected to be funded using our available cash, including cash on hand or cash available under our Revolving Credit Facility.

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
Contractual Obligations
Our contractual obligations and other commercial commitments did not change materially between January 30, 2016 and July 30, 2016. For additional information regarding our contractual obligations as of January 30, 2016, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 30, 2016.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our Revolving Credit Facility bears interest at variable rates, however, we did not borrow any amounts under the Revolving Credit Facility during the twenty-six weeks ended July 30, 2016. Changes in interest rates are not expected to have a material impact on our future earnings or cash flows given our limited exposure to such changes.
Foreign Currency Exchange Risk
All of our merchandise purchases are denominated in U.S. dollars, therefore we are not exposed to foreign currency exchange risk on these purchases. However, we currently operate 17 stores in Canada, with the functional currency of our Canadian operations being the Canadian dollar. Our Canadian operations have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation, but the transactions resulting in such accounts do expose us to foreign currency exchange risk. Currently, we do not utilize hedging instruments to mitigate foreign currency exchange risks. As of July 30, 2016, a hypothetical 10% change in the Canadian dollar foreign exchange rate would not have had a material impact on our results of operations.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 30, 2016.

Changes in Internal Control Over Financial Reporting
During the quarter ended July 30, 2016, we implemented a new order management system to support customer orders and demand across all sales channels. As part of the implementation, internal controls and processes have been appropriately designed and monitored to maintain internal controls over financial reporting.
There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the second quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding the purchase of shares of our common stock made by or on behalf of the Company or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during each month of the quarterly period ended July 30, 2016:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (2)
	(in thousands, except per share amounts)
May 1, 2016 - May 28, 2016	1	$16.40	—	$30,000
May 29, 2016 - July 2, 2016	697	$14.39	695	$20,000
July 3, 2016 - July 30, 2016	1	$14.36	—	$20,000
Total	699		695
(1) Includes shares purchased in connection with employee tax withholding obligations under the 2010 Plan.
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
Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.     OTHER INFORMATION.
None

ITEM 6.    EXHIBITS.
Exhibits. The following exhibits are filed or furnished with this Quarterly Report:

Exhibit Number	Exhibit Description
10.1+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company with the SEC on August 3, 2016).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

+ Indicates a management contract or compensatory plan or arrangement.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	September 1, 2016	EXPRESS, INC.

		By:	/s/ Periclis Pericleous
Periclis Pericleous
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)