Form 10-Q
period 2016-10-29
EXPRESS, INC.
filed 2016-12-07
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 29, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock was 78,411,825 as of November 26, 2016.

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
EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	October 29, 2016	January 30, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$101,855	$186,903
Receivables, net	16,274	22,130
Inventories	341,936	255,350
Prepaid minimum rent	31,434	30,694
Other	21,786	18,342
Total current assets	513,285	513,419

PROPERTY AND EQUIPMENT	1,017,259	948,608
Less: accumulated depreciation	(550,725)	(504,211)
Property and equipment, net	466,534	444,397

TRADENAME/DOMAIN NAMES/TRADEMARKS	197,618	197,597
DEFERRED TAX ASSETS	21,612	21,227
OTHER ASSETS	12,696	2,004
Total assets	$1,211,745	$1,178,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$222,818	$149,884
Deferred revenue	25,322	30,895
Accrued expenses	166,953	126,624
Total current liabilities	415,093	307,403

DEFERRED LEASE CREDITS	145,507	139,236
OTHER LONG-TERM LIABILITIES	40,451	114,052
Total liabilities	601,051	560,691

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 92,041 shares and 91,127 shares issued at October 29, 2016 and January 30, 2016, respectively, and 78,409 shares and 80,914 shares outstanding at October 29, 2016 and January 30, 2016, respectively	920	911
Additional paid-in capital	183,025	169,515
Accumulated other comprehensive loss	(4,050)	(4,665)
Retained earnings	667,941	633,298
Treasury stock – at average cost; 13,632 shares and 10,213 shares at October 29, 2016 and January 30, 2016, respectively	(237,142)	(181,106)
Total stockholders’ equity	610,694	617,953
Total liabilities and stockholders’ equity	$1,211,745	$1,178,644
See Notes to Unaudited Consolidated Financial Statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
NET SALES	$506,090	$546,616	$1,513,766	$1,584,576
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	354,373	355,527	1,043,382	1,049,853
Gross profit	151,717	191,089	470,384	534,723
OPERATING EXPENSES:
Selling, general, and administrative expenses	136,633	146,585	405,547	420,334
Other operating (income) expense, net	(17)	(29)	28	43
Total operating expenses	136,616	146,556	405,575	420,377

OPERATING INCOME	15,101	44,533	64,809	114,346

INTEREST EXPENSE, NET	567	1,207	12,845	14,751
OTHER EXPENSE (INCOME), NET	90	70	(404)	140
INCOME BEFORE INCOME TAXES	14,444	43,256	52,368	99,455
INCOME TAX EXPENSE	2,827	16,949	17,725	39,058
NET INCOME	$11,617	$26,307	$34,643	$60,397

OTHER COMPREHENSIVE INCOME:
Foreign currency translation (loss) gain	(367)	(134)	615	(590)
COMPREHENSIVE INCOME	$11,250	$26,173	$35,258	$59,807

EARNINGS PER SHARE:
Basic	$0.15	$0.31	$0.44	$0.72
Diluted	$0.15	$0.31	$0.44	$0.71

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	78,401	84,240	78,754	84,453
Diluted	78,595	84,849	79,151	85,009
See Notes to Unaudited Consolidated Financial Statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,643	$60,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,960	56,103
Loss on disposal of property and equipment	907	1,313
Impairment charge	829	—
Amortization of lease financing obligation discount	11,354	—
Excess tax benefit from share-based compensation	—	(334)
Share-based compensation	10,783	15,114
Non-cash loss on extinguishment of debt	—	5,314
Deferred taxes	(385)	(6,805)
Landlord allowance amortization	(8,345)	(9,208)
Payment of original issue discount	—	(2,812)
Changes in operating assets and liabilities:
Receivables, net	5,883	(2,546)
Inventories	(86,468)	(123,806)
Accounts payable, deferred revenue, and accrued expenses	28,749	42,514
Other assets and liabilities	2,954	20,389
Net cash provided by operating activities	59,864	55,633

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(80,900)	(85,013)
Purchase of intangible assets	(21)	(35)
Investment in equity interests	(10,133)	—
Net cash used in investing activities	(91,054)	(85,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	—	(198,038)
Costs incurred in connection with debt arrangements	—	(1,006)
Payments on lease financing obligations	(1,186)	(1,168)
Excess tax benefit from share-based compensation	—	334
Proceeds from exercise of stock options	2,735	1,265
Repurchase of common stock under share repurchase program (see Note 11)	(51,538)	(22,020)
Repurchase of shares for tax withholding obligations	(4,498)	(4,400)
Net cash used in financing activities	(54,487)	(225,033)

EFFECT OF EXCHANGE RATE ON CASH	629	(496)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(85,048)	(254,944)
CASH AND CASH EQUIVALENTS, Beginning of period	186,903	346,159
CASH AND CASH EQUIVALENTS, End of period	$101,855	$91,215
See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements
1. Description of Business and Basis of Presentation
Business Description
Express, Inc., together with its subsidiaries ("Express" or the "Company"), is a specialty apparel and accessories retailer of women's and men's merchandise, targeting the 20 to 30 year old customer. Express merchandise is sold through retail and factory outlet stores and the Company's e-commerce website, www.express.com, as well as its mobile app. As of October 29, 2016, Express operated 554 primarily mall-based retail stores in the United States, Canada, and Puerto Rico as well as 99 factory outlet stores. Additionally, as of October 29, 2016, the Company earned revenue from 20 franchise stores in Latin America and the Middle East. These franchise stores are operated by franchisees pursuant to franchise agreements. Under the franchise agreements, the franchisees operate stand-alone Express stores that sell Express-branded apparel and accessories purchased directly from the Company. During the fourth quarter of 2015, the Company made a strategic decision to exit its franchise agreements in the Middle East and South Africa. As a result, 13 franchise stores in the Middle East and South Africa have been closed in 2016 and the remaining two stores are expected to be closed by the end of 2016.
Fiscal Year
The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. References herein to "2016" and "2015" represent the 52-week periods ended January 28, 2017 and January 30, 2016, respectively. All references herein to "the third quarter of 2016" and "the third quarter of 2015" represent the thirteen weeks ended October 29, 2016 and October 31, 2015, respectively.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)," and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 to annual and interim reporting periods beginning after December 15, 2017 with early application permitted for annual and interim reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU 2016-02 requires entities to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. Under ASU

2016-02, a lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on its balance sheet. The new standard is effective for annual and interim periods beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method with early adoption permitted. The Company is currently evaluating the impact that adopting ASU 2016-02 will have on its consolidated financial statements.
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
The following is information regarding the Company's major product categories and sales channels:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
	(in thousands)		(in thousands)
Apparel	$446,999	$482,472	$1,327,090	$1,394,458
Accessories and other	51,301	52,898	157,963	155,110
Other revenue	7,790	11,246	28,713	35,008
Total net sales	$506,090	$546,616	$1,513,766	$1,584,576

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
	(in thousands)		(in thousands)
Stores	$401,963	$451,525	$1,241,669	$1,313,126
E-commerce	96,337	83,845	243,384	236,442
Other revenue	7,790	11,246	28,713	35,008
Total net sales	$506,090	$546,616	$1,513,766	$1,584,576
Other revenue consists primarily of sell-off revenue related to mark-out-of-stock inventory sales to third parties, shipping and handling revenue related to e-commerce activity, and revenue from franchise agreements.
Revenue and long-lived assets relating to the Company's international operations for the thirteen and thirty-nine weeks ended and as of October 29, 2016 and October 31, 2015, respectively, were not material for any period presented and, therefore, are not reported separately from domestic revenue or long-lived assets.

3. Earnings Per Share
The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
	(in thousands)
Weighted-average shares - basic	78,401	84,240	78,754	84,453
Dilutive effect of stock options, restricted stock units, and restricted stock	194	609	397	556
Weighted-average shares - diluted	78,595	84,849	79,151	85,009
Equity awards representing 3.6 million and 4.0 million shares of common stock were excluded from the computations of diluted earnings per share for the thirteen and thirty-nine weeks ended October 29, 2016, respectively, as the inclusion of these awards would have been anti-dilutive. Equity awards representing 1.1 million and 2.4 million shares of common stock were excluded from the computations of diluted earnings per share for the thirteen and thirty-nine weeks ended October 31, 2015, respectively, as the inclusion of these awards would have been anti-dilutive.
Additionally, for the thirteen and thirty-nine weeks ended October 29, 2016, 0.7 million shares were excluded from the computations of diluted weighted average shares because the number of shares that will ultimately be issued is contingent on the Company's performance compared to pre-established performance goals which have not been achieved as of October 29, 2016.
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
Financial Assets
The following table presents the Company's financial assets measured at fair value on a recurring basis as of October 29, 2016 and January 30, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall.

	October 29, 2016
	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$63,430	$—	$—

	January 30, 2016
	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$152,069	$—	$—
The carrying amounts reflected on the unaudited Consolidated Balance Sheets for cash, cash equivalents, receivables, prepaid expenses, and payables as of October 29, 2016 and January 30, 2016 approximated their fair values.

Non-Financial Assets
The Company's non-financial assets, which include fixtures, equipment, improvements, and intangible assets, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur indicating the carrying value of these assets may not be recoverable, or annually in the case of indefinite lived intangibles, an impairment test is required. The impairment test requires the Company to estimate the fair value of the assets and compare this to the carrying value of the assets. If the fair value of the asset is less than the carrying value, then an impairment charge is recognized and the non-financial assets are recorded at fair value. The Company estimates the fair value using a discounted cash flow model. Factors used in the evaluation include, but are not limited to, management's plans for future operations, recent operating results, and projected cash flows. During the thirteen weeks ended October 29, 2016, the Company did not recognize any impairment charges. During the thirty-nine weeks ended October 29, 2016, the Company recognized impairment charges of approximately $0.8 million related to two stores, both of which are now fully impaired. During the thirteen and thirty-nine weeks ended October 31, 2015, the Company did not recognize any impairment charges.
5. Intangible Assets
The following table provides the significant components of intangible assets:

	October 29, 2016
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename/domain names/trademarks	$197,618	$—	$197,618
Licensing arrangements	425	208	217
	$198,043	$208	$197,835

	January 30, 2016
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename/domain names/trademarks	$197,597	$—	$197,597
Licensing arrangements	425	172	253
	$198,022	$172	$197,850
The Company's tradename, Internet domain names, and trademarks have indefinite lives. Licensing arrangements are amortized over a period of ten years and are included in other assets on the unaudited Consolidated Balance Sheets.
6. Income Taxes
The provision for income taxes is based on a current estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. The Company's effective tax rate was 19.6% and 39.2% for the thirteen weeks ended October 29, 2016 and October 31, 2015, respectively. The Company's effective tax rate was 33.8% and 39.3% for the thirty-nine weeks ended October 29, 2016 and October 31, 2015, respectively.
The effective tax rates for the thirteen and thirty-nine weeks ended October 29, 2016 include a net discrete tax benefit of $2.9 million. This tax benefit is the result of a $7.1 million tax benefit attributable to the release of a reserve for uncertain tax positions as a result of the expiration of the associated statute of limitations, partially offset by an increase in tax expense of $4.2 million related to the expiration of certain unexercised stock options previously held by the former Chairman of the Company’s Board of Directors (the "Board"). Both items were recorded during the thirteen-week period ended October 29, 2016.
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
The initial terms of the lease arrangements for which the Company is considered the owner are expected to expire in 2023 and 2030. The net book value of landlord funded construction, replacement cost of pre-existing property, and capitalized interest in property and equipment on the unaudited Consolidated Balance Sheets was $64.7 million and $67.4 million, as of October 29, 2016 and January 30, 2016, respectively. There was also $5.6 million and $69.6 million of lease financing obligations as of October 29, 2016 and January 30, 2016, respectively, in other long-term liabilities on the unaudited Consolidated Balance Sheets. In the first quarter of 2016, $63.7 million was reclassified to accrued expenses as a result of the amendment to the Times Square store lease discussed further below. The remaining lease financing obligation of $62.9 million is included in accrued expenses on the unaudited Consolidated Balance Sheets.
Rent expense relating to the land is recognized on a straight-line basis over the lease term. The Company does not report rent expense for the portion of the rent payment determined to be related to the buildings which are owned for accounting purposes. Rather, this portion of the rent payment under the lease is recognized as interest expense and a reduction of the lease financing obligations.
In February 2016, the Company amended its lease arrangement with the landlord of the Times Square Flagship store. The Company had previously determined it was the owner of the store for accounting purposes based on an assessment of the lease arrangement at inception as described above. The amendment provides the landlord with the option to cancel the lease upon sufficient notice through December 31, 2016. If the landlord exercises this option, the Company will be required to make a cash payment of $15 million to the landlord. In conjunction with amending the lease, the Company recognized an $11.4 million put option liability and a related offset as a discount on the lease financing obligation. The discount was amortized over the shortest period under which the landlord was able to exercise this option (60 days). This resulted in the full amortization of the $11.4 million discount during the first quarter of 2016. The amortization of the discount was recorded as interest expense. As of October 29, 2016, the fair value of the put option was $9.5 million and is included within accrued expenses on the unaudited Consolidated Balance Sheets.
8. Debt
A summary of the Company's financing activities are as follows:
Revolving Credit Facility
On May 20, 2015, Express Holding, LLC, a wholly-owned subsidiary of the Company ("Express Holding"), and its subsidiaries entered into an Amended and Restated $250.0 million secured Asset-Based Credit Facility ("Revolving Credit Facility"). The expiration date of the facility is May 20, 2020. As of October 29, 2016, there were no borrowings outstanding and approximately $246.8 million available under the Revolving Credit Facility.
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
Letters of Credit
The Company may enter into stand-by letters of credit ("stand-by LCs") on an as-needed basis to secure payment obligations for merchandise purchases and other general and administrative expenses. As of October 29, 2016 and January 30, 2016, outstanding stand-by LCs totaled $3.2 million and $2.8 million, respectively.
9. Share-Based Compensation
The Company records the fair value of share-based payments to employees in the unaudited Consolidated Statements of Income and Comprehensive Income as compensation expense, net of forfeitures, over the requisite service period.
Share-Based Compensation Plans
The following summarizes share-based compensation expense:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
	(in thousands)
Restricted stock units and restricted stock	$2,701	$3,283	$8,701	$12,341
Stock options	502	762	2,082	2,773
Total share-based compensation	$3,203	$4,045	$10,783	$15,114
The stock compensation related income tax benefit recognized by the Company during the thirteen and thirty-nine weeks ended October 29, 2016 was $0.1 million and $6.0 million, respectively. The stock compensation related income tax benefit recognized by the Company during the thirteen and thirty-nine weeks ended October 31, 2015 was $0.8 million and $4.6 million, respectively.
Stock Options
During the thirty-nine weeks ended October 29, 2016, the Company granted stock options under the 2010 Plan. Stock options granted in 2016 under the 2010 Plan vest 25% per year over four years or upon reaching retirement eligibility, defined as providing ten years of service and being at least 55 years old. These options have a ten year contractual life. The expense for stock options is recognized using the straight-line attribution method.
The Company's activity with respect to stock options during the thirty-nine weeks ended October 29, 2016 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding, January 31, 2016	3,446	$18.31
Granted	229	$21.14
Exercised	(159)	$17.23
Forfeited or expired	(1,184)	$19.20
Outstanding, October 29, 2016	2,332	$18.21	5.9	$28
Expected to vest at October 29, 2016	547	$18.37	8.3	$—
Exercisable at October 29, 2016	1,760	$18.14	5.1	$28

The following table provides additional information regarding the Company's stock options:

	Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015
	(in thousands, except per share amounts)
Weighted average grant date fair value of options granted (per share)	$9.50	$7.79
Total intrinsic value of options exercised	$547	$175
As of October 29, 2016, there was approximately $2.8 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of approximately 1.6 years.
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
The fair value of stock options was estimated at the grant date using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015
Risk-free interest rate (1)	1.60%	1.60%
Price volatility (2)	43.15%	47.81%
Expected term (years) (3)	6.54	6.25
Dividend yield (4)	—	—

(1)	Represents the yield on U.S. Treasury securities with a term consistent with the expected term of the stock options.

(2)	Primarily based on the historical volatility of the Company's common stock over a period consistent with the expected term of the stock options.

(3)
Beginning in 2016, the Company calculated the expected term assumption using the midpoint scenario, which combines historical exercise data with hypothetical exercise data for outstanding options. The Company believes this data currently represents the best estimate of the expected term of new employee options.

(4)	The Company does not currently plan on paying regular dividends.
Restricted Stock Units and Restricted Stock
During the thirty-nine weeks ended October 29, 2016, the Company granted restricted stock units ("RSUs") under the 2010 Plan, including 0.3 million RSUs with performance conditions. The fair value of RSUs is determined based on the Company's closing stock price on the day prior to the grant date in accordance with the 2010 Plan. The expense for RSUs without performance conditions is recognized using the straight-line attribution method. The expense for RSUs with performance conditions is recognized using the graded vesting method based on the expected achievement of the performance conditions. The RSUs with performance conditions are also subject to time-based vesting. All of the RSUs granted during the thirty-nine weeks ended October 29, 2016 that are earned based on the achievement of performance criteria will vest on April 15, 2019. RSUs without performance conditions vest ratably over four years.

The Company's activity with respect to RSUs and restricted stock, including awards with performance conditions, for the thirty-nine weeks ended October 29, 2016 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value Per Share
	(in thousands, except per share amounts)
Unvested, January 31, 2016	2,212	$16.66
Granted (1)	653	$20.45
Performance Shares Adjustment (2)	(50)	$16.28
Vested	(790)	$17.26
Forfeited	(128)	$17.55
Unvested, October 29, 2016	1,897	$17.66

(1)
Approximately 0.3 million RSUs with three-year performance conditions were granted in the first quarter of 2016. None of these RSUs are currently included as granted in the table above. The number of performance-based RSUs that are ultimately earned may vary from 0% to 200% of target depending on the achievement of predefined financial performance targets.

(2)
Relates to a change in estimate of RSUs with performance conditions granted in 2015. Currently, 112% of the number of shares granted in 2015 are expected to vest based on estimates against predefined financial performance targets.

The total fair value of RSUs and restricted stock that vested during the thirty-nine weeks ended October 29, 2016 was $13.6 million. As of October 29, 2016, there was approximately $22.3 million of total unrecognized compensation expense related to unvested RSUs and restricted stock, which is expected to be recognized over a weighted-average period of approximately 1.7 years.
10. Commitments and Contingencies
From time to time the Company is subject to various claims and contingencies arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company's results of operations, financial condition, or cash flows.
11. Stockholders' Equity
Share Repurchase Program
On December 9, 2015, the Board approved a new share repurchase program which authorizes the Company to repurchase up to $100.0 million of the Company's common stock during the 12 month period following the approval using available cash, including cash on hand or cash available for borrowing under the Company's Revolving Credit Facility (the "2015 Repurchase Program"). During the thirty-nine weeks ended October 29, 2016, the Company repurchased 3.2 million shares of its common stock under the 2015 Repurchase Program for an aggregate amount equal to $51.5 million, including commissions. The remaining amount available for repurchase under the 2015 Repurchase Program was $20.0 million as of October 29, 2016.
12. Investment in Equity Interests
In the second quarter of 2016, the Company made a $10.1 million investment in Homage, LLC, a privately held retail company based in Columbus, Ohio. The non-controlling investment in the entity is being accounted for under the equity method. The investment is included in other assets on the unaudited Consolidated Balance Sheets.

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

Q3 2016 vs. Q3 2015
•
Net sales decreased 7% to $506.1 million
•
Comparable sales decreased 8%
•
Comparable sales (excluding e-commerce sales) decreased 13%
•
E-commerce sales increased 15% to $96.3 million
•
Gross margin percentage decreased 500 basis points
•
Operating income decreased 66% to $15.1 million
•
Net income decreased 56% to $11.6 million
•
Diluted earnings per share (EPS) decreased 52% to $0.15

The following charts show key performance metrics for the third quarter of 2016 compared to the third quarter of 2015:

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
In the third quarter of 2016, comparable sales (excluding e-commerce sales) decreased 13%. We believe this decrease was primarily driven by the following:
•
Decreased traffic at our stores due in part to continued traffic challenges in malls; and
•
A lack of fashion clarity in our product assortment, which offered too many choices.

As of October 29, 2016, we operated 653 stores, including 99 factory outlet stores.

Third quarter of 2016 store openings and closures:
•
Opened five new factory outlet stores in the U.S.

Expectations for the remainder of 2016:
•
Open five factory outlet stores, one of which will be converted from an existing retail location.
•
Close two U.S. retail stores, one of which will be converted to an outlet location.

E-commerce	Other Initiatives
In the third quarter of 2016, our e-commerce sales increased 15% compared to the third quarter of 2015. The increase was primarily driven by:
•
A strong and clear marketing and merchandising message aimed at our target demographic; and
•
The launch of several key initiatives, including improved site navigation and continued optimization across search and category pages.

E-commerce sales represented 19% of our total net sales in the third quarter of 2016.

•
International. As of October 29, 2016, we were earning revenue from 20 franchise locations in Latin America and the Middle East. During the fourth quarter of 2015, we made the strategic decision to shift our international focus to growth within the Americas. As a result, 13 franchise stores in the Middle East and South Africa have been closed in 2016. The remaining two stores are expected to be closed by the end of 2016.

•
Systems and Processes. In the third quarter of 2016, we launched a new retail management system and a new enterprise planning system. We believe these systems will lead to improved efficiencies in our business as we begin to fully leverage their capabilities.

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

Buying and occupancy costs related to stores are largely fixed and do not necessarily increase as volume increases.

Changes in the mix of our products may also impact our overall cost of goods sold, buying and occupancy costs.

Financial Measures	Description	Discussion
Gross Profit/Gross Margin	Gross profit is net sales minus cost of goods sold, buying and occupancy costs. Gross margin measures gross profit as a percentage of net sales.
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

Results of Operations
The Third Quarter of 2016 Compared to the Third Quarter of 2015
Net Sales

	Thirteen Weeks Ended
	October 29, 2016	October 31, 2015
Net sales (in thousands)	$506,090	$546,616
Comparable sales percentage change	(8)%	6%
Comparable sales percentage change (excluding e-commerce sales)	(13)%	6%
Gross square footage at end of period (in thousands)	5,639	5,684
Number of:
Stores open at beginning of period	648	637
New retail stores	—	1
New outlet stores	5	18
Retail stores converted to outlets	—	(1)
Closed stores	—	(1)
Stores open at end of period	653	654

Net sales decreased approximately $40.5 million compared to the third quarter of 2015. Comparable sales decreased 8% in the third quarter of 2016 compared to the third quarter of 2015. The decrease in comparable sales resulted primarily from a decrease in transactions and in-store average dollar sales per transaction. We attribute these decreases to decreased traffic at our stores due in part to decreases in mall traffic overall and a lack of fashion clarity in our product assortment, which offered too many choices. This was partially offset by an increase in e-commerce sales which resulted from more targeted marketing as well as improvements to our website and the shopping experience. Non-comparable sales increased $5.4 million, driven primarily by new outlet store openings.
Gross Profit
The following table shows cost of goods sold, buying and occupancy costs, gross profit in dollars, and gross margin percentage for the stated periods:

	Thirteen Weeks Ended
	October 29, 2016	October 31, 2015
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$354,373	$355,527
Gross profit	$151,717	$191,089
Gross margin percentage	30.0%	35.0%
The 500 basis point decrease in gross margin percentage, or gross profit as a percentage of net sales, in the third quarter of 2016 compared to the third quarter of 2015 was comprised of a 340 basis point decrease in merchandise margin and a 160 basis point increase in buying and occupancy costs as a percentage of net sales. The decrease in merchandise margin was driven by increased promotions. The increase in buying and occupancy costs as a percentage of sales was primarily the result of the deleveraging effect of the decrease in sales, partially offset by a decrease in incentive compensation.

Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	Thirteen Weeks Ended
	October 29, 2016	October 31, 2015
	(in thousands, except percentages)
Selling, general, and administrative expenses	$136,633	$146,585
Selling, general, and administrative expenses, as a percentage of net sales	27.0%	26.8%
The $10.0 million decrease in selling, general, and administrative expenses in the third quarter of 2016 as compared to the third quarter of 2015 was primarily the result of decreased payroll related expenses of approximately $9.6 million and decreased marketing expenses of $2.4 million. The reduction in payroll expenses was primarily related to decreases in incentive compensation, store payroll, and performance-based RSU estimates resulting from decreased performance. The decreases were partially offset by an increase of $4.1 million in information technology expenses primarily related to new system implementations.
Income Tax Expense
The following table shows income tax expense in dollars for the stated periods:

	Thirteen Weeks Ended
	October 29, 2016	October 31, 2015
	(in thousands)
Income tax expense	$2,827	$16,949
The effective tax rate was 19.6% for the third quarter of 2016 compared to 39.2% for the third quarter of 2015. The effective tax rate for the thirteen weeks ended October 29, 2016 includes a net tax benefit of approximately $2.9 million attributable to certain discrete items that occurred during the third quarter. Refer to Note 6 of the unaudited Consolidated Financial Statements for additional information.
The Thirty-Nine Weeks Ended October 29, 2016 Compared to the Thirty-Nine Weeks Ended October 31, 2015
Net Sales

	Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015
Net sales (in thousands)	$1,513,766	$1,584,576
Comparable sales percentage change	(7)%	7%
Comparable sales percentage change (excluding e-commerce sales)	(9)%	5%
Gross square footage at end of period (in thousands)	5,639	5,684
Number of:
Stores open at beginning of period	653	641
New retail stores	—	1
New outlet stores	18	37
Retail stores converted to outlets	(3)	(2)
Closed stores	(15)	(23)
Stores open at end of period	653	654

Net sales decreased approximately $70.8 million compared to the thirty-nine weeks ended October 31, 2015. Comparable sales decreased 7% in the thirty-nine weeks ended October 29, 2016 compared to the thirty-nine weeks ended October 31, 2015. The decrease in comparable sales resulted primarily from a decrease in transactions and in-store average dollar sales per transaction. We attribute these decreases to decreased traffic at our stores due in part to decreases in mall traffic overall, a strategic shift in marketing spend that resulted in a reduction of direct mail and other marketing communications to certain customer segments, and a lack of fashion clarity in our product assortment, which offered too many choices and was overly targeted at the younger customers in our demographic. This was partially offset by an increase in e-commerce sales which resulted from more targeted marketing as well as improvements to our website and the shopping experience. Non-comparable sales increased $32.8 million, driven primarily by new outlet store openings, and were partially offset by closed retail stores.
Gross Profit
The following table shows cost of goods sold, buying and occupancy costs, gross profit in dollars, and gross margin percentage for the stated periods:

	Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$1,043,382	$1,049,853
Gross profit	$470,384	$534,723
Gross margin percentage	31.1%	33.7%
The 260 basis point decrease in gross margin percentage, or gross profit as a percentage of net sales, in the thirty-nine weeks ended October 29, 2016 compared to the thirty-nine weeks ended October 31, 2015 was comprised of a 170 basis point decrease in merchandise margin and a 90 basis point increase in buying and occupancy costs as a percentage of net sales. The decrease in merchandise margin was driven by increased promotions, including increased markdowns on clearance items in the first half of the year, the effect of which was partially offset by continued discipline with respect to inventory management. The increase in buying and occupancy costs as a percentage of sales was primarily the result of the deleveraging effect of the decrease in sales, increased rent expense, and a $0.8 million impairment charge recognized in the second quarter related to leasehold improvements at certain underperforming stores. Assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The reviews are conducted at the store level, the lowest identifiable level of cash flow. Factors used to assess stores for impairment include, but are not limited to, plans for future operations, brand initiatives, recent operating results, and projected future cash flows. Significant changes in any of these factors could lead to future impairments. These increases were partially offset by a decrease in incentive compensation.
Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015
	(in thousands, except percentages)
Selling, general, and administrative expenses	$405,547	$420,334
Selling, general, and administrative expenses, as a percentage of net sales	26.8%	26.5%
The $14.8 million decrease in selling, general, and administrative expenses in the thirty-nine weeks ended October 29, 2016 as compared to the thirty-nine weeks ended October 31, 2015 was primarily the result of decreased payroll related expenses of approximately $19.0 million. The reduction in payroll expenses was primarily related to decreases in incentive compensation and performance-based RSU estimates resulting from decreased performance. The decreases were partially offset by an increase of $7.5 million in information technology expenses primarily related to new system implementations.
Interest Expense, Net
The following table shows interest expense, net in dollars for the stated periods:

	Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015
	(in thousands)
Interest expense, net	$12,845	$14,751
The $1.9 million decrease in interest expense is primarily related to a loss on extinguishment of debt in connection with the redemption of our Senior Notes in the first quarter of 2015, partially offset by the amortization of the debt discount related to the lease financing obligation associated with the amendment to our Times Square store lease agreement in the first quarter of 2016.
Income Tax Expense
The following table shows income tax expense in dollars for the stated periods:

	Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015
	(in thousands)
Income tax expense	$17,725	$39,058
The effective tax rate was 33.8% for the thirty-nine weeks ended October 29, 2016 compared to 39.3% for the thirty-nine weeks ended October 31, 2015. The effective tax rate for the thirty-nine weeks ended October 29, 2016 includes a net tax benefit of approximately $2.9 million attributable to certain discrete items that occurred during the third quarter. Refer to Note 6 of the unaudited Consolidated Financial Statements for additional information.
We anticipate that our effective tax rate, excluding discrete items, will be approximately 39% in 2016.

Non-GAAP Financial Measures
The following table presents Adjusted Net Income and Adjusted Diluted Earnings Per Share, each non-GAAP financial measures, and Net Income and Diluted Earnings Per Share, the most closely related GAAP measures, for the stated periods. Adjusted Net Income and Adjusted Diluted Earnings Per Share eliminate the non-core operating costs incurred in connection with the amendment to the Times Square Flagship store lease in the first quarter of 2016 and the redemption of our Senior Notes in the first quarter of 2015:

	Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015
	(in thousands, except per share amounts)
Net Income	$34,643	$60,397
Adjusted Net Income	$41,569	$66,313
Diluted Earnings Per Share	$0.44	$0.71
Adjusted Diluted Earnings Per Share	$0.53	$0.78
We supplement the reporting of our financial information determined under GAAP with certain non-GAAP financial measures: adjusted net income and adjusted diluted earnings per share. We believe that these non-GAAP measures provide additional useful information to assist stockholders in understanding our financial results and assessing our prospects for future performance. Management believes adjusted net income and adjusted diluted earnings per share are important indicators of our business performance because they exclude items that may not be indicative of, or are unrelated to, our underlying operating results, and provide a better baseline for analyzing trends in our business. In addition, adjusted diluted earnings per share is used as a performance measure in our executive compensation program for purposes of determining the number of equity awards that are ultimately earned. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported net income and reported diluted earnings per share. These non-GAAP financial measures reflect an additional way of viewing our operations that, when viewed with our GAAP results and the below reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of our business. We strongly encourage investors and stockholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.
The tables below reconcile the non-GAAP financial measures, adjusted net income and adjusted diluted earnings per share, with the most directly comparable GAAP financial measures, net income and diluted earnings per share.

	Thirty-Nine Weeks Ended October 29, 2016
(in thousands, except per share amounts)	Net Income	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$34,643	$0.44	79,151
Interest Expense (a)	11,354	0.14
Income Tax Benefit (b)	(4,428)	(0.06)
Adjusted Non-GAAP Measure	$41,569	$0.53

(a)	Represents non-core items related to the amendment of the Times Square Flagship store lease discussed in Note 7 of our unaudited Consolidated Financial Statements.

(b)	Represents the tax impact of the interest expense adjustment at our statutory rate of approximately 39% for the thirty-nine weeks ended October 29, 2016.

	Thirty-Nine Weeks Ended October 31, 2015
(in thousands, except per share amounts)	Net Income	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$60,397	$0.71	85,009
Interest Expense (a)	9,657	0.11
Income Tax Benefit (b)	(3,741)	(0.04)
Adjusted Non-GAAP Measure	$66,313	$0.78

(a)
Includes the redemption premium paid, the write-off of unamortized debt issuance costs, and the write-off of the unamortized debt discount related to the redemption of all $200.9 million of our Senior Notes.

(b)	Represents the tax impact of the interest expense adjustment at our statutory rate of approximately 39% for the thirty-nine weeks ended October 31, 2015.
Liquidity and Capital Resources
A summary of cash provided by or used in operating, investing, and financing activities is shown in the following table:

	Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015
	(in thousands)
Provided by operating activities	$59,864	$55,633
Used in investing activities	(91,054)	(85,048)
Used in financing activities	(54,487)	(225,033)
Decrease in cash and cash equivalents	(85,048)	(254,944)
Cash and cash equivalents at end of period	$101,855	$91,215
Our business relies on cash flows from operations as our primary source of liquidity, with the majority of those cash flows being generated in the fourth quarter of the year. Our primary operating cash needs are for merchandise inventories, payroll, store rent, and marketing. For the thirty-nine weeks ended October 29, 2016, our cash flows provided by operating activities were $59.9 million compared to $55.6 million for the thirty-nine weeks ended October 31, 2015. The increase in cash flows from operating activities for the thirty-nine weeks ended October 29, 2016 was primarily driven by lower inventory levels as of October 29, 2016 versus October 31, 2015 partially offset by the decreased performance of the business and the resulting decline in net income as well as the payout of the 2015 incentive compensation accrual in the first quarter of 2016.
In addition to cash flows from operations, we have access to additional liquidity, if needed, through borrowings under our Revolving Credit Facility. As of October 29, 2016, we had $246.8 million available for borrowing under our Revolving Credit Facility. Refer to Note 8 of our unaudited Consolidated Financial Statements for additional information on our Revolving Credit Facility.
We also use cash for capital expenditures and financing transactions. For the thirty-nine weeks ended October 29, 2016, we had capital expenditures of approximately $80.9 million. These relate primarily to new outlet stores, store remodels, and information technology projects to support our key business initiatives. We expect capital expenditures for the remainder of 2016 to be approximately $19 million to $24 million, primarily driven by remodels, new store construction, and investments in information technology. These capital expenditures do not include the impact of landlord allowances, which are expected to be approximately $2.0 million to $4.0 million for the remainder of 2016. In the second quarter of 2016, we also made a $10.1 million investment in Homage, LLC, a Columbus-based private apparel company, that is in the early stages of development.
In addition to the cash uses noted previously, we repurchased 3.2 million shares of our common stock under our 2015 Repurchase Program for an aggregate amount equal to $51.5 million, including commissions, during the thirty-nine weeks ended October 29, 2016. As of December 7, 2016, we have $20.0 million available under the 2015 Repurchase Program. The 2015 Repurchase Program is set to expire on December 9, 2016.
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
Contractual Obligations
Our contractual obligations and other commercial commitments did not change materially between January 30, 2016 and October 29, 2016. For additional information regarding our contractual obligations as of January 30, 2016, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 30, 2016.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our Revolving Credit Facility bears interest at variable rates, however, we did not borrow any amounts under the Revolving Credit Facility during the thirty-nine weeks ended October 29, 2016. Changes in interest rates are not expected to have a material impact on our future earnings or cash flows given our limited exposure to such changes.
Foreign Currency Exchange Risk
All of our merchandise purchases are denominated in U.S. dollars, therefore we are not exposed to foreign currency exchange risk on these purchases. However, we currently operate 17 stores in Canada, with the functional currency of our Canadian operations being the Canadian dollar. Our Canadian operations have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation, but the transactions resulting in such accounts do expose us to foreign currency exchange risk. Currently, we do not utilize hedging instruments to mitigate foreign currency exchange risks. As of October 29, 2016, a hypothetical 10% change in the Canadian dollar foreign exchange rate would not have had a material impact on our results of operations.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 29, 2016.
Changes in Internal Control Over Financial Reporting
During the quarter ended October 29, 2016, we implemented a new Retail Management System to support customer orders and demand in both our store and e-commerce businesses. As part of the implementation, internal controls and processes have been appropriately designed and monitored to maintain internal controls over financial reporting.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the third quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding the purchase of shares of our common stock made by or on behalf of the Company or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during each month of the quarterly period ended October 29, 2016:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (2)
	(in thousands, except per share amounts)
July 31, 2016 - August 27, 2016	1	$15.28	—	$20,000
August 28, 2016 - October 1, 2016	1	$11.92	—	$20,000
October 2, 2016 - October 29, 2016	6	$12.15	—	$20,000
Total	8		—
(1) Includes shares purchased in connection with employee tax withholding obligations under the 2010 Plan.
(2) On December 9, 2015, the Board authorized us to repurchase up to $100 million of the Company’s outstanding common stock. Since the 2015 Repurchase Program began, the Company has repurchased 4.9 million shares for an aggregate amount equal to $80.0 million, excluding commissions. The 2015 Repurchase Program is set to expire on December 9, 2016.

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

Date:	December 7, 2016	EXPRESS, INC.

		By:	/s/ Periclis Pericleous
Periclis Pericleous
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)