Form 10-K
period 2017-01-28
EXPRESS, INC.
filed 2017-03-24
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

Aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of July 29, 2016: $1,157,233,837.
 The number of outstanding shares of the registrant's common stock was 78,421,592 as of February 28, 2017.

DOCUMENT INCORPORATED BY REFERENCE:

Portions of the registrant's definitive proxy statement for its Annual Meeting of Stockholders, to be held on June 7, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely,” "continue to," and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, and financial results; our plans, objectives, strategies, and initiatives for future operations or growth; the expected outcome of such plans, objectives, strategies. and initiatives; or expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including, but not limited to those under the heading "Risk Factors" in Part I, Item 1A in this Annual Report on Form 10-K. Those factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements included in this Annual Report on Form 10-K. We caution you not to place undue reliance on these forward-looking statements. We do not undertake any obligation to make any revisions to these forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events, except as required by law, including the securities laws of the United States and rules and regulations of the Securities and Exchange Commission ("SEC").

PART I
ITEM 1. BUSINESS.
In this section, "Express", "we", "us", "the Company", and "our" refer to Express, Inc. and its consolidated subsidiaries as a combined entity. Our fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. All references herein to "2016", "2015", and "2014" refer to the 52-week periods ended January 28, 2017, January 30, 2016, and January 31, 2015, respectively.
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
As of January 28, 2017, we operated 656 stores across the United States, in Canada, and in Puerto Rico, including 104 factory outlet stores. Our stores are located primarily in high-traffic shopping malls, lifestyle centers, outlet centers, and street locations, and average approximately 8,650 gross square feet. We also sell our products through our e-commerce website, www.express.com, and our mobile app, and have franchise agreements with franchisees who operate Express locations in Latin America. Our 2016 merchandise sales were comprised of approximately 63% women's merchandise and approximately 37% men's merchandise.
We report one segment, which includes the operation of our brick-and-mortar retail and outlet stores, e-commerce operations, and franchise operations. Additional information about our reportable segment can be found in Note 2 of our Consolidated Financial Statements included elsewhere in this Annual Report of Form 10-K.
Competition and Competitive Strengths
The apparel retail market is highly competitive. We compete with other brick-and-mortar and e-commerce retailers that engage in the retail sale of women's and men's apparel, accessories, and similar merchandise. We compete on the basis of a combination of factors, including, among others, style, breadth, quality, and price of merchandise offered, in-store and on-line customer experience, and brand image.
We believe we differentiate ourselves from our competitors as follows:
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
Data Driven Processes. Our data driven processes allow us to test approximately three-quarters of our merchandise in select stores and online before placing orders for our broader store base. In addition, we assess sales data on a weekly basis in order to make in-season inventory adjustments where possible, which allows us to respond to the latest trends. We believe that we have an efficient, diversified, and flexible supply chain, including a network of buying agents and third-party manufacturers located throughout the world, that allows us to quickly identify and respond to trends and bring a tested assortment of high quality products at competitive prices to our stores.
Strong and Tenured Team. Our leadership team has extensive experience in the specialty retail apparel business, including in the areas of fashion design and merchandising, supply chain, marketing, customer experience, e-commerce, store operations, technology, planning and allocation, and real estate, as well as other diverse business experiences that we believe are valuable to us as we continue to execute our growth strategy. Experience and tenure with Express extends deep into our organization, including district and store managers.
Our future success will depend in substantial part on our ability to maintain these strengths as well as anticipate and respond quickly to fashion trends and consumer shopping behaviors, offer our customers the products they want, where and when they want them at an attractive value proposition, maintain the strength and increase the awareness of the Express brand in the United States, and acquire new customers.

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
We plan our product assortments and display them in our stores and online in a coordinated manner to encourage our customers to purchase multi-item outfits as opposed to individual items. We believe this allows us to better meet our customers' shopping objectives while differentiating our product offerings from competitors. On average, our customers purchase two to three items per transaction. We monitor cross-selling trends in order to optimize our in-store and online product assortment.
Omni-Channel Customer Experience

We are committed to creating an omni-channel customer experience that offers a seamless shopping experience whether the customer is shopping in a store or online through a desktop, tablet, or mobile device. We believe the lines between our store and e-commerce channels are disappearing as customers increasingly interact with us both in-store and online and often through mobile devices while in stores. As a result, we are focused on leveraging the best of both channels to create an exceptional omni-channel shopping experience.

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
Similar to our stores, our e-commerce capabilities focus on creating an engaging and easy shopping experience that supports a vibrant, young fashion consumer, whether on a mobile device, tablet, or at a desktop, with a particular focus on mobile. We recognize the growing preference for online shopping and continue to make enhancements to the online customer experience through improved search, site navigation, and checkout capabilities, and targeted customer messaging, making shopping easier for customers.

In 2016, we made significant investments in our technology systems and transitioned our e-commerce fulfillment and call center operations to new third parties, all with the goal of enhancing overall customer experience and giving us the ability to roll-out additional omni-channel capabilities to increase sales and profitability in 2017.

Marketing

We use a variety of marketing vehicles designed to acquire new customers, engage with existing customers, increase customer traffic in-store and online, and build brand loyalty. These include direct mail, e-mail communications, promotional offers, social media, print, television, digital advertising, celebrity brand ambassador campaigns, arrangements with social influencers and bloggers, in-store visuals, earned media mentions and features through public relations activities.

We use a proprietary customer database, together with data analytics, to customize our communications and make targeted offers to customers in an effort to increase customer traffic in-store and online and to increase conversion. In addition, we offer a customer loyalty program, Express NEXT, which allows customers to earn rewards for purchases and offers other incentives to engage with the Express brand. We also offer a private-label credit card through an agreement with World Financial Network National Bank (“WFNNB”) under which WFNNB owns the credit card accounts and Alliance Data Systems Corporation provides services to our private-label credit card customers. All of our proprietary credit cards carry the Express logo. We believe that our loyalty and credit card programs encourage frequent store and website visits, promote multiple-item purchases, and cultivate customer loyalty to the Express brand.

Technology

We rely on information technology to operate our business. Our information technology provides a full range of business process support and information to our store, e-commerce, merchandising, financial, and real estate teams. We utilize a combination of customized and industry standard software systems to provide various functions related to point-of-sale, inventory management, design, planning and allocation, and financial reporting. In 2016, we launched multiple systems upgrades, including a new order management system, a new retail management system, and a new enterprise planning system to further enhance our omni-channel capabilities. With the completion of these systems upgrades, we have modernized approximately 95% of our systems. We believe these new systems will allow us to increase speed-to-market, conduct planning and allocation with more precision, and ultimately give us the ability to maximize inventory productivity and reduce markdowns over time.

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
We purchase the majority of our merchandise outside of the United States through arrangements with approximately 109 vendors utilizing approximately 348 manufacturing facilities located in approximately 24 countries throughout the world, primarily in Asia and South and Central America. The top five countries from which we sourced our merchandise in 2016 were China, Vietnam, Indonesia, the Philippines, and Sri Lanka, based on total cost of merchandise purchased. The top 10 manufacturing facilities, based on cost, supplied approximately 25% of our merchandise in 2016. We purchase merchandise using purchase orders, and therefore are not subject to long-term production contracts with any vendors, manufacturers, or buying agents.
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
Distribution

We utilize two facilities for the distribution of our product, which are owned and operated by third parties. Virtually all of the merchandise sold in our stores and on our website is first received and processed at a central distribution facility in Columbus, Ohio. From there, merchandise allocated to be sold in stores is shipped to our stores and merchandise to be sold online direct-to-consumer is shipped to a distribution facility in Richwood, Kentucky (the "Richwood Facility"). Merchandise is typically shipped to such stores and to the Richwood Facility via third-party delivery services multiple times per week, providing them with a steady flow of inventory. The third party who operates the Richwood Facility is responsible for fulfilling all orders placed through our website and shipping merchandise directly to customers via third-party delivery services.

Stores
As of January 28, 2017, we operated a total of 656 stores in 47 states across the United States, as well as in Puerto Rico, and Canada.
The following list shows the number of stores we operated in the United States and Puerto Rico as of January 28, 2017:

Location	Count	Location	Count	Location	Count
Alabama	5	Louisiana	8	Ohio	19
Arizona	10	Maine	3	Oklahoma	5
Arkansas	4	Maryland	13	Oregon	5
California	81	Massachusetts	19	Pennsylvania	28
Colorado	10	Michigan	22	Puerto Rico	4
Connecticut	11	Minnesota	14	Rhode Island	3
Delaware	2	Mississippi	2	South Carolina	9
Florida	53	Missouri	12	South Dakota	1
Georgia	17	Nebraska	4	Tennessee	9
Hawaii	2	Nevada	9	Texas	55
Idaho	1	New Hampshire	4	Utah	6
Illinois	32	New Jersey	22	Vermont	1
Indiana	12	New Mexico	3	Virginia	15
Iowa	8	New York	44	Washington	10
Kansas	5	North Carolina	16	West Virginia	2
Kentucky	6	North Dakota	1	Wisconsin	12
				Total	639
The following list shows the number of stores we operated in Canada as of January 28, 2017:

Location	Count
Alberta	4
British Columbia	2
Ontario	11
Total	17
The following list shows the number of stores operated by our franchisees by country as of January 28, 2017:

Location	Count
Mexico	12
Costa Rica	2
Panama	2
El Salvador	1
Guatemala	1
Total	18

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
Employees
We currently employ approximately 17,000 employees. Approximately 1,000 employees are based at our home office locations in either Columbus or New York City, approximately 70 are field-based regional and district managers, approximately 1,700 are in-store managers or co-managers, and approximately 14,200 are in-store sales associates. Approximately 20% and 80% of our associates are full-time and part-time, respectively. None of our employees are represented by a union, and we have had no labor-related work stoppages. We believe our relations with our employees are good.
Seasonality
Our business is seasonal. We define our seasons as Spring (first and second quarters) and Fall (third and fourth quarters). Historically, we have realized a higher portion of our net sales and net income in the Fall season due primarily to the impact of the holiday season. In 2016, approximately 54% of our net sales were generated in the Fall season, while approximately 46% were generated in the Spring season. Cash needs are typically higher in the third quarter due to inventory-related working capital requirements for early Fall and holiday selling periods. Our business is also subject, at certain times, to calendar shifts, which may occur during key selling periods close to holidays such as Easter, Thanksgiving, and Christmas.
Corporate History
We opened our first store in 1980, in Chicago, Illinois as a division of The Limited, Inc. (now known as L Brands, Inc.), and launched our men’s apparel line in 1987, which was rebranded under the name Structure in 1989. In 2001, we began to consolidate our separate women’s and men’s stores into combined dual-gender stores under the Express brand. In 2007, Golden Gate Capital acquired 75% of the equity interests in our business from an affiliate of Limited Brands, Inc. and we began to operate as a standalone company. In May 2010, the Company converted to a Delaware corporation, held an initial public offering, and listed its shares on the New York Stock Exchange. Subsequent to our initial public offering, Golden Gate Capital and Limited Brands, Inc. sold their remaining interests in the Company and are no longer affiliated with Express.
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
External Risk Factors
Our business is sensitive to consumer spending and general economic conditions. Recessionary, slow growth, or other difficult economic conditions could adversely affect our financial performance.
Consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. Our business is impacted by factors that affect domestic and worldwide economic conditions and disposable income, particularly those that affect our target demographic, including unemployment levels, levels of consumer debt, availability of consumer credit, levels of student debt, healthcare costs, reductions in net worth, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, consumer confidence, value of the United States dollar versus foreign currencies, and other macroeconomic factors. A deterioration in economic conditions may reduce the level of consumer spending and inhibit consumers' use of credit, which may adversely affect our revenues and profits. In recessionary periods or periods of slow growth, we may have to increase the number of promotional sales or otherwise dispose of inventory, including fabric, for which we have previously paid to manufacture or committed to, which could adversely affect our profitability. Our financial performance may be particularly susceptible to economic and other conditions in regions or states where we have a significant number of stores.
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
Our ability to attract customers to our stores that are located in malls or other shopping centers depends heavily on the success of these malls and shopping centers, and continued decreases in customer traffic in these malls or shopping centers, whether due to the growing preference for online shopping or otherwise, could cause our net sales and our profitability to be less than expected.
A significant number of our stores are located in malls and other shopping centers and many of these malls and shopping centers have been experiencing declines in customer traffic. Our sales at these stores are dependent, to a significant degree, upon the volume of traffic in those shopping centers and the surrounding area, however our costs associated with these stores are essentially fixed. In times of declining traffic and sales, our ability to leverage these costs and our profitability are negatively impacted. Our stores benefit from the ability of a shopping center's other tenants to generate consumer traffic in the vicinity of our stores and the continuing popularity of the shopping center as a shopping destination. Our sales volume and traffic has been and we expect will continue to be adversely affected by, among other things, a decrease in popularity of malls or other shopping centers in which our stores are located, the closing of anchor stores important to our business, a decline in popularity of other stores in the malls or shopping centers in which our stores are located, or a deterioration in the financial condition of shopping center operators or developers which could, for example, limit their ability to invest in improvements and finance tenant improvements for us and other retailers. A reduction in consumer traffic as a result of these or any other factors could have a material adverse effect on us.
We face significant competition from other retailers that could adversely affect our ability to generate higher net sales and margins as well as our ability to obtain favorable store locations.
We face substantial competition in the specialty retail apparel and accessories industry. Some of our competitors have greater financial, marketing, and other resources available. Many of our competitors sell their products in stores that are located in the same shopping malls or lifestyle centers as our stores and many also sell their products online either exclusively or in addition to brick-and-mortar stores. We expect the retail environment for apparel to remain highly competitive and promotional as a result of pricing which may result in lower product margins. In addition to competing for sales, we compete for favorable site locations and lease terms in shopping malls and lifestyle centers, and our competitors may be able to secure more favorable locations than us as a result of their relationships with, or appeal to, landlords or their willingness and ability to pay more for leased space. We also compete with other retailers for personnel. The competition for retail talent is increasing, and we may not be able to secure the talent we need to operate our stores without increasing wages. We cannot assure you that we will be able to compete successfully against existing or future competitors or maintain our product margins, and our inability to do so could have a material adverse effect on us.
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
If any of our manufacturers fail to comply with applicable laws or our Vendor Code of Conduct, or engage in any socially unacceptable business practices such as poor working conditions, child labor, disregard for environmental standards, or otherwise, our brand reputation could be negatively impacted and our results of operations could in turn be materially adversely affected.
The raw materials used to manufacture our products and our transportation and labor costs are subject to availability constraints and price volatility, which could result in increased costs.
The raw materials used to manufacture our merchandise are subject to availability constraints and price volatility caused by demand for cotton, petroleum-based synthetic textiles, and other fabrics, weather conditions, supply conditions, government regulations, economic climate, and other unpredictable factors. In addition, our transportation and labor costs are subject to price volatility caused by the price of energy, supply of labor, governmental regulations, economic climate, and other unpredictable factors.
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
We purchase the majority of our merchandise outside of the United States through arrangements with approximately 109 vendors, utilizing approximately 348 manufacturing facilities located throughout the world, primarily in Asia and Central and South America. Political, social, or economic instability in Asia, Central, or South America, or in other regions where our products are made, could cause disruptions in trade, including exports. Other events that could also cause disruptions to our supply chain include:

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
Our distribution facilities are operated by third parties. Our Columbus facility operates as our central distribution facility and supports our entire North American business. All of our merchandise is shipped to the central distribution facility from our vendors and is then packaged and shipped to our stores or the Richwood Facility for further distribution to our online customers. The success of our stores and the satisfaction of our online customers depend on their timely receipt of merchandise. The efficient flow of our merchandise requires that the third parties who operate the distribution facilities have adequate capacity and labor to support our current level of operations and any anticipated increased levels that may follow from the growth of our business or during peak seasons.
If we encounter labor and capacity constraints, difficulties with the distribution facilities or in our relationships with the third parties who operate the facilities, or if either facility were to shut down for any reason, including as a result of fire or other natural disaster or work stoppage, we could face shortages of inventory, resulting in “out of stock” conditions in our stores, incur significantly higher costs and longer lead times associated with distributing our products to both our stores and online customers, and experience dissatisfaction from our customers. Any of these issues could have a material adverse effect on our business and harm our reputation.
Natural disasters, fire, and other events beyond our control may cause business disruption and result in unexpected adverse operating results.

Our corporate offices and other facilities on which we rely are vulnerable to damage from natural disasters, fire, acts of terrorism, and other unexpected events which could cause us to experience significant disruption in our business, resulting in lost sales and productivity, and causing us to incur significant expense to repair, any of which could have a material adverse effect on our business.
We rely upon independent third-party transportation providers for substantially all of our product shipments and are subject to increased shipping costs as well as the potential inability of our third-party transportation providers to deliver on a timely basis.
We currently rely upon independent third-party transportation providers for substantially all of our product shipments, including shipments to and from all of our stores and to our customers. Our utilization of these delivery services for shipments is subject to risks, including increases in fuel prices, which would increase our shipping costs, employee strikes, labor and capacity constraints, and inclement weather, which may impact a shipping company's ability to provide delivery services that adequately meet our shipping needs. If we change the shipping companies we use, we could face logistical difficulties that could adversely affect deliveries, and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from our current independent third-party transportation providers which, in turn, would increase our costs.
We rely on third parties to provide us with certain key services for our business. If any of these third parties fails to perform their obligations to us or declines to provide services to us in the future, we may suffer a disruption to our business. Furthermore, we may be unable to provide these services or implement substitute arrangements on a timely basis with terms favorable to us.
We rely on many different third parties to provide us with key services. For example, we rely on a third party to operate our central distribution facility in Columbus, Ohio and to provide certain inbound and outbound transportation and delivery services, distribution services, and customs services. We also rely on another third party to provide us with logistics and other services related to our e-commerce operations and another third party to provide telephone and online support to our customers. In connection with our sourcing activities, we rely on approximately 109 buying agents and vendors to help us source products from approximately 348 manufacturing facilities, and in connection with our marketing activities, we rely on third parties to administer our customer database, our loyalty program, and our gift cards. We also rely on third-party technology providers to provide us with various technology services and we rely on a third party to administer certain aspects of our payroll. If any of these third parties fails to perform their obligations to us or declines to provide services to us in the future, we may suffer a disruption to our business, increased costs, harm to our brand, and loss of customers. Furthermore, we may be unable to provide these services or implement substitute arrangements on a timely and cost-effective basis on terms favorable to us.

Strategic Risk Factors
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
We often place orders for the manufacture and purchase of merchandise, including fabric, well ahead of the season in which that merchandise will be sold. Therefore, we are vulnerable to changes in consumer preference and demand between the time we design and order our merchandise and the season in which this merchandise will be sold. There can be no assurance that we will be able to adequately and timely respond to the preferences of our customers. The failure of any of our product offerings to appeal to our customers could have a material adverse effect on our business, results of operations, and financial condition.
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
Our ability to maintain our reputation and meet the expectations of our customers is critical to our brand image. Our reputation could be jeopardized if we fail to maintain high standards for merchandise quality and customer experience, fail to maintain high ethical, social, and environmental standards for all of our operations and activities, or we fail to appropriately respond to concerns associated with any of the foregoing or any other concerns from our customers. Failure to comply with local laws and regulations, to maintain an effective system of internal controls, or to provide accurate and timely financial statement information could also hurt our reputation. We also rely on franchisees to help us maintain our brand image and any failure to do so could have a negative impact on us. Damage to our reputation or loss of consumer confidence for any of these reasons may reduce demand for our products and have a material adverse effect on our business, financial condition, and results of operations, as well as require additional resources to rebuild our reputation.
Consumer behavior is rapidly changing, and if we are unable to successfully adapt to consumer shopping preferences and develop and maintain a relevant and reliable omni-channel experience for our customers, our financial performance and brand image could be adversely affected.
Our business continues to evolve from a largely brick-and-mortar retail business to an omni-channel retail business. While historically we interacted with our customers largely through our in-store experience, the traditional mall retail landscape is changing and increasingly we interact with our customers across a variety of different channels, including in-store, online at www.express.com, through mobile technologies, including the Express mobile app, and social media. Our customers are increasingly using tablets and mobile phones to make purchases online and to help them in making purchasing decisions when in our stores. Our customers also engage with us online by providing feedback and public commentary about all aspects of our business. Consumer shopping patterns are rapidly changing and our success depends on our ability to anticipate and implement innovations in customer experience and logistics in order to appeal to customers who increasingly rely on multiple channels to meet their shopping needs.  If for any reason we are unable to implement our omni-channel initiatives, provide a convenient and consistent experience for our customers across all channels, or provide our customers the products they want, when and where they want them at a compelling value proposition, then our financial performance and brand image could be adversely affected.
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
The success of our strategic objectives to (1) improve profitability through a balanced approach to growth, including increasing the productivity of our existing stores, optimizing our retail store footprint and opening new outlet stores, growing our e-commerce business, and cost savings initiatives; (2) increase brand awareness and elevate our customer experience; (3) transform and leverage our information technology systems; and (4) invest in the growth and development of our associates, is dependent on a number of factors. Our inability to achieve our strategic objectives could negatively impact the value of our business.

Our growth strategy is dependent on our ability to improve the productivity of our existing stores, optimize the retail store footprint, open new outlet stores, grow our e-commerce business, reduce expenses, increase brand awareness and elevate our customer experience, leverage our information technology systems, and invest in the growth and development of our associates. Our ability to achieve our strategic objectives is dependent on a number of factors. For example, our ability to improve the productivity of our existing stores depends on levels of mall traffic which we expect will remain challenging, competition, our ability to offer desirable merchandise at a compelling value proposition, manage store expenses, and provide an exceptional brand and customer experience.

Our ability to optimize our retail store footprint is limited by the terms of our existing leases. With respect to our desire to open new outlet stores, we are reliant upon our ability to obtain desirable store locations, negotiate acceptable leases, open stores on budget and in a timely manner, the continued popularity of outlet centers, and successfully hiring and training store managers and sales associates. We historically have received landlord allowances related to store build outs which offset certain capital expenditures we must make to open a new store. If landlord allowances cease to be available to us in the future or are decreased, opening new stores would require more capital outlay, which could adversely affect our ability to open new stores. Furthermore, to the extent we open new outlet stores in markets where we have existing stores, our existing stores in those markets may experience reduced net sales.

Given the pace of change in retail, growing our e-commerce business, increasing brand awareness, and providing an exceptional customer experience, leveraging our systems, and investing in our associates may require significant financial investments that may not provide a return in the near term or at all. Furthermore, our efforts to reduce expenses may have an adverse impact on our ability to achieve our strategic objectives by limiting the funding necessary to achieve such objectives or may impact product quality as we seek to reduce costs in our supply chain.

Executing our growth initiatives and achieving our objectives is dependent upon our ability to successfully execute against such initiatives and objectives. There can be no guarantee that these initiatives or objectives will result in improved operating results or an increase in the value of the business.

Information Technology Risk Factors
We rely significantly on information systems and any failure, inadequacy, interruption, or security failure of those systems could harm our ability to effectively operate our business, cause a decrease in our net sales, increase our expenses, and harm our reputation.
Our ability to effectively manage and maintain our inventory, ship products to our stores and our customers on a timely basis, communicate with our customers, conduct customer transactions, and otherwise operate our business depends significantly on our information systems. The failure of our information systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could adversely impact our merchandise distribution, transaction processing, financial accounting and reporting, the efficiency of our operations, and our ability to properly forecast earnings and cash requirements. We could be required to make significant additional expenditures to remediate any such failure, problem, or breach, and may be subject to legal claims as a result of such failure. To effectively carry out our growth initiatives, we will need to continue to improve and expand our operational and financial systems, transaction processing, internal controls, and business processes. Delays or issues during such implementations may have a material adverse effect on us.
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
Financial Risk Factors
We have, and will continue to have, significant lease obligations. We are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs and the need to generate significant cash flow to meet our lease obligations.
We have, and will continue to have, significant lease obligations. We lease all of our store locations, our corporate offices, and our central distribution facility. We typically occupy our stores under operating leases with initial terms of ten years, with options to renew for additional multi-year periods thereafter. In the future, we may not be able to negotiate favorable lease terms for the most desired store locations. Our inability to do so may cause our occupancy costs to be higher in future years or may force us to close stores in desirable locations.
Some of our leases have early cancellation clauses, which permit the lease to be terminated by us or the landlord if certain sales levels are not met in specific periods or if the center does not meet specified occupancy standards. In addition to future minimum lease payments, some of our store leases provide for additional rental payments based on a percentage of net sales, or “percentage rent,” if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges, real property insurance, energy costs, and real estate taxes. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions. As we expand our store base, our lease expense and our cash outlays for rent under the lease terms will increase.
We depend on cash flow from operations to pay our lease expenses. If our business does not generate sufficient cash flow from operating activities to fund these expenses, due to continued decreases in mall traffic, the highly competitive and promotional retail environment, or other factors, we may not be able to service our lease expenses, which could materially harm our business. Furthermore, the significant cash flow required to satisfy our obligations under the leases increases our vulnerability to adverse changes in general economic, industry, and competitive conditions, and could limit our ability to fund working capital, incur indebtedness, and make capital expenditures or other investments in our business.
If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Moreover, even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under that lease. As of January 28, 2017, our minimum annual rental obligations under long-term lease arrangements for 2017 and 2018 were $233.9 million and $200.8 million, respectively. Our inability to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close could materially adversely affect us.
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
A failure by us to comply with the covenants or to maintain the required financial ratios contained in the Revolving Credit Facility could result in an event of default under such indebtedness, which could adversely affect our ability to respond to changes in our business and manage our operations. Upon the occurrence of an event of default, the lenders under our Revolving Credit Facility could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the agreement and there can be no assurance that our assets would be sufficient to repay any indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern. See Note 8 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further information relating to our indebtedness.

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
Regulatory and Legal Risk Factors
There are claims made against us from time to time that can result in litigation or regulatory proceedings which could distract management from our business activities and result in significant liability.
We face the risk of litigation and other claims against us. Litigation and other claims arise in the ordinary course of our business and include commercial disputes, employment related claims, including wage and hour claims, intellectual property disputes, such as trademark, copyright, and patent infringement disputes, consumer protection and privacy matters, product-related allegations, and premises liability claims. See Note 13 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
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
Recent changes within the United States government have introduced increased uncertainty with respect to tax policies, tariffs, and government regulations affecting trade between the United States and other countries. We source the majority of our merchandise from manufacturers located outside of the United States, primarily in Asia and South and Central America. Major changes in tax policy or trade relations, such as the disallowance of tax deductions for imported merchandise or the imposition of unilateral tariffs on imported products, or other changes in tax law could have a material adverse effect on our business, results of operations and liquidity.

If we fail to establish and maintain adequate internal controls over financial reporting, we may not be able to report our financial results in a timely and reliable manner, which could harm our business and impact the value of our securities.
We depend on our ability to produce accurate and timely financial statements in order to run our business. If we fail to do so, our business could be negatively affected and our independent registered public accounting firm may be unable to attest to the fair presentation of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K in accordance with U.S. generally accepted accounting principles (“GAAP”) and the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. If we cannot provide reliable financial reports and effectively prevent fraud, our reputation and operating results could be harmed. Even effective internal controls have inherent limitations including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting in future periods are subject to the risk that the control may become inadequate because of changes in conditions or a deterioration in the degree of compliance with the policies or procedures.
If we fail to maintain adequate internal controls, including any failure to implement new or improved controls, or if we experience difficulties in their execution, we could fail to meet our reporting obligations, and there could be a material adverse effect on our business and financial results. In the event that our current control practices deteriorate, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our stock may be adversely affected.

Stock Ownership Risk Factors
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
Our certificate of incorporation and bylaws contain provisions that may make the acquisition of the Company or a change in our management or Board of Directors more difficult without the approval of our Board of Directors. These provisions do the following:

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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
Home Office, Distribution Center, and Design Studio
The lease for our corporate headquarters in Columbus, Ohio is scheduled to terminate in April 2021. The lease for our design offices in New York City expires in July 2026.
The lease for our distribution facility in Columbus, Ohio is scheduled to terminate in April 2021, but may be terminated by either party upon 36 months prior notice provided that the lease term may not end between the months of October and February.
Stores
All of our 656 stores are leased from third parties. See "Item 1. Business - Store Locations" for further information on the locations of our stores.
We may from time to time lease new facilities or vacate existing facilities as our operations require, including in connection with opening new stores.

ITEM 3. LEGAL PROCEEDINGS.
Information relating to legal proceedings is set forth in Note 13 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K and is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock trades on the NYSE under the symbol "EXPR". As of February 28, 2017, there were approximately 12 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name,” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.
The table below sets forth the high and low sales prices per share of our common stock reported on the NYSE for 2016 and 2015.

	2016		2015
	High	Low	High	Low
Fourth quarter	$14.39	$10.03	$19.91	$15.61
Third quarter	$16.38	$11.28	$20.72	$16.23
Second quarter	$18.26	$13.25	$19.17	$16.22
First quarter	$21.57	$15.53	$17.75	$12.66
Dividends
We did not pay any dividends in 2016 or 2015. Our ability to pay dividends is restricted by the terms of our Revolving Credit Facility. Any future determination to pay dividends will be made at the discretion of our Board of Directors and will depend on our results of operations, restrictions contained in our Revolving Credit Facility or future financing arrangements, and other factors as deemed relevant. For more information about the restrictions in our Revolving Credit Facility, see Note 8 to our Consolidated Financial Statements included in elsewhere in this Annual Report on 10-K.
Share Repurchases
The following table provides information regarding the purchase of shares of our common stock made by or on behalf of us or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange Act of 1934, during each month of the quarterly period ended January 28, 2017:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (2)
	(in thousands, except per share amounts)
October 30, 2016 - November 26, 2016	1	$13.83	—	$20,000
November 27, 2016 - December 31, 2016	1	$11.67	—	$0
January 1, 2017 - January 28, 2017	7	$10.76	—	$0
Total	9		—
(1) Includes shares of restricted stock purchased in connection with employee tax withholding obligations under the Express, Inc. 2010 Incentive Compensation Plan (as amended, the "2010 Plan").
(2) On December 9, 2015, the Board of Directors authorized us to repurchase up to $100 million of our outstanding common stock (the "2015 Repurchase Program"). We repurchased 4.9 million shares for an aggregate amount of $80.0 million, excluding commissions, under the 2015 Repurchase Program. The 2015 Repurchase Program expired on December 9, 2016. As of January 28, 2017, we do not have any plans, nor are we authorized to, repurchase additional shares of our outstanding common stock.

Performance Graph
The following graph compares the changes in the cumulative total return to holders of our common stock with that of the S&P 500 Index and the Dow Jones U.S. Apparel Retailers Index for the same period. The comparison of the cumulative total returns for each investment assumes that $100 was invested in our common stock and the respective indexes on January 28, 2012, and includes reinvestment of all dividends. The plotted points are based on the closing price on the last trading day of each fiscal year.
COMPARISON OF THE
CUMULATIVE TOTAL RETURN
among Express, Inc., S&P 500 Index,
and Dow Jones U.S. Apparel Retailers Index

	1/28/12	2/3/13	2/1/14	1/31/15	1/30/16	1/28/17
Express, Inc.	$100.00	$84.59	$79.20	$59.81	$77.55	$46.36
S&P 500 Index	$100.00	$114.95	$135.42	$151.56	$147.40	$174.32
Dow Jones U.S. Apparel Retailers Index	$100.00	$123.42	$138.38	$165.08	$160.36	$153.12
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

ITEM 6. SELECTED FINANCIAL DATA.
SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OPERATING DATA
The following tables set forth our key financial measures and our selected historical consolidated financial and operating data as of the dates and for the periods indicated. The selected historical consolidated financial and operating data as of January 28, 2017 and January 30, 2016 and for the years ended January 28, 2017, January 30, 2016, and January 31, 2015 are derived from our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of January 31, 2015, February 1, 2014, and February 2, 2013, and the selected operating data for the periods ended February 1, 2014 and February 2, 2013 are derived from our audited Consolidated Financial Statements, which are not included elsewhere in this Annual Report on Form 10-K.
The following selected historical consolidated data presented should be read in conjunction with the sections entitled “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and the related Notes and other financial data included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
	2016	2015	2014	2013	2012*
	(dollars in thousands, excluding net sales per gross square foot and per share data)
Statement of Operations Data:
Net sales	$2,192,547	$2,350,129	$2,165,481	$2,219,125	$2,157,227
Cost of goods sold, buying and occupancy costs	$1,529,343	$1,554,852	$1,504,527	$1,501,418	$1,414,588
Gross profit	$663,204	$795,277	$660,954	$717,707	$742,639
Selling, general, and administrative expenses	$559,541	$587,747	$524,041	$504,277	$491,599
Operating income	$103,601	$207,238	$136,597	$214,259	$251,563
Net income	$57,417	$116,513	$68,325	$116,539	$139,267
Dividends declared per share	$—	$—	$—	$—	$—
Earnings per share:
Basic	$0.73	$1.39	$0.81	$1.38	$1.60
Diluted	$0.73	$1.38	$0.81	$1.37	$1.60
Weighted Average Diluted Shares Outstanding	79,049	84,591	84,554	85,068	87,206
Other Financial and Operating Data:
Comparable sales (1)	(9)%	6%	(5)%	3%	—%
Comparable sales (excluding e-commerce sales) (1)	(12)%	4%	(7)%	(1)%	(3)%
Net sales per gross square foot (2)	$310	$343	$320	$338	$349
Total gross square feet (in thousands) (average)	5,604	5,573	5,529	5,439	5,307
Number of stores (at year end)	656	653	641	632	625
Capital expenditures	98,712	$115,343	$115,088	$105,368	$99,674
Balance Sheet Data (at period end):
Cash and cash equivalents	$207,373	$186,903	$346,159	$311,884	$256,297
Working capital (excluding cash and cash equivalents )(3)	24,363	19,113	20,618	(27,630)	(53,211)
Total assets	1,185,189	1,178,644	1,278,150	1,182,670	1,019,199
Total debt	—	—	199,527	199,170	198,843
Total stockholders' equity	$635,687	$617,953	$556,339	$474,569	$371,162

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

(2)
Net sales per gross square foot is calculated by dividing net sales for the applicable period by the average gross square footage during such period. For the purpose of calculating net sales per gross square foot, e-commerce sales and certain other revenues are excluded from net sales.

(3)	Working capital is defined as current assets, less cash and cash equivalents, less current liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section entitled “Risk Factors.” All references herein to "2016," "2015," and "2014" refer to the 52-week periods ended January 28, 2017, January 30, 2016, and January 31, 2015, respectively.
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

2016 vs. 2015
•
Net sales decreased 7% to $2.2 billion
•
Comparable sales decreased 9%
•
Comparable sales (excluding e-commerce sales) decreased 12%
•
E-commerce sales increased 5% to $413.4 million
•
Net sales per average gross square foot decreased by $33 to $310
•
Operating income decreased 50% to $103.6 million
•
Net income decreased 51% to $57.4 million
•
Diluted earnings per share decreased 47% to $0.73

The following charts show the three year trend of key performance metrics:

Update On Our Key Initiatives

Store Performance	Real Estate Activity
In 2016, comparable sales (excluding e-commerce sales) decreased 12% and net sales per average gross square foot decreased 10% to $310. The decrease was primarily driven by the following:
•
Decreased traffic at our stores due in part to challenging mall traffic trends and a strategic shift in our marketing spend that resulted in a reduction of direct mail and other marketing communications to certain customer segments;
•
Increased promotional activity; and
•
A lack of fashion clarity in our product assortment, which offered too many choices.

As of January 28, 2017, we operated 656 stores, including 104 factory outlet stores.

2016 Store openings and closures:
•
Opened 23 new factory outlet stores in the U.S., four of which were converted from existing retail locations; and
•
Closed 20 U.S. retail stores, four of which were converted to outlet locations. The remaining 16 stores were permanently closed pursuant to our previously announced plan to close approximately 50 retail stores over a 36 month time period, primarily at lease expiration.

Expectations for 2017:
•
Open 39 factory outlet stores, 20 of which will be converted from existing retail locations; and
•
Close 30 U.S. retail stores, 20 of which will be converted to outlet locations.

E-commerce	Other Initiatives
In 2016, our e-commerce sales increased 5% compared to 2015. In the first half of the year, we experienced decreased sales due primarily to the transition of our e-commerce fulfillment operations to a new third party.

This was more than offset, however, by increased sales in the second half of the year. The increase was primarily driven by:
•
A strong and clear marketing and merchandising message and engagement aimed at our target demographic; and
•
The launch of several key initiatives, including improved site navigation, continued optimization across search and category pages, and mobile enhancements.

E-commerce sales represented 19% of our total net sales in 2016.

•
Systems and Processes. In 2016, we launched several new systems, including a new retail management system, a new enterprise planning system, and a new order management system. Together, we believe these systems will lead to improved efficiencies in our business as we begin to fully leverage their capabilities.

•
Customer Experience and Brand. In 2016, we transitioned our e-commerce fulfillment and call center operations to new third parties, all with the goal of enhancing overall customer experience and giving us the ability to roll-out additional omni-channel capabilities to increase sales and profitability.

•
Cost Savings Initiatives. In 2016, we announced that we believe we have cost savings opportunities of $44 to $54 million we expect to realize through 2019. We realized $9 million of these savings in 2016 and believe we are on track to realize the remaining through 2019.

•
Investing in Associates. We believe that being able to attract and retain talent is critical to our success. In 2016, we rolled out our updated corporate values: collaborative, authentic, and resilient.

•
International. As of January 28, 2017, we were earning revenue from 18 franchise locations in Latin America. In 2016, we made the strategic decision to shift our international focus to growth within the Americas. As a result, we terminated our franchise agreements covering the Middle East and South Africa and closed 15 franchise stores in those areas.

Outlook
We recognize that consumer behavior patterns are rapidly shifting, with reductions in mall traffic and more purchases being made online, and that the retail environment continues to be highly competitive. We are focused on navigating this environment and generating long-term value for our stockholders by improving profitability over time through the following strategic objectives:

Improving Profitability Through A Balanced Approach To Growth. We believe that we can improve profitability over time through a combination of net sales growth and operating margin expansion.  We are focused on accomplishing this through (1) increasing the productivity of our existing stores, (2) optimizing our retail store footprint and opening new outlet stores, (3) growing our e-commerce business, and (4) significant cost savings initiatives across our business.

Increasing Brand Awareness And Elevating Our Customer Experience. We are focused on improving the effectiveness of our marketing spend to increase brand awareness and familiarity, customer traffic in-store and online, and purchase intent.  In 2017, we will continue to focus on improving our customer experience and improving conversion rates through a relaunch of the Express NEXT loyalty program and the launch of ship-from-store and buy online, pick-up in store capabilities.

Transforming And Leveraging Information Technology Systems.  In 2016, we completed several new systems implementations and have now modernized 95% of our portfolio of information technology systems and expect to realize initial benefits from these systems in 2017.  By leveraging these new systems, we expect to be able to increase speed to market, conduct planning and allocation with more precision, and introduce new omni-channel capabilities, all of which we believe will allow us to maximize inventory productivity, reduce markdowns, and improve customer experience over time.

Investing In The Growth And Development Of Our People.  We are committed to ensuring that we continue to attract and retain the talent necessary to achieve our strategic objectives.  In 2017, we will remain focused on cultivating a strong corporate culture, based on corporate values, and providing professional development opportunities, to ensure that Express continues to be a great place to build a career.
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

Comparable sales includes:
•
Sales from stores that were open 12 months or more as of the end of the reporting period, including conversions
•
E-commerce sales

Comparable sales excludes:
•
Sales from stores where the square footage has changed during the year by more than 20% due to remodel or relocation activity
•
Sales from stores in a phased remodel where a portion of the store is under construction and therefore not productive selling space
Our business and our comparable sales are subject, at certain times, to calendar shifts, which may occur during key selling periods close to holidays such as Easter, Thanksgiving, and Christmas.

Financial Measures	Description	Discussion
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

Fiscal Year Comparisons
Net Sales

	Year Ended
	2016	2015	2014
Net sales (in thousands)	$2,192,547	$2,350,129	$2,165,481
Comparable sales	(9)%	6%	(5)%
Comparable sales (excluding e-commerce sales)	(12)%	4%	(7)%
Gross square footage at end of period (in thousands)	5,662	5,640	5,619
Number of:
Stores open at beginning of period	653	641	632
New retail stores	—	1	9
New outlet stores	23	40	41
Retail stores converted to outlets	(4)	(2)	(22)
Closed stores	(16)	(27)	(19)
Stores open at end of period	656	653	641
Net sales decreased by approximately $157.6 million, or 7%, between 2016 and 2015. Comparable sales decreased 9% in 2016 compared to 2015. The decrease in comparable sales resulted primarily from a decrease in transactions and in-store average dollar sales per transaction. We attribute these decreases to decreased traffic at our stores due in part to decreases in overall mall traffic, increased markdowns due to the promotional retail landscape, and a lack of fashion clarity in our product assortment, which offered too many choices and was overly targeted at the younger customers in our demographic in the first half of the year. This was partially offset by an increase in e-commerce sales which resulted from more targeted marketing as well as improvements to our website functionality and the online shopping experience. Non-comparable sales increased $37.5 million, driven primarily by new outlet store openings, and were partially offset by closed retail stores.

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

Gross Profit
The following table shows cost of goods sold, buying and occupancy costs, gross profit in dollars, and gross margin percentage for the stated periods:

	Year Ended
	2016	2015	2014
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$1,529,343	$1,554,852	$1,504,527
Gross profit	$663,204	$795,277	$660,954
Gross margin percentage	30.2%	33.8%	30.5%
The 360 basis point decrease in gross margin percentage, or gross profit as a percentage of net sales, in 2016 compared to 2015 was comprised of a 210 basis point decrease in merchandise margin and a 150 basis point increase in buying and occupancy costs as a percentage of net sales. The decrease in merchandise margin was driven by increased promotions, including increased markdowns on clearance items in the first half of the year. The increase in buying and occupancy costs as a percentage of sales was primarily the result of the deleveraging effect of the decrease in sales, increased rent expense, and a $5.1 million impairment charge related to leasehold improvements at certain underperforming stores in 2016 versus a $1.8 million impairment charge in 2015. Assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The reviews are conducted at the store level, the lowest identifiable level of cash flow. Factors used to assess stores for impairment include, but are not limited to, plans for future operations, brand initiatives, recent operating results, and projected future cash flows. Significant changes in any of these factors could lead to future impairments. These increases were partially offset by a decrease in incentive compensation.
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
Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	Year Ended
	2016	2015	2014
	(in thousands)
Selling, general, and administrative expenses	$559,541	$587,747	$524,041
Selling, general, and administrative expenses, as a percentage of net sales	25.5%	25.0%	24.2%
The $28.2 million decrease in selling, general, and administrative expenses in 2016 compared to 2015 was primarily the result of decreased payroll related expenses of approximately $34.0 million. The reduction in payroll expenses was primarily related to decreases in incentive compensation and performance-based stock compensation resulting from decreased business performance. The decreases were partially offset by $7.8 million in additional depreciation primarily related to new information technology systems and e-commerce technology.
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
Interest Expense, Net
The following table shows interest expense in dollars for the stated periods:

	Year Ended
	2016	2015	2014
	(in thousands)
Interest expense, net	$13,468	$15,882	$23,896
The $2.4 million decrease in interest expense in 2016 compared to 2015 is primarily related to a loss on extinguishment of debt in connection with the redemption of our 8  3/4% Senior Notes due 2018 (the "Senior Notes") in the first quarter of 2015, partially offset by the amortization of the debt discount related to the lease financing obligation associated with the amendment to our Times Square store lease agreement in the first quarter of 2016.
The $8.0 million decrease in interest expense in 2015 compared to 2014 is primarily attributable to the reduction in interest expense following the redemption of our Senior Notes in the first quarter of 2015, partially offset by a $9.7 million loss on extinguishment of debt in connection with such redemption.
Income Tax Expense
The following table shows income tax expense in dollars for the stated periods:

	Year Ended
	2016	2015	2014
	(in thousands)
Income tax expense	$33,200	$74,171	$43,231

The effective tax rate was 36.6% in 2016 compared to 38.9% in 2015. The effective tax rate for 2016 includes a net tax benefit of approximately $2.9 million attributable to certain discrete items that occurred during the third quarter of 2016. We anticipate our effective tax rate will be approximately 39% in 2017 excluding the impact of share-based compensation or other discrete items which might occur.
The effective tax rate for 2015 was 38.9% compared to 38.8% for 2014.
Refer to Note 7 of the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information regarding the tax rate.
Adjusted Net Income
The following table presents adjusted net income and adjusted diluted earnings per share, each a non-GAAP financial measure, for the stated periods which eliminate certain non-core operating costs:

	Year Ended
	2016	2015	2014
	(in thousands, except per share amounts)
Net Income	$57,417	$116,513	$68,325
Adjusted Net Income (Non-GAAP)	$64,343	$122,429	$68,325	*
Diluted Earnings Per Share	$0.73	$1.38	$0.81
Adjusted Diluted Earnings Per Share (Non-GAAP)	$0.81	$1.45	$0.81	*
* No adjustments were made to net income or diluted earnings per share for 2014.
We supplement the reporting of our financial information determined under GAAP with certain non-GAAP financial measures: adjusted net income and adjusted diluted earnings per share. We believe that these non-GAAP measures provide additional useful information to assist stockholders in understanding our financial results and assessing our prospects for future performance. Management believes adjusted net income and adjusted diluted earnings per share are important indicators of our business performance because they exclude items that may not be indicative of, or are unrelated to, our underlying operating results, and provide a better baseline for analyzing trends in our business. In addition, adjusted diluted earnings per share is used as a performance measure in our executive compensation program for purposes of determining the number of equity awards that are ultimately earned by executives. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported net income and reported diluted earnings per share. These non-GAAP financial measures reflect an additional way of viewing our operations that, when viewed with our GAAP results and the below reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of our business. We strongly encourage investors and stockholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.
The table below reconciles the non-GAAP financial measures, adjusted net income and adjusted diluted earnings per share, with the most directly comparable GAAP financial measures, net income and diluted earnings per share. No adjustments were made to net income or diluted earnings per share for 2014, and therefore no tabular reconciliation has been included for 2014.

	2016
(in thousands, except per share amounts)	Net Income	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$57,417	$0.73	79,049
Interest Expense (a)	11,354	0.14
Income Tax Benefit (b)	(4,428)	(0.06)
Adjusted Non-GAAP Measure	$64,343	$0.81

(a)
Represents non-core items related to the amendment of the Times Square Flagship store lease discussed in Note 5 of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(b)	Items were tax affected at our statutory rate of approximately 39% for 2016.

	2015
(in thousands, except per share amounts)	Net Income	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$116,513	$1.38	84,591
Interest Expense (a)	9,657	0.11
Income Tax Benefit (b)	(3,741)	(0.04)
Adjusted Non-GAAP Measure	$122,429	$1.45

(a)
Includes the redemption premium paid, the write-off of unamortized debt issuance costs, and the write-off of the unamortized debt discount related to the redemption of all $200.9 million of our Senior Notes.

(b)	Items were tax affected at our statutory rate of approximately 39% for 2015.
Liquidity and Capital Resources
A summary of cash provided by or used in operating, investing, and financing activities are shown in the following table:

	Year Ended
	2016	2015	2014
	(in thousands)
Provided by operating activities	$186,708	$229,603	$156,570
Used in investing activities	(108,866)	(115,378)	(116,098)
Used in financing activities	(58,271)	(271,997)	(4,938)
Increase (decrease) in cash and cash equivalents	20,470	(159,256)	34,275
Cash and cash equivalents at end of period	$207,373	$186,903	$346,159
Our business relies on cash flows from operations as our primary source of liquidity, with the majority of those cash flows being generated in the fourth quarter of the year. Our primary operating cash needs are for merchandise inventories, payroll, store rent, and marketing. Net cash provided by operating activities was $186.7 million in 2016 compared to $229.6 million in 2015. The decrease in operating cash flows in 2016 was primarily the result of the decreased performance of the business and the resulting decline in net income as well as the payments in the first quarter of 2016 of bonuses accrued in 2015. This was partially offset by a decrease in our inventory balance compared to the prior year due in part to better inventory management and declining sales.
In addition to cash flow from operations, we have access to additional liquidity, if needed, through borrowings under our Revolving Credit Facility. As of January 28, 2017, we had $221.8 million available for borrowing under our Revolving Credit Facility. Refer to Note 8 of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information on our Revolving Credit Facility.
We also use cash for investing activities. Our capital expenditures consist primarily of new and remodeled store construction and fixtures and information technology projects. We had capital expenditures of approximately $98.7 million in 2016, $115.3 million in 2015, and $115.1 million in 2014. The decrease in 2016 was primarily driven by reduced capital expenditures due to fewer store openings in 2016, as well as a reduction in information technology capital expenditures due to the completion of system upgrades in 2016. In the second quarter of 2016, we also made a $10.1 million investment in Homage, LLC, a Columbus-based private apparel company, that is in the early stages of development.
In addition, we use cash for financing transactions. We repurchased $51.5 million of our common stock, including commissions, in 2016 and $68.6 million of our common stock, including commissions, in 2015, under share repurchase programs. In 2015, we also redeemed all $200.9 million of our Senior Notes for an aggregate amount equal to $205.3 million, including the applicable redemption premium.

Our liquidity position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within three to five days of the related sale, and have up to 75 days to pay certain merchandise vendors and 45 days to pay the majority of our non-merchandise vendors.
Forward-Looking Liquidity Discussion
In 2017, we plan to open approximately 39 factory outlet stores, 20 of which will be converted from existing retail locations. We expect capital expenditures for 2017 to be approximately $62 to $67 million, primarily driven by continued investment in information technology, remodels of existing high-performing stores, and new factory outlet store openings. These capital expenditures do not include the impact of landlord allowances, which are expected to be approximately $9 million for 2017.
We believe that cash generated from operations and the availability of borrowings under our Revolving Credit Facility will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business. As of January 28, 2017, our contractual future cash obligations are set forth in the following table.

	Payments Due by Period
Contractual Obligations:	Total	<1 Year	1-3 Years	3-5 Years	Thereafter
	(in thousands)
Operating Leases(1)	1,457,191	233,942	385,768	329,250	508,231
Purchase Obligations(2)	360,164	360,164	—	—	—
Other Long-Term Obligations(3)	31,736	12,795	18,250	691	—
Total	$1,849,091	$606,901	$404,018	$329,941	$508,231

(1)
We enter into operating leases in the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The future operating lease obligations would change if we were to exercise these options, or if we were to enter into additional new operating leases. These amounts also include all contractual lease commitments related to our flagship locations, which we are considered the owner of for accounting purposes. Common area maintenance, real estate tax, and other customary charges included in our operating lease agreements are not included above. Estimated annual expense for such charges is approximately $126 million.

(2)	Purchase obligations are made up of merchandise purchase orders and unreserved fabric commitments.

(3)	Other long-term obligations consist of employment related agreements and obligations under other long-term agreements.

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
Management evaluated the development and selection of its critical accounting policies and estimates and believes that the following policies involve a higher degree of judgment or complexity and are most significant to reporting our results of operations and financial position and are, therefore, discussed as critical. The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. More information on all of our significant accounting policies can be found in Note 2 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

A 100 basis point change in our gift card breakage rate as of January 28, 2017 would not have had a material impact on pre-tax income.

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

A 100 basis point change in the rate of returns as of January 28, 2017 would not have had a material impact on pre-tax income.

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

A 10% increase or decrease in the lower of cost or market adjustment would not have had a material impact on the inventory balance or pre-tax income as of and for the year ended January 28, 2017.

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
	Our consideration of indefinite lived intangible assets for impairment requires judgments surrounding future operating performance, economic conditions, and business plans, among other factors.	There are inherent uncertainties related to our assessment and, if actual results are not consistent with our estimates or assumptions, we may be exposed to impairment losses that could be material.
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
Claims and Contingencies
We are subject to various claims and contingencies related to legal, regulatory, and other matters arising out of the normal course of business. Our determination of the treatment of claims and contingencies in our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K is based on management's view of the expected outcome of the applicable claim or contingency. Management may also use outside legal advice on matters related to litigation to assist in the estimating process.

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

Our liability for claims and contingencies contains uncertainties because the eventual outcome will result from future events. Additionally, the determination of current accruals requires estimates and judgments related to known and unknown facts and circumstances, differing interpretations of the law, assessments of the amount of damages, and the effectiveness of strategies and other factors beyond our control.

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
Our deferred tax asset and liability balances contain uncertainty because changes in tax laws, rates, or future taxable income may differ from estimates and judgments made by management.
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

Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements and their estimated effect on the Company’s consolidated financial statements are described in Note 1 of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our Revolving Credit Facility bears interest at variable rates. See Note 8 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further information on the calculation of the rates. We did not borrow any amounts under our Revolving Credit Facility during 2016. Changes in interest rates are not expected to have a material impact on our future earnings or cash flows given our limited exposure to such changes.
Foreign Currency Exchange Risk
All of our merchandise purchases are denominated in U.S. dollars, therefore we are not exposed to foreign currency exchange risk on these purchases. However, we currently operate 17 stores in Canada, with the functional currency of our Canadian operations being the Canadian dollar. Our Canadian operations have intercompany accounts with our U.S. subsidiaries that eliminate upon consolidation, but the transactions resulting in such accounts do expose us to foreign currency exchange risk. Currently, we do not utilize hedging instruments to mitigate foreign currency exchange risks. As of January 28, 2017, a hypothetical 10% change in the Canadian foreign exchange rate would not have had a material impact on our results of operations.
Impact of Inflation
Inflationary factors such as increases in the cost of our products and operations may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross profit and selling, general, and administrative expenses as a percentage of net sales if the selling prices of our products do not rise with these increased costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Express, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of Express, Inc. and its subsidiaries at January 28, 2017 and January 30, 2016, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
March 24, 2017

EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts)

	January 28, 2017	January 30, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$207,373	$186,903
Receivables, net	15,787	22,130
Inventories	241,424	255,350
Prepaid minimum rent	31,626	30,694
Other	17,923	18,342
Total current assets	514,133	513,419

PROPERTY AND EQUIPMENT	1,029,176	948,608
Less: accumulated depreciation	(577,890)	(504,211)
Property and equipment, net	451,286	444,397

TRADENAME/DOMAIN NAMES/TRADEMARKS	197,618	197,597
DEFERRED TAX ASSETS	7,926	21,227
OTHER ASSETS	14,226	2,004
Total assets	$1,185,189	$1,178,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$172,668	$149,884
Deferred revenue	29,428	30,895
Accrued expenses	80,301	126,624
Total current liabilities	282,397	307,403

DEFERRED LEASE CREDITS	146,328	139,236
OTHER LONG-TERM LIABILITIES	120,777	114,052
Total liabilities	549,502	560,691

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY:
Common stock – $0.01 par value; 500,000 shares authorized; 92,063 shares and 91,127 shares issued at January 28, 2017 and January 30, 2016, respectively, and 78,422 shares and 80,914 shares outstanding at January 28, 2017 and January 30, 2016, respectively	921	911
Additional paid-in capital	185,097	169,515
Accumulated other comprehensive loss	(3,803)	(4,665)
Retained earnings	690,715	633,298
Treasury stock – at average cost; 13,641 shares and 10,213 shares at January 28, 2017 and January 30, 2016, respectively	(237,243)	(181,106)
Total stockholders’ equity	635,687	617,953
Total liabilities and stockholders’ equity	$1,185,189	$1,178,644
See notes to consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts)

	2016	2015	2014
NET SALES	$2,192,547	$2,350,129	$2,165,481
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	1,529,343	1,554,852	1,504,527
Gross profit	663,204	795,277	660,954
OPERATING EXPENSES:
Selling, general, and administrative expenses	559,541	587,747	524,041
Other operating expense, net	62	292	316
Total operating expenses	559,603	588,039	524,357

OPERATING INCOME	103,601	207,238	136,597

INTEREST EXPENSE, NET	13,468	15,882	23,896
OTHER (INCOME) EXPENSE, NET	(484)	672	1,145
INCOME BEFORE INCOME TAXES	90,617	190,684	111,556
INCOME TAX EXPENSE	33,200	74,171	43,231
NET INCOME	$57,417	$116,513	$68,325

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain (loss)	862	(1,608)	(2,329)
COMPREHENSIVE INCOME	$58,279	$114,905	$65,996

EARNINGS PER SHARE:
Basic	$0.73	$1.39	$0.81
Diluted	$0.73	$1.38	$0.81

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	78,669	83,980	84,144
Diluted	79,049	84,591	84,554
See notes to consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in Thousands)

	Common Stock					Treasury Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	At Average Cost	Total
BALANCE, February 1, 2014	83,966	$899	$130,511	$448,460	$(728)	5,893	$(104,573)	$474,569
Net income	—	—	—	68,325	—	—	—	68,325
Issuance of common stock	541	5	(5)	—	—	—	—	—
Share-based compensation	—	—	19,283	—	—	—	—	19,283
Repurchase of common stock	(209)	—	—	—	—	209	(3,509)	(3,509)
Foreign currency translation	—	—	—	—	(2,329)	—	—	(2,329)
BALANCE, January 31, 2015	84,298	$904	$149,789	$516,785	$(3,057)	6,102	$(108,082)	$556,339
Net income	—	—	—	116,513	—	—	—	116,513
Issuance of common stock	727	7	1,269	—	—	—	—	1,276
Share-based compensation	—	—	18,457	—	—	—	—	18,457
Repurchase of common stock	(4,111)	—	—	—	—	4,111	(73,024)	(73,024)
Foreign currency translation	—	—	—	—	(1,608)	—	—	(1,608)
BALANCE, January 30, 2016	80,914	$911	$169,515	$633,298	$(4,665)	10,213	$(181,106)	$617,953
Net income	—	—	—	57,417	—	—	—	57,417
Issuance of common stock	936	10	2,724	—	—	—	—	2,734
Share-based compensation	—	—	12,858	—	—	—	—	12,858
Repurchase of common stock	(3,428)	—	—	—	—	3,428	(56,137)	(56,137)
Foreign currency translation	—	—	—	—	862	—	—	862
BALANCE, January 28, 2017	78,422	$921	$185,097	$690,715	$(3,803)	13,641	$(237,243)	$635,687
See notes to consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,417	$116,513	$68,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,144	74,904	76,437
Loss on disposal of property and equipment	942	1,561	1,530
Impairment charge	5,108	2,657	10,527
Amortization of lease financing obligation discount	11,354	—	—
Excess tax benefit from share-based compensation	—	(347)	(49)
Share-based compensation	12,858	18,438	19,326
Non-cash loss on extinguishment of debt	—	5,314	—
Deferred taxes	20,065	(10,700)	6,291
Landlord allowance amortization	(11,280)	(12,730)	(11,369)
Payment of original issue discount	—	(2,812)	—
Changes in operating assets and liabilities:
Receivables, net	6,371	1,097	(5,724)
Inventories	14,144	(14,625)	(28,989)
Accounts payable, deferred revenue, and accrued expenses	(15,857)	17,705	(886)
Other assets and liabilities	3,442	32,628	21,151
Net cash provided by operating activities	186,708	229,603	156,570

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(98,712)	(115,343)	(115,088)
Purchase of intangible assets	(21)	(35)	(1,010)
Investment in equity interests	(10,133)	—	—
Net cash used in investing activities	(108,866)	(115,378)	(116,098)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	—	(198,038)	—
Costs incurred in connection with debt arrangements	—	(1,006)	—
Payments on lease financing obligations	(1,595)	(1,552)	(1,478)
Repayments of financing arrangements	(3,274)	—	—
Excess tax benefit from share-based compensation	—	347	49
Proceeds from exercise of stock options	2,735	1,276	—
Repurchase of common stock under share repurchase programs (see Note 9)	(51,538)	(68,574)	—
Repurchase of common stock for tax withholding obligations	(4,599)	(4,450)	(3,509)
Net cash used in financing activities	(58,271)	(271,997)	(4,938)

EFFECT OF EXCHANGE RATE ON CASH	899	(1,484)	(1,259)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,470	(159,256)	34,275
CASH AND CASH EQUIVALENTS, Beginning of period	186,903	346,159	311,884
CASH AND CASH EQUIVALENTS, End of period	$207,373	$186,903	$346,159

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$8,787	$17,574
Cash paid to taxing authorities	$40,413	$71,686	$43,171
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
1. Description of Business and Basis of Presentation
Business Description
Express, Inc., together with its subsidiaries ("Express" or the "Company"), is a specialty apparel and accessories retailer of women's and men's merchandise, targeting the 20 to 30 year old customer. Express merchandise is sold through retail and factory outlet stores and the Company's e-commerce website, www.express.com, as well as its mobile app. As of January 28, 2017, Express operated 552 primarily mall-based retail stores in the United States, Canada, and Puerto Rico as well as 104 factory outlet stores. Additionally, the Company earned revenue from 18 franchise stores in Latin America. These franchise stores are operated by franchisees pursuant to franchise agreements. Under the franchise agreements, the franchisees operate stand-alone Express stores that sell Express-branded apparel and accessories purchased directly from the Company. During 2016, the Company closed 15 franchise stores in the Middle East and South Africa based on a strategic decision to exit its franchise agreements in these locations.
Fiscal Year
The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. References herein to "2016," "2015," and "2014" represent the 52-week periods ended January 28, 2017, January 30, 2016, and January 31, 2015, respectively.
Basis of Presentation
Express, Inc., a holding company, owns all of the outstanding equity interests in Express Topco LLC, a holding company, which owns all of the outstanding equity interests in Express Holding, LLC ("Express Holding"). Express Holding owns all of the outstanding equity interests in Express, LLC. Express, LLC, together with its subsidiaries, including Express Fashion Operations, LLC, conducts the operations of the Company. Express, LLC was a division of L Brands, Inc. until it was acquired by an affiliate of Golden Gate Private Equity, Inc. in 2007.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)," and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 to annual and interim reporting periods beginning after December 15, 2017 with early application permitted for annual and interim reporting periods beginning after December 15, 2016. The Company continues to evaluate the impact that adopting this standard will have on its consolidated financial statements, but currently expects that the adoption will primarily impact the accounting for points earned under the Company's loyalty program and the timing of revenue recognition for e-commerce sales. Neither of these changes is expected to have a material effect on the Company's financial position.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU 2016-02 requires entities to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. Under ASU 2016-02, a lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on its balance sheet. The new standard is effective for annual and interim periods beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method with early adoption permitted. The Company continues to evaluate the impact that adopting ASU 2016-02 will have on its consolidated financial statements, but the most significant impact will be to increase assets and liabilities on the consolidated balance sheet by the present value of the Company's leasing obligations, which are primarily related to store leases.
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
2. Summary of Significant Accounting Policies
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expense during the reporting period, as well as the related disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements. Actual results may differ from those estimates. The Company revises its estimates and assumptions as new information becomes available.
Cash and Cash Equivalents
Cash and cash equivalents include investments in money market funds, payments due from banks for third-party credit and debit card transactions for up to five days of sales, cash on hand, and deposits with financial institutions. As of January 28, 2017 and January 30, 2016, amounts due from banks for credit and debit card transactions totaled approximately $10.2 million and $13.4 million, respectively.
Outstanding checks not yet presented for payment amounted to $49.8 million and $17.0 million as of January 28, 2017 and January 30, 2016, respectively, and are included in accounts payable on the Consolidated Balance Sheets.
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
Financial Assets
The following table presents the Company's financial assets measured at fair value on a recurring basis as of January 28, 2017 and January 30, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall.

	January 28, 2017
	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$177,551	$—	$—

	January 30, 2016
	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$152,069	$—	$—

Non-Financial Assets
The Company's non-financial assets, which include fixtures, equipment, improvements, and intangible assets, are not required to be measured at fair value on a recurring basis. However, the Company tests for impairment if certain triggering events occur indicating the carrying value of these assets may not be recoverable or annually in the case of indefinite lived intangibles. See additional discussion under the heading "Property and Equipment, Net" in this note below.
The carrying amounts reflected on the Consolidated Balance Sheets for cash, cash equivalents, receivables, prepaid expenses, and payables as of January 28, 2017 and January 30, 2016 approximated their fair values.
Receivables, Net
Receivables, net consist primarily of construction allowances, receivables from our franchisees and third-party resellers of our gift cards, and other miscellaneous receivables. Outstanding receivables are continuously reviewed for collectability. The Company's allowance for doubtful accounts was not significant as of January 28, 2017 or January 30, 2016.
Inventories
Inventories are principally valued at the lower of cost or market on a weighted-average cost basis. The Company writes down inventory, the impact of which is reflected in cost of goods sold, buying and occupancy costs in the Consolidated Statements of Income and Comprehensive Income, if the cost of specific inventory items on hand exceeds the amount the Company expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management's judgment regarding future demand and market conditions and analysis of historical experience. The lower of cost or market adjustment to inventory as of January 28, 2017 and January 30, 2016 was $12.4 million and $9.9 million, respectively.
The Company also records an inventory shrink reserve for estimated merchandise inventory losses between the last physical inventory count and the balance sheet date. This estimate is based on management's analysis of historical results.
Advertising
Advertising production costs are expensed at the time the promotion first appears in media, stores, or on the website. Total advertising expense totaled $113.2 million, $110.5 million, and $104.6 million in 2016, 2015, and 2014, respectively. Advertising costs are included in selling, general, and administrative expenses in the Consolidated Statements of Income and Comprehensive Income.
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
Loyalty Program
The Company maintains a customer loyalty program in which customers earn points toward rewards for qualifying purchases and other marketing activities. Upon reaching specified point values, customers are issued a reward, which they may redeem for purchases at the Company's U.S. stores or on its website. Generally, rewards earned must be redeemed within 60 days from the date of issuance. The Company accrues for the anticipated costs related to redemptions of the certificates as points are earned. To calculate this expense, the Company estimates margin rates and makes assumptions related to card holder redemption rates, which are both based on historical experience. This expense is included within cost of goods sold, buying and occupancy costs in the Consolidated Statements of Income and Comprehensive Income. The loyalty liability is included in accrued expenses on the Consolidated Balance Sheets.

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
Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The reviews are conducted at the store level, the lowest identifiable level of cash flow. The impairment test requires the Company to estimate the fair value of the assets and compare this to their carrying value. If the fair value of the assets are less than the carrying value, then an impairment charge is recognized and the non-financial assets are recorded at fair value. The Company estimates the fair value using a discounted cash flow model. Factors used in the evaluation include, but are not limited to, management's plans for future operations, recent operating results, and projected cash flows. In 2016, as a result of decreased performance in certain stores, the Company recognized impairment charges of $5.1 million related to 11 stores. In 2015, the Company recognized impairment charges of $1.8 million related to 4 stores. In 2014, the Company recognized impairment charges of $10.5 million related to 14 stores. Impairment charges are recorded in cost of goods sold, buying, and occupancy costs in the Consolidated Statements of Income and Comprehensive Income.
Intangible Assets
The Company has intangible assets, which consist primarily of the Express and related tradenames and its Internet domain names. Intangible assets with indefinite lives are reviewed for impairment annually in the fourth quarter and may be reviewed more frequently if indicators of impairment are present. The impairment review is performed by assessing quantitative and/or qualitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount. The consideration of indefinite lived intangible assets for impairment requires judgments surrounding future operating performance, economic conditions, and business plans, among other factors.
The Company did not incur any impairment charges on indefinite lived intangible assets in 2016, 2015, or 2014.
Investment in Equity Interests
In the second quarter of 2016, the Company made a $10.1 million investment in Homage, LLC, a privately held retail company based in Columbus, Ohio. The non-controlling investment in the entity is being accounted for under the equity method. The investment is included in other assets on the Consolidated Balance Sheets.
Leases and Landlord Allowances
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
The income tax liability was $3.4 million and $21.2 million as of January 28, 2017 and January 30, 2016, respectively, and is included in accrued expenses on the Consolidated Balance Sheets.
The Company may be subject to periodic audits by the Internal Revenue Service ("IRS") and other taxing authorities. These audits may challenge certain of the Company's tax positions, such as the timing and amount of deductions and allocation of taxable income to various jurisdictions.
Accrued Bonus
The Company pays bonuses to eligible associates based on performance targets being met. The accrued bonus liability was nominal and $20.4 million as of January 28, 2017 and January 30, 2016, respectively and is included in accrued expenses on the Consolidated Balance Sheets.
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
Foreign Currency Translation
The Canadian dollar is the functional currency for the Company's Canadian business. Assets and liabilities denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the exchange rate prevailing at the applicable balance sheet date. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period. Gains or losses resulting from foreign currency transactions are included in other

(income) expense, net whereas related translation adjustments are reported as an element of other comprehensive income, both of which are included in the Consolidated Statements of Income and Comprehensive Income.
Revenue Recognition
The Company recognizes sales at the time the customer takes possession of the merchandise which, for e-commerce transactions, requires an estimate of shipments that have not yet been received by the customer. The estimate of these shipments is based on shipping terms and historical delivery times. Amounts related to shipping and handling revenues billed to customers in an e-commerce sale transaction are recorded in net sales, and the related shipping and handling costs are recorded in cost of goods sold, buying and occupancy costs in the Consolidated Statements of Income and Comprehensive Income. The Company's shipping and handling revenues were $9.9 million, $13.3 million, and $11.3 million in 2016, 2015, and 2014, respectively. Associate discounts on merchandise purchases are classified as a reduction of net sales. Net sales exclude sales tax collected from customers and remitted to governmental authorities.
The Company also sells merchandise to multiple franchisees pursuant to different franchise agreements. Revenues may consist of sales of merchandise and/or royalties. Revenues from merchandise sold to franchisees are recorded at the time title transfers to the franchisees. Royalty revenue is based upon a percentage of the franchisee’s net sales to third parties and is earned when such sales to third parties occur.
The Company provides a reserve for projected merchandise returns based on prior experience. Merchandise returns are often resalable merchandise and are refunded by issuing the same payment tender as the original purchase. Merchandise exchanges of the same product and price, typically due to size or color preferences, are not considered merchandise returns. The sales returns reserve was $10.0 million and $9.9 million as of January 28, 2017 and January 30, 2016, respectively, and is included in accrued expenses on the Consolidated Balance Sheets.
The Company sells gift cards in its stores, on its e-commerce website, and through third parties. These gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The gift card liability balance was $27.5 million and $28.3 million, as of January 28, 2017 and January 30, 2016, respectively, and is included in deferred revenue on the Consolidated Balance Sheets. The Company recognizes revenue from gift cards when they are redeemed by the customer. The Company also recognizes income on unredeemed gift cards, which is recognized proportionately using a time-based attribution method from issuance of the gift card to the time when it can be determined that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions, referred to as "gift card breakage". The gift card breakage rate is based on historical redemption patterns and totaled $3.6 million, $3.1 million, and $2.7 million in 2016, 2015, and 2014, respectively. Gift card breakage is included in net sales in the Consolidated Statements of Income and Comprehensive Income.
Cost of Goods Sold, Buying and Occupancy Costs
Cost of goods sold, buying and occupancy costs, include merchandise costs, freight, inventory shrinkage, and other gross margin related expenses. Buying and occupancy expenses primarily include payroll, benefit costs, and other operating expenses for the buying departments (merchandising, design, manufacturing, and planning and allocation), distribution, e-commerce fulfillment, rent, common area maintenance, real estate taxes, utilities, maintenance, and depreciation for stores.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses include all operating costs not included in cost of goods sold, buying and occupancy costs, with the exception of proceeds received from insurance claims and gain/loss on disposal of assets, which are included in other operating expense, net. These costs include payroll and other expenses related to operations at our corporate home office, store expenses other than occupancy, and marketing expenses.
Other Operating Expense, Net
Other operating income, net primarily consists of gains/losses on disposal of assets and excess proceeds from the settlement of insurance claims.
Other (Income) Expense, Net
Other (income) expense, net primarily consists of foreign currency transaction gains/losses.

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
The following is information regarding the Company's major product and sales channels:

	2016	2015	2014
	(in thousands)
Apparel	$1,915,146	$2,062,235	$1,883,641
Accessories and other	236,024	242,408	240,052
Other revenue	41,377	45,486	41,788
Total net sales	$2,192,547	$2,350,129	$2,165,481

	2016	2015	2014
	(in thousands)
Stores	$1,737,722	$1,911,923	$1,769,478
E-commerce	413,448	392,720	354,215
Other revenue	41,377	45,486	41,788
Total net sales	$2,192,547	$2,350,129	$2,165,481
E-commerce sales processed through the stores are included in E-commerce revenue. Merchandise returns are reflected in the accounting records of the channel where they are physically returned. Other revenue consists primarily of sell-off revenue related to mark-out-of-stock inventory sales to third parties, shipping and handling revenue related to e-commerce activity, and revenue from franchise agreements.
Revenues and long-lived assets relating to the Company's international operations for 2016, 2015, and 2014, and as of January 28, 2017 and January 30, 2016, respectively, were not material and, therefore, not reported separately from domestic revenues and long-lived assets.
3. Property and Equipment, Net
Property and equipment, net, consisted of:

	January 28, 2017	January 30, 2016
	(in thousands)
Building improvements	$86,487	$86,487
Furniture, fixtures and equipment, software	487,381	378,041
Leasehold improvements	440,403	412,457
Construction in process	14,094	70,796
Other	811	827
Total	1,029,176	948,608
Less: accumulated depreciation	(577,890)	(504,211)
Property and equipment, net	$451,286	$444,397
Depreciation expense totaled $81.5 million, $74.4 million, and $73.5 million in 2016, 2015, and 2014, respectively, excluding impairment charges discussed in Note 2.

4. Leased Facilities and Commitments
Annual store rent consists of a fixed minimum amount and/or contingent rent based on a percentage of sales exceeding a stipulated amount.
Rent expense is summarized as follows:

	2016	2015	2014
Store rent:	(in thousands)
Fixed minimum	$214,696	$213,228	$209,323
Contingent	4,927	6,945	6,398
Total store rent	219,623	220,173	215,721
Home office, distribution center, other	5,945	5,413	5,609
Total rent expense	$225,568	$225,586	$221,330
As of January 28, 2017, the Company was committed to noncancelable leases with remaining terms from 1 to 15 years. A substantial portion of these commitments consist of store leases, generally with an initial term of 10 years. Store lease terms typically require additional payments covering real estate taxes, common area maintenance costs, and certain other landlord charges, which are excluded from the following table.
Minimum rent commitments under non-cancelable operating leases are as follows (in thousands):

2017	$233,943
2018	200,800
2019	184,968
2020	173,416
2021	155,834
Thereafter	508,230
Total	$1,457,191
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
The initial lease terms related to these lease arrangements are expected to expire in 2023 and 2030. The net book value of landlord funded construction, replacement cost of pre-existing property, and capitalized interest in property and equipment on the Consolidated Balance Sheets was $63.8 million and $67.4 million, as of January 28, 2017 and January 30, 2016, respectively. There was also $68.2 million and $69.6 million of lease financing obligations as of January 28, 2017 and January 30, 2016, respectively, in other long-term liabilities on the Consolidated Balance Sheets.

Rent expense relating to the land is recognized on a straight-line basis over the lease term. The Company does not report rent expense for the portion of the rent payment determined to be related to the buildings which are owned for accounting purposes. Rather, this portion of rent payment under the lease is recognized as interest expense and a reduction of the lease financing obligations.
In February 2016, the Company amended its lease arrangement with the landlord of the Times Square Flagship store. The Company had previously determined it was the owner of the store for accounting purposes based on an assessment of the lease arrangement at inception as described above. The amendment provided the landlord with the option to cancel the lease upon sufficient notice through December 31, 2016. The amendment expired unexercised on December 31, 2016. In conjunction with amending the lease, the Company recognized an $11.4 million put option liability and a related offset as a discount on the lease financing obligation. The discount was amortized over the shortest period under which the landlord was able to exercise this option (60 days). This resulted in the full amortization of the $11.4 million discount during the first quarter of 2016. The amortization of the discount was recorded as interest expense. As of January 28, 2017, the fair value of the put option was $9.0 million of which $8.3 million is included within other long-term liabilities on the Consolidated Balance Sheets. This amount will be amortized through interest expense over the remaining lease term.
6. Intangible Assets
The following table provides the significant components of intangible assets:

	January 28, 2017
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename/domain names/trademarks	$197,618	$—	$197,618
Licensing arrangements	425	221	204
	$198,043	$221	$197,822

	January 30, 2016
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename/domain names/trademarks	$197,597	$—	$197,597
Licensing arrangements	425	172	253
	$198,022	$172	$197,850
The Company's tradename, Internet domain names, and trademarks have indefinite lives. Licensing arrangements are amortized over a period of ten years and are included in other assets on the Consolidated Balance Sheets.
7. Income Taxes
The provision for income taxes consists of the following:

	2016	2015	2014
Current:	(in thousands)
U.S. federal	$7,600	$72,222	$29,884
U.S. state and local	4,721	12,425	6,491
Foreign	814	224	565
Total	13,135	84,871	36,940
Deferred:
U.S. federal	19,333	(8,715)	6,884
U.S. state and local	866	(1,983)	(558)
Foreign	(134)	(2)	(35)
Total	20,065	(10,700)	6,291
Provision for income taxes	$33,200	$74,171	$43,231

The following table provides a reconciliation between the statutory federal income tax rate and the effective tax rate:

	2016	2015	2014
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax effect	4.4%	3.6%	4.1%
Share-based compensation	4.0%	0.2%	0.8%
(Benefit)/Expense for uncertain tax positions	(7.0)%	0.5%	(1.4)%
Other items, net	0.2%	(0.4)%	0.3%
Effective tax rate	36.6%	38.9%	38.8%
The decrease in the tax rate in 2016 compared to 2015 is primarily attributable to the release of uncertain tax positions discussed further below, partially offset by the impact on the tax rate of share-based compensation due to the expiration of certain unexercised stock options previously held by the former Chairman of the Company's Board of Directors (the "Board").
The following table provides the effect of temporary differences that created deferred income taxes as of January 28, 2017 and January 30, 2016. Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carry-forwards at the end of the respective periods.

	January 28, 2017	January 30, 2016
	(in thousands)
Deferred tax assets:
Accrued expenses and deferred compensation	$28,340	$40,540
Rent	31,170	28,551
Lease financing obligations	31,522	28,492
Inventory	3,005	1,778
Other	3,535	2,573
Tax credits/carryforwards	562	214
Valuation allowance	(3,243)	(2,081)
Total deferred tax assets	94,891	100,067

Deferred tax liabilities:
Prepaid expenses	5,189	4,976
Intangible assets	22,417	17,996
Property and equipment	66,124	55,868
Total deferred tax liabilities	93,730	78,840
Net deferred tax asset	$1,161	$21,227
The net increase in the total valuation allowance attributable to foreign operations for the years ended January 28, 2017, and January 30, 2016 was $1.0 million and $0.4 million, respectively. The foreign capital loss carryforward as of January 28, 2017 and January 30, 2016 was $0.3 million and $0.3 million, respectively. The Company has established a full valuation allowance related to the foreign capital loss carryforward. The foreign capital loss carryforward period is indefinite. A valuation allowance of $0.2 million was established related to state and local tax credits generated in the current year which have a one year carryforward period.
No other valuation allowances have been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future.
The following table summarizes the presentation of the Company’s net deferred tax assets in the Consolidated Balance Sheets:

	January 28, 2017	January 30, 2016
	(in thousands)
Deferred tax assets	$7,926	$21,227
Other long-term liabilities	(6,765)	—
Net deferred tax assets	$1,161	$21,227

Uncertain Tax Positions
The Company evaluates tax positions using a more likely than not recognition criterion.
A reconciliation of the beginning to ending unrecognized tax benefits is as follows:

	January 28, 2017	January 30, 2016	January 31, 2015
	(in thousands)
Unrecognized tax benefits, beginning of year	$9,506	$1,651	$4,091
Gross addition for tax positions of the current year	296	767	346
Gross addition for tax positions of the prior year	527	7,174	129
Settlements	—	(57)	(2,137)
Reduction for tax positions of prior years	(23)	(29)	(628)
Lapse of statute of limitations	(7,202)	—	(150)
Unrecognized tax benefits, end of year	$3,104	$9,506	$1,651
The amount of the above unrecognized tax benefits as of January 28, 2017, January 30, 2016, and January 31, 2015 that would impact the Company's effective tax rate, if recognized, is $3.1 million, $9.5 million, and $1.7 million, respectively.
During 2016, the Company released gross uncertain tax positions of $7.2 million and the related accrued interest of $0.9 million as a result of the expiration of associated statutes of limitation. During 2014, the Internal Revenue Service (IRS) completed its examination of the Company’s 2012, 2011, and 2010 income tax returns and the Company released gross uncertain tax positions of $2.1 million and the related accrued interest of $0.1 million as a result of the conclusion of this examination.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The total amount of net interest in tax expense related to interest and penalties included in the Consolidated Statements of Income and Comprehensive Income was $(0.3) million for 2016, $0.7 million for 2015, and immaterial for 2014. As of January 28, 2017 and January 30, 2016, the Company had accrued interest of $0.5 million and $0.8 million, respectively.
The Company is subject to examination by the IRS for years subsequent to 2012. The Company is also generally subject to examination by various U.S. state and local and non-U.S. tax jurisdictions for the years subsequent to 2012. There are ongoing U.S. state and local audits covering tax years 2012 through 2015. The Company does not expect the results from any income tax audit to have a material impact on the Company’s financial statements.
The Company believes that over the next twelve months, it is reasonably possible that up to $0.8 million of unrecognized tax benefits could be resolved as the result of the expiration of statutes of limitation. Final settlement of these issues may result in payments that are more or less than this amount, but the Company does not anticipate that the resolution of these matters will result in a material change to its consolidated financial position or results of operations.
The Company’s Canadian subsidiary has an accumulated deficit; accordingly, we have not provided for income taxes in the United States on undistributed earnings.

8. Debt
A summary of the Company's financing activities are as follows:
Revolving Credit Facility
On May 20, 2015, Express Holding, a wholly-owned subsidiary, and its subsidiaries entered into an Amended and Restated $250 million secured Asset-Based Credit Facility ("Revolving Credit Facility"). The expiration date of the facility is May 20, 2020. As of January 28, 2017, there were no borrowings outstanding and approximately $221.8 million available under the Revolving Credit Facility.
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
Loss on Extinguishment
In connection with the redemption of the Senior Notes in the first quarter of 2015, the Company recognized a $9.7 million loss on extinguishment of debt, which was recorded as interest expense in the Consolidated Statements of Income and Comprehensive Income. The redemption premium represented approximately $4.4 million of this loss on extinguishment. The remaining loss on extinguishment was attributable to the unamortized debt issuance costs and unamortized debt discount write-offs totaling $5.3 million. The unamortized debt issuance costs and unamortized debt discount write-offs are presented as non-cash adjustments to reconcile net income to net cash provided by operating activities within the Consolidated Statements of Cash Flows.

Letters of Credit
The Company may enter into various trade letters of credit ("trade LCs") in favor of certain vendors to secure merchandise. These trade LCs are issued for a defined period of time, for specific shipments, and generally expire three weeks after the merchandise shipment date. As of January 28, 2017 and January 30, 2016, there were no outstanding trade LCs. Additionally, the Company enters into stand-by letters of credit ("stand-by LCs") on an as-needed basis to secure payment obligations for merchandise purchases and other general and administrative expenses. As of January 28, 2017 and January 30, 2016, outstanding stand-by LCs totaled $3.2 million and $2.8 million, respectively.
9. Stockholders' Equity
Share Repurchase Programs
On December 9, 2015, the Board approved a share repurchase program which authorized the Company to repurchase up to $100.0 million of the Company's common stock (the "2015 Repurchase Program"). The 2015 Repurchase Program expired on December 9, 2016, 12 months after its adoption. In total, the Company repurchased 4.9 million shares of its common stock under the 2015 Repurchase Program for an aggregate amount equal to $80.1 million, including commissions. During 2016, the Company repurchased 3.2 million shares of its common stock for a total of $51.5 million including commissions. During 2015, the company repurchased 1.7 million shares of its common stock under the 2015 Repurchase Program for an aggregate amount equal to $28.6 million, including commissions.
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
Share-Based Compensation Plans
In 2010, the Board approved, and the Company implemented, the Express, Inc. 2010 Incentive Compensation Plan (as amended, the "2010 Plan"). The 2010 Plan authorizes the Compensation Committee (the "Committee") of the Board and its designees to offer eligible employees and directors cash and stock-based incentives as deemed appropriate in order to attract, retain, and reward such individuals. Effective April 3, 2012, the Board amended the 2010 Plan to, among other things, reduce the number of shares available for issuance under the 2010 Plan. As of January 28, 2017, 15.2 million shares were authorized to be granted under the 2010 Plan and 7.5 million remained available for future issuance.

The following summarizes share-based compensation expense:

	2016	2015	2014
	(in thousands)
Stock options	$2,464	$3,399	$7,556
Restricted stock units and restricted stock	10,394	15,039	11,770
Total share-based compensation	$12,858	$18,438	$19,326
The stock compensation related income tax benefit recognized by the Company in 2016, 2015, and 2014 was $6.2 million, $4.7 million, and $3.9 million, respectively.
Stock Options
During 2016, the Company granted stock options under the 2010 Plan. Stock options granted in 2016 under the 2010 Plan vest 25% per year over four years or upon retirement if the holder has provided 10 years of service and is at least 55 years old at retirement. These options have a ten year contractual life. The expense for stock options is recognized using the straight-line attribution method.
The Company's activity with respect to stock options during 2016 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding, January 30, 2016	3,446	$18.31
Granted	239	$20.74
Exercised	(159)	$17.23
Forfeited or expired	(1,197)	$19.18
Outstanding, January 28, 2017	2,329	$18.18	5.7	$—
Expected to vest at January 28, 2017	522	$18.30	8.1	$—
Exercisable at January 28, 2017	1,787	$18.14	4.9	$—
The following provides additional information regarding the Company's stock options:

	2016	2015	2014
	(in thousands, except per share amounts)
Weighted average grant date fair value of options granted	$9.32	$7.79	$8.49
Total intrinsic value of options exercised	$547	$176	$—
As of January 28, 2017, there was approximately $2.4 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of approximately 1.6 years.
The Company uses the Black-Scholes-Merton option-pricing model to value stock options granted to employees and directors. The Company's determination of the fair value of stock options is affected by the Company's stock price as well as a number of subjective and complex assumptions. These assumptions include the risk-free interest rate, the Company's expected stock price volatility over the term of the awards, expected term of the award, and dividend yield. The following are the weighted-average assumptions used in the determination of the fair value of the Company's stock options:

	2016	2015	2014
Risk-free interest rate (1)	1.62%	1.60%	1.86%
Price Volatility (2)	43.23%	47.81%	53.73%
Expected term (years) (3)	6.52	6.25	6.25
Dividend yield (4)	—	—	—

(1)	Represents the yield on U.S. Treasury securities with a term consistent with the expected term of the stock options.

(2)	Primarily based on the historical volatility of the Company's common stock over a period consistent with the expected term of the stock options.

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

Restricted Stock Units and Restricted Stock
During 2016, the Company granted restricted stock units ("RSUs") under the 2010 Plan, including 0.3 million RSUs with performance conditions. The fair value of the RSUs is determined based on the Company's closing stock price on the day prior to the grant date in accordance with the 2010 Plan. The expense for RSUs without performance conditions is recognized using the straight-line attribution method. The expense for RSUs with performance conditions is recognized using the graded vesting method based on the expected achievement of the performance conditions. The RSUs with performance conditions are also subject to time-based vesting. Any of the RSUs granted during 2016 that are earned based on the achievement of performance criteria will vest on April 15, 2019. RSUs without performance conditions vest ratably over four years.
The Company's activity with respect to RSUs and restricted stock, including awards with performance conditions, for 2016 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value
	(in thousands, except per share amounts)
Unvested, January 30, 2016	2,212	$16.66
Granted (1)	678	$20.14
Performance Shares Adjustment (2)	(146)	$16.28
Vested	(812)	$17.24
Forfeited	(249)	$17.79
Unvested, January 28, 2017	1,683	$17.64

(1)
Approximately 0.3 million RSUs with three-year performance conditions were granted in the first quarter of 2016. None of these RSUs are currently included as granted in the table above based on current estimates against predefined performance targets. The number of performance-based RSUs that are ultimately earned may vary from 0% to 200% of target depending on achievement relative to the predefined financial performance targets.

(2)
Relates to a change in estimate of RSUs with performance conditions granted in 2015. Currently, 87% of the number of shares granted in 2015 are expected to vest based on estimates against predefined financial performance targets.

The total fair value/intrinsic value of RSUs and restricted stock that vested was $14.0 million, $11.2 million, and $13.4 million, during 2016, 2015, and 2014, respectively. As of January 28, 2017, there was approximately $17.7 million of total unrecognized compensation expense related to unvested RSUs and restricted stock, which is expected to be recognized over a weighted-average period of approximately 1.7 years.

11. Earnings Per Share
The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share:

	2016	2015	2014
	(in thousands)
Weighted-average shares - basic	78,669	83,980	84,144
Dilutive effect of stock options, restricted stock units, and restricted stock	380	611	410
Weighted-average shares - diluted	79,049	84,591	84,554
Equity awards representing 3.7 million, 2.4 million, and 4.2 million shares of common stock were excluded from the computation of diluted earnings per share for 2016, 2015, and 2014, respectively, as the inclusion of these awards would have been anti-dilutive.
Additionally, for 2016, 0.7 million shares were excluded from the computation of diluted weighted average shares because the number of shares that will ultimately be issued is contingent on the Company's performance compared to pre-established performance goals which have not been achieved as of January 28, 2017.
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
Total expense recognized related to the Qualified Plan employer match was $3.8 million, $3.8 million, and $3.1 million in 2016, 2015, and 2014, respectively.
Participation in the Non-Qualified Plan is made available to employees who meet certain age, service, job level, and compensation requirements. The Non-Qualified Plan is an unfunded plan which provides benefits beyond the IRC limits for qualified defined contribution plans. The plan permits employees to elect contributions up to a maximum percentage of eligible compensation. The Company matches employee contributions according to a pre-determined formula. The Non-Qualified Plan also previously credited additional amounts based on a percentage of the employees' eligible compensation and years of service, but this portion of the plan was discontinued effective for the 2014 plan year. In addition, the Non-Qualified Plan permits employees to defer additional compensation up to a maximum amount. The Company does not match the contributions for additional deferred compensation. Employees' accounts are credited with interest using a rate determined annually by the Retirement Plan Committee based on a methodology consistent with historical practices. Employee contributions and the related interest vest immediately. Company contributions and the related interest are subject to vesting based on years of service. Employees may elect an in-service distribution for the additional deferred compensation component only. Employees are not permitted to take a withdrawal from any other portion of the Non-Qualified Plan while actively employed with the Company. The remaining vested portion of employees' accounts in the Non-Qualified Plan will be distributed upon termination of employment in either a lump sum or in equal annual installments over a specified period of up to 10 years. Total expense recognized related to the Non-Qualified Plan was $2.4 million, $2.2 million, and $1.5 million in 2016, 2015, and 2014, respectively.
The Company elected to account for this cash balance plan based on the participant account balances, excluding actuarial considerations, as permitted by the applicable authoritative guidance.

The annual activity for the Company's Non-Qualified Plan, was as follows:

	January 28, 2017	January 30, 2016
	(in thousands)
Balance, beginning of period	$27,882	$27,256
Contributions:
Employee	1,741	1,633
Company	951	746
Interest	1,507	1,436
Distributions	(2,339)	(3,179)
Forfeitures	(36)	(10)
Balance, end of period	$29,706	$27,882
These amounts are included in other long-term liabilities on the Consolidated Balance Sheets.
Subsequent to year-end, the Company elected to discontinue the Non-Qualified Plan effective March 31, 2017. Outstanding participant balances are expected to be distributed after a 12 month waiting period per IRS regulations regarding distributions from supplemental nonqualified plans. Interest will continue to accrue on outstanding balances until such distributions are made.
13. Commitments and Contingencies
From time to time the Company is subject to various claims and contingencies arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company's results of operations, financial condition, or cash flows.
14. Quarterly Financial Data (Unaudited)
Summarized unaudited quarterly financial results for 2016 and 2015 follows:

2016 Quarter	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Net sales	$502,909	$504,767	$506,090	$678,781
Gross profit	$167,748	$150,919	$151,717	$192,820
Net income	$12,882	$10,144	$11,617	$22,774
Earnings per basic share	$0.16	$0.13	$0.15	$0.29
Earnings per diluted share	$0.16	$0.13	$0.15	$0.29

2015 Quarter	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Net sales	$502,378	$535,582	$546,616	$765,553
Gross profit	$166,444	$177,190	$191,089	$260,554
Net income	$13,062	$21,028	$26,307	$56,116
Earnings per basic share	$0.15	$0.25	$0.31	$0.68
Earnings per diluted share	$0.15	$0.25	$0.31	$0.67
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 28, 2017.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of January 28, 2017. In making this assessment, we used the criteria set forth by COSO. Based on our assessment, management concluded that, as of January 28, 2017, the Company's internal control over financial reporting was effective.
PricewaterhouseCoopers, LLP, an independent registered public accounting firm that audited the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, has also audited the effectiveness of the Company's internal control over financial reporting as of January 28, 2017, as stated in their report which is included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) that occurred during the fourth quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
On March 21, 2017, the Company elected to discontinue the Non-Qualified Plan effective March 31, 2017. Outstanding participant balances are expected to be distributed after a 12 month waiting period per IRS regulations regarding distributions from supplemental nonqualified plans. Interest will continue to accrue on outstanding balances until such distributions are made. Additional information regarding the Non-Qualified Plan can be found in Note 12 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated herein by reference to the sections entitled "Election of Class I Directors", "Executive Officers", "Corporate Governance" and "Stock Ownership Information - Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for our 2017 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item is incorporated herein by reference to the sections entitled "Executive Compensation", "Corporate Governance - Director Compensation", "Corporate Governance - Compensation Committee Interlocks and Insider Participation" and "Executive Compensation - Compensation and Governance Committee Report" in the Proxy Statement for our 2017 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated herein by reference to the section entitled "Stock Ownership Information" in the Proxy Statement for our 2017 Annual Meeting of Stockholders.
The following table summarizes share and exercise price information about our equity compensation plan as of January 28, 2017.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,415,970	18.18	7,499,160
Equity compensation plans not approved by security holders	—	—	—
Total	4,415,970	18.18	7,499,160
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated herein by reference to the sections entitled "Corporate Governance -Related Person Transactions" and "Corporate Governance - Director Independence" in the Proxy Statement for our 2017 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item is incorporated herein by reference to the section entitled "Audit Committee - Principal Accountant Fees and Services" in the Proxy Statement for our 2017 Annual Meeting of Stockholders.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)    (1) Consolidated Financial Statements
The following consolidated financial statements of Express, Inc. and its subsidiaries are filed as part of this report under Item 8. Financial Statements and Supplementary Data:
Report of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP
Consolidated Balance Sheets as of January 28, 2017 and January 30, 2016
Consolidated Statements of Income and Comprehensive Income for the years ended January 28, 2017, January 30, 2016, and January 31, 2015
Consolidated Statements of Changes in Stockholders' Equity for the years ended January 28, 2017, January 30, 2016, and January 31, 2015
Consolidated Statements of Cash Flows for the years ended January 28, 2017, January 30, 2016, and January 31, 2015

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

3.2	Certificate of Amendment of Certificate of Incorporation of Express, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on June 11, 2013).
3.2	Bylaws of Express, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed with the SEC on June 11, 2013).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-164906), filed with the SEC on April 30, 2010 (the "Express S-1").)
10.1+
Second Amended and Restated Employment Agreement by and between the Company and David Kornberg (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 21, 2014).

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

10.6+	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Express S-1).
10.7+	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.17 to the Express S-1).
10.8+	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.19 to the Express S-1).
10.9+	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.13 to the Express S-1).
10.10+	Form of Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on June 6, 2013).
10.11+	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on June 6, 2013).
10.12+	Form of Non-Qualified Stock Option Grant (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on April 4, 2014).
10.13+	Form of Restricted Stock Unit Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on April 4, 2014).
10.14+	Form of Restricted Stock Unit Agreement for Performance Stock Units (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on April 4, 2014).
10.15	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.22 to the Express S-1, filed with the SEC on April 30, 2010).
10.16	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on January 5, 2011).
10.17
Form of Letter Agreement by and among Limited Brands, Inc., Express, Inc., Express Topco LLC, Express Holding, LLC, Express, LLC, Express Finance Corp. and Express GC, LLC (incorporated by reference to Exhibit 10.23 to the Express S-1).

10.18
Form of Letter Agreement by and among Golden Gate Private Equity, Inc., Express, Inc., Express Topco LLC, Express Holding, LLC, Express, LLC, Express Finance Corp. and Express GC, LLC (incorporated by reference to Exhibit 10.24 to the Express S-1).

10.19+	Letter Agreement, dated as of April 28, 2010, between Michael F. Devine, III and Express Parent LLC (incorporated by reference to Exhibit 10.26 to the Express S-1).
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

10.22+	Form of Severance Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on July 7, 2015).
10.23+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on July 7, 2015).
10.24+	Form of Restricted Stock Unit Agreement for Performance Stock Units (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on April 1, 2016).
10.25	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on August 3, 2016).
10.26+	Form of Restricted Stock Unit Agreement for Performance Stock Units (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on March 17, 2017).
10.27+	Form of Second Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on March 17, 2017).
10.28+	Form of Amended and Restated Severance Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the SEC on March 17, 2017).
21.1*	List of subsidiaries of registrant.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Financial Officer and Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
 +    Indicates a management contract or compensatory plan or arrangement.
* Filed herewith.
(b)    Exhibits
The exhibits to this report are listed in section (a)(3) of Item 15 above.
(c)    Financial Statement Schedules
None.
ITEM 16. 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 24, 2017	EXPRESS, INC.

		By:	/s/ Periclis Pericleous
Periclis Pericleous
Senior Vice President, Chief Financial Officer and Treasurer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned constitutes and appoints Periclis Pericleous as attorney-in-fact and agent, with full power of substitution and re-substitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact or substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 24, 2017	By:	/s/ David G. Kornberg
David G. Kornberg
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	March 24, 2017	By:	/s/ Periclis Pericleous
Periclis Pericleous
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Date:	March 24, 2017	By:	/s/ Michael G. Archbold
Michael G. Archbold
Director

Date:	March 24, 2017	By:	/s/ Terry Davenport
Terry Davenport
Director

Date:	March 24, 2017	By:	/s/ Michael F. Devine
Michael F. Devine
Director

Date:	March 24, 2017	By:	/s/ Karen Leever
Karen Leever
Director

Date:	March 24, 2017	By:	/s/ Mylle H. Mangum
Mylle H. Mangum
Director

Date:	March 24, 2017	By:	/s/ Peter Swinburn
Peter Swinburn
Director