Form 10-Q
period 2017-07-29
EXPRESS, INC.
filed 2017-09-06
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 29, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock was 78,802,189 as of August 26, 2017.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q ("Quarterly Report") contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate," "estimate," "expect," "project," "plan," "intend," "believe," "may," "will," "should," "can have," "likely," and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, and financial results, our plans and objectives for future operations, growth, initiatives, or strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
External Risks such as:

•	changes in consumer spending and general economic conditions;

•	customer traffic at malls, shopping centers, and at our stores and online;

•	competition from other retailers;

•	our dependence upon independent third parties to manufacture all of our merchandise;

•	changes in the cost of raw materials, labor, and freight;

•	supply chain disruption;

•	difficulties associated with our distribution facilities;

•	natural disasters, fire, and other events that cause business interruption; and

•	our reliance on third parties to provide us with certain key services for our business.
Strategic Risks such as:

•	our ability to identify and respond to new and changing fashion trends, customer preferences, and other related factors;

•
fluctuations in our sales, results of operations, and cash levels on a seasonal basis and due to a variety of other factors, including our product offerings relative to customer demand, the mix of merchandise we sell, promotions, and inventory levels;

•	our dependence on a strong brand image;

•	our ability to develop and maintain a relevant and reliable omni-channel experience for our customers;

•	our dependence upon key executive management; and

•
our ability to achieve our strategic objectives, including improving profitability, increasing brand awareness and elevating customer experience, transforming and leveraging information technology systems, and investing in the growth and development of our associates.

Information Technology Risks such as:

•	the failure or breach of information systems upon which we rely; and

•	our ability to protect our customer data from fraud and theft.
Financial Risks such as:

•	our substantial lease obligations;

•	restrictions imposed on us under the terms of our asset-based loan facility;

•	impairment charges on long-lived assets;

•	claims made against us resulting in litigation or changes in laws and regulations applicable to our business;

•	our inability to protect our trademarks or other intellectual property rights that may preclude the use of our trademarks or other intellectual property around the world;

•	changes in tax requirements, results of tax audits, and other factors that may cause fluctuations in our effective tax rate; and

•	our failure to maintain adequate internal controls.
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
EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	July 29, 2017	January 28, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$173,314	$207,373
Receivables, net	14,948	15,787
Inventories	261,222	241,424
Prepaid minimum rent	30,187	31,626
Other	31,495	17,923
Total current assets	511,166	514,133

PROPERTY AND EQUIPMENT	1,029,902	1,029,176
Less: accumulated depreciation	(598,262)	(577,890)
Property and equipment, net	431,640	451,286

TRADENAME/DOMAIN NAMES/TRADEMARKS	197,618	197,618
DEFERRED TAX ASSETS	7,797	7,926
OTHER ASSETS	13,100	14,226
Total assets	$1,161,321	$1,185,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$166,479	$172,668
Deferred revenue	22,801	29,428
Accrued expenses	112,779	80,301
Total current liabilities	302,059	282,397

DEFERRED LEASE CREDITS	140,321	146,328
OTHER LONG-TERM LIABILITIES	89,885	120,777
Total liabilities	532,265	549,502

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 92,632 shares and 92,063 shares issued at July 29, 2017 and January 28, 2017, respectively, and 78,802 shares and 78,422 shares outstanding at July 29, 2017 and January 28, 2017, respectively	926	921
Additional paid-in capital	192,552	185,097
Accumulated other comprehensive loss	—	(3,803)
Retained earnings	674,382	690,715
Treasury stock – at average cost; 13,830 shares and 13,641 shares at July 29, 2017 and January 28, 2017, respectively	(238,804)	(237,243)
Total stockholders’ equity	629,056	635,687
Total liabilities and stockholders’ equity	$1,161,321	$1,185,189
See Notes to Unaudited Consolidated Financial Statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
NET SALES	$478,536	$504,767	$945,565	$1,007,676
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	347,066	353,848	687,097	689,009
Gross profit	131,470	150,919	258,468	318,667
OPERATING EXPENSES:
Selling, general, and administrative expenses	131,736	133,152	261,808	268,914
Restructuring costs	16,340	—	22,611	—
Other operating (income) expense, net	(724)	(120)	(323)	45
Total operating expenses	147,352	133,032	284,096	268,959

OPERATING (LOSS)/INCOME	(15,882)	17,887	(25,628)	49,708

INTEREST EXPENSE, NET	696	547	1,493	12,278
OTHER (INCOME)/LOSS, NET	(525)	196	(537)	(494)
(LOSS)/INCOME BEFORE INCOME TAXES	(16,053)	17,144	(26,584)	37,924
INCOME TAX (BENEFIT)/EXPENSE	(4,251)	7,000	(10,251)	14,898
NET (LOSS)/INCOME	$(11,802)	$10,144	$(16,333)	$23,026

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain/(loss)	(33)	(549)	(402)	982
Amount reclassified to earnings	$4,205	$—	$4,205	$—
Other Comprehensive Income (Loss)	$4,172	$(549)	$3,803	$982
COMPREHENSIVE (LOSS)/INCOME	$(7,630)	$9,595	$(12,530)	$24,008

EARNINGS PER SHARE:
Basic	$(0.15)	$0.13	$(0.21)	$0.29
Diluted	$(0.15)	$0.13	$(0.21)	$0.29

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	78,786	78,798	78,616	78,930
Diluted	78,786	78,945	78,616	79,429
See Notes to Unaudited Consolidated Financial Statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(16,333)	$23,026
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	45,258	36,365
Loss on disposal of property and equipment	1,256	875
Impairment charge	5,479	829
Amortization of lease financing obligation discount	—	11,354
Loss on deconsolidation of Canada	10,672	—
Share-based compensation	7,460	7,580
Deferred taxes	1,168	(283)
Landlord allowance amortization	(6,537)	(5,211)
Other non-cash adjustments	(500)	—
Changes in operating assets and liabilities:
Receivables, net	415	6,635
Inventories	(23,905)	(1,011)
Accounts payable, deferred revenue, and accrued expenses	(5,178)	(37,350)
Other assets and liabilities	(9,054)	3,340
Net cash provided by operating activities	10,201	46,149

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(30,154)	(50,355)
Decrease in cash and cash equivalents resulting from deconsolidation of Canada	(9,232)	—
Purchase of intangible assets	—	(21)
Investment in equity interests	—	(10,133)
Net cash used in investing activities	(39,386)	(60,509)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lease financing obligations	(835)	(785)
Repayments of financing arrangements	(2,040)	—
Proceeds from exercise of stock options	—	2,703
Repurchase of common stock under share repurchase program	—	(51,538)
Repurchase of common stock for tax withholding obligations	(1,562)	(4,403)
Net cash used in financing activities	(4,437)	(54,023)

EFFECT OF EXCHANGE RATE ON CASH	(437)	1,044

NET DECREASE IN CASH AND CASH EQUIVALENTS	(34,059)	(67,339)
CASH AND CASH EQUIVALENTS, Beginning of period	207,373	186,903
CASH AND CASH EQUIVALENTS, End of period	$173,314	$119,564
See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements
1. Description of Business and Basis of Presentation
Business Description
Express, Inc., together with its subsidiaries ("Express" or the "Company"), is a specialty apparel and accessories retailer of women's and men's merchandise, targeting the 20 to 30 year old customer. Express merchandise is sold through retail and factory outlet stores and the Company's e-commerce website, www.express.com, as well as its mobile app. As of July 29, 2017, Express operated 503 primarily mall-based retail stores in the United States and Puerto Rico as well as 132 factory outlet stores. Additionally, as of July 29, 2017, the Company earned revenue from 18 franchise stores in Latin America. These franchise stores are operated by franchisees pursuant to franchise agreements. Under the franchise agreements, the franchisees operate stand-alone Express stores that sell Express-branded apparel and accessories purchased directly from the Company.
On May 4, 2017, Express announced its intention to exit the Canadian market and Express Fashion Apparel Canada Inc. and one of its wholly owned subsidiaries filed for protection in Canada under the Companies' Creditors Arrangement Act (CCAA) with the Ontario Superior Court of Justice in Toronto. As of May 4, 2017, Canadian retail operations were deconsolidated from the Company's financial statements. Canadian financial results prior to May 4, 2017 are included in the Company's consolidated financial statements. See Note 12 for additional information.

Fiscal Year
The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. References herein to "2017" and "2016" represent the 53-week period ended February 3, 2018 and the 52-week period ended January 28, 2017. All references herein to "the second quarter of 2017" and "the second quarter of 2016" represent the thirteen weeks ended July 29, 2017 and July 30, 2016, respectively.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)," and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 to annual and interim reporting periods beginning after December 15, 2017 with early application permitted for annual and interim reporting periods beginning after December 15, 2016. The Company will adopt ASU 2014-09 in the first quarter of fiscal 2018 and is still selecting a method of adoption. In addition, the Company continues to evaluate the impact that adopting this standard will have on its consolidated financial statements, but currently expects that the adoption will primarily impact the accounting for points earned under the Company's customer loyalty program and the timing of revenue recognition for e-commerce sales. Neither of these changes is expected to have a material effect on the Company's financial position, however there are enhanced disclosure requirements under this standard.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU 2016-02 requires entities to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. Under ASU 2016-02, a lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on its balance sheet. The new standard is effective for annual and interim periods beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method with early adoption permitted. The Company continues to evaluate the impact that adopting ASU 2016-02 will have on its consolidated financial statements, but the most significant impact will be to increase assets and liabilities on the consolidated balance sheet by the present value of the Company's leasing obligations, which are primarily related to store leases, as well as additional disclosures required.
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
The following is information regarding the Company's major product categories and sales channels:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
	(in thousands)		(in thousands)
Apparel	$421,433	$438,848	$830,011	$880,091
Accessories and other	50,898	54,010	97,671	106,662
Other revenue	6,205	11,909	17,883	20,923
Total net sales	$478,536	$504,767	$945,565	$1,007,676

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
	(in thousands)		(in thousands)
Stores	$382,376	$422,804	$740,155	$839,706
E-commerce	89,955	70,054	187,527	147,047
Other revenue	6,205	11,909	17,883	20,923
Total net sales	$478,536	$504,767	$945,565	$1,007,676
Other revenue consists primarily of sell-off revenue related to mark-out-of-stock inventory sales to third parties, shipping and handling revenue related to e-commerce activity, and revenue from franchise agreements.
Revenue and long-lived assets relating to the Company's international operations for the thirteen and twenty-six weeks ended July 29, 2017 and July 30, 2016, respectively, were not material for any period presented and, therefore, are not reported separately from domestic revenue or long-lived assets.

3. Earnings Per Share
The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
	(in thousands)
Weighted-average shares - basic	78,786	78,798	78,616	78,930
Dilutive effect of stock options and restricted stock units	—	147	—	499
Weighted-average shares - diluted	78,786	78,945	78,616	79,429
Equity awards representing 4.7 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen and twenty-six weeks ended July 29, 2017, as the inclusion of these awards would have been anti-dilutive. Equity awards representing 4.4 million and 3.4 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen and twenty-six weeks ended July 30, 2016, respectively, as the inclusion of these awards would have been anti-dilutive.
Additionally, for the thirteen and twenty-six weeks ended July 29, 2017, 1.4 million shares were excluded from the computation of diluted weighted average shares because the number of shares that will ultimately be issued is contingent on the Company's performance compared to pre-established performance goals which have not been achieved as of July 29, 2017.
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
Financial Assets
The following table presents the Company's financial assets measured at fair value on a recurring basis as of July 29, 2017 and January 28, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall.

	July 29, 2017
	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$141,813	$—	$—

	January 28, 2017
	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$177,551	$—	$—
The carrying amounts reflected on the unaudited Consolidated Balance Sheets for cash, cash equivalents, receivables, prepaid expenses, and payables as of July 29, 2017 and January 28, 2017 approximated their fair values.

Non-Financial Assets
The Company's non-financial assets, which include fixtures, equipment, improvements, and intangible assets, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur indicating the carrying value of these assets may not be recoverable, or annually in the case of indefinite lived intangibles, an impairment test is required. The impairment test requires the Company to estimate the fair value of the assets and compare this to the carrying value of the assets. If the fair value of the asset is less than the carrying value, then an impairment charge is recognized and the non-financial assets are recorded at fair value. The Company estimates the fair value using a discounted cash flow model. Factors used in the evaluation include, but are not limited to, management's plans for future operations, recent operating results, and projected cash flows. During the thirteen weeks ended July 29, 2017 the Company did not recognize any impairment charges. During the twenty-six weeks ended July 29, 2017, the Company recognized impairment charges of approximately $5.5 million related to its 17 Canadian stores, all of which are now closed and fully impaired. These charges are included in restructuring costs on the unaudited Consolidated Statements of Income. See Note 12 for additional discussion regarding the exit from Canada. During the thirteen and twenty-six weeks ended July 30, 2016, the Company recognized impairment charges of $0.8 million related to two stores.
5. Intangible Assets
The following table provides the significant components of intangible assets:

	July 29, 2017
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename/domain names/trademarks	$197,618	$—	$197,618
Licensing arrangements	425	245	180
	$198,043	$245	$197,798

	January 28, 2017
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename/domain names/trademarks	$197,618	$—	$197,618
Licensing arrangements	425	221	204
	$198,043	$221	$197,822
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
The Company's effective tax rate was 26.5% and 40.8% for the thirteen weeks ended July 29, 2017 and July 30, 2016, respectively. The Company’s effective tax rate was 38.6% and 39.3% for the twenty-six weeks ended July 29, 2017 and July 30, 2016, respectively. The effective tax rate for the thirteen weeks ended July 29, 2017 reflects $1.6 million of discrete tax expense related to the cumulative translation loss reclassified to earnings as part of the Canadian exit which is more fully described in Note 12. The total tax impact of the Canadian exit for the thirteen weeks ended July 29, 2017 was a $5.1 million benefit.
The effective tax rate for the twenty-six weeks ended July 29, 2017 also reflects $5.0 million of discrete tax benefit related to our exit from Canada recorded in the first quarter of 2017.  This consisted of a $7.3 million tax benefit related to the write-off of Express’ excess tax basis in its investment in Canada and a $2.3 million tax expense primarily related to an increase in the valuation allowance as a result of asset impairment. This net benefit was partially offset by discrete charges of $2.2 million related to a tax shortfall for share-based compensation during the twenty-six weeks ended July 29, 2017 and $1.2 million for a valuation allowance that was recorded against the deferred tax asset for deferred compensation.  The total deferred tax asset for deferred compensation of $11.4 million, less the estimated valuation allowance of $1.2 million, will be realized upon payout of amounts to participants in the Company's non-qualified supplemental retirement plan that was terminated in the first quarter of 2017. See Note 13 for additional information regarding the termination.
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
The initial terms of the lease arrangements for which the Company is considered the owner are expected to expire in 2023 and 2030. The net book value of landlord funded construction, replacement cost of pre-existing property, and capitalized interest in property and equipment on the unaudited Consolidated Balance Sheets was $62.0 million and $63.8 million, as of July 29, 2017 and January 28, 2017, respectively. There was also $67.5 million and $68.2 million of lease financing obligations as of July 29, 2017 and January 28, 2017, respectively, in other long-term liabilities on the unaudited Consolidated Balance Sheets.
Rent expense relating to the land is recognized on a straight-line basis over the lease term. The Company does not report rent expense for the portion of the rent payment determined to be related to the buildings which are owned for accounting purposes. Rather, this portion of the rent payment under the lease is recognized as interest expense and a reduction of the lease financing obligations.
In February 2016, the Company amended its lease arrangement with the landlord of the Times Square Flagship store. The amendment provided the landlord with the option to cancel the lease upon sufficient notice through December 31, 2016. The option was never exercised and therefore expired on December 31, 2016. In conjunction with amending the lease, the Company recognized an $11.4 million put option liability and a related offset as a discount on the lease financing obligation. The discount was amortized over the shortest period under which the landlord was able to exercise this option (60 days). This resulted in the full amortization of the $11.4 million discount during the first quarter of 2016. The amortization of the discount was recorded as interest expense. As of July 29, 2017, the put option was $8.6 million of which $7.9 million is included within other long-term liabilities on the Consolidated Balance Sheets. This amount will be amortized through interest expense over the remaining lease term.
8. Debt
A summary of the Company's financing activities are as follows:
Revolving Credit Facility
On May 20, 2015, Express Holding, LLC, a wholly-owned subsidiary of the Company ("Express Holding"), and its subsidiaries entered into an Amended and Restated $250.0 million secured Asset-Based Credit Facility ("Revolving Credit Facility"). The expiration date of the facility is May 20, 2020. As of July 29, 2017, there were no borrowings outstanding and approximately $246.8 million was available for borrowing under the Revolving Credit Facility.
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

Letters of Credit
The Company may enter into stand-by letters of credit ("stand-by LCs") on an as-needed basis to secure payment obligations for merchandise purchases and other general and administrative expenses. As of July 29, 2017 and January 28, 2017, outstanding stand-by LCs totaled $3.2 million.
9. Share-Based Compensation
The Company records the fair value of share-based payments to employees in the unaudited Consolidated Statements of Income as compensation expense, net of forfeitures, over the requisite service period.
Share-Based Compensation Plans
The following summarizes share-based compensation expense:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
	(in thousands)
Restricted stock units	$3,051	$2,695	$6,206	$6,000
Stock options	391	517	1,254	1,580
Total share-based compensation	$3,442	$3,212	$7,460	$7,580
The stock compensation related income tax benefit recognized by the Company during the thirteen and twenty-six weeks ended July 29, 2017 was $0.2 million and $2.1 million, respectively. The stock compensation related income tax benefit recognized by the Company during the thirteen and twenty-six weeks ended July 30, 2016 was $0.4 million and $5.9 million, respectively.
Stock Options
During the twenty-six weeks ended July 29, 2017, the Company granted stock options under the Company's Amended and Restated 2010 Incentive Compensation Plan (the "2010 Plan"). Stock options granted in 2017 under the 2010 Plan vest 25% per year over four years or upon reaching retirement eligibility, defined as providing ten years of service and being at least 55 years of age. These options have a ten year contractual life. The expense for stock options is recognized using the straight-line attribution method.
The Company's activity with respect to stock options during the twenty-six weeks ended July 29, 2017 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding, January 28, 2017	2,329	$18.18
Granted	493	$9.42
Exercised	—	$—
Forfeited or expired	(151)	$18.01
Outstanding, July 29, 2017	2,671	$16.57	6.1	$—
Expected to vest at July 29, 2017	745	$13.20	9.0	$—
Exercisable at July 29, 2017	1,871	$18.07	4.8	$—
The following table provides additional information regarding the Company's stock options:

	Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016
	(in thousands, except per share amounts)
Weighted average grant date fair value of options granted (per share)	$4.39	$9.50
Total intrinsic value of options exercised	$—	$536
As of July 29, 2017, there was approximately $3.1 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of approximately 1.8 years.

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
The fair value of stock options was estimated at the grant date using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016
Risk-free interest rate (1)	2.27%	1.60%
Price volatility (2)	45.53%	43.15%
Expected term (years) (3)	6.10	6.54
Dividend yield (4)	—	—

(1)	Represents the yield on U.S. Treasury securities with a term consistent with the expected term of the stock options.

(2)	Primarily based on the historical volatility of the Company's common stock over a period consistent with the expected term of the stock options.

(3)
Calculated using the midpoint scenario, which combines historical exercise data with hypothetical exercise data for outstanding options. The Company believes this data currently represents the best estimate of the expected term of granted employee stock options.

(4)	The Company does not currently plan on paying regular dividends.
Restricted Stock Units
During the twenty-six weeks ended July 29, 2017, the Company granted restricted stock units ("RSUs") under the 2010 Plan, including 0.8 million RSUs with performance conditions. The fair value of RSUs is determined based on the Company's closing stock price on the day prior to the grant date in accordance with the 2010 Plan. The expense for RSUs without performance conditions is recognized using the straight-line attribution method. The expense for RSUs with performance conditions is recognized using the graded vesting method based on the expected achievement of the performance conditions. The RSUs with performance conditions are also subject to time-based vesting. All of the RSUs granted during the twenty-six weeks ended July 29, 2017 that are earned based on the achievement of performance criteria will vest on April 15, 2020. RSUs without performance conditions vest ratably over four years.
The Company's activity with respect to RSUs, including awards with performance conditions, for the twenty-six weeks ended July 29, 2017 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value Per Share
	(in thousands, except per share amounts)
Unvested, January 28, 2017	1,683	$17.64
Granted (1)	2,112	$9.23
Performance Shares Adjustment (2)	(25)	$—
Vested	(569)	$17.22
Forfeited	(130)	$12.93
Unvested, July 29, 2017	3,071	$12.15

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

The total fair value of RSUs that vested during the twenty-six weeks ended July 29, 2017 was $9.8 million. As of July 29, 2017, there was approximately $27.5 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

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

11. Investment in Equity Interests
In the second quarter of 2016, the Company made a $10.1 million investment in Homage, LLC, a privately held retail company based in Columbus, Ohio. The non-controlling investment in the entity is being accounted for under the equity method. Under the terms of the agreement governing the investment, the Company's investment was increased by $0.5 million during the second quarter of 2017 as the result of an accrual of a non-cash preferred yield. The total $10.6 million investment is included in other assets on the unaudited Consolidated Balance Sheets.
12. Restructuring Costs
In April of 2017, Express made the decision to close all 17 of its retail stores in Canada and discontinue all operations through its Canadian subsidiary, Express Fashion Apparel Canada Inc. ("Express Canada"). In connection with the plan to close all of its Canadian stores, on May 4, 2017, certain of Express, Inc.’s Canadian subsidiaries filed an application with the Ontario Superior Court of Justice (Commercial List) in Toronto seeking protection for Express, Inc.’s Canadian subsidiaries under the Companies’ Creditors Arrangement Act in Canada (the "Filing") and the appointment of a monitor to oversee the liquidation and wind-down process. Express Canada began conducting store closing liquidation sales in the middle of May and closed all of its Canadian stores in June of 2017.

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

Exit Costs

As of May 4, 2017, the date of the Filing, the Company no longer had a controlling interest in the Canadian subsidiaries and therefore it deconsolidated the Canadian operations from the Company's consolidated financial statements as of such date. In addition to the impairment charges noted above, during the first quarter of 2017 the Company also incurred $0.8 million in restructuring costs for professional fees. During the second quarter of 2017, the Company recorded additional restructuring costs of $16.3 million. In addition, the Company recorded a lower of cost or market adjustment in the amount of $1.3 million in cost of goods sold on the unaudited Consolidated Statements of Income related to inventory on hand specifically related to Canada. See Note 6 for the income tax impact of the discontinuation of Canadian operations.

The following provides additional detail regarding the restructuring costs incurred in the second quarter as well as a roll-forward of the amounts accrued:

	Accrual as of April 29, 2017	Second Quarter Expense	Second Quarter Amounts Paid	Accrual as of July 29, 2017
	(in thousands)
Professional fees	$463	$268	$(603)	$128
Write-off of investment in Express Canada		6,467
Lease related accruals	—	5,400	—	5,400
Cumulative translation loss reclassed to earnings	—	4,205	—	—
	463	16,340	(603)	5,528

In addition to the amounts paid in the second quarter as noted in the preceding table, the Company incurred a cash loss in the amount of $9.2 million. This amount reflected the cash and cash equivalents balance held by Express Canada at the time of deconsolidation and is a component of the write-off of the investment in Express Canada.

The Company does not expect to incur significant additional restructuring costs and expects to make the majority of the remaining cash payments within the next 12 months.

13. Retirement Benefits
Certain eligible employees participate in a non-qualified supplemental retirement plan (the “Non-Qualified Plan”) sponsored by the Company. In the first quarter of 2017, the Company elected to terminate the Non-Qualified Plan effective March 31, 2017. Outstanding participant balances are expected to be distributed via lump sum after a 12-month waiting period per IRS regulations regarding distributions from supplemental nonqualified plans. Interest will continue to accrue on outstanding balances until such distributions are made. As a result of this decision, the liability associated with this plan was reclassified from other long-term liabilities to accrued expenses in 2017. The balance was $25.9 million as of July 29, 2017. The Company continues to sponsor a qualified defined contribution retirement plan for eligible employees.
14. Subsequent Events
On August 28, 2017, the Company amended its existing Private Label Credit Card Program Agreement (the “Amendment”) with Comenity Bank (the “Bank”) to extend the term of the arrangement through December 31, 2024 (as amended, the “Agreement”).
Pursuant to the Agreement, Bank continues to have the exclusive right to provide private label credit cards to Company’s customers. In connection with the Amendment, the Bank has agreed to pay the Company (1) a $20.0 million dollar refundable payment which the Company will recognize upon receipt as deferred revenue in the consolidated balance sheet and recognize into income on a straight-line basis commencing in January of 2018 over the term of the Agreement within the other revenue component of net sales, and (2) a total of $7.1 million in non-refundable payments during the remainder of fiscal year 2017 intended to offset certain marketing and other costs related to the private label credit card program. The Company currently expects to recognize the $7.1 million in the third and fourth quarter of 2017 as costs are incurred. The Company will recognize any amounts received in excess of such costs on a straight-line basis over the term of the Agreement.
In addition to these payments, the Company will continue to receive amounts from the Bank during the term of the Agreement based on a percentage of private label credit card sales and is also eligible to receive incentive payments for the achievement of certain performance targets and reimbursement for certain costs.

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

Q2 2017 vs. Q2 2016
•
Net sales decreased 5% to $478.5 million
•
Comparable sales decreased 4%
•
Comparable sales (excluding e-commerce sales) decreased 10%
•
E-commerce sales increased 28% to $90.0 million
•
Gross margin percentage decreased 240 basis points, to 27.5%
•
Operating income decreased $33.8 million to a loss of $15.9 million, which includes $17.6 million in costs related to the exit of Canada
•
Net loss of $11.8 million, a $21.9 million decrease, which includes a net impact of $12.5 million related to the exit of Canada
•
Diluted earnings per share (EPS) was a loss of $0.15

The following charts show key performance metrics for the second quarter of 2017 compared to the second quarter of 2016:
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

Increasing Brand Awareness And Elevating Our Customer Experience. We are focused on improving the effectiveness of our marketing spend to increase brand awareness and familiarity, customer traffic in-store and online, and purchase intent. We are also working to elevate our customer experience through a refreshed customer loyalty program and omni-channel initiatives, such as ship-from-store and buy online pick-up in store.

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

Investing In The Growth And Development Of Our People.  We are committed to ensuring that we continue to attract and retain the talent necessary to achieve our strategic objectives. We remain focused on cultivating a strong corporate culture, based on corporate values, and providing professional development opportunities.

Second quarter 2017 update
Store Productivity
In the second quarter of 2017, comparable sales (excluding e-commerce sales) decreased 10%. We believe this decrease was primarily driven by the following:
•
Decreased traffic at our stores as a result of shifting consumer shopping patterns which are leading to continued traffic challenges in malls; and
•
Increased promotional activity at the stores.

Real Estate Optimization
As of July 29, 2017, we operated 635 stores, including 132 factory outlet stores.

Second quarter of 2017 store openings and closures:
•
Opened 23 new factory outlet stores in the U.S., including 19 that were converted from retail locations.
•
Closed 23 retail stores in the U.S., including 19 that were converted to outlet locations.
•
Closed all 17 Canadian retail stores.

Expectations for the remainder of 2017:
•
Open 10 factory outlet stores, 2 of which will be converted from existing retail locations.
•
Close 9 U.S. retail stores, 2 of which will be converted to outlet locations.

E-Commerce
In the second quarter of 2017, our e-commerce sales increased 28% compared to the second quarter of 2016. The increase was primarily driven by:
•
The shift in customer shopping patterns towards e-commerce and mobile;
•
Expanded sizing and assortments online; and
•
Enhancements to the overall online experience through improved functionality and speed.

E-commerce sales represented 19% of our total net sales in the second quarter of 2017 compared to 14% in the second quarter of 2016.

Progress Against Other Key Initiatives
•
Cost Savings Initiatives. In 2016, we announced cost savings opportunities of $44 to $54 million that we expected to realize through 2019. We remain on target to achieve $20 million in cost savings in 2017.
•
Increasing Brand Awareness. In early 2017, we introduced a new brand architecture focusing on the individual style of our customers. Our marketing efforts are now more holistic and leverage a bigger brand message more consistently across all of our platforms.
•
Elevating our Customer Experience. In the second quarter of 2017, we launched "ship from store". We believe this will allow us to leverage store inventories and maximize sales of products not available through our e-commerce fulfillment center. In addition, we completed the final phase of the Express NEXT relaunch, which we believe will play an important role in driving customer acquisition and retention.

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

Results of Operations
The Second Quarter of 2017 Compared to the Second Quarter of 2016
Net Sales

	Thirteen Weeks Ended
	July 29, 2017	July 30, 2016
Net sales (in thousands)	$478,536	$504,767
Comparable sales percentage change	(4)%	(8)%
Comparable sales percentage change (excluding e-commerce sales)	(10)%	(9)%
Gross square footage at end of period (in thousands)	5,441	5,591
Number of:
Stores open at beginning of period	652	643
New retail stores	—	—
New outlet stores	23	9
Retail stores converted to outlets	(19)	(3)
Closed stores	(21)	(1)
Stores open at end of period	635	648

Net sales decreased approximately $26.2 million compared to the second quarter of 2016. Comparable sales decreased 4% in the second quarter of 2017 compared to the second quarter of 2016. The decrease in comparable sales resulted primarily from a decrease in transactions and in-store average dollar sales per transaction. We attribute these decreases to decreased traffic at our stores due in part to decreases in mall traffic overall. In addition, there was a decrease in Other Revenue of approximately $5.7 million. This decrease was the result of the timing of the sell off of marked out of stock inventory. In the prior year, the inventory was sold in the second quarter whereas in the current year it was sold in the first quarter. These decreases were partially offset by an increase in e-commerce sales which resulted from the aforementioned shift in consumer shopping patterns, a more expanded assortment online, and continued improvements to the online experience.

Gross Profit
The following table shows cost of goods sold, buying and occupancy costs, gross profit in dollars, and gross margin percentage for the stated periods:

	Thirteen Weeks Ended
	July 29, 2017	July 30, 2016
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$347,066	$353,848
Gross profit	$131,470	$150,919
Gross margin percentage	27.5%	29.9%
The 240 basis point decrease in gross margin percentage, or gross profit as a percentage of net sales, in the second quarter of 2017 compared to the second quarter of 2016 was comprised of a 120 basis point decrease in merchandise margin and a 120 basis point increase in buying and occupancy costs as a percentage of net sales. The decrease in merchandise margin was driven by the highly promotional retail environment as well as the $1.3 million inventory adjustment related to the Canadian exit. The increase in buying and occupancy costs as a percentage of sales was primarily the result of the deleveraging effect of the decrease in sales.
Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	Thirteen Weeks Ended
	July 29, 2017	July 30, 2016
	(in thousands, except percentages)
Selling, general, and administrative expenses	$131,736	$133,152
Selling, general, and administrative expenses, as a percentage of net sales	27.5%	26.4%
The $1.4 million decrease in selling, general, and administrative expenses in the second quarter of 2017 as compared to the second quarter of 2016 was primarily the result of decreases across various expense categories primarily driven by a decrease in store related payroll costs, partially offset by an increase in depreciation expense related to new information technology systems and e-commerce technology.
Restructuring Costs
The following table shows restructuring costs for the stated periods:

	Thirteen Weeks Ended
	July 29, 2017	July 30, 2016
	(in thousands, except percentages)
Restructuring costs	$16,340	$—
Restructuring costs represent the costs incurred related to the exit of our Canadian business. These costs include a $6.4 million write off of the investment in Express Canada, $5.4 million in lease related accruals, $4.2 million related to the reclassification into earnings of the cumulative translation loss, and approximately $0.3 million in professional fees.
Income Tax Expense
The following table shows income tax expense in dollars for the stated periods:

	Thirteen Weeks Ended
	July 29, 2017	July 30, 2016
	(in thousands)
Income tax (benefit)/expense	$(4,251)	$7,000

The effective tax rate was 26.5% for the thirteen weeks ended July 29, 2017 compared to 40.8% for the thirteen weeks ended July 30, 2016. The effective tax rate for the thirteen weeks ended July 29, 2017 includes a tax benefit of $5.1 million related to the exit of Canada. Refer to Note 12 of the unaudited Consolidated Financial Statements for additional information.
We anticipate that our effective tax rate, excluding discrete items, will be approximately 41% in 2017.
The Twenty-Six Weeks Ended July 29, 2017 Compared to the Twenty-Six Weeks Ended July 30, 2016
Net Sales

	Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016
Net sales (in thousands)	$945,565	$1,007,676
Comparable sales percentage change	(7)%	(6)%
Comparable sales percentage change (excluding e-commerce sales)	(13)%	(6)%
Gross square footage at end of period (in thousands)	5,441	5,591
Number of:
Stores open at beginning of period	656	653
New retail stores	—	—
New outlet stores	28	13
Retail stores converted to outlets	(19)	(3)
Closed stores	(30)	(15)
Stores open at end of period	635	648

Net sales decreased approximately $62.1 million compared to the twenty-six weeks ended July 30, 2016. Comparable sales decreased 7% in the twenty-six weeks ended July 29, 2017 compared to the twenty-six weeks ended July 30, 2016. The decrease in comparable sales resulted primarily from a decrease in transactions and in-store average dollar sales per transaction. We attribute these decreases to decreased traffic at our stores due in part to decreases in mall traffic overall. This was partially offset by an increase in e-commerce sales which resulted from the aforementioned shift in consumer shopping patterns and a more expanded assortment online. Non-comparable sales increased $6.7 million, driven primarily by new outlet store openings partially offset by retail store closings.

Gross Profit
The following table shows cost of goods sold, buying and occupancy costs, gross profit in dollars, and gross margin percentage for the stated periods:

	Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$687,097	$689,009
Gross profit	$258,468	$318,667
Gross margin percentage	27.3%	31.6%
The 430 basis point decrease in gross margin percentage, or gross profit as a percentage of net sales, in the twenty-six weeks ended July 29, 2017 compared to the twenty-six weeks ended July 30, 2016 was comprised of a 250 basis point decrease in merchandise margin and a 180 basis point increase in buying and occupancy costs as a percentage of net sales. The decrease in merchandise margin was driven by a highly promotional retail environment. The increase in buying and occupancy costs as a percentage of sales was primarily the result of the deleveraging effect of the decrease in sales.
Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016
	(in thousands, except percentages)
Selling, general, and administrative expenses	$261,808	$268,914
Selling, general, and administrative expenses, as a percentage of net sales	27.7%	26.7%
The $7.1 million decrease in selling, general, and administrative expenses in the twenty-six weeks ended July 29, 2017 as compared to the twenty-six weeks ended July 30, 2016 was primarily the result of decreased payroll related expenses of approximately $6.0 million. The reduction in payroll expenses was primarily related to decreases in incentive compensation, store payroll, and performance-based RSU estimates resulting from decreased business performance.
Restructuring Costs
The following table shows restructuring costs for the stated periods:

	Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016
	(in thousands, except percentages)
Restructuring costs	$22,611	$—
Restructuring costs represent the costs incurred related to the exit of our Canadian business. These costs include a $6.4 million write off of the investment in Express Canada, $5.5 million in impairment charges, $5.4 million in lease related accruals, $4.2 million related to the write-off of the cumulative translation loss, and approximately $1.1 million in professional fees for the twenty-six weeks ended July 29, 2017.
Interest Expense, Net
The following table shows interest expense, net in dollars for the stated periods:

	Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016
	(in thousands)
Interest expense, net	$1,493	$12,278

The $10.8 million decrease in interest expense, net was the result of the amortization of the debt discount related to the lease financing obligation associated with the amendment to our Times Square store lease agreement in the first quarter of 2016.
Income Tax Expense
The following table shows income tax expense in dollars for the stated periods:

	Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016
	(in thousands)
Income tax expense	$(10,251)	$14,898
The effective tax rate was 38.6% for the twenty-six weeks ended July 29, 2017 compared to 39.3% for the twenty-six weeks ended July 30, 2016. The effective tax rate for the twenty-six weeks ended July 29, 2017 includes a tax benefit of approximately $7.3 million related to the write-off of Express’ excess tax basis in its investment in Express Canada and a $5.1 million benefit related to the exit of Canada. These benefits were partially offset by $2.3 million in tax expense primarily related to an increase in the valuation allowance as a result of Canadian asset impairments. Refer to Note 12 of the unaudited Consolidated Financial Statements for additional information regarding the exit of Canada. In addition, the tax benefits were also partially offset by tax expense of $3.2 million related to certain discrete items recognized in the first quarter of 2017.
We anticipate that our effective tax rate, excluding discrete items, will be approximately 41% in 2017.
Non-GAAP Financial Measures
The following table presents adjusted operating (loss)/income, adjusted net (loss)/income and adjusted diluted earnings per share, each non-GAAP financial measures, and operating (loss)/income, net (loss)/income, and diluted earnings per share, the most closely related GAAP measures, for the stated periods. Adjusted operating (loss)/income, adjusted net (loss)/income, and adjusted diluted earnings per share eliminate the impact of the exit of our Canadian business in 2017 and the non-core operating costs incurred in connection with the amendment to the Times Square Flagship store lease in the first quarter of 2016:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016		July 29, 2017	July 30, 2016
	(in thousands, except per share amounts)
Operating (Loss)/Income	$(15,882)	$17,887		$(25,628)	$49,708
Adjusted Operating (Loss)/Income	$1,740	$17,887	*	$(1,735)	$49,708	*
Net (Loss)/Income	$(11,802)	$10,144		$(16,333)	$23,026
Adjusted Net (Loss)/Income	$746	$10,144	*	$(4,811)	$29,952
Diluted Earnings Per Share	$(0.15)	$0.13		$(0.21)	$0.29
Adjusted Diluted Earnings Per Share	$0.01	$0.13	*	$(0.06)	$0.38
*No adjustments were made to operating income, net income, or diluted earnings per share for the thirteen weeks ended July 30, 2016 nor to operating income for the thirteen or twenty-six weeks ended July 30, 2016.
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
The table below reconciles the non-GAAP financial measures, adjusted operating loss, adjusted net loss, and adjusted diluted earnings per share, with the most directly comparable GAAP financial measures, operating loss, net loss, and diluted earnings per share for the thirteen and twenty-six weeks ended July 29, 2017.

	Thirteen Weeks Ended July 29, 2017
(in thousands, except per share amounts)	Operating (Loss)/Income	Net (Loss)/Income	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$(15,882)	$(11,802)	$(0.15)	78,786
Impact of Canadian Exit (a)	17,622	17,622	0.22
Income Tax Benefit - Canadian Exit	—	(5,074)	(0.06)
	$1,740	$746	$0.01	78,810	(b)

(a)	Includes $16.3 million in restructuring costs and an additional $1.3 million in inventory adjustments related to the Canadian exit.

(b)
Weighted average diluted shares outstanding for purpose of calculating adjusted diluted earnings per share includes the dilutive effect of share-based awards as determined under the treasury stock method.

	Twenty-Six Weeks Ended July 29, 2017
(in thousands, except per share amounts)	Operating Loss	Net Loss	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$(25,628)	$(16,333)	$(0.21)	78,616
Impact of Canadian Exit (a)	23,893	23,893	0.30
Income Tax Benefit - Canadian Exit	—	(12,371)	(0.16)
	$(1,735)	$(4,811)	$(0.06)

(a)	Includes $22.6 million in restructuring costs and an additional $1.3 million in inventory adjustments related to the Canadian exit.
The table below reconciles the non-GAAP financial measures, adjusted net income and adjusted diluted earnings per share, with the most directly comparable GAAP financial measures, net income and diluted earnings per share for the first quarter of 2016.

	Twenty-Six Weeks Ended July 30, 2016
(in thousands, except per share amounts)	Net Income	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$23,026	$0.29	79,429
Interest Expense (a)	11,354	0.14
Income Tax Benefit (b)	(4,428)	(0.06)
Adjusted Non-GAAP Measure	$29,952	$0.38

(a)	Represents non-core items related to the amendment of the Times Square Flagship store lease discussed in Note 7 of our unaudited Consolidated Financial Statements.

(b)	Represents the tax impact of the interest expense adjustment at our statutory rate of approximately 39% for the thirteen weeks ended April 30, 2016.

Liquidity and Capital Resources
A summary of cash provided by or used in operating, investing, and financing activities is shown in the following table:

	Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016
	(in thousands)
Provided by operating activities	$10,201	$46,149
Used in investing activities	(39,386)	(60,509)
Used in financing activities	(4,437)	(54,023)
Decrease in cash and cash equivalents	(34,059)	(67,339)
Cash and cash equivalents at end of period	$173,314	$119,564
Our business relies on cash flows from operations as our primary source of liquidity, with the majority of those cash flows being generated in the fourth quarter of the year. Our primary operating cash needs are for merchandise inventories, payroll, store rent, and marketing. For the twenty-six weeks ended July 29, 2017, our cash flows provided by operating activities were $10.2 million compared to $46.1 million in cash flows used in operating activities for the twenty-six weeks ended July 30, 2016. The decrease in cash flows from operating activities for the twenty-six weeks ended July 29, 2017 was primarily driven by the decreased performance of the business in 2017 and the resulting decline in net income.
In addition to cash flows from operations, we have access to additional liquidity, if needed, through borrowings under our Revolving Credit Facility. As of July 29, 2017, we had $246.8 million available for borrowing under our Revolving Credit Facility. Refer to Note 8 of our unaudited Consolidated Financial Statements for additional information on our Revolving Credit Facility.
We also use cash for capital expenditures and financing transactions. For the twenty-six weeks ended July 29, 2017, we had capital expenditures of approximately $30.2 million. These relate primarily to store remodels, new outlet stores, and information technology projects to support our strategic business initiatives. We expect capital expenditures for the remainder of 2017 to be approximately $30 million to $35 million, primarily driven by investments in information technology, new store construction, and store remodels. These capital expenditures do not include the impact of landlord allowances, which are expected to be approximately $3 million for the remainder of 2017. In addition to capital expenditures we also incurred a cash loss upon the deconsolidation of Canada in the amount of $9.2 million, which represented the balance of cash and cash equivalents in our Canadian subsidiary at the time of deconsolidation.
In addition to the cash uses noted previously, we repurchased 3.2 million shares of our common stock under a previously existing stock repurchase program for an aggregate amount equal to $51.5 million, including commissions, during the twenty-six weeks ended July 30, 2016.
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
As described further in Note 14 of the unaudited Consolidated Financial Statements, we anticipate receiving approximately $27.1 million dollars in the second half of 2017 as a result of an agreement to extend our private label credit card arrangement with Comenity Bank.
Contractual Obligations
Our contractual obligations and other commercial commitments did not change materially between January 28, 2017 and July 29, 2017. For additional information regarding our contractual obligations as of January 28, 2017, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 28, 2017.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our Revolving Credit Facility bears interest at variable rates, however, we did not borrow any amounts under the Revolving Credit Facility during the twenty-six weeks ended July 29, 2017. Changes in interest rates are not expected to have a material impact on our future earnings or cash flows given our limited exposure to such changes.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 29, 2017.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the second quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS.
Information relating to legal proceedings is set forth in Note 10 to our unaudited Consolidated Financial Statements included in Part I of this Quarterly Report and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.
In addition to the other information set forth in this Quarterly Report, careful consideration should be given to the risk factors set forth in "Item 1A. Risk Factors", of our Annual Report on Form 10-K for the year ended January 28, 2017, any of which could materially affect our business, operations, financial position, stock price, or future results. The risks described herein and in our Annual Report on Form 10-K for the year ended January 28, 2017, are important to an understanding of the statements made in this Quarterly Report, in our other filings with the SEC, and in any other discussion of our business. These risk factors, which contain forward-looking information, should be read in conjunction with 'Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations', and the unaudited Consolidated Financial Statements and related notes included in this Quarterly Report.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding the purchase of shares of our common stock made by or on behalf of the Company or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during each month of the quarterly period ended July 29, 2017:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
	(in thousands, except per share amounts)
April 30, 2017 - May 27, 2017	1	$8.14	—	$—
May 28, 2017 - July 1, 2017	1	$6.79	—	$—
July 2, 2017 - July 29, 2017	2	$6.33	—	$—
Total	4		—
(1) Includes shares purchased in connection with employee tax withholding obligations under the 2010 Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
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

Date:	September 6, 2017	EXPRESS, INC.

		By:	/s/ Periclis Pericleous
Periclis Pericleous
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)