Form 10-Q
period 2017-10-28
EXPRESS, INC.
filed 2017-12-06
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 28, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock was 78,808,226 as of November 25, 2017.

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

Information Technology Risks such as:

•	the failure or breach of information systems upon which we rely; and

•	our ability to protect our customer data from fraud and theft.
Financial Risks such as:

•	our substantial lease obligations;

•	restrictions imposed on us under the terms of our asset-based loan facility, including restrictions on our ability to repurchase shares of our common stock;

•	impairment charges on long-lived assets;

•	claims made against us resulting in litigation or changes in laws and regulations applicable to our business;

•	our inability to protect our trademarks or other intellectual property rights that may preclude the use of our trademarks or other intellectual property around the world;

•	changes in tax requirements, results of tax audits, and other factors that may cause fluctuations in our effective tax rate; and

•	our failure to maintain adequate internal controls.
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
EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	October 28, 2017	January 28, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$198,294	$207,373
Receivables, net	16,023	15,787
Inventories	342,696	241,424
Prepaid minimum rent	30,831	31,626
Other	29,366	17,923
Total current assets	617,210	514,133

PROPERTY AND EQUIPMENT	1,039,197	1,029,176
Less: accumulated depreciation	(617,958)	(577,890)
Property and equipment, net	421,239	451,286

TRADENAME/DOMAIN NAMES/TRADEMARKS	197,618	197,618
DEFERRED TAX ASSETS	7,749	7,926
OTHER ASSETS	13,161	14,226
Total assets	$1,256,977	$1,185,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$229,339	$172,668
Deferred revenue	21,579	29,428
Accrued expenses	117,775	80,301
Total current liabilities	368,693	282,397

DEFERRED LEASE CREDITS	140,350	146,328
OTHER LONG-TERM LIABILITIES	108,970	120,777
Total liabilities	618,013	549,502

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 92,637 shares and 92,063 shares issued at October 28, 2017 and January 28, 2017, respectively, and 78,805 shares and 78,422 shares outstanding at October 28, 2017 and January 28, 2017, respectively	926	921
Additional paid-in capital	196,201	185,097
Accumulated other comprehensive loss	—	(3,803)
Retained earnings	680,653	690,715
Treasury stock – at average cost; 13,832 shares and 13,641 shares at October 28, 2017 and January 28, 2017, respectively	(238,816)	(237,243)
Total stockholders’ equity	638,964	635,687
Total liabilities and stockholders’ equity	$1,256,977	$1,185,189
See Notes to Unaudited Consolidated Financial Statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
NET SALES	$498,651	$506,090	$1,444,216	$1,513,766
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	349,850	354,373	1,036,947	1,043,382
Gross profit	148,801	151,717	407,269	470,384
OPERATING EXPENSES:
Selling, general, and administrative expenses	137,721	136,633	399,529	405,547
Restructuring costs	258	—	22,869	—
Other operating (income) expense, net	(341)	(17)	(664)	28
Total operating expenses	137,638	136,616	421,734	405,575

OPERATING INCOME/(LOSS)	11,163	15,101	(14,465)	64,809

INTEREST EXPENSE, NET	577	567	2,070	12,845
OTHER LOSS/(INCOME), NET	—	90	(537)	(404)
INCOME/(LOSS) BEFORE INCOME TAXES	10,586	14,444	(15,998)	52,368
INCOME TAX EXPENSE/(BENEFIT)	4,316	2,827	(5,935)	17,725
NET INCOME/(LOSS)	$6,270	$11,617	$(10,063)	$34,643

OTHER COMPREHENSIVE INCOME:
Foreign currency translation (loss)/gain	$—	$(367)	$(402)	$615
Amount reclassified to earnings	—	—	4,205	—
Other Comprehensive (Loss) Income	$—	$(367)	$3,803	$615
COMPREHENSIVE INCOME/(LOSS)	$6,270	$11,250	$(6,260)	$35,258

EARNINGS PER SHARE:
Basic	$0.08	$0.15	$(0.13)	$0.44
Diluted	$0.08	$0.15	$(0.13)	$0.44

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	78,805	78,401	78,679	78,754
Diluted	78,890	78,595	78,679	79,151
See Notes to Unaudited Consolidated Financial Statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(10,063)	$34,643
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	67,852	58,960
Loss on disposal of property and equipment	1,323	907
Impairment charge	5,479	829
Amortization of lease financing obligation discount	—	11,354
Loss on deconsolidation of Canada	10,672	—
Share-based compensation	11,110	10,783
Deferred taxes	1,210	(385)
Landlord allowance amortization	(9,779)	(8,345)
Other non-cash adjustments	(500)	—
Changes in operating assets and liabilities:
Receivables, net	(660)	5,883
Inventories	(105,379)	(86,468)
Accounts payable, deferred revenue, and accrued expenses	61,797	28,749
Other assets and liabilities	14,612	2,954
Net cash provided by operating activities	47,674	59,864

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(42,207)	(80,900)
Decrease in cash and cash equivalents resulting from deconsolidation of Canada	(9,232)	—
Purchase of intangible assets	—	(21)
Investment in equity interests	—	(10,133)
Net cash used in investing activities	(51,439)	(91,054)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lease financing obligations	(1,262)	(1,186)
Repayments of financing arrangements	(2,040)	—
Proceeds from exercise of stock options	—	2,735
Repurchase of common stock under share repurchase program	—	(51,538)
Repurchase of common stock for tax withholding obligations	(1,574)	(4,498)
Net cash used in financing activities	(4,876)	(54,487)

EFFECT OF EXCHANGE RATE ON CASH	(438)	629

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,079)	(85,048)
CASH AND CASH EQUIVALENTS, Beginning of period	207,373	186,903
CASH AND CASH EQUIVALENTS, End of period	$198,294	$101,855
See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements
1. Description of Business and Basis of Presentation
Business Description
Express, Inc., together with its subsidiaries ("Express" or the "Company"), is a specialty retailer of women's and men's apparel and accessories, targeting the 20 to 30 year old customer. Express merchandise is sold through retail and factory outlet stores and the Company's e-commerce website, www.express.com, as well as its mobile app. As of October 28, 2017, Express operated 499 primarily mall-based retail stores in the United States and Puerto Rico as well as 141 factory outlet stores. Additionally, as of October 28, 2017, the Company earned revenue from 17 franchise stores in Latin America. These franchise stores are operated by franchisees pursuant to franchise agreements. Under the franchise agreements, the franchisees operate stand-alone Express stores that sell Express-branded apparel and accessories purchased directly from the Company.
On May 4, 2017, Express announced its intention to exit the Canadian market and Express Fashion Apparel Canada Inc. and one of its wholly-owned subsidiaries filed for protection in Canada under the Companies' Creditors Arrangement Act (CCAA) with the Ontario Superior Court of Justice in Toronto. As of May 4, 2017, Canadian retail operations were deconsolidated from the Company's financial statements. Canadian financial results prior to May 4, 2017 are included in the Company's consolidated financial statements. See Note 12 for additional information.

Fiscal Year
The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. References herein to "2017" and "2016" represent the 53-week period ended February 3, 2018 and the 52-week period ended January 28, 2017. All references herein to "the third quarter of 2017" and "the third quarter of 2016" represent the thirteen weeks ended October 28, 2017 and October 29, 2016, respectively.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)," and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 to annual and interim reporting periods beginning after December 15, 2017 with early application permitted for annual and interim reporting periods beginning after December 15, 2016. The Company will adopt ASU 2014-09 in the first quarter of fiscal 2018 and expects to use the full retrospective method. While the Company continues to evaluate the impact that adopting this standard will have on its consolidated financial statements, it currently expects that the adoption will primarily impact the accounting for points earned under the Company's customer loyalty program and the timing of revenue recognition for e-commerce sales. Neither of these changes is expected to have a material effect on the Company's financial position; however there are enhanced disclosure requirements under this standard.
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
The following is information regarding the Company's major product categories and sales channels:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
	(in thousands)		(in thousands)
Apparel	$439,068	$446,999	$1,269,079	$1,327,090
Accessories and other	50,955	51,301	148,626	157,963
Other revenue	8,628	7,790	26,511	28,713
Total net sales	$498,651	$506,090	$1,444,216	$1,513,766

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
	(in thousands)		(in thousands)
Stores	$371,847	$401,963	$1,112,002	$1,241,669
E-commerce	118,176	96,337	305,703	243,384
Other revenue	8,628	7,790	26,511	28,713
Total net sales	$498,651	$506,090	$1,444,216	$1,513,766
Other revenue consists primarily of sell-off revenue related to mark-out-of-stock inventory sales to third parties, shipping and handling revenue related to e-commerce activity, and revenue from franchise agreements.
Revenue and long-lived assets relating to the Company's international operations for the thirteen and thirty-nine weeks ended October 28, 2017 and October 29, 2016, respectively, were not material for any period presented and, therefore, are not reported separately from domestic revenue or long-lived assets.

3. Earnings Per Share
The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
	(in thousands)
Weighted-average shares - basic	78,805	78,401	78,679	78,754
Dilutive effect of stock options and restricted stock units	85	194	—	397
Weighted-average shares - diluted	78,890	78,595	78,679	79,151
Equity awards representing 4.2 million and 4.6 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen and thirty-nine weeks ended October 28, 2017, respectively, as the inclusion of these awards would have been anti-dilutive. Equity awards representing 3.6 million and 4.0 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen and thirty-nine weeks ended October 29, 2016, respectively, as the inclusion of these awards would have been anti-dilutive.
Additionally, for the thirteen and thirty-nine weeks ended October 28, 2017, 1.4 million shares were excluded from the computation of diluted weighted average shares because the number of shares that will ultimately be issued is contingent on the Company's performance compared to pre-established performance goals which have not been achieved as of October 28, 2017.
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
Financial Assets
The following table presents the Company's financial assets, recorded in cash and cash equivalents on the unaudited Consolidated Balance Sheet, measured at fair value on a recurring basis as of October 28, 2017 and January 28, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall.

	October 28, 2017
	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$116,914	$—	$—
Commercial paper	—	59,916	—
	$116,914	$59,916	$—

	January 28, 2017
	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$177,551	$—	$—
Cash and cash equivalents include investments in money market funds, commercial paper with a maturity at the time of purchase of less than 90 days, payments due from banks for third-party credit and debit card transactions for up to five days of sales, cash on hand, and deposits with financial institutions. The money market funds are valued based on quoted market prices in active markets. The commercial paper is valued based on other observable inputs for those securities based on information provided by independent third party entity.
The carrying amounts reflected on the unaudited Consolidated Balance Sheets for the remaining cash and cash equivalents, receivables, prepaid expenses, and payables as of October 28, 2017 and January 28, 2017 approximated their fair values.
Non-Financial Assets
The Company's non-financial assets, which include fixtures, equipment, improvements, and intangible assets, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur indicating the carrying value of these assets may not be recoverable, or annually in the case of indefinite lived intangibles, an impairment test is required. The impairment test requires the Company to estimate the fair value of the assets and compare this to the carrying value of the assets. If the fair value of the asset is less than the carrying value, then an impairment charge is recognized and the non-financial assets are recorded at fair value. The Company estimates the fair value using a discounted cash flow model. Factors used in the evaluation include, but are not limited to, management's plans for future operations, recent operating results, and projected cash flows. During the thirteen weeks ended October 28, 2017 the Company did not recognize any impairment charges. During the thirty-nine weeks ended October 28, 2017, the Company recognized impairment charges of approximately $5.5 million related to its 17 Canadian stores, all of which are now closed and fully impaired. These charges are included in restructuring costs on the unaudited Consolidated Statements of Income. See Note 12 for additional discussion regarding the exit from Canada. During the thirteen and thirty-nine weeks ended October 29, 2016, the Company recognized impairment charges of $0.8 million related to two Canadian stores.
5. Intangible Assets
The following table provides the significant components of intangible assets:

	October 28, 2017
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename/domain names/trademarks	$197,618	$—	$197,618
Licensing arrangements	425	257	168
	$198,043	$257	$197,786

	January 28, 2017
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename/domain names/trademarks	$197,618	$—	$197,618
Licensing arrangements	425	221	204
	$198,043	$221	$197,822
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
The Company's effective tax rate was 40.8% and 19.6% for the thirteen weeks ended October 28, 2017 and October 29, 2016, respectively. The Company’s effective tax rate was 37.1% and 33.8% for the thirty-nine weeks ended October 28, 2017 and October 29, 2016, respectively.

The effective tax rate for the thirty-nine weeks ended October 28, 2017 reflects $3.4 million of discrete tax benefit related to the exit from Canada.  This consisted of a $7.3 million tax benefit related to the write-off of Express’ excess tax basis in its investment in Canada, a $2.3 million tax expense primarily related to an increase in the valuation allowance as a result of asset impairment, and $1.6 million of discrete tax expense related to the cumulative translation loss reclassified to earnings as part of the Canadian exit which is more fully described in Note 12. This net benefit was partially offset by discrete charges of $2.5 million related to a tax shortfall for share-based compensation during the thirty-nine weeks ended October 28, 2017 and $1.2 million for a valuation allowance that was recorded against the deferred tax asset for deferred compensation.  The total deferred tax asset for deferred compensation of $11.4 million, less the estimated valuation allowance of $1.2 million, will be realized upon payout of amounts to participants in the Company's non-qualified supplemental retirement plan (the “Non-Qualified Plan”) that was terminated in the first quarter of 2017. See Note 13 for additional information regarding the termination.
The effective tax rates for the thirteen and thirty-nine weeks ended October 29, 2016 include a net discrete tax benefit of $2.9 million. This tax benefit is the result of a $7.1 million tax benefit attributable to the release of a reserve for uncertain tax positions as a result of the expiration of the associated statute of limitations, partially offset by an increase in tax expense of $4.2 million related to the expiration of certain unexercised stock options previously held by the former Chairman of the Company’s Board of Directors.

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
The initial terms of the lease arrangements for which the Company is considered the owner are expected to expire in 2023 and 2029. The net book value of landlord funded construction, replacement cost of pre-existing property, and capitalized interest in property and equipment on the unaudited Consolidated Balance Sheets was $61.1 million and $63.8 million, as of October 28, 2017 and January 28, 2017, respectively. There was also $67.1 million and $68.2 million of lease financing obligations as of October 28, 2017 and January 28, 2017, respectively, in other long-term liabilities on the unaudited Consolidated Balance Sheets.
Rent expense relating to the land is recognized on a straight-line basis over the lease term. The Company does not report rent expense for the portion of the rent payment determined to be related to the buildings which are owned for accounting purposes. Rather, this portion of the rent payment under the lease is recognized as interest expense and a reduction of the lease financing obligations.
In February 2016, the Company amended its lease arrangement with the landlord of the Times Square Flagship store. The amendment provided the landlord with the option to cancel the lease upon sufficient notice through December 31, 2016. The option was never exercised and therefore expired on December 31, 2016. In conjunction with amending the lease, the Company recognized an $11.4 million put option liability and a related offset as a discount on the lease financing obligation. The discount was amortized over the shortest period under which the landlord was able to exercise this option (60 days). This resulted in the full amortization of the $11.4 million discount during the first quarter of 2016. The amortization of the discount was recorded as interest expense. As of October 28, 2017, the put option was $8.5 million of which $7.7 million is included within other long-term liabilities on the Consolidated Balance Sheets. This amount will be amortized through interest expense over the remaining lease term.
8. Debt
A summary of the Company's financing activities are as follows:
Revolving Credit Facility
On May 20, 2015, Express Holding, LLC, a wholly-owned subsidiary of the Company ("Express Holding"), and its subsidiaries entered into an Amended and Restated $250.0 million secured Asset-Based Credit Facility ("Revolving Credit Facility"). The expiration date of the facility is May 20, 2020. As of October 28, 2017, there were no borrowings outstanding and approximately $246.7 million was available for borrowing under the Revolving Credit Facility.

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
Letters of Credit
The Company may enter into stand-by letters of credit ("stand-by LCs") on an as-needed basis to secure payment obligations for merchandise purchases and other general and administrative expenses. As of October 28, 2017 and January 28, 2017, outstanding stand-by LCs totaled $3.3 million and $3.2 million, respectively.
9. Share-Based Compensation
The Company records the fair value of share-based payments to employees in the unaudited Consolidated Statements of Income as compensation expense, net of forfeitures, over the requisite service period.
Share-Based Compensation Plans
The following summarizes share-based compensation expense:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
	(in thousands)
Restricted stock units	$3,249	$2,701	$9,455	$8,701
Stock options	401	502	1,655	2,082
Total share-based compensation	$3,650	$3,203	$11,110	$10,783
The stock compensation related income tax benefit recognized by the Company during the thirteen and thirty-nine weeks ended October 28, 2017 was negligible and $2.1 million, respectively. The stock compensation related income tax benefit recognized by the Company during the thirteen and thirty-nine weeks ended October 29, 2016 was $0.1 million and $6.0 million, respectively.
Stock Options
During the thirty-nine weeks ended October 28, 2017, the Company granted stock options under the Company's Amended and Restated 2010 Incentive Compensation Plan (the "2010 Plan"). Stock options granted in 2017 under the 2010 Plan vest 25% per year over four years or upon reaching retirement eligibility, defined as providing ten years of service and being at least 55 years of age. These options have a ten year contractual life. The expense for stock options is recognized using the straight-line attribution method.
The Company's activity with respect to stock options during the thirty-nine weeks ended October 28, 2017 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding, January 28, 2017	2,329	$18.18
Granted	493	$9.42
Exercised	—	$—
Forfeited or expired	(220)	$18.35
Outstanding, October 28, 2017	2,602	$16.51	5.8	$—
Expected to vest at October 28, 2017	751	$13.10	8.8	$—
Exercisable at October 28, 2017	1,808	$18.04	4.5	$—

The following table provides additional information regarding the Company's stock options:

	Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016
	(in thousands, except per share amounts)
Weighted average grant date fair value of options granted (per share)	$4.39	$9.50
Total intrinsic value of options exercised	$—	$547
As of October 28, 2017, there was approximately $2.8 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of approximately 1.8 years.
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
The fair value of stock options was estimated at the grant date using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016
Risk-free interest rate (1)	2.27%	1.60%
Price volatility (2)	45.53%	43.15%
Expected term (years) (3)	6.10	6.54
Dividend yield (4)	—	—

(1)	Represents the yield on U.S. Treasury securities with a term consistent with the expected term of the stock options.

(2)	Primarily based on the historical volatility of the Company's common stock over a period consistent with the expected term of the stock options.

(3)
Calculated using the midpoint scenario, which combines historical exercise data with hypothetical exercise data for outstanding options. The Company believes this data currently represents the best estimate of the expected term of granted employee stock options.

(4)	The Company does not currently plan on paying regular dividends.
Restricted Stock Units
During the thirty-nine weeks ended October 28, 2017, the Company granted restricted stock units ("RSUs") under the 2010 Plan, including 0.8 million RSUs with performance conditions. The fair value of RSUs is determined based on the Company's closing stock price on the day prior to the grant date in accordance with the 2010 Plan. The expense for RSUs without performance conditions is recognized using the straight-line attribution method. The expense for RSUs with performance conditions is recognized using the graded vesting method based on the expected achievement of the performance conditions. The RSUs with performance conditions are also subject to time-based vesting. All of the RSUs granted during the thirty-nine weeks ended October 28, 2017 that are earned based on the achievement of performance criteria will vest on April 15, 2020. RSUs without performance conditions vest ratably over four years.

The Company's activity with respect to RSUs, including awards with performance conditions, for the thirty-nine weeks ended October 28, 2017 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value Per Share
	(in thousands, except per share amounts)
Unvested, January 28, 2017	1,683	$17.64
Granted (1)	2,122	$9.22
Performance Shares Adjustment (2)	(25)	$—
Vested	(574)	$17.26
Forfeited	(161)	$12.85
Unvested, October 28, 2017	3,045	$12.11

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

The total fair value of RSUs that vested during the thirty-nine weeks ended October 28, 2017 was $9.9 million. As of October 28, 2017, there was approximately $24.4 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.9 years.
10. Commitments and Contingencies
In a complaint filed on January 31, 2017 in the Superior Court for the State of California for the County of Orange, certain subsidiaries of the Company were named as defendants in a representative action alleging violations of California state wage and hour statutes and other labor standards. The lawsuit seeks unspecified monetary damages and attorneys' fees. The Company is vigorously defending these claims. At this time, the Company is not able to predict the outcome of this lawsuit or the amount of any loss that may arise from it and has therefore not recorded any reserve related to this matter.

In November 2017, the Company received notice that an employee intends to pursue a representative action against the Company for alleged violations of California state wage and hour statutes and other labor standards. The Company will vigorously defend these claims. At this time, the Company is not able to predict the outcome of this matter or the amount of any loss that may arise from it and has therefore not recorded any reserve related to this matter.

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
12. Restructuring Costs
In April of 2017, Express made the decision to close all 17 of its retail stores in Canada and discontinue all operations through its Canadian subsidiary, Express Fashion Apparel Canada Inc. ("Express Canada"). In connection with the plan to close all of its Canadian stores, on May 4, 2017, certain of Express, Inc.’s Canadian subsidiaries filed an application with the Ontario Superior Court of Justice (Commercial List) in Toronto (the "Court") seeking protection for Express, Inc.’s Canadian subsidiaries under the Companies’ Creditors Arrangement Act in Canada (the "Filing") and the appointment of a monitor to oversee the liquidation and wind-down process. Express Canada began conducting store closing liquidation sales in the middle of May and closed all of its Canadian stores in June of 2017. On September 27, 2017, a Joint Plan of Compromise and Arrangement (the “Plan”) which sets forth the amounts to be distributed to creditors and others in connection with the liquidation of Express Canada was sanctioned and approved by the Court and the creditors of Express Canada. The Plan is in the process of being implemented.

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

Exit Costs

As of May 4, 2017, the date of the Filing, the Company no longer had a controlling interest in the Canadian subsidiaries and therefore it deconsolidated the Canadian operations from the Company's consolidated financial statements as of such date. In addition to the impairment charges noted above, during the first quarter of 2017 the Company also incurred $0.8 million in restructuring costs for professional fees. During the second quarter of 2017 the Company recorded additional restructuring costs of $16.3 million. Also in the second quarter the Company recorded a lower of cost or market adjustment in the amount of $1.3 million in cost of goods sold on the unaudited Consolidated Statements of Income related to inventory on hand specifically related to Canada. During the third quarter of 2017, the Company recorded additional restructuring costs of $0.3 million. See Note 6 for the income tax impact of the discontinuation of Canadian operations.

The following provides additional detail regarding the restructuring costs incurred to date as well as a roll-forward of the amounts accrued:

	Accrual as of April 29, 2017	Second Quarter Expense	Second Quarter Amounts Paid	Accrual as of July 29, 2017	Third Quarter Expense	Third Quarter Amounts Paid	Accrual as of October 28, 2017
	(in thousands)
Professional fees	$463	$268	$(603)	$128	$58	$(135)	$51
Write-off of investment in Express Canada	—	6,467	—	—	—	—	—
Lease related accruals	—	5,400	—	5,400	85	(4,285)	1,200
Cumulative translation loss reclassed to earnings	—	4,205	—	—	—	—	—
Other expenses	—	—	—	—	115	—	—
	$463	$16,340	$(603)	$5,528	$258	$(4,420)	$1,251

In addition, in the second quarter the Company incurred a cash loss in the amount of $9.2 million. This amount reflected the cash and cash equivalents balance held by Express Canada at the time of deconsolidation and is a component of the write-off of the investment in Express Canada.

The Company does not expect to incur significant additional restructuring costs and expects to make the majority of the remaining cash payments within the next 12 months.

13. Retirement Benefits
Certain eligible employees participate in a Non-Qualified Plan sponsored by the Company. In the first quarter of 2017, the Company elected to terminate the Non-Qualified Plan effective March 31, 2017. Outstanding participant balances are expected to be distributed via lump sum after a 12-month waiting period per IRS regulations regarding distributions from supplemental nonqualified plans. Interest will continue to accrue on outstanding balances until such distributions are made. As a result of this decision, the liability associated with this plan was reclassified from other long-term liabilities to accrued expenses in 2017. The balance was $25.5 million as of October 28, 2017. The Company continues to sponsor a qualified defined contribution retirement plan for eligible employees.
14. Private Label Credit Card
On August 28, 2017, the Company amended its existing Private Label Credit Card Program Agreement (the “Amendment”) with Comenity Bank (the “Bank”) to extend the term of the arrangement through December 31, 2024 (as amended, the “Agreement”).
Pursuant to the Agreement, Bank continues to have the exclusive right to provide private label credit cards to Company’s customers. In connection with the Amendment, the Bank has agreed to pay the Company (1) a $20.0 million dollar refundable payment which the Company will recognize upon receipt as deferred revenue within other long-term in the consolidated balance sheet and recognize into income on a straight-line basis commencing in January of 2018 over the term of the Agreement within the other revenue component of net sales, and (2) a total of $7.1 million in non-refundable payments during the remainder of fiscal year 2017 intended to offset certain marketing and other costs related to the private label credit card program.
The Company received the $20.0 million payment in the third quarter of 2017. This amount is recorded in other long-term liabilities on the unaudited Consolidated Balance Sheets. The Company also received $2.0 million of the $7.1 million in the third quarter of 2017 and recognized this amount in selling, general, and administrative expenses on the unaudited consolidated statements of income as an offset to costs associated with promoting the card. The Company expects to receive the remaining $5.1 million and recognize the remaining amounts during the fourth quarter of 2017. The Company will recognize any amounts received in excess of marketing and other costs related to the program on a straight-line basis over the term of the Agreement.
In addition to these payments, the Company will continue to receive amounts from the Bank during the term of the Agreement based on a percentage of private label credit card sales and is also eligible to receive incentive payments for the achievement of certain performance targets and reimbursement for certain costs.
15. Subsequent Event
On November 28, 2017, the Company's Board of Directors ("Board") approved a new share repurchase program that authorizes the Company to repurchase up to $150 million of the Company’s outstanding common stock using available cash. The Company may repurchase shares on the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and amount of stock repurchases will depend on a variety of factors, including business and market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified, or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the program.

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
Overview
Express is a specialty retailer of women's and men's apparel and accessories. We have over 35 years of experience offering a distinct combination of style and quality at an attractive value, targeting women and men between 20 and 30 years old. We offer our customers an assortment of fashionable apparel and accessories to address fashion needs across multiple wearing occasions, including work, casual, jeanswear, and going-out occasions.

Q3 2017 vs. Q3 2016
•
Net sales decreased 1% to $498.7 million
•
Comparable sales decreased 1%
•
Comparable sales (excluding e-commerce sales) decreased 7%
•
E-commerce sales increased 23% to $118.2 million
•
Gross margin percentage decreased 20 basis points, to 29.8%
•
Operating income decreased $3.9 million to $11.2 million
•
Net income of $6.3 million, a $5.3 million decrease
•
Diluted earnings per share (EPS) decreased 47% to $0.08

The following charts show key performance metrics for the third quarter of 2017 compared to the third quarter of 2016.

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

Transforming And Leveraging Information Technology Systems.  In 2016, we completed several new system implementations and have now modernized 95% of our systems portfolio. We have begun to benefit from these systems in 2017.  By leveraging these new systems, we expect to be able to increase speed to market, conduct planning and allocation with more precision, and introduce new omni-channel capabilities, all of which we believe will allow us to maximize inventory productivity, reduce markdowns, and improve customer experience over time.

Investing In The Growth And Development Of Our People.  We are committed to ensuring that we continue to attract and retain the talent necessary to achieve our strategic objectives. We remain focused on cultivating a strong corporate culture, based on our corporate values, and providing professional development opportunities.

Third quarter 2017 update
Store Productivity
In the third quarter of 2017, comparable sales (excluding e-commerce sales) decreased 7%. We believe this decrease was primarily driven by the following:
•
Decreased traffic at our stores as a result of shifting consumer shopping patterns which are leading to continued traffic challenges in malls; and
•
Increased promotional activity at the stores.

Real Estate Optimization
As of October 28, 2017, we operated 640 stores, including 141 factory outlet stores.

Third quarter of 2017 store openings and closures:
•
Opened 9 new factory outlet stores in the U.S., including 2 that were converted from retail locations.
•
Closed 4 retail stores in the U.S., including 2 that were converted to outlet locations.

Expectations for the remainder of 2017:
•
Open 4 factory outlet stores, 3 of which will be converted from existing retail locations.
•
Close 8 U.S. retail stores, 3 of which will be converted to outlet locations.

E-Commerce
In the third quarter of 2017, our e-commerce sales increased 23% compared to the third quarter of 2016. We believe the increase was primarily driven by:
•
The shift in customer shopping patterns towards e-commerce and mobile;
•
Increased online conversion; and
•
Omni-channel capabilities delivering incremental sales.
E-commerce sales represented 24% of our total net sales in the third quarter of 2017 compared to 19% in the third quarter of 2016.

Progress Against Other Key Initiatives
•
Cost Savings Initiatives. In 2016, we announced cost savings opportunities of $44 to $54 million that we expected to realize through 2019. We remain on target to achieve $20 million in cost savings in 2017.
•
Increasing Brand Awareness. In the third quarter of 2017, we increased our content creation capabilities and expanded our partnerships with fashion influencers. In addition, we launched a marketing partnership with the National Basketball Association and specifically four young basketball players, which we believe will further increase our brand awareness.
•
Elevating our Customer Experience. In the third quarter of 2017, we saw initial success from our "ship from store" program launched in the second quarter of 2017. We believe that "ship from store" will allow us to leverage store inventories and maximize sales of products not available through our e-commerce fulfillment center. In addition, we saw enrollment in Express NEXT grow in the third quarter of 2017, which we believe will play an important role in driving customer acquisition and retention.

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
•
Sales from stores where the store cannot open due to weather damage or other catastrophe

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

Results of Operations
The Third Quarter of 2017 Compared to the Third Quarter of 2016
Net Sales

	Thirteen Weeks Ended
	October 28, 2017	October 29, 2016
Net sales (in thousands)	$498,651	$506,090
Comparable sales percentage change	(1)%	(8)%
Comparable sales percentage change (excluding e-commerce sales)	(7)%	(13)%
Gross square footage at end of period (in thousands)	5,471	5,639
Number of:
Stores open at beginning of period	635	648
New retail stores	—	—
New outlet stores	9	5
Retail stores converted to outlets	(2)	—
Closed stores	(2)	—
Stores open at end of period	640	653

Net sales decreased approximately $7.4 million compared to the third quarter of 2016. The decrease was partially attributable to stores closed due to the hurricanes during the period as well as a decrease in comparable sales of 1% in the third quarter of 2017 compared to the third quarter of 2016. The decrease in comparable sales resulted primarily from a decrease in transactions and in-store average dollar sales per transaction. We attribute these decreases to decreased traffic at our stores due in part to decreases in mall traffic overall. These decreases were partially offset by an increase in e-commerce sales which resulted from the aforementioned shift in consumer shopping patterns; this growth was balanced between women's and men's merchandise.

Gross Profit
The following table shows cost of goods sold, buying and occupancy costs, gross profit in dollars, and gross margin percentage for the stated periods:

	Thirteen Weeks Ended
	October 28, 2017	October 29, 2016
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$349,850	$354,373
Gross profit	$148,801	$151,717
Gross margin percentage	29.8%	30.0%
The 20 basis point decrease in gross margin percentage, or gross profit as a percentage of net sales, in the third quarter of 2017 compared to the third quarter of 2016 was comprised of a 30 basis point improvement in merchandise margin and a 50 basis point increase in buying and occupancy costs as a percentage of net sales. The improvement in merchandise margin was driven by lower average unit costs that resulted from our sourcing cost saving initiatives. The impact of these lower costs was partially offset by the highly promotional retail environment. The increase in buying and occupancy costs as a percentage of sales was primarily the result of the deleveraging effect of the decrease in store sales.
Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	Thirteen Weeks Ended
	October 28, 2017	October 29, 2016
	(in thousands, except percentages)
Selling, general, and administrative expenses	$137,721	$136,633
Selling, general, and administrative expenses, as a percentage of net sales	27.6%	27.0%
The $1.1 million increase in selling, general, and administrative expenses in the third quarter of 2017 as compared to the third quarter of 2016 was primarily the result of increased incentive compensation accrued.
Income Tax Expense
The following table shows income tax expense in dollars for the stated periods:

	Thirteen Weeks Ended
	October 28, 2017	October 29, 2016
	(in thousands)
Income tax expense	$4,316	$2,827
The effective tax rate was 40.8% for the thirteen weeks ended October 28, 2017 compared to 19.6% for the thirteen weeks ended October 29, 2016. The effective tax rate for the thirteen weeks ended October 29, 2016 includes a net tax benefit of approximately $2.9 million attributable to certain discrete items that occurred during the third quarter of 2016.
We anticipate that our effective tax rate, excluding discrete items, will be approximately 40% in 2017.

The Thirty-Nine Weeks Ended October 28, 2017 Compared to the Thirty-Nine Weeks Ended October 29, 2016
Net Sales

	Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016
Net sales (in thousands)	$1,444,216	$1,513,766
Comparable sales percentage change	(5)%	(7)%
Comparable sales percentage change (excluding e-commerce sales)	(11)%	(9)%
Gross square footage at end of period (in thousands)	5,471	5,639
Number of:
Stores open at beginning of period	656	653
New retail stores	—	—
New outlet stores	37	18
Retail stores converted to outlets	(21)	(3)
Closed stores	(32)	(15)
Stores open at end of period	640	653

Net sales decreased approximately $69.6 million compared to the thirty-nine weeks ended October 29, 2016. Comparable sales decreased 5% in the thirty-nine weeks ended October 28, 2017 compared to the thirty-nine weeks ended October 29, 2016. The decrease in comparable sales resulted primarily from a decrease in transactions and in-store average dollar sales per transaction. We attribute these decreases to decreased traffic at our stores due in part to decreases in mall traffic overall. This was partially offset by an increase in e-commerce sales which resulted from the aforementioned shift in consumer shopping patterns and a more expanded assortment online. Non-comparable sales increased $1.4 million, driven primarily by new outlet store openings partially offset by retail store closings.

Gross Profit
The following table shows cost of goods sold, buying and occupancy costs, gross profit in dollars, and gross margin percentage for the stated periods:

	Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$1,036,947	$1,043,382
Gross profit	$407,269	$470,384
Gross margin percentage	28.2%	31.1%
The 290 basis point decrease in gross margin percentage, or gross profit as a percentage of net sales, in the thirty-nine weeks ended October 28, 2017 compared to the thirty-nine weeks ended October 29, 2016 was comprised of a 150 basis point decrease in merchandise margin and a 140 basis point increase in buying and occupancy costs as a percentage of net sales. The decrease in merchandise margin was driven by a highly promotional retail environment, partially offset by our sourcing cost savings initiatives. The increase in buying and occupancy costs as a percentage of sales was primarily the result of the deleveraging effect of the decrease in store sales.
Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016
	(in thousands, except percentages)
Selling, general, and administrative expenses	$399,529	$405,547
Selling, general, and administrative expenses, as a percentage of net sales	27.7%	26.8%
The $6.0 million decrease in selling, general, and administrative expenses in the thirty-nine weeks ended October 28, 2017 as compared to the thirty-nine weeks ended October 29, 2016 was primarily the result of decreased payroll related expenses of approximately $6.0 million. The reduction in payroll expenses was primarily related to decreases in store payroll and performance-based RSU estimates resulting from decreased business performance during the first half of the year. This was partially offset by incentive compensation accrued at the end of the third quarter of 2017.
Restructuring Costs
The following table shows restructuring costs for the stated periods:

	Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016
	(in thousands, except percentages)
Restructuring costs	$22,869	$—
Restructuring costs represent the costs incurred related to the exit of our Canadian business. These costs include a $6.4 million write off of the investment in Express Canada, $5.5 million in impairment charges, $5.5 million in lease related expense, $4.2 million related to the write-off of the cumulative translation loss, and approximately $1.3 million in professional and other fees for the thirty-nine weeks ended October 28, 2017. Refer to Note 12 of the unaudited Consolidated Financial Statements for additional information regarding the exit of our Canadian business.

Interest Expense, Net
The following table shows interest expense, net in dollars for the stated periods:

	Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016
	(in thousands)
Interest expense, net	$2,070	$12,845
The $10.8 million decrease in interest expense, net was the result of the amortization of the debt discount related to the lease financing obligation associated with the amendment to our Times Square store lease agreement in the first quarter of 2016.
Income Tax Expense
The following table shows income tax expense in dollars for the stated periods:

	Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016
	(in thousands)
Income tax expense	$(5,935)	$17,725
The effective tax rate was 37.1% for the thirty-nine weeks ended October 28, 2017 compared to 33.8% for the thirty-nine weeks ended October 29, 2016. The effective tax rate for the thirty-nine weeks ended October 28, 2017 includes a tax benefit of approximately $7.3 million related to the write-off of Express’ excess tax basis in its investment in Express Canada and a $5.2 million benefit related to the exit of Canada. These benefits were partially offset by $2.3 million in tax expense primarily related to an increase in the valuation allowance as a result of Canadian asset impairments. Refer to Note 12 of the unaudited Consolidated Financial Statements for additional information regarding the exit of Canada. In addition, the tax benefits were also partially offset by tax expense of $3.2 million related to certain discrete items recognized in the first quarter of 2017. The effective tax rate for the thirty-nine weeks ended October 29, 2016 includes a net tax benefit of approximately $2.9 million attributable to certain discrete items that occurred during the third quarter of 2016.
We anticipate that our effective tax rate, excluding discrete items, will be approximately 40% in 2017.
Non-GAAP Financial Measures
The following table presents adjusted operating income/(loss), adjusted net income and adjusted diluted earnings per share, each non-GAAP financial measures, and operating income/(loss), net income/(loss), and diluted earnings per share, the most closely related GAAP measures, for the stated periods. Adjusted operating income/(loss), adjusted net income, and adjusted diluted earnings per share eliminate the impact of the exit of our Canadian business in 2017 and the non-core operating costs incurred in connection with the amendment to the Times Square Flagship store lease in the first quarter of 2016:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016		October 28, 2017	October 29, 2016
	(in thousands, except per share amounts)
Operating Income/(Loss)	$11,163	$15,101		$(14,465)	$64,809
Adjusted Operating Income/(Loss)	$11,421	$15,101	*	$9,686	$64,809	*
Net Income/(Loss)	$6,270	$11,617		$(10,063)	$34,643
Adjusted Net Income	$6,430	$11,617	*	$1,619	$41,569
Diluted Earnings Per Share	$0.08	$0.15		$(0.13)	$0.44
Adjusted Diluted Earnings Per Share	$0.08	$0.15	*	$0.02	$0.53
*No adjustments were made to operating income, net income, or diluted earnings per share for the thirteen weeks ended October 29, 2016 nor to operating income for the thirty-nine weeks ended October 29, 2016.
We supplement the reporting of our financial information determined under GAAP with certain non-GAAP financial measures: adjusted operating income/(loss), adjusted net income, and adjusted diluted earnings per share. We believe that these non-GAAP measures provide additional useful information to assist stockholders in understanding our financial results and assessing our prospects for future performance. Management believes adjusted operating income/(loss), adjusted net income, and adjusted diluted earnings per share are important indicators of our business performance because they exclude items that may not be indicative of, or are unrelated to, our underlying operating results, and provide a better baseline for analyzing trends in our business. In addition, adjusted diluted earnings per share is used as a performance measure in our executive compensation program for purposes of determining the number of equity awards that are ultimately earned. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported operating income/(loss), reported net income/(loss), or reported diluted earnings per share. These non-GAAP financial measures reflect an additional way of viewing our operations that, when viewed with our GAAP results and the below reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of our business. We strongly encourage investors and stockholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.
The table below reconciles the non-GAAP financial measures, adjusted operating income, adjusted net income, and adjusted diluted earnings per share, with the most directly comparable GAAP financial measures, operating income/(loss), net income/(loss), and diluted earnings per share for the thirteen and thirty-nine weeks ended October 28, 2017.

	Thirteen Weeks Ended October 28, 2017
(in thousands, except per share amounts)	Operating Income	Net Income	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$11,163	$6,270	$0.08	78,890
Impact of Canadian Exit (a)	258	258	—
Income Tax Benefit - Canadian Exit	—	(98)	—
	$11,421	$6,430	$0.08

(a)	Consists of $0.3 million in restructuring costs related to the Canadian exit.

	Thirty-Nine Weeks Ended October 28, 2017
(in thousands, except per share amounts)	Operating Income/ (Loss)	Net Income/(Loss)	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$(14,465)	$(10,063)	$(0.13)	78,679
Impact of Canadian Exit (a)	24,151	24,151	0.31
Income Tax Benefit - Canadian Exit	—	(12,469)	(0.16)
	$9,686	$1,619	$0.02	78,851	(b)

(a)	Includes $22.9 million in restructuring costs and an additional $1.3 million in inventory adjustments related to the Canadian exit.

(b)
Weighted average diluted shares outstanding for the purpose of calculating adjusted diluted earnings per share includes the dilutive effect of share-based awards as determined under the treasury stock method.

The table below reconciles the non-GAAP financial measures, adjusted net income and adjusted diluted earnings per share, with the most directly comparable GAAP financial measures, net income and diluted earnings per share for the thirty-nine weeks ended October 29, 2016.

	Thirty-Nine Weeks Ended October 29, 2016
(in thousands, except per share amounts)	Net Income	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$34,643	$0.44	79,151
Interest Expense (a)	11,354	0.14
Income Tax Benefit (b)	(4,428)	(0.06)
Adjusted Non-GAAP Measure	$41,569	$0.53

(a)	Represents non-core items related to the amendment to the Times Square Flagship store lease discussed in Note 7 of our unaudited Consolidated Financial Statements.

(b)	Represents the tax impact of the interest expense adjustment at our statutory rate of approximately 39% for the thirty-nine weeks ended October 29, 2016.
Liquidity and Capital Resources
A summary of cash provided by or used in operating, investing, and financing activities is shown in the following table:

	Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016
	(in thousands)
Provided by operating activities	$47,674	$59,864
Used in investing activities	(51,439)	(91,054)
Used in financing activities	(4,876)	(54,487)
Decrease in cash and cash equivalents	(9,079)	(85,048)
Cash and cash equivalents at end of period	$198,294	$101,855
Our business relies on cash flows from operations as our primary source of liquidity, with the majority of those cash flows being generated in the fourth quarter of the year. Our primary operating cash needs are for merchandise inventories, payroll, store rent, and marketing. For the thirty-nine weeks ended October 28, 2017, our cash flows provided by operating activities were $47.7 million compared to $59.9 million in cash flows used in operating activities for the thirty-nine weeks ended October 29, 2016. The decrease in cash flows from operating activities for the thirty-nine weeks ended October 28, 2017 was primarily driven by the decreased performance of the business in 2017 and the resulting decline in net income. This was partially offset by the receipt of $22.0 million in the third quarter of 2017 in conjunction with the Amendment of our Private Label Credit Card Program Agreement discussed in Note 14 of the unaudited Consolidated Financial Statements.
In addition to cash flows from operations, we have access to additional liquidity, if needed, through borrowings under our Revolving Credit Facility. As of October 28, 2017, we had $246.7 million available for borrowing under our Revolving Credit Facility. Refer to Note 8 of our unaudited Consolidated Financial Statements for additional information on our Revolving Credit Facility.
We also use cash for capital expenditures and financing transactions. For the thirty-nine weeks ended October 28, 2017, we had capital expenditures of approximately $42.2 million. These relate primarily to store remodels, new outlet stores, and information technology projects to support our strategic business initiatives. We expect capital expenditures for the remainder of 2017 to be approximately $16 million to $21 million, primarily driven by investments in information technology, new store construction, and store remodels. These capital expenditures do not include the impact of landlord allowances, which are expected to be approximately $2 million for the remainder of 2017. In addition to capital expenditures we also incurred a cash loss upon the deconsolidation of Canada in the amount of $9.2 million, which represented the balance of cash and cash equivalents in our Canadian subsidiary at the time of deconsolidation. In the second quarter of 2016, we made a $10.1 million investment in Homage, LLC, a Columbus-based private apparel company, that is in the early stages of development.
In addition to the cash uses noted previously, we repurchased 3.2 million shares of our common stock under a previously existing stock repurchase program for an aggregate amount equal to $51.5 million, including commissions, during the thirty-nine weeks ended October 29, 2016.
On November 28, 2017, the Board approved a new share repurchase program that authorizes the us to repurchase up to $150 million of our outstanding common stock using available cash.

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

Contractual Obligations
Our contractual obligations and other commercial commitments did not change materially between January 28, 2017 and October 28, 2017. For additional information regarding our contractual obligations as of January 28, 2017, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 28, 2017.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our Revolving Credit Facility bears interest at variable rates, however, we did not borrow any amounts under the Revolving Credit Facility during the thirty-nine weeks ended October 28, 2017. Changes in interest rates are not expected to have a material impact on our future earnings or cash flows given our limited exposure to such changes.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 28, 2017.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the third quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS.
Information relating to legal proceedings is set forth in Note 10 to our unaudited Consolidated Financial Statements included in Part I of this Quarterly Report and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.
In addition to the other information set forth in this Quarterly Report, careful consideration should be given to the risk factors set forth in "Item 1A. Risk Factors", of our Annual Report on Form 10-K for the year ended January 28, 2017, any of which could materially affect our business, operations, financial position, stock price, or future results. The risks described herein and in our Annual Report on Form 10-K for the year ended January 28, 2017, are important to an understanding of the statements made in this Quarterly Report, in our other filings with the SEC, and in any other discussion of our business. These risk factors, which contain forward-looking information, should be read in conjunction with "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations", and the unaudited Consolidated Financial Statements and related notes included in this Quarterly Report.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding the purchase of shares of our common stock made by or on behalf of the Company or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during each month of the quarterly period ended October 28, 2017:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs(2)
	(in thousands, except per share amounts)
July 30, 2017 - August 26, 2017	0.3	$5.57	—	$—
August 27, 2017 - September 30, 2017	0.4	$6.61	—	$—
October 1, 2017 - October 28, 2017	1.4	$5.90	—	$—
Total	2.1		—
(1) Includes shares purchased in connection with employee tax withholding obligations under the 2010 Plan.
(2) On November 28, 2017, the Board approved a new share repurchase program that authorizes the Company to repurchase up to $150 million of the Company’s outstanding common stock using available cash. The Company may repurchase shares on the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and amount of stock repurchases will depend on a variety of factors, including business and market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified, or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the program.

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

Date:	December 6, 2017	EXPRESS, INC.

		By:	/s/ Periclis Pericleous
Periclis Pericleous
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)