Form 10-K
period 2018-02-03
EXPRESS, INC.
filed 2018-04-04
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2018
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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐     No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

Aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of July 29, 2017: $472,627,020.
 The number of outstanding shares of the registrant's common stock was 75,596,549 as of March 16, 2018.

DOCUMENT INCORPORATED BY REFERENCE:

Portions of the registrant's definitive proxy statement for its Annual Meeting of Stockholders, to be held on June 13, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely,” “continue to,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, and financial results; our plans, objectives, strategies, and initiatives for future operations or growth; the expected outcome of such plans, objectives, strategies, and initiatives; or expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including, but not limited to those under the heading "Risk Factors" in Part I, Item 1A in this Annual Report on Form 10-K. Those factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements included in this Annual Report on Form 10-K. We caution you not to place undue reliance on these forward-looking statements. We do not undertake any obligation to make any revisions to these forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events, except as required by law, including the securities laws of the United States and rules and regulations of the Securities and Exchange Commission ("SEC").

PART I
ITEM 1. BUSINESS.
In this section, "Express", "we", "us", "the Company", and "our" refer to Express, Inc. and its consolidated subsidiaries as a combined entity. Our fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. All references herein to "2017", "2016", and "2015" refer to the 53-week period ended February 3, 2018, and the 52-week periods ended January 28, 2017 and January 30, 2016, respectively.
General
Express is a specialty retailer offering both women's and men's apparel and accessories. We have over 35 years of experience offering a distinct combination of style and quality at an attractive value, targeting women and men between 20 and 30 years old. We offer our customers an assortment of fashionable apparel and accessories to address fashion needs across multiple aspects of their lifestyles, including work, casual, jeanswear, and going-out occasions.
As of February 3, 2018, we operated 635 stores across the United States and in Puerto Rico, including 145 factory outlet stores. Our stores are located primarily in high-traffic shopping malls, lifestyle centers, outlet centers, and street locations, and average approximately 8,500 gross square feet. We also sell our products through our e-commerce website, www.express.com, and our mobile app, and have franchise agreements with franchisees who operate Express locations in Latin America. Our 2017 merchandise sales were comprised of approximately 62% women's merchandise and approximately 38% men's merchandise.
We report one segment, which includes the operation of our brick-and-mortar retail and outlet stores, e-commerce operations, and franchise operations. Additional information about our reportable segment can be found in Note 2 of our Consolidated Financial Statements included elsewhere in this Annual Report of Form 10-K.
Competition and Competitive Strengths
The apparel retail market is highly competitive. We compete with other brick-and-mortar and e-commerce retailers that engage in the retail sale of women's and men's apparel, accessories, and similar merchandise. We compete on the basis of a combination of factors, including, among others, style, breadth, quality, and price of merchandise offered, in-store and online customer experience, and brand image.
We believe we differentiate ourselves from our competitors as follows:
Established Lifestyle Brand. With over 35 years of heritage, the Express brand represents a distinctive fashion point of view that is confident, sexy, and vibrant. We believe that our customers view Express as a fashion authority and look to us to provide them with the latest fashions that meet their multifaceted lifestyles and allow them to express their individual styles. The Express brand differentiates itself by offering (1) a balanced assortment of core styles and the latest fashions; (2) products that address fashion needs across multiple wearing occasions, including work, casual, jeanswear, and going-out; and (3) quality products at an attractive value.
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
Our future success will depend on our ability to maintain these strengths, offer compelling merchandise at an attractive value, provide an exceptional omni-channel customer experience, maintain the strength and increase awareness of the Express brand, and retain and acquire new customers.

Our Products
The majority of our apparel designs are created by our in-house design team, and we believe we have developed a portfolio of apparel products that have significant brand value, including the Editor pant and 1MX shirt. We focus on providing our customers with attractively-priced merchandise that is well-constructed and made from quality materials that are designed to last for several seasons, and believe our customers value our consistent fits and detailing.
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

In 2017, we expanded our omni-channel capabilities with the launch of ship from store in 200 stores. Ship from store allows us to ship merchandise from select stores directly to the customer. In addition, we piloted "buy online pickup in store" which allows customers to order online and pick up at certain Express stores. We believe that these new and expanded capabilities will enhance the overall customer experience and have a positive impact on our overall business, including sales, margins, and inventory productivity.

Marketing

We use a variety of marketing vehicles designed to acquire new customers, engage with existing customers, increase customer traffic in-store and online, and build brand loyalty. These include direct mail, e-mail communications, promotional offers, social media, print, television, and digital advertising, celebrity brand ambassador campaigns, arrangements with social influencers and bloggers, in-store visuals, earned media mentions, and other features through public relations activities.

We use a proprietary customer database, together with data analytics, to customize our communications and make targeted offers to customers in an effort to increase customer traffic in-store and online and to increase conversion. In addition, we offer a customer loyalty program, Express NEXT, which allows customers to earn rewards for purchases and offers other incentives to engage with the Express brand. We also offer a private-label credit card through an agreement with Comenity Bank (“Comenity”) under which Comenity owns the credit card accounts and Alliance Data Systems Corporation provides services to our private-label credit card customers. All of our proprietary credit cards carry the Express logo. We believe that our loyalty and credit card programs encourage frequent store and website visits, promote multiple-item purchases, and cultivate customer loyalty to the Express brand.

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
We purchase the majority of our merchandise outside of the United States through arrangements with approximately 95 vendors utilizing approximately 375 manufacturing facilities located in approximately 20 countries throughout the world, primarily in Asia. The top five countries from which we sourced our merchandise in 2017 were Vietnam, China, Indonesia, the Philippines, and Sri Lanka, based on total cost of merchandise purchased. The top 10 manufacturing facilities, based on cost, supplied approximately 25% of our merchandise in 2017. We purchase merchandise using purchase orders, and therefore are not subject to long-term production contracts with any vendors, manufacturers, or buying agents.
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
Distribution

We utilize two facilities for the distribution of our product, both of which are owned and operated by third parties. Virtually all of the merchandise sold in our stores and on our website is first received and processed at a central distribution facility in Columbus, Ohio. From there, merchandise allocated to be sold in stores is shipped to our stores and merchandise to be sold online direct-to-consumer is shipped to a distribution facility in Richwood, Kentucky (the "Richwood Facility"). Merchandise is typically shipped to such stores and to the Richwood Facility via third-party delivery services multiple times per week, providing them with a steady flow of inventory. The third party who operates the Richwood Facility is responsible for fulfilling the majority of the orders placed through our website and shipping merchandise directly to customers via third-party delivery services, however in 2017 we began to ship select online orders from 200 retail stores. In addition, we piloted buy online pick up in stores in 2017, which allows our customers to make purchases through our website and then pick up their merchandise in certain retail stores. We intend to expand these capabilities in 2018.

Stores
As of February 3, 2018, we operated a total of 635 stores in 47 states across the United States, as well as in Puerto Rico.
The following list shows the number of stores we operated in the United States and Puerto Rico as of February 3, 2018:

Location	Count	Location	Count	Location	Count
Alabama	5	Louisiana	7	Ohio	19
Arizona	10	Maine	3	Oklahoma	5
Arkansas	3	Maryland	13	Oregon	5
California	80	Massachusetts	18	Pennsylvania	29
Colorado	10	Michigan	21	Puerto Rico	4
Connecticut	11	Minnesota	15	Rhode Island	3
Delaware	2	Mississippi	1	South Carolina	7
Florida	51	Missouri	11	South Dakota	1
Georgia	18	Nebraska	4	Tennessee	8
Hawaii	2	Nevada	9	Texas	57
Idaho	1	New Hampshire	5	Utah	6
Illinois	32	New Jersey	23	Vermont	1
Indiana	13	New Mexico	3	Virginia	16
Iowa	9	New York	45	Washington	9
Kansas	4	North Carolina	16	West Virginia	1
Kentucky	6	North Dakota	1	Wisconsin	12
				Total	635
The following list shows the number of stores operated by our franchisees by country as of February 3, 2018:

Location	Count
Mexico	11
Costa Rica	2
Panama	2
El Salvador	1
Guatemala	1
Total	17

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

Employees
We currently employ approximately 16,000 employees. Approximately 900 employees are based at our home office locations in either Columbus or New York City, approximately 60 are field-based regional and district managers, approximately 1,600 are in-store managers or co-managers, and approximately 13,400 are in-store sales associates. Approximately 20% and 80% of our associates are full-time and part-time, respectively. None of our employees are represented by a union, and we have had no labor-related work stoppages. We believe our relations with our employees are good.
Seasonality
Our business is seasonal. We define our seasons as Spring (first and second quarters) and Fall (third and fourth quarters). Historically, we have realized a higher portion of our net sales and net income in the Fall season due primarily to the impact of the holiday season. In 2017, approximately 56% of our net sales were generated in the Fall season, while approximately 44% were generated in the Spring season. Cash needs are typically higher in the third quarter due to inventory-related working capital requirements for early Fall and holiday selling periods. Our business is also subject, at certain times, to calendar shifts, which may occur during key selling periods close to holidays such as Easter, Thanksgiving, and Christmas.
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
Available Information
We make available, free of charge, on our website, www.express.com, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act of 1934"), as soon as reasonably practicable after filing such material electronically with, or otherwise furnishing it to, the SEC. The SEC maintains a website that contains electronic filings at www.sec.gov. In addition, the public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330. References to our website address do not constitute incorporation by reference of the information contained on the website, and such information is not part of this Annual Report on Form 10-K.

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
In addition, difficult economic conditions may exacerbate some of the other risks described in this Item 1.A. Risk Factors, including those risks associated with increased competition, decreases in mall traffic, brand reputation, our ability to develop and maintain a reliable omni-channel customer experience, our ability to execute our growth strategy and achieve our strategic objectives, the interruption of the production and flow of merchandise, and leasing substantial amounts of space. The risks could be exacerbated individually or collectively.
Our ability to attract customers to our stores that are located in malls or other shopping centers depends heavily on the success of these malls and shopping centers, and continued decreases in customer traffic in these malls or shopping centers, whether due to the growing preference for online shopping or otherwise, could cause our net sales and our profitability to be less than expected.
A significant number of our stores are located in malls and other shopping centers and many of these malls and shopping centers have been experiencing declines in customer traffic. Our sales at these stores are dependent, to a significant degree, upon the volume of traffic in those shopping centers and the surrounding area, however our costs associated with these stores are essentially fixed. In times of declining traffic and sales, our ability to leverage these costs and our profitability are negatively impacted. Our stores benefit from the ability of a shopping center's other tenants to generate consumer traffic in the vicinity of our stores and the continuing popularity of the shopping center as a shopping destination. Our sales volume and traffic has been and we expect will continue to be adversely affected by, among other things, the decrease in popularity of malls or other shopping centers in which our stores are located, the closing of anchor stores important to our business, and declines in popularity of other stores in the malls or shopping centers in which our stores are located. Furthermore, a deterioration in the financial condition of shopping center operators or developers could, for example, limit their ability to invest in improvements and finance tenant improvements for us and other retailers. Further reduction in consumer traffic as a result of these or any other factors could have a material adverse effect on us.
We face significant competition that could adversely affect our ability to generate higher net sales and margins.
We face substantial competition in the specialty retail apparel and accessories industry. Some of our competitors have greater financial, marketing, and other resources available. Many of our competitors sell their products in stores that are located in the same shopping malls or lifestyle centers as our stores and many also sell their products online either exclusively or in addition to brick-and-mortar stores. We expect the retail environment for apparel to remain highly competitive which may result in lower prices, more promotions, and lower product margins. In addition to competing for sales, we compete for favorable site locations and lease terms in shopping malls and lifestyle centers, and our competitors may be able to secure more favorable locations than us as a result of their relationships with, or appeal to, landlords or their willingness and ability to pay more for leased space. We also compete with other retailers and service-based businesses for personnel. The competition for retail talent is increasing, and we may not be able to secure the talent we need to operate our stores without increasing wages. We cannot assure you that we will be able to compete successfully against existing or future competitors or maintain our product margins, and our inability to do so could have a material adverse effect on us.
We do not own or operate any manufacturing facilities and therefore depend upon third parties for the manufacture of all of our merchandise. The inability of a manufacturer to ship goods on-time to our specifications or to operate in compliance with our Vendor Code of Conduct or applicable laws could negatively impact our business.
We do not own or operate any manufacturing facilities. As a result, we are dependent upon the timely receipt of quality merchandise from third-party vendors. A manufacturer's inability to ship orders to us in a timely manner or meet our quality standards could cause inventory shortages or high levels of out-of-season inventory and negatively affect consumer confidence in the quality and value of our brand and our competitive position, all of which could have a material adverse effect on our financial condition and results of operations.
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
The interruption of the flow of merchandise from international manufacturers or increased tariffs on imports could disrupt our supply chain.
We purchase the majority of our merchandise outside of the United States through arrangements with approximately 95 vendors, utilizing approximately 375 manufacturing facilities located throughout the world, primarily in Asia and Central and South America. Political, social, or economic instability in Asia, Central, or South America, or in other regions where our products are made, could cause disruptions in trade, including exports. Other events that could also cause disruptions to our supply chain include:

•	the imposition of additional trade law provisions or regulations;

•	the imposition of additional duties, tariffs, and other charges on imports and exports;

•	quotas imposed by bilateral textile agreements;

•	foreign currency fluctuations;

•	natural disasters and theft;

•	restrictions on the transfer of funds;

•	the financial instability or bankruptcy of manufacturers; and

•	significant labor disputes.
 We cannot predict whether the countries in which our merchandise is manufactured, or may be manufactured in the future, will be subject to new or additional trade restrictions imposed by the United States or other foreign governments, including the likelihood, type, or effect of any such restrictions. The U.S. government is contemplating various actions regarding trade with China, including the possibility of levying various tariffs on imports from China. We source a significant amount of our goods from China and so any tariffs or other trade restrictions impacting the import of apparel and accessories from China would have a material adverse impact on us. Trade restrictions, including new or increased tariffs or quotas, embargoes, safeguards, and customs restrictions against apparel items, as well as labor strikes and work stoppages or boycotts, could increase the cost or reduce or delay the supply of apparel available to us and adversely affect our business, financial condition, or results of operations.
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
We currently rely upon independent third-party transportation providers for substantially all of our product shipments, including shipments to and from all of our stores and to our customers. Our utilization of these delivery services for shipments is subject to risks which may impact a shipping company’s ability to provide delivery services that adequately meet our shipping needs, include risks related to employee strikes, labor and capacity constraints, and inclement weather. In addition, we are subject to increased shipping costs when fuel prices increase, when we use expedited means of transportation such as air freight, and due to other economic factors affecting supply and demand within the transportation industry. If we change the shipping companies we use, we could face logistical difficulties that could adversely affect deliveries, and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from our current independent third-party transportation providers which, in turn, would increase our costs.
We rely on third parties to provide us with certain key services for our business. If any of these third parties fails to perform their obligations to us or declines to provide services to us in the future, we may suffer a disruption to our business. Furthermore, we may be unable to provide these services or implement substitute arrangements on a timely basis with terms favorable to us.
We rely on many different third parties to provide us with key services. For example, we rely on a third party to operate our central distribution facility in Columbus, Ohio and to provide certain inbound and outbound transportation and delivery services, distribution services, and customs services. We also rely on another third party to provide us with logistics and other services related to our e-commerce operations and another third party to provide telephone and online support to our customers. In connection with our sourcing activities, we rely on approximately 95 buying agents and vendors to help us source products from approximately 375 manufacturing facilities, and in connection with our marketing activities, we rely on third parties to administer our customer database, our loyalty program, our private label credit card program, and our gift cards. We also rely on third-party technology providers to provide us with various technology services and we rely on a third party to administer certain aspects of our payroll. If any of these third parties fails to perform their obligations to us or declines to provide services to us in the future, we may suffer a disruption to our business, increased costs, harm to our brand, and loss of customers. Furthermore, we may be unable to provide these services or implement substitute arrangements on a timely and cost-effective basis on terms favorable to us.

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
Our sales, profitability, and cash levels fluctuate on a seasonal basis and are affected by a variety of factors, including consumer demand, our product offerings relative to customer demand, the mix of merchandise we offer, promotions, inventory levels, and our sales mix between stores and e-commerce.
Our sales and results of operations are affected on a seasonal basis by a variety of factors, including consumer demand, our product offerings relative to customer demand, changes in our merchandise mix, the timing, number, and types of promotions we offer, actions of our competitors or mall anchor tenants, the ratio of online sales to store sales, the effectiveness of our inventory management, holiday and seasonal periods, changes in general economic conditions and consumer spending patterns, customer traffic, and weather conditions. As a result, our results of operations fluctuate on a quarterly basis and relative to corresponding periods in prior years, and any of these factors could adversely affect our business and could cause our financial results to decline. For example, our third and fourth quarter net sales are impacted by early Fall shopping trends and the holiday season. Any significant decrease in net sales during the early Fall selling period or the holiday season would have a material adverse effect on us. In addition, in order to prepare for these seasons, we must order and keep in stock significantly more merchandise than we carry during other parts of the year. This inventory build-up may require us to expend cash faster than we generate it by our operations during this period. Any unanticipated decrease in demand for our products during these peak shopping seasons could require us to sell excess inventory at a substantial markdown. Our profitability is negatively impacted by the shift of sales from stores, which have higher fixed costs, to e-commerce, which has higher variable costs. A continued shift in sales away from stores to e-commerce could have a material adverse effect on our business, results of operations, and financial condition.
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
Our business continues to evolve from a largely brick-and-mortar retail business to an omni-channel retail business. While historically we interacted with our customers largely through our in-store experience, the traditional mall retail landscape is changing and increasingly we interact with our customers across a variety of different channels, including in-store, online at www.express.com, through mobile technologies, including the Express mobile app, and social media. Our customers are increasingly using tablets and mobile phones to make purchases online and to help them in making purchasing decisions when in our stores. Our customers also engage with us online, including through social media, by providing feedback and public commentary about all aspects of our business. Consumer shopping patterns are rapidly changing and our success depends on our ability to anticipate and implement innovations in customer experience and logistics in order to appeal to customers who increasingly rely on multiple channels to meet their shopping needs.  If for any reason we are unable to implement our omni-channel initiatives, provide a convenient and consistent experience for our customers across all channels, or provide our customers the products they want, when and where they want them at a compelling value proposition, then our financial performance and brand image could be adversely affected.
We depend on key executive management and may not be able to retain or replace these individuals or recruit additional personnel, which could harm our business.
We depend on the leadership and experience of our key executive management. The loss of the services of any of our key executives could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace them on a timely basis or without incurring increased costs, or at all. We believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. There is a high level of competition for experienced, successful talent in the retail industry. Our inability to meet our talent requirements in the future could impair our growth and harm our business.
Our growth strategy includes: improving profitability through sales growth, margin expansion, and expense leverage; providing an exceptional brand and customer experience; transforming and leveraging our systems and processes; and cultivating a strong company culture. In furtherance of our growth strategy, we are focused on the following strategic objectives: delivering compelling merchandise at an attractive value; investing in growing brand awareness and retaining and acquiring new customers to the Express brand; growing e-commerce sales and expanding our omni-channel capabilities; optimizing our store footprint; and managing our overall cost structure. The success of our growth strategy depends on our ability to achieve our strategic objectives. Failure to execute our growth strategy or achieve our strategic objectives could have a material negative effect on the value of the Company.

Our ability to improve the profitability of the Company is dependent on our ability to deliver compelling new merchandise at an attractive value, retain and acquire new customers, grow our e-commerce business, expand our omni-channel capabilities, such as ship-from-store and buy-online-pick-up-in-store capabilities, provide an exceptional customer experience, optimize our retail store footprint, open new outlet stores, and manage our overall cost structure. The success of these initiatives is dependent on a number of factors. For example, our ability to deliver compelling new merchandise at an attractive value is dependent on our ability to accurately forecast fashion trends and customer demand for products. Also, given the rapid pace of change, our ability to provide an exceptional customer experience, transform and leverage our systems and processes, increase brand awareness, retain and acquire new customers, grow our e-commerce business, and expand our omni-channel capabilities, may require significant financial investments that may not provide a return in the near term or at all.

Our ability to close stores, convert retail stores to outlet stores, or make other changes to our store fleet is limited by the terms of our existing leases. We are also reliant upon our ability to obtain desirable store locations, negotiate acceptable leases, and open stores on budget and in a timely manner. We historically have received landlord allowances related to store build outs which offset certain capital expenditures we must make to open a new store. If landlord allowances cease to be available to us in the future or are decreased, opening new stores would require more capital outlay. Furthermore, to the extent we open new outlet stores in markets where we have existing stores, our existing stores in those markets may experience reduced net sales.

Furthermore, our efforts to reduce expenses may have an adverse impact on our ability to achieve our strategic objectives by limiting the funding necessary to achieve such objectives or may impact product quality or in-store customer experience as we seek to reduce costs in our supply chain.  Successful execution of our growth strategy is dependent on our ability to achieve our strategic objectives. There can be no guarantee that we will achieve our strategic objectives or that our that our growth strategy will result in improved operating results or an increase in the value of the business.

Information Technology Risk Factors
We rely significantly on information systems and any failure, inadequacy, interruption, or security failure of those systems could harm our ability to effectively operate our business, cause a decrease in our net sales, increase our expenses, and harm our reputation.
Our ability to effectively manage and maintain our inventory, ship products to our stores and our customers on a timely basis, communicate with our customers, conduct customer transactions, and otherwise operate our business depends significantly on our information systems. The failure of our information systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could adversely impact our merchandise distribution, transaction processing, financial accounting and reporting, the efficiency of our operations, and our ability to properly forecast earnings and cash requirements. We could be required to make significant additional expenditures to remediate any such failure, problem, or breach, and may be subject to legal claims as a result of such failure. To effectively carry out our growth strategy, we will need to continue to invest funds in order to maintain and improve our systems. Delays or issues during such implementations may have a material adverse effect on us.
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
In addition, we may be the target of attempted cyber attacks, computer viruses, malicious code, phishing attacks, denial of service attacks and other information security threats. To date, cyber attacks have not had a material impact on our financial condition, results or business; however, we could suffer material financial or other losses in the future and we are not able to predict the severity of these attacks. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the current global economic and political environment, our prominent size and scale, the outsourcing of some of our business operations, the ongoing market shortage of qualified cyber security professionals, and the interconnectivity and interdependence of third parties to our systems. The occurrence of a cyber attack, breach, unauthorized access, misuse, computer virus, or other malicious code or other cyber security event could jeopardize or result in the unauthorized disclosure, gathering, monitoring, misuse, corruption, loss, or destruction of confidential and other information that belongs to us, our customers, our counterparties, or third-party service providers that is processed and stored in, and transmitted through, our computer systems and networks. The occurrence of such an event could also result in damage to our software, computers or systems, or otherwise cause interruptions or malfunctions in our counterparties’ or third parties’ operations. This could result in significant losses, loss of customers and business opportunities, reputational damage, litigation, regulatory fines, penalties or intervention, reimbursement or other compensatory costs, or otherwise adversely affect our business, financial condition or results of operations. Employee error, malfeasance, or other errors in the storage, use, or transmission of any such information could result in a disclosure of confidential information to third parties outside of our network. Any of these events could result in litigation and legal liability, harm to our reputation, loss of confidence in our ability to protect sensitive information, a distraction to our business, and the need to divert resources to remedy the issues, any of which could have a material adverse effect on our business.

We may be exposed to risks and costs associated with the loss of customer information that would cause us to incur unexpected expenses, loss of revenues, and reputational harm.
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
In addition, state, federal, and foreign governments are increasingly enacting laws and regulations to protect consumers against identity theft and consumer privacy. These laws and regulations will likely increase the costs of doing business, and if we fail to implement appropriate procedures, security measures, or detect and provide prompt notice of unauthorized access as required by some of these laws and regulations, we could be subject to potential claims for damages and other remedies, which could adversely affect our business and results of operations.
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
We depend on cash flow from operations to pay our lease expenses. If our business does not generate sufficient cash flow from operating activities to fund these expenses, due to continued decreases in mall traffic, the highly competitive retail environment, or other factors, we may not be able to service our lease expenses, which could materially harm our business. Furthermore, the significant cash flow required to satisfy our obligations under the leases increases our vulnerability to adverse changes in general economic, industry, and competitive conditions, and could limit our ability to fund working capital, incur indebtedness, and make capital expenditures or other investments in our business.
If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Moreover, even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under that lease. As of February 3, 2018, our minimum annual rental obligations under long-term lease arrangements for 2018 and 2019 were $229.9 million and $197.2 million, respectively. Our inability to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close could materially adversely affect us.
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
We face the risk of litigation and other claims against us. Litigation and other claims arise in the ordinary course of our business and include commercial disputes, employment related claims, including wage and hour claims, intellectual property disputes, such as trademark, copyright, and patent infringement disputes, consumer protection and privacy matters, product-related allegations, and premises liability claims. See Note 13 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The Company has been named as a defendant in two separate representative actions in the State of California alleging violations of the California state wage and hour statutes and other labor standards.
Any claims could result in litigation against us and could also result in regulatory proceedings being brought against us by various federal and state agencies that regulate our business, including the United States Equal Employment Opportunity Commission, the Federal Trade Commission, or the Consumer Product Safety Commission. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and could require significant management time. Litigation and other claims and regulatory proceedings against us could result in unexpected expenses, legal liability, and injunctions against us or restrictions placed upon us, which could disrupt our operations, preclude us from selling products, or otherwise have a material adverse effect on our operations, financial results, and reputation.
Changes in laws, including employment laws and laws related to our merchandise, could make conducting our business more expensive or otherwise change the way we do business.
We are subject to numerous laws and regulations, including labor and employment, product safety, customs, consumer protection, privacy, zoning laws and ordinances, intellectual property laws, and other laws that regulate retailers generally or govern the import and export of goods, advertising and promotions, the sale of merchandise, product content, and the operation of stores, our website, and warehouse facilities. If these regulations were to change or were violated by our management, employees, vendors, or buying agents, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our merchandise and hurt our business and results of operations.
 In addition to increased regulatory compliance requirements, changes in laws could make ordinary conduct of our business more expensive or require us to change the way we do business. For example, changes in federal and state minimum wage laws could continue to raise the wage requirements for certain of our employees. Other laws related to employee benefits and treatment of employees, including laws related to limitations on employee hours, work scheduling, supervisory status, leaves of absence, mandated health benefits, or overtime pay, could also negatively impact us, by increasing administrative compensation and benefits costs.
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
The laws of certain foreign countries may not protect the use of unregistered trademarks to the same extent as do the laws of the United States. As a result, international protection of our brand may be limited, and our right to use our trademarks outside the United States could be impaired. Other persons or entities may have rights to trademarks that contain portions of our marks or may have registered similar or competing marks for apparel and/or accessories in foreign countries. There may also be other prior registrations of trademarks identical or similar to our trademarks in other foreign countries. Accordingly, it may be possible for others to prevent the sale or manufacture of our branded goods or the operation of Express brick-and-mortar or online stores in certain foreign countries. Our inability to register our trademarks or purchase or license the right to use the relevant trademarks in these jurisdictions could limit our ability to penetrate new markets in jurisdictions outside the United States.
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
Changes in tax law, tax requirements, results of tax audits, and other factors may cause fluctuations in our effective tax rate and operating results.
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
On December 22, 2017, Congress passed the Tax Cuts and Jobs Act (the “TCJA”). Among a number of significant changes to the U.S. federal income tax rules, the TCJA reduces the marginal U.S. corporate income tax rate from 35% to 21%, limits the deduction for net interest expense, limits the deduction for net operating losses, eliminates net operating loss carrybacks, modifies or repeals many business deductions and credits, shifts the United States toward a more territorial tax system, and imposes new taxes to combat erosion of the U.S. federal income tax base. Certain of our assets and liabilities will be revalued at the newly enacted U.S. corporate rate, and the impact will be recognized in our tax expense in the year of enactment. We continue to examine the impact this tax reform legislation may have on our business. However, the effect of the TCJA on us and our affiliates, whether adverse or favorable, is uncertain, and may not become evident for some period of time.

Our products are subject to import and excise duties and/or sales or value-added taxes in many jurisdictions. Major changes in tax law, policy or trade relations, including but not limited to the foregoing, as well as the imposition of unilateral tariffs on imported products, could have a material adverse effect on our business, results of operations and liquidity.

If we fail to establish and maintain adequate internal controls over financial reporting, we may not be able to report our financial results in a timely and reliable manner, which could harm our business and impact the value of our securities.
We depend on our ability to produce accurate and timely financial statements in order to run our business. If we fail to do so, our business could be negatively affected and our independent registered public accounting firm may be unable to attest to the fair presentation of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K in accordance with U.S. generally accepted accounting principles (“GAAP”) and the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. If we cannot provide reliable financial reports and effectively prevent fraud, our reputation and operating results could be harmed. Even effective internal controls have inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting in future periods are subject to the risk that the control may become inadequate because of changes in conditions or a deterioration in the degree of compliance with the policies or procedures.
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
Any determination to pay dividends or repurchase additional shares in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, our financial condition, restrictions imposed by applicable law, and other factors our Board of Directors deems relevant. Our ability to pay dividends on or repurchase our common stock is limited by the terms of the Revolving Credit Facility and may be further restricted by the terms of any future debt or preferred securities. Additionally, because we are a holding company, our ability to pay dividends on our common stock or repurchase shares is limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us, including restrictions under the terms of the Revolving Credit Facility.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
Home Office, Distribution Center, Design Studio, and Photo Studio
The lease for our corporate headquarters in Columbus, Ohio is scheduled to terminate in April 2021. The lease for our design offices in New York City expires in July 2026. We also lease a photo studio in downtown Columbus. That lease expires in December of 2024.
The lease for our distribution facility in Columbus, Ohio is scheduled to terminate in April 2021, but may be terminated by either party upon 36 months prior notice provided that the lease term may not end between the months of October and February.
Stores
All of our 635 stores are leased from third parties. See "Item 1. Business - Store Locations" for further information on the locations of our stores.
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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock trades on the NYSE under the symbol "EXPR". As of March 16, 2018, there were approximately 10 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name,” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.
The table below sets forth the high and low sales prices per share of our common stock reported on the NYSE for 2017 and 2016.

	2017		2016
	High	Low	High	Low
Fourth quarter	$11.34	$6.35	$14.39	$10.03
Third quarter	$7.45	$5.28	$16.38	$11.28
Second quarter	$10.00	$5.84	$18.26	$13.25
First quarter	$11.70	$7.89	$21.57	$15.53
Dividends
We did not pay any dividends in 2017 or 2016. Our ability to pay dividends is restricted by the terms of our Revolving Credit Facility. Any future determination to pay dividends will be made at the discretion of our Board of Directors and will depend on our results of operations, restrictions contained in our Revolving Credit Facility or future financing arrangements, and other factors as deemed relevant. For more information about the restrictions in our Revolving Credit Facility, see Note 8 to our Consolidated Financial Statements included elsewhere in this Annual Report on 10-K.
Share Repurchases
The following table provides information regarding the purchase of shares of our common stock made by or on behalf of us or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange Act of 1934, during each month of the quarterly period ended February 3, 2018:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (2)
	(in thousands, except per share amounts)
October 29, 2017 - November 25, 2017	1	$6.93	—	$0
November 26, 2017 - December 30, 2017	449	$11.17	448	$145,000
December 31, 2017 - February 3, 2018	1,641	$7.47	1,640	$132,778
Total	2,091		2,088

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
Performance Graph
The following graph compares the changes in the cumulative total return to holders of our common stock with that of the S&P 500 Index and the Dow Jones U.S. Apparel Retailers Index for the same period. The comparison of the cumulative total returns for each investment assumes that $100 was invested in our common stock and the respective indexes on February 2, 2013, and includes reinvestment of all dividends. The plotted points are based on the closing price on the last trading day of each fiscal year.
COMPARISON OF THE
CUMULATIVE TOTAL RETURN
among Express, Inc., S&P 500 Index,
and Dow Jones U.S. Apparel Retailers Index

	2/2/13	2/1/14	1/31/15	1/30/16	1/28/17	2/3/18
Express, Inc.	$100.00	$93.62	$70.70	$91.68	$54.81	$35.95
S&P 500 Index	$100.00	$117.81	$131.84	$128.22	$151.65	$182.54
Dow Jones U.S. Apparel Retailers Index	$100.00	$112.12	$133.75	$129.93	$124.06	$135.74
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

ITEM 6. SELECTED FINANCIAL DATA.
SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OPERATING DATA
The following tables set forth our key financial measures and our selected historical consolidated financial and operating data as of the dates and for the periods indicated. The selected historical consolidated financial and operating data as of February 3, 2018 and January 28, 2017 and for the years ended February 3, 2018, January 28, 2017, and January 30, 2016 are derived from our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of January 30, 2016, January 31, 2015, and February 1, 2014, and the selected operating data for the periods ended January 31, 2015 and February 1, 2014 are derived from our audited Consolidated Financial Statements, which are not included elsewhere in this Annual Report on Form 10-K.
The following selected historical consolidated data presented should be read in conjunction with the sections entitled “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and the related Notes and other financial data included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
	2017*	2016	2015	2014	2013
	(dollars in thousands, excluding net sales per gross square foot and per share data)
Statement of Operations Data:
Net sales	$2,138,030	$2,192,547	$2,350,129	$2,165,481	$2,219,125
Cost of goods sold, buying and occupancy costs	$1,522,797	$1,529,343	$1,554,852	$1,504,527	$1,501,418
Gross profit	$615,233	$663,204	$795,277	$660,954	$717,707
Selling, general, and administrative expenses	$562,088	$559,541	$587,747	$524,041	$504,277
Operating income	$29,740	$103,601	$207,238	$136,597	$214,259
Net income	$19,366	$57,417	$116,513	$68,325	$116,539
Dividends declared per share	$—	$—	$—	$—	$—
Earnings per share:
Basic	$0.25	$0.73	$1.39	$0.81	$1.38
Diluted	$0.25	$0.73	$1.38	$0.81	$1.37
Weighted Average Diluted Shares Outstanding	78,870	79,049	84,591	84,554	85,068
Other Financial and Operating Data:
Comparable sales (1)	(3)%	(9)%	6%	(5)%	3%
Comparable sales (excluding e-commerce sales) (1)	(10)%	(12)%	4%	(7)%	(1)%
Total gross square feet (in thousands) (average)	5,487	5,604	5,573	5,529	5,439
Number of stores (at year end)	635	656	653	641	632
Capital expenditures	57,435	98,712	$115,343	$115,088	$105,368
Balance Sheet Data (at period end):
Cash and cash equivalents	$236,222	$207,373	$186,903	$346,159	$311,884
Working capital (2)	38,050	24,363	19,113	20,618	(27,630)
Total assets	1,187,607	1,185,189	1,178,644	1,278,150	1,182,670
Total debt	—	—	—	199,527	199,170
Total stockholders' equity	$654,000	$635,687	$617,953	$556,339	$474,569

* 2017 represents a 53-week year.

(1)
Comparable sales have been calculated based upon stores that were open at least twelve full months as of the end of the reporting period. For 2017, comparable sales were calculated based upon the 53-week period ended February 3, 2018 compared to the 53-week period ended February 4, 2017. See full definition of comparable sales in the section titled "How We Assess the Performance of Our Business" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

(2)	Working capital is defined as current assets, less cash and cash equivalents, less current liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section entitled “Risk Factors.” All references herein to "2017," "2016," and "2015" refer to the 53-week period ended February 3, 2018 and the 52-week periods ended January 28, 2017, and January 30, 2016, respectively.
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

2017 vs. 2016
•
Net sales decreased 2% to $2.1 billion
•
Comparable sales decreased 3%
•
Comparable sales (excluding e-commerce sales) decreased 10%
•
E-commerce sales increased 23% to $509 million
•
Operating income decreased 71% to $29.7 million, which included restructuring charges of $22.9 million related to the exit of our Canadian business
•
Net income decreased 66% to $19.4 million, which included a negative impact related to our exit from Canada of $12.1 million
•
Diluted earnings per share decreased 66% to $0.25
•
The 53rd week added approximately $26 million to net sales and $3 million to net income for 2017

The following charts show key performance metrics for 2015, 2016, and 2017:

Update On Our Key Initiatives

Store Performance	Real Estate Activity
In 2017, comparable sales (excluding e-commerce sales) decreased 10%. The decrease was primarily driven by the following:
•
Decreased traffic at our stores as a result of shifting consumer shopping patterns which are leading to traffic challenges in malls; and
•
Increased promotional activity in our stores.

As of February 3, 2018, we operated 635 stores, including 145 factory outlet stores.

2017 store openings and closures:
•
Opened 41 factory outlet stores in the U.S., 24 of which were converted from existing retail locations;
•
Closed 45 U.S. retail stores, 24 of which were converted to outlet locations; and
•
Closed all 17 Canadian retail stores.

We expect for 2018:
•
Open 38 factory outlet stores, 28 of which will be converted from existing retail locations; and
•
Close 36 U.S. retail stores, 28 of which will be converted to outlet locations.

E-commerce	Progress Against our Other Key Initiatives
In 2017, our e-commerce sales increased 23% compared to 2016. We believe the increase was primarily driven by:
•
The shift in customer shopping patterns towards e-commerce and mobile;
•
Expanded sizing and assortments online; and
•
Incremental sales from the launch of ship-from-store capabilities.

E-commerce sales represented 24% of net sales in 2017 compared to 19% in 2016.

•
Cost Savings Initiatives. In 2016, we announced cost savings opportunities of $44 to $54 million which we expect to realize through 2019. We achieved our target of $20 million in costs savings in 2017 and are on track to deliver the $44 to $54 million dollars of annualized cost savings by 2019.

•
Increasing Brand Awareness. During 2017, we introduced a new brand architecture focusing on the individual style of our customers. In addition, we increased our content creation capabilities and expanded our relationships with fashion influencers. We also entered into a marketing agreement with the National Basketball Association ("NBA").

•
Elevating our Customer Experience. In 2017, we relaunched our Express NEXT loyalty program, making it easier for our customers to enroll and earn rewards. This led to significant year-over-year growth in Express NEXT sign ups. In addition, we successfully launched ship-from-store capabilities, which allows us to fulfill orders that may be out of stock at our online fulfillment distribution center.

Outlook
We remain committed to our long-term growth strategy that includes (1) improving profitability through sales growth, margin expansion, and expense leverage, (2) providing an exceptional brand and customer experience, (3) transforming and leveraging our systems and processes, and (4) fostering a strong Company culture. In furtherance of our strategy, for 2018, we are focused on the following strategic objectives:

Delivering Compelling Product at an Attractive Value. In the first quarter of 2018, we re-launched our Express One Eleven product line which is a key part of our Spring casual knits offering. The One Eleven line features newness and a wide range of fits. In the second quarter of 2018, we plan to extend our size offering in men’s and women’s merchandise in over 125 of our retail stores. This is in addition to the extended sizing we already offer online. Our wear-to-work merchandise will also be a key priority for us throughout 2018.

Investing in Growing Brand Awareness and Retaining and Acquiring New Customers to the Express Brand. In 2018, we will continue to invest in growing brand awareness and customer engagement through a variety of media and marketing programming, including search, digital, and social marketing. We will also continue to work with fashion influencers and a broad range of social media influencers. We believe that our Express NEXT loyalty program plays an important role in customer retention, engagement, and purchasing behavior. For 2018, we plan to add more services and improve the personalization for NEXT loyalty program members in order to increase customer engagement.

Growing e-Commerce and Expanding Omni-Channel Capabilities. In 2018, we will expand our assortment online and continue to invest in improving the speed, performance, functionality, and personalization across our e-commerce platforms, with a particular focus on mobile. We also plan to expand our ship-from-store capabilities so that the majority of our retail stores can fulfill e-commerce orders which we expect to allow us to better meet customer demand and optimize sales, margins, and inventory productivity. We will also continue to test buy online pick up in store capabilities in 2018 in select stores which allows customers to reserve merchandise online and then purchase and pick-up their reserved items.

Optimizing the Store Fleet and Executing Our Outlet Strategy. We will continue to respond to the rapidly changing retail environment through store closures, conversions of retail stores to outlets, opening new outlet stores, and negotiating favorable store lease terms. We expect to grow our outlet store base over 25% in 2018 through the conversion of 28 retail stores to outlets and the opening of 10 net outlets in 2018. We plan to close 8 retail stores in 2018.

Effectively manage our cost base.
We expect to realize approximately $12 million dollars in cost savings in 2018 through our cost savings initiatives, with the majority benefiting merchandise margin through lower sourcing costs, and remain on track to deliver a total of $44 to $54 million dollars of annualized cost savings over the 2016 to 2019 period.
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
Net Sales
Revenue from the sale of merchandise, less returns and discounts, as well as shipping and handling revenue related to e-commerce, advertising revenue from the rental of our LED sign in Times Square, gift card breakage, and revenue earned from our franchise agreements.

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
•
Sales from stores where the square footage has changed during the year by more than 20% due to remodel or relocation activity
•
Sales from stores in a phased remodel where a portion of the store is under construction and therefore not productive selling space
•
Sales from stores that cannot open due to weather damage or other catastrophe
Our business and our comparable sales are subject, at certain times, to calendar shifts, which may occur during key selling periods close to holidays such as Easter, Thanksgiving, and Christmas.

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

Buying and occupancy costs related to stores are largely fixed and do not necessarily increase as volume increases; however, buying and occupancy costs related to e-commerce sales are variable and increase as volume increases.

Changes in the mix of products sold by type of product or by channel may also impact our overall cost of goods sold, buying and occupancy costs.

Gross Profit/Gross Margin	Gross profit is net sales minus cost of goods sold, buying and occupancy costs. Gross margin measures gross profit as a percentage of net sales.
Gross profit/gross margin is impacted by the price at which we are able to sell our merchandise and the direct cost of goods sold and buying and occupancy costs.

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

Fiscal Year Comparisons
Net Sales

	Year Ended
	2017	2016	2015
Net sales (in thousands)	$2,138,030	$2,192,547	$2,350,129
Comparable sales	(3)%	(9)%	6%
Comparable sales (excluding e-commerce sales)	(10)%	(12)%	4%
Gross square footage at end of period (in thousands)	5,425	5,662	5,640
Number of:
Stores open at beginning of period	656	653	641
New retail stores	—	—	1
New outlet stores	41	23	40
Retail stores converted to outlets	(24)	(4)	(2)
Closed stores	(38)	(16)	(27)
Stores open at end of period	635	656	653
Net sales decreased by approximately $54.5 million, or 2%, between 2017 and 2016. The 53rd week contributed approximately $26 million to net sales. Comparable sales decreased 3% in 2017 compared to 2016. The decrease in comparable sales resulted primarily from a decrease in transactions and in-store average dollar sales per transaction. We attribute these reductions to decreased traffic at our stores, due in part to negative trends in overall mall traffic due to the shift in customer shopping patterns, and increased markdowns due to the promotional retail landscape. This was partially offset by an increase in e-commerce sales which resulted from the aforementioned shift in customer shopping patterns, an expanded assortment online, and our omni-channel initiatives, including ship-from-store. Non-comparable sales increased $21.1 million, driven primarily by new outlet store openings, partially offset by closed retail stores.

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

Gross Profit
The following table shows cost of goods sold, buying and occupancy costs, gross profit in dollars, and gross margin percentage for the stated periods:

	Year Ended
	2017	2016	2015
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$1,522,797	$1,529,343	$1,554,852
Gross profit	$615,233	$663,204	$795,277
Gross margin percentage	28.8%	30.2%	33.8%
The 140 basis point decrease in gross margin percentage, or gross profit as a percentage of net sales, in 2017 compared to 2016 was comprised of a 70 basis point decrease in merchandise margin and a 70 basis point increase in buying and occupancy costs as a percentage of net sales. The decrease in merchandise margin was driven by a highly promotional retail environment partially offset by reductions in sourcing costs as part of our cost savings initiatives. The increase in buying and occupancy costs as a percentage of sales was primarily the result of the deleveraging effect of the decrease in sales.
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

Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	Year Ended
	2017	2016	2015
	(in thousands)
Selling, general, and administrative expenses	$562,088	$559,541	$587,747
Selling, general, and administrative expenses, as a percentage of net sales	26.3%	25.5%	25.0%
The $2.5 million increase in selling, general, and administrative expenses in 2017 compared to 2016 was primarily the result of increased depreciation of $6.5 million related to new information technology systems and e-commerce technology partially offset by decreases in other operating costs, including supplies, taxes, and insurance.
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
Restructuring Costs
The following table shows restructuring costs for the stated periods:

	Year Ended
	2017	2016	2015
	(in thousands, except percentages)
Restructuring costs	$22,869	$—	$—
Restructuring costs represent the costs incurred related to the exit of our Canadian business. These costs include a $6.5 million write-off of the investment in Express Canada, $5.5 million in impairment charges, $5.5 million in lease related expense, $4.2 million related to the write-off of the cumulative translation loss, and approximately $1.2 million in professional and other fees in 2017. Refer to Note 14 of the unaudited Consolidated Financial Statements for additional information regarding the exit of our Canadian business.

Interest Expense, Net
The following table shows interest expense in dollars for the stated periods:

	Year Ended
	2017	2016	2015
	(in thousands)
Interest expense, net	$2,242	$13,468	$15,882
The $11.2 million decrease in interest expense in 2017 compared to 2016 was the result of the amortization of the debt discount related to the lease financing obligation associated with the amendment to our Times Square store lease agreement in the first quarter of 2016.
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

Income Tax Expense
The following table shows income tax expense in dollars for the stated periods:

	Year Ended
	2017	2016	2015
	(in thousands)
Income tax expense	$8,669	$33,200	$74,171
The effective tax rate was 30.9% in 2017 compared to 36.6% in 2016. The effective tax rate for 2017 includes a net tax benefit of approximately $2.1 million attributable to certain discrete items, predominately related to the exit from Canada, executive compensation, and the impact of the U.S. tax law change described below.
On December 22, 2017, the TCJA was enacted into law. The TCJA will affect us through the reduction in the federal corporate income tax rate from 35% to 21% and the one-time re-measurement of our deferred taxes using this new lower tax rate. As a result of the reduction of the federal corporate income tax rate under TCJA, we remeasured our net deferred tax liabilities and recorded an income tax benefit of approximately $3.1 million in 2017. The provisional impact of the re-measurement of the our deferred taxes under TCJA was calculated considering all available information. The final impact of the TCJA may differ from this provisional amount due to the issuance of additional legislative guidance and further changes in interpretations and assumptions we have made in our calculations. The accounting is expected to be complete by the time the 2017 federal corporate income tax return is filed, but not later than one year from the enactment of TCJA.
We anticipate our effective tax rate will be approximately 28% in 2018, excluding the impact of share-based compensation or other discrete items which might occur.
The effective tax rate for 2016 was 36.6% compared to 38.9% for 2015. The effective tax rate for 2016 includes a net tax benefit of approximately $2.9 million attributable to certain discrete items that occurred during the third quarter of 2016.
Refer to Note 7 of the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information regarding the tax rate.
Adjusted Net Income
The following table presents adjusted operating income, adjusted net income, and adjusted diluted earnings per share, each a non-GAAP financial measure, for the stated periods which eliminate certain non-core operating costs:

	Year Ended
	2017	2016		2015
	(in thousands, except per share amounts)
Operating Income	$29,740	$103,601		$207,238
Adjusted Operating Income	$53,891	$103,601	*	$207,238	*
Net Income	$19,366	$57,417		$116,513
Adjusted Net Income (Non-GAAP)	$28,399	$64,343		$122,429
Diluted Earnings Per Share	$0.25	$0.73		$1.38
Adjusted Diluted Earnings Per Share (Non-GAAP)	$0.36	$0.81		$1.45
* No adjustments were made to operating income for 2016 or 2015.
We supplement the reporting of our financial information determined under GAAP with certain non-GAAP financial measures: adjusted operating income, adjusted net income, and adjusted diluted earnings per share. We believe that these non-GAAP measures provide additional useful information to assist stockholders in understanding our financial results and assessing our prospects for future performance. Management believes adjusted operating income, adjusted net income, and adjusted diluted earnings per share are important indicators of our business performance because they exclude items that may not be indicative of, or are unrelated to, our underlying operating results, and provide a better baseline for analyzing trends in our business. In addition, adjusted operating income is used as a performance measure to determine short-term cash incentive compensation and adjusted diluted earnings per share is used as a performance measure in our executive compensation program for purposes of determining the payout of the long-term incentive awards. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported operating income, net income, and reported diluted earnings per share. These non-GAAP financial measures reflect an additional way of viewing our operations that, when viewed with our GAAP results and the below reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of our business. We strongly encourage investors and stockholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.
The table below reconciles the non-GAAP financial measures, adjusted operating income, adjusted net income, and adjusted diluted earnings per share, with the most directly comparable GAAP financial measures, operating income, net income, and diluted earnings per share. No adjustments were made to operating income for 2016 or 2015, and therefore no tabular reconciliation has been included for these years.

	2017
(in thousands, except per share amounts)	Operating Income	Net Income	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$29,740	$19,366	$0.25	78,870
Impact of Canadian Exit	24,151	24,151	0.31
Income Tax Benefit - Canadian Exit	—	(12,067)	(0.15)
Impact of Tax Reform	—	(3,051)	(0.04)
Adjusted Non-GAAP Measure	$53,891	$28,399	$0.36

	2016
(in thousands, except per share amounts)	Net Income	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$57,417	$0.73	79,049
Interest Expense (a)	11,354	0.14
Income Tax Benefit (b)	(4,428)	(0.06)
Adjusted Non-GAAP Measure	$64,343	$0.81

(a)	Represents non-core items related to the amendment of the Times Square Flagship store lease discussed in Note 5 of our Consolidated Financial Statements.

(b)	Items were tax affected at our statutory rate of approximately 39% for 2016.

	2015
(in thousands, except per share amounts)	Net Income	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$116,513	$1.38	84,591
Interest Expense (a)	9,657	0.11
Income Tax Benefit (b)	(3,741)	(0.04)
Adjusted Non-GAAP Measure	$122,429	$1.45

(a)
Includes the redemption premium paid, the write-off of unamortized debt issuance costs, and the write-off of the unamortized debt discount related to the redemption of all $200.9 million of our Senior Notes.

(b)	Items were tax affected at our statutory rate of approximately 39% for 2015.

Liquidity and Capital Resources
A summary of cash provided by or used in operating, investing, and financing activities are shown in the following table:

	Year Ended
	2017	2016	2015
	(in thousands)
Provided by operating activities	$118,567	$186,708	$229,603
Used in investing activities	(66,667)	(108,866)	(115,378)
Used in financing activities	(22,613)	(58,271)	(271,997)
Increase (decrease) in cash and cash equivalents	28,849	20,470	(159,256)
Cash and cash equivalents at end of period	$236,222	$207,373	$186,903
Our business relies on cash flows from operations as our primary source of liquidity, with the majority of those cash flows being generated in the fourth quarter of the year. Our primary operating cash needs are for merchandise inventories, payroll, store rent, and marketing. Net cash provided by operating activities was $118.6 million in 2017 compared to $186.7 million in 2016. The decrease in operating cash flows in 2017 was primarily the result of the decreased performance of the business and the resulting decline in net income, the timing of real estate payments in the current year, as well as an increase in our inventory balance compared to the prior year due in part to the timing of inventory receipts. These were partially offset by the receipt of $20 million in 2017 in conjunction with the amendment to extend our private label credit card program agreement discussed in Note 15 of the Consolidated Financial Statements.
In addition to cash flow from operations, we have access to additional liquidity, if needed, through borrowings under our Revolving Credit Facility. As of February 3, 2018, we had $245.4 million available for borrowing under our Revolving Credit Facility. Refer to Note 8 of our Consolidated Financial Statements for additional information on our Revolving Credit Facility.
We also use cash for investing activities. Our capital expenditures consist primarily of new and remodeled store construction and fixtures and information technology projects. We had capital expenditures of approximately $57.4 million in 2017, $98.7 million in 2016, and $115.3 million in 2015. The decrease in 2017 was primarily driven by reduced capital expenditures related to remodels in 2017, as well as a reduction in information technology capital expenditures due to the completion of system upgrades in 2016. In addition to the capital expenditures, in 2017 we also incurred a cash loss upon the deconsolidation of Canada in the amount of $9.2 million, which represented the balance of the cash and cash equivalents in our Canadian subsidiary at the time of deconsolidation. In the second quarter of 2016, we also made a $10.1 million investment in Homage, LLC, a Columbus-based private apparel company.
In addition, we use cash for financing transactions. We repurchased $17.3 million, $51.5 million, and $68.6 million of common stock, including commissions, under share repurchase programs in 2017, 2016, and 2015, respectively. In 2015, we also redeemed all $200.9 million of our Senior Notes for an aggregate amount equal to $205.3 million, including the applicable redemption premium.
Our liquidity position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within three to five days of the related sale, and have up to 75 days to pay certain merchandise vendors and 45 days to pay the majority of our non-merchandise vendors.
Forward-Looking Liquidity Discussion
In 2018, we plan to open approximately 38 factory outlet stores, 28 of which will be converted from existing retail locations. We expect capital expenditures for 2018 to be approximately $60 to $65 million, primarily driven by continued investment in information technology, remodels of existing high-performing stores, and new factory outlet store openings. These capital expenditures do not include the impact of landlord allowances, which are expected to be approximately $5 million for 2018. In addition, as part of our ongoing cost savings initiatives, we terminated our non-qualified retirement plan in 2017. As a result of this termination, during the first quarter of 2018, we expect to disburse the outstanding participant balances in this plan. As of February 3, 2018 the outstanding participant balances were $25.6 million. See Note 12 of our Consolidated Financial Statements for additional information.
We believe that cash generated from operations and the availability of borrowings under our Revolving Credit Facility will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.

Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business. As of February 3, 2018, our contractual future cash obligations are set forth in the following table.

	Payments Due by Period
Contractual Obligations:	Total	<1 Year	1-3 Years	3-5 Years	Thereafter
	(in thousands)
Operating Leases(1)	1,320,562	229,896	377,923	306,989	405,754
Purchase Obligations(2)	316,064	316,064	—	—	—
Other Long-Term Obligations(3)	29,860	11,547	17,403	910	—
Total	$1,666,486	$557,507	$395,326	$307,899	$405,754

(1)
We enter into operating leases in the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The future operating lease obligations would change if we were to exercise these options, or if we were to enter into additional operating leases. These amounts also include all contractual lease commitments related to our flagship locations, which we are considered the owner of for accounting purposes. Common area maintenance, real estate tax, and other customary charges included in our operating lease agreements are not included above. Estimated annual expense for such charges is approximately $119 million.

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

A 100 basis point change in our gift card breakage rate as of February 3, 2018 would not have had a material impact on pre-tax income.

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

A 100 basis point change in the rate of returns as of February 3, 2018 would not have had a material impact on pre-tax income.

Description of Policy	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Inventories - Lower of Cost or Net Realizable Value
Inventories are principally valued at the lower of cost or net realizable value on a weighted-average cost basis. We record a lower of cost or net realizable value adjustment for our inventories if the cost of specific inventory items on hand exceeds the amount we expect to realize from the ultimate sale or disposal of the inventory.

We have not made any material changes in the accounting methodology used to determine the lower of cost or net realizable value adjustment over the past three years.

Our accounting methodology for determining the lower of cost or net realizable value adjustment contains uncertainties because it requires management to make assumptions and estimates that are based on factors such as merchandise seasonality, historical trends, and estimated inventory levels, including sell-through of remaining units.

We have no reason to believe that there will be a material change in the future estimates or assumptions we use to measure the lower of cost or net realizable value adjustment. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% increase or decrease in the lower of cost or net realizable value adjustment would not have had a material impact on the inventory balance or pre-tax income as of and for the year ended February 3, 2018.

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

We have no reason to believe that there will be a material change in the future estimates or assumptions we use in this evaluation. However, if we become aware of additional triggering events there is potential that additional stores could be required to be tested for impairment and could be impaired.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our Revolving Credit Facility bears interest at variable rates. See Note 8 to our Consolidated Financial Statements for further information on the calculation of the rates. We did not borrow any amounts under our Revolving Credit Facility during 2017. Changes in interest rates are not expected to have a material impact on our future earnings or cash flows given our limited exposure to such changes.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Express, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Express, Inc. and its subsidiaries as of February 3, 2018 and January 28, 2017, and the related consolidated statements of income and comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended February 3, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 3, 2018 and January 28, 2017, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
April 4, 2018

We have served as the Company’s auditor since 2008.

EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts)

	February 3, 2018	January 28, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$236,222	$207,373
Receivables, net	12,084	15,787
Inventories	266,271	241,424
Prepaid minimum rent	30,779	31,626
Other	19,780	17,923
Total current assets	565,136	514,133

PROPERTY AND EQUIPMENT	1,047,447	1,029,176
Less: accumulated depreciation	(642,434)	(577,890)
Property and equipment, net	405,013	451,286

TRADENAME/DOMAIN NAMES/TRADEMARKS	197,618	197,618
DEFERRED TAX ASSETS	7,025	7,926
OTHER ASSETS	12,815	14,226
Total assets	$1,187,607	$1,185,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$145,589	$172,668
Deferred revenue	28,920	29,428
Accrued expenses	116,355	80,301
Total current liabilities	290,864	282,397

DEFERRED LEASE CREDITS	137,618	146,328
OTHER LONG-TERM LIABILITIES	105,125	120,777
Total liabilities	533,607	549,502

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY:
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 92,647 shares and 92,063 shares issued at February 3, 2018 and January 28, 2017, respectively, and 76,724 shares and 78,422 shares outstanding at February 3, 2018 and January 28, 2017, respectively	926	921
Additional paid-in capital	199,099	185,097
Accumulated other comprehensive loss	—	(3,803)
Retained earnings	710,081	690,715
Treasury stock – at average cost; 15,923 shares and 13,641 shares at February 3, 2018 and January 28, 2017, respectively	(256,106)	(237,243)
Total stockholders’ equity	654,000	635,687
Total liabilities and stockholders’ equity	$1,187,607	$1,185,189
See notes to consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts)

	2017	2016	2015
NET SALES	$2,138,030	$2,192,547	$2,350,129
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	1,522,797	1,529,343	1,554,852
Gross profit	615,233	663,204	795,277
OPERATING EXPENSES:
Selling, general, and administrative expenses	562,088	559,541	587,747
Restructuring costs	22,869	—	—
Other operating expense, net	536	62	292
Total operating expenses	585,493	559,603	588,039

OPERATING INCOME	29,740	103,601	207,238

INTEREST EXPENSE, NET	2,242	13,468	15,882
OTHER (INCOME) EXPENSE, NET	(537)	(484)	672
INCOME BEFORE INCOME TAXES	28,035	90,617	190,684
INCOME TAX EXPENSE	8,669	33,200	74,171
NET INCOME	$19,366	$57,417	$116,513

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain (loss)	$(402)	$862	$(1,608)
Amount reclassified to earnings	4,205	—	—
COMPREHENSIVE INCOME	$23,169	$58,279	$114,905

EARNINGS PER SHARE:
Basic	$0.25	$0.73	$1.39
Diluted	$0.25	$0.73	$1.38

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	78,592	78,669	83,980
Diluted	78,870	79,049	84,591
See notes to consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in Thousands)

	Common Stock					Treasury Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	At Average Cost	Total
BALANCE, January 31, 2015	84,298	$904	$149,789	$516,785	$(3,057)	6,102	$(108,082)	$556,339
Net income	—	—	—	116,513	—	—	—	116,513
Issuance of common stock	727	7	1,269	—	—	—	—	1,276
Share-based compensation	—	—	18,457	—	—	—	—	18,457
Repurchase of common stock	(4,111)	—	—	—	—	4,111	(73,024)	(73,024)
Foreign currency translation	—	—	—	—	(1,608)	—	—	(1,608)
BALANCE, January 30, 2016	80,914	$911	$169,515	$633,298	$(4,665)	10,213	$(181,106)	$617,953
Net income	—	—	—	57,417	—	—	—	57,417
Issuance of common stock	936	10	2,724	—	—	—	—	2,734
Share-based compensation	—	—	12,858	—	—	—	—	12,858
Repurchase of common stock	(3,428)	—	—	—	—	3,428	(56,137)	(56,137)
Foreign currency translation	—	—	—	—	862	—	—	862
BALANCE, January 28, 2017	78,422	$921	$185,097	$690,715	$(3,803)	13,641	$(237,243)	$635,687
Net income	—	—	—	19,366	—	—	—	19,366
Issuance of common stock	584	5	(6)	—	—	—	—	(1)
Share-based compensation	—	—	14,008	—	—	—	—	14,008
Repurchase of common stock	(2,282)	—	—	—	—	2,282	(18,863)	(18,863)
Foreign currency translation	—	—	—	—	(402)	—	—	(402)
Amount reclassified to earnings	—	—	—	—	4,205	—	—	4,205
BALANCE, February 3, 2018	76,724	$926	$199,099	$710,081	$—	15,923	$(256,106)	$654,000
See notes to consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,366	$57,417	$116,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,221	82,144	74,904
Loss on disposal of property and equipment	2,891	942	1,561
Impairment charge	9,850	5,108	2,657
Loss on deconsolidation of Canada	10,672	—	—
Amortization of lease financing obligation discount	—	11,354	—
Excess tax benefit from share-based compensation	—	—	(347)
Share-based compensation	14,008	12,858	18,438
Non-cash loss on extinguishment of debt	—	—	5,314
Deferred taxes	(912)	20,065	(10,700)
Landlord allowance amortization	(13,183)	(11,280)	(12,730)
Other non-cash adjustments	(500)	—	—
Payment of original issue discount	—	—	(2,812)
Changes in operating assets and liabilities:
Receivables, net	3,279	6,371	1,097
Inventories	(28,954)	14,144	(14,625)
Accounts payable, deferred revenue, and accrued expenses	(12,862)	(15,857)	17,705
Other assets and liabilities	24,691	3,442	32,628
Net cash provided by operating activities	118,567	186,708	229,603
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(57,435)	(98,712)	(115,343)
Decrease in cash and cash equivalents resulting from deconsolidation of Canada	(9,232)	—	—
Purchase of intangible assets	—	(21)	(35)
Investment in equity interests	—	(10,133)	—
Net cash used in investing activities	(66,667)	(108,866)	(115,378)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	—	—	(198,038)
Costs incurred in connection with debt arrangements	—	—	(1,006)
Payments on lease financing obligations	(1,710)	(1,595)	(1,552)
Repayments of financing arrangements	(2,040)	(3,274)	—
Excess tax benefit from share-based compensation	—	—	347
Proceeds from exercise of stock options	—	2,735	1,276
Repurchase of common stock under share repurchase programs (see Note 9)	(17,264)	(51,538)	(68,574)
Repurchase of common stock for tax withholding obligations	(1,599)	(4,599)	(4,450)
Net cash used in financing activities	(22,613)	(58,271)	(271,997)

EFFECT OF EXCHANGE RATE ON CASH	(438)	899	(1,484)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,849	20,470	(159,256)
CASH AND CASH EQUIVALENTS, Beginning of period	207,373	186,903	346,159
CASH AND CASH EQUIVALENTS, End of period	$236,222	$207,373	$186,903

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$8,787
Cash paid to taxing authorities	$6,142	$40,413	$71,686
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
1. Description of Business and Basis of Presentation
Business Description
Express, Inc., together with its subsidiaries ("Express" or the "Company"), is a specialty apparel and accessories retailer of women's and men's merchandise, targeting the 20 to 30 year old customer. Express merchandise is sold through retail and factory outlet stores and the Company's e-commerce website, www.express.com, as well as its mobile app. As of February 3, 2018, Express operated 490 primarily mall-based retail stores in the United States and Puerto Rico as well as 145 factory outlet stores. Additionally, the Company earned revenue from 17 franchise stores in Latin America. These franchise stores are operated by franchisees pursuant to franchise agreements. Under the franchise agreements, the franchisees operate stand-alone Express stores that sell Express-branded apparel and accessories purchased directly from the Company.
On May 4, 2017, Express announced its intention to exit the Canadian market and Express Fashion Apparel Canada Inc. and one of its wholly-owned subsidiaries filed for protection in Canada under the Companies' Creditors Arrangement Act (CCAA) with the Ontario Superior Court of Justice in Toronto. As of May 4, 2017, Canadian retail operations were deconsolidated from the Company's financial statements. Canadian financial results prior to May 4, 2017 are included in the Company's consolidated financial statements. See Note 14 for additional information.

Fiscal Year
The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. References herein to "2017" represent the 53-week period ended February 3, 2018 and "2016," and "2015" represent the 52-week periods ended January 28, 2017, and January 30, 2016, respectively.
Basis of Presentation
Express, Inc., a holding company, owns all of the outstanding equity interests in Express Topco LLC, a holding company, which owns all of the outstanding equity interests in Express Holding, LLC ("Express Holding"). Express Holding owns all of the outstanding equity interests in Express, LLC. Express, LLC, together with its subsidiaries, including Express Fashion Operations, LLC, conducts the operations of the Company. Express, LLC was a division of L Brands, Inc. until it was acquired by Golden Gate Capital in 2007.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ("ASC 606"). ASC 606 supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)", and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted ASC 606 in the first quarter of fiscal 2018 under the full retrospective method. The primary impact of ASC 606 relates to the accounting for points earned under the Company's customer loyalty program, the timing of revenue recognition for e-commerce sales, and the classification on the income statement of funds received and certain costs incurred related to our private label credit card program. These changes will not have a material effect on the Company's historical financial position and are not expected to have a material effect on the Company's financial position in 2018; however, there are enhanced disclosure requirements under this standard.
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
Cash and Cash Equivalents
Cash and cash equivalents include investments in money market funds, commercial paper with a maturity at the time of purchase of less than 90 days, payments due from banks for third-party credit and debit card transactions for up to five days of sales, cash on hand, and deposits with financial institutions. As of February 3, 2018 and January 28, 2017, amounts due from banks for credit and debit card transactions totaled approximately $11.3 million and $10.2 million, respectively.
Outstanding checks not yet presented for payment amounted to $9.1 million and $49.8 million as of February 3, 2018 and January 28, 2017, respectively, and are included in accounts payable on the Consolidated Balance Sheets.
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
Financial Assets
The following table presents the Company's financial assets measured at fair value on a recurring basis as of February 3, 2018 and January 28, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall.

	February 3, 2018
	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$139,920	$—	$—
Commercial paper	—	79,908
	$139,920	$79,908	$—

	January 28, 2017
	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$177,551	$—	$—
The money market funds are valued using quoted market prices in active markets. The commercial paper is valued using other observable inputs for those securities based on information provided by an independent third party entity.
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
The carrying amounts reflected on the Consolidated Balance Sheets for cash, cash equivalents, receivables, prepaid expenses, and payables as of February 3, 2018 and January 28, 2017 approximated their fair values.
Receivables, Net
Receivables, net consist primarily of construction allowances, receivables from our franchisees and third-party resellers of our gift cards, and other miscellaneous receivables. Outstanding receivables are continuously reviewed for collectability. The Company's allowance for doubtful accounts was not significant as of February 3, 2018 or January 28, 2017.
Inventories
Inventories are principally valued at the lower of cost or net realizable value on a weighted-average cost basis. The Company writes down inventory, the impact of which is reflected in cost of goods sold, buying and occupancy costs in the Consolidated Statements of Income and Comprehensive Income, if the cost of specific inventory items on hand exceeds the amount the Company expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management's judgment regarding future demand and market conditions and analysis of historical experience. The lower of cost or net realizable value adjustment to inventory as of February 3, 2018 and January 28, 2017 was $12.1 million and $12.4 million, respectively.
The Company also records an inventory shrink reserve for estimated merchandise inventory losses between the last physical inventory count and the balance sheet date. This estimate is based on management's analysis of historical results.
Advertising
Advertising production costs are expensed at the time the promotion first appears in media, stores, or on the website. Total advertising expense totaled $112.8 million, $113.2 million, and $110.5 million in 2017, 2016, and 2015, respectively. Advertising costs are included in selling, general, and administrative expenses in the Consolidated Statements of Income and Comprehensive Income.
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
Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The reviews are conducted at the store level, the lowest identifiable level of cash flow. The impairment test requires the Company to estimate the fair value of the assets and compare this to their carrying value. If the fair value of the assets are less than the carrying value, then an impairment charge is recognized and the non-financial assets are recorded at fair value. The Company estimates the fair value using a discounted cash flow model. Factors used in the evaluation include, but are not limited to, management's plans for future operations, recent operating results, and projected cash flows. In 2017, as a result of decreased performance in certain stores, the Company recognized impairment charges of $4.4 million related to 12 stores. In addition, during 2017, the Company recognized $5.5 million related to its 17 Canadian stores, all of which were fully impaired and are now closed. In 2016, the Company recognized impairment charges of $5.1 million related to 11 stores. In 2015, the Company recognized impairment charges of $1.8 million related to 4 stores. With the exception of the Canadian impairment, impairment charges are recorded in cost of goods sold, buying, and occupancy costs in the Consolidated Statements of Income and Comprehensive Income. The Canadian impairment was recorded in restructuring costs in the Consolidated Statements of Income and Comprehensive Income. See Note 14 for further discussion of the exit of the Canadian operations.
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
The Company did not incur any impairment charges on indefinite lived intangible assets in 2017, 2016, or 2015.
Investment in Equity Interests
In the second quarter of 2016, the Company made a $10.1 million investment in Homage, LLC, a privately held retail company based in Columbus, Ohio. The non-controlling investment in the entity is being accounted for under the equity method. Under the terms of the agreement governing the investment, the Company's investment was increased by $0.5 million during the second quarter of 2017 as the result of an accrual of a non-cash preferred yield. The total $10.6 million investment is included in other assets on the Consolidated Balance Sheets.
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
On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted into law. See Note 7 for further discussion of the TCJA.
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
The income tax liability was $9.3 million and $3.4 million as of February 3, 2018 and January 28, 2017, respectively, and is included in accrued expenses on the Consolidated Balance Sheets. The income tax receivable was $1.8 million and $0.6 million as of February 3, 2018 and January 28, 2017, respectively, and is included in other current assets on the Consolidated Balance Sheets.

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
Foreign Currency Translation
The Canadian dollar was the functional currency for the Company's Canadian business, prior to the deconsolidation of the Canadian subsidiary. See Note 14 for additional information. Assets and liabilities denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the exchange rate prevailing at the applicable balance sheet date. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period. Gains or losses resulting from foreign currency transactions are included in other (income) expense, net whereas related translation adjustments are reported as an element of other comprehensive income, both of which are included in the Consolidated Statements of Income and Comprehensive Income.
Revenue Recognition
The Company recognizes sales at the time the customer takes possession of the merchandise which, for e-commerce transactions, requires an estimate of shipments that have not yet been received by the customer. The estimate of these shipments is based on shipping terms and historical delivery times. Amounts related to shipping and handling revenues billed to customers in an e-commerce sale transaction are recorded in net sales, and the related shipping and handling costs are recorded in cost of goods sold, buying and occupancy costs in the Consolidated Statements of Income and Comprehensive Income. The Company's shipping and handling revenues were $8.3 million, $9.9 million, and $13.3 million in 2017, 2016, and 2015, respectively. Associate discounts on merchandise purchases are classified as a reduction of net sales. Net sales exclude sales tax collected from customers and remitted to governmental authorities.
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
The Company provides a reserve for projected merchandise returns based on prior experience. Merchandise returns are often resalable merchandise and are refunded by issuing the same payment tender as the original purchase. Merchandise exchanges of the same product and price, typically due to size or color preferences, are not considered merchandise returns. The sales returns reserve was $10.6 million and $10.0 million as of February 3, 2018 and January 28, 2017, respectively, and is included in accrued expenses on the Consolidated Balance Sheets.
The Company sells gift cards in its stores, on its e-commerce website, and through third parties. These gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The gift card liability balance was $26.7 million and $27.5 million, as of February 3, 2018 and January 28, 2017, respectively, and is included in deferred revenue on the Consolidated Balance Sheets. The Company recognizes revenue from gift cards when they are redeemed by the customer. The Company also recognizes income on unredeemed gift cards, which is recognized proportionately using a time-based attribution method from issuance of the gift card to the time when it can be determined that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions, referred to as "gift card breakage". The gift card breakage rate is based on historical redemption patterns and totaled $3.3 million, $3.6 million, and $3.1 million in 2017, 2016, and 2015, respectively. Gift card breakage is included in net sales in the Consolidated Statements of Income and Comprehensive Income.
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

The following is information regarding the Company's major product and sales channels:

	2017	2016	2015
	(in thousands)
Apparel	$1,872,420	$1,915,146	$2,062,235
Accessories and other	227,364	236,024	242,408
Other revenue	38,246	41,377	45,486
Total net sales	$2,138,030	$2,192,547	$2,350,129

	2017	2016	2015
	(in thousands)
Stores	$1,590,745	$1,737,722	$1,911,923
E-commerce	509,039	413,448	392,720
Other revenue	38,246	41,377	45,486
Total net sales	$2,138,030	$2,192,547	$2,350,129
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
Revenues and long-lived assets relating to the Company's international operations for 2017, 2016, and 2015, and as of February 3, 2018 and January 28, 2017, respectively, were not material and, therefore, not reported separately from domestic revenues and long-lived assets.
3. Property and Equipment, Net
Property and equipment, net, consisted of:

	February 3, 2018	January 28, 2017
	(in thousands)
Building improvements	$86,487	$86,487
Furniture, fixtures and equipment, and software	503,276	487,381
Leasehold improvements	437,323	440,403
Construction in process	19,550	14,094
Other	811	811
Total	1,047,447	1,029,176
Less: accumulated depreciation	(642,434)	(577,890)
Property and equipment, net	$405,013	$451,286
Depreciation expense totaled $89.8 million, $81.5 million, and $74.4 million in 2017, 2016, and 2015, respectively, excluding impairment charges discussed in Note 2.

4. Leased Facilities and Commitments
Annual store rent consists of a fixed minimum amount and/or contingent rent based on a percentage of sales exceeding a stipulated amount.

Rent expense is summarized as follows:

	2017	2016	2015
Store rent:	(in thousands)
Fixed minimum	$208,058	$214,696	$213,228
Contingent	4,002	4,927	6,945
Total store rent	212,060	219,623	220,173
Home office, distribution center, other	7,468	5,945	5,413
Total rent expense	$219,528	$225,568	$225,586
As of February 3, 2018, the Company was committed to noncancelable leases with remaining terms from 1 to 10 years. A substantial portion of these commitments consist of store leases, generally with an initial term of 10 years. Store lease terms typically require additional payments covering real estate taxes, common area maintenance costs, and certain other landlord charges, which are excluded from the following table.
Minimum rent payment commitments under non-cancelable operating leases are as follows (in thousands):

2018	$229,896
2019	197,232
2020	180,691
2021	159,676
2022	147,313
Thereafter	405,754
Total	$1,320,562
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
The initial lease terms related to these lease arrangements are expected to expire in 2023 and 2029. The net book value of landlord funded construction, replacement cost of pre-existing property, and capitalized interest in property and equipment on the Consolidated Balance Sheets was $60.2 million and $63.8 million, as of February 3, 2018 and January 28, 2017, respectively. There was also $66.7 million and $68.2 million of lease financing obligations as of February 3, 2018 and January 28, 2017, respectively, in other long-term liabilities on the Consolidated Balance Sheets.
Rent expense relating to the land is recognized on a straight-line basis over the lease term. The Company does not report rent expense for the portion of the rent payment determined to be related to the buildings which are owned for accounting purposes. Rather, this portion of rent payment under the lease is recognized as interest expense and a reduction of the lease financing obligations.

In February 2016, the Company amended its lease arrangement with the landlord of the Times Square Flagship store. The Company had previously determined it was the owner of the store for accounting purposes based on an assessment of the lease arrangement at inception as described above. The amendment provided the landlord with the option to cancel the lease upon sufficient notice through December 31, 2016. The amendment expired unexercised on December 31, 2016. In conjunction with amending the lease, the Company recognized an $11.4 million put option liability and a related offset as a discount on the lease financing obligation. The discount was amortized over the shortest period under which the landlord was able to exercise this option (60 days). This resulted in the full amortization of the $11.4 million discount during the first quarter of 2016. The amortization of the discount was recorded as interest expense. As of February 3, 2018 and January 28, 2017, the put option was $7.5 million and $9.0 million, respectively, of which $6.8 million and $8.3 million, respectively, are included within other long-term liabilities on the Consolidated Balance Sheets. This amount will be amortized through interest expense over the remaining lease term.
6. Intangible Assets
The following table provides the significant components of intangible assets:

	February 3, 2018
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename/domain names/trademarks	$197,618	$—	$197,618
Licensing arrangements	425	270	155
	$198,043	$270	$197,773

	January 28, 2017
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename/domain names/trademarks	$197,618	$—	$197,618
Licensing arrangements	425	221	204
	$198,043	$221	$197,822
The Company's tradename, Internet domain names, and trademarks have indefinite lives. Licensing arrangements are amortized over a period of ten years and are included in other assets on the Consolidated Balance Sheets.
7. Income Taxes
The provision for income taxes consists of the following:

	2017	2016	2015
Current:	(in thousands)
U.S. federal	$8,415	$7,600	$72,222
U.S. state and local	1,166	4,721	12,425
Foreign	—	814	224
Total	9,581	13,135	84,871
Deferred:
U.S. federal	(1,790)	19,333	(8,715)
U.S. state and local	878	866	(1,983)
Foreign	—	(134)	(2)
Total	(912)	20,065	(10,700)
Provision for income taxes	$8,669	$33,200	$74,171
The following table provides a reconciliation between the statutory federal income tax rate and the effective tax rate:

	2017	2016	2015
Federal income tax rate	33.7%	35.0%	35.0%
State income taxes, net of federal income tax effect	5.7%	4.4%	3.6%
(Benefit)/Expense for uncertain tax positions	(1.1)%	(7.0)%	0.5%
Share-based compensation	8.0%	4.0%	0.2%
Non-deductible executive compensation	7.1%	0.3%	—%
Excess tax over book basis on investment in Express Canada	(18.0)%	—%	—%
Write-off of Express Canada deferred tax assets	16.2%	—%	—%
(Decrease)/Increase in valuation allowance	(8.6)%	1.3%	—%
Impact of Tax Cuts and Jobs Act on deferred taxes	(10.9)%	—%	—%
Other items, net	(1.2)%	(1.4)%	(0.4)%
Effective tax rate	30.9%	36.6%	38.9%
The decrease in the tax rate in 2017 compared to 2016 is primarily attributable to the exit from Canada and the impact of the U.S. tax law change, discussed further below, partially offset by the impact on the tax rate of the share-based compensation and non-deductible executive compensation.
On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted into law. The TCJA will affect the Company through the reduction in the federal corporate income tax rate from 35% to 21% and the one-time re-measurement of the Company's deferred taxes using this new lower tax rate. As a result of the reduction of the federal corporate income tax rate under TCJA, the Company remeasured its net deferred tax liabilities and recorded an income tax benefit of approximately $3.1 million in 2017. The provisional impact of the re-measurement of the Company's deferred taxes under TCJA was calculated considering all available information. The final impact of the TCJA may differ from this provisional amount due to the issuance of additional legislative guidance and further changes in interpretations and assumptions the Company has made in its calculations. The accounting is expected to be complete by the time the 2017 federal corporate income tax return is filed, but not later than one year from the enactment of TCJA.
The decrease in the tax rate in 2016 compared to 2015 is primarily attributable to the release of uncertain tax positions discussed further below, partially offset by the impact on the tax rate of share-based compensation due to the expiration of certain unexercised stock options previously held by the former Chairman of the Company's Board of Directors.
The following table provides the effect of temporary differences that created deferred income taxes as of February 3, 2018 and January 28, 2017. Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carry-forwards at the end of the respective periods.

	February 3, 2018	January 28, 2017
	(in thousands)
Deferred tax assets:
Accrued expenses and deferred compensation	$17,774	$28,340
Rent	21,110	31,170
Lease financing obligations	20,643	31,522
Inventory	1,195	3,005
Other	1,872	3,535
Tax credits/carryforwards	463	562
Valuation allowance	(832)	(3,243)
Total deferred tax assets	62,225	94,891

Deferred tax liabilities:
Prepaid expenses	3,340	5,189
Intangible assets	17,443	22,417
Property and equipment	39,368	66,124
Total deferred tax liabilities	60,151	93,730
Net deferred tax asset	$2,074	$1,161

As a result of the TCJA, the Company determined that a portion of the deferred tax asset related to deferred compensation, which previously had a valuation allowance recorded in the first quarter of 2017, had a remote likelihood of realization upon payout. The deferred tax asset and the related valuation allowance was reduced by $0.8 million in the fourth quarter of 2017. In addition, a valuation allowance was established in the current year for another portion of the deferred tax asset related to deferred compensation in the amount of $0.6 million.
As a result of the exit of our Canadian business, the Company determined that the deferred tax assets related to Canada had a remote likelihood of being utilized, therefore, the deferred tax assets and the corresponding valuation allowance in the amount of $3.0 million were written off in 2017. The Company also established a valuation allowance of $0.2 million related to state and local tax credits generated in 2017 which have a one year carryforward period.
No other valuation allowances have been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future.
The following table summarizes the presentation of the Company’s net deferred tax assets in the Consolidated Balance Sheets:

	February 3, 2018	January 28, 2017
	(in thousands)
Deferred tax assets	$7,025	$7,926
Other long-term liabilities	(4,951)	(6,765)
Net deferred tax assets	$2,074	$1,161

Uncertain Tax Positions
The Company evaluates tax positions using a more likely than not recognition criterion.
A reconciliation of the beginning to ending unrecognized tax benefits is as follows:

	February 3, 2018	January 28, 2017	January 30, 2016
	(in thousands)
Unrecognized tax benefits, beginning of year	$3,104	$9,506	$1,651
Gross addition for tax positions of the current year	118	296	767
Gross addition for tax positions of the prior year	30	527	7,174
Settlements	(147)	—	(57)
Reduction for tax positions of prior years	(46)	(23)	(29)
Lapse of statute of limitations	(661)	(7,202)	—
Unrecognized tax benefits, end of year	$2,398	$3,104	$9,506
The amount of the above unrecognized tax benefits as of February 3, 2018, January 28, 2017, and January 30, 2016 that would impact the Company's effective tax rate, if recognized, is $2.4 million, $3.1 million, and $9.5 million, respectively.
During 2017 and 2016, the Company released gross uncertain tax positions of $0.7 million and $7.2 million, respectively, and the related accrued interest of $0.2 million and $0.9 million, respectively, as a result of the expiration of associated statutes of limitation.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The total amount of net interest in tax expense related to interest and penalties included in the Consolidated Statements of Income and Comprehensive Income was less than $0.1 million for 2017, $(0.3) million for 2016, and $0.7 million for 2015. As of February 3, 2018 and January 28, 2017, the Company had accrued interest of $0.5 million and $0.5 million, respectively.
The Company is subject to examination by the IRS for years subsequent to 2013. The Company is also generally subject to examination by various U.S. state and local and non-U.S. tax jurisdictions for the years subsequent to 2013. There are ongoing U.S. state and local audits covering tax years 2010 through 2015. The Company does not expect the results from any income tax audit to have a material impact on the Company’s financial statements.

The Company believes that over the next twelve months, it is reasonably possible that up to $0.5 million of unrecognized tax benefits could be resolved as the result of the expiration of statutes of limitation. Final settlement of these issues may result in payments that are more or less than this amount, but the Company does not anticipate that the resolution of these matters will result in a material change to its consolidated financial position or results of operations.

8. Debt
A summary of the Company's financing activities are as follows:
Revolving Credit Facility
On May 20, 2015, Express Holding, a wholly-owned subsidiary, and its subsidiaries entered into an Amended and Restated $250 million secured Asset-Based Credit Facility ("Revolving Credit Facility"). The expiration date of the facility is May 20, 2020. As of February 3, 2018, there were no borrowings outstanding and approximately $245.4 million available under the Revolving Credit Facility.
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
Letters of Credit
The Company may enter into various trade letters of credit ("trade LCs") in favor of certain vendors to secure merchandise. These trade LCs are issued for a defined period of time, for specific shipments, and generally expire three weeks after the merchandise shipment date. As of February 3, 2018 and January 28, 2017, there were no outstanding trade LCs. Additionally, the Company enters into stand-by letters of credit ("stand-by LCs") on an as-needed basis to secure payment obligations for merchandise purchases and other general and administrative expenses. As of February 3, 2018 and January 28, 2017, outstanding stand-by LCs totaled $3.3 million and $3.2 million, respectively.
9. Stockholders' Equity
Share Repurchase Programs
On November 28, 2017, the Company's Board of Directors ("Board") approved a new share repurchase program that authorizes the Company to repurchase up to $150 million of the Company’s outstanding common stock using available cash (the "2017 Repurchase Program"). The Company may repurchase shares on the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and amount of stock repurchases will depend on a variety of factors, including business and market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified, or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the program. In 2017, the Company repurchased 2.1 million shares of its common stock under the 2017 Repurchase Program for an aggregate amount equal to $17.3 million, including commissions. In addition, subsequent to February 3, 2018, the Company repurchased an additional 1.9 million shares of its common stock under the 2017 Repurchase Program for an aggregate amount equal to $13.5 million, including commissions.

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
Share-Based Compensation Plans
In 2010, the Board approved, and the Company implemented, the Express, Inc. 2010 Incentive Compensation Plan (as amended, the "2010 Plan"). The 2010 Plan authorizes the Compensation Committee (the "Committee") of the Board and its designees to offer eligible employees and directors cash and stock-based incentives as deemed appropriate in order to attract, retain, and reward such individuals. Effective April 3, 2012, the Board amended the 2010 Plan to, among other things, reduce the number of shares available for issuance under the 2010 Plan. As of February 3, 2018, 15.2 million shares were authorized to be granted under the 2010 Plan and 5.2 million remained available for future issuance, assuming that outstanding restricted stock units with performance-based vesting conditions vest at target.

The following summarizes share-based compensation expense:

	2017	2016	2015
	(in thousands)
Stock options	$1,958	$2,464	$3,399
Restricted stock units and restricted stock	12,050	10,394	15,039
Total share-based compensation	$14,008	$12,858	$18,438
The stock compensation related income tax benefit recognized by the Company in 2017, 2016, and 2015 was $2.1 million, $6.2 million, and $4.7 million, respectively.
Stock Options
During 2017, the Company granted stock options under the 2010 Plan. Stock options granted in 2017 under the 2010 Plan vest 25% per year over four years or upon retirement if the holder has provided 10 years of service and is at least 55 years old at retirement. These options have a ten year contractual life. The expense for stock options is recognized using the straight-line attribution method.
The Company's activity with respect to stock options during 2017 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding, January 28, 2017	2,329	$18.18
Granted	512	$9.33
Exercised	—	$—
Forfeited or expired	(232)	$18.40
Outstanding, February 3, 2018	2,609	$16.43	5.6	$—
Expected to vest at February 3, 2018	772	$12.96	8.5	$—
Exercisable at February 3, 2018	1,801	$18.02	4.3	$—
The following provides additional information regarding the Company's stock options:

	2017	2016	2015
	(in thousands, except per share amounts)
Weighted average grant date fair value of options granted	$4.35	$9.32	$7.79
Total intrinsic value of options exercised	$—	$547	$176
As of February 3, 2018, there was approximately $2.4 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of approximately 1.7 years.
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

	2017	2016	2015
Risk-free interest rate (1)	2.27%	1.62%	1.60%
Price Volatility (2)	45.58%	43.23%	47.81%
Expected term (years) (3)	6.10	6.52	6.25
Dividend yield (4)	—	—	—

(1)	Represents the yield on U.S. Treasury securities with a term consistent with the expected term of the stock options.

(2)	Primarily based on the historical volatility of the Company's common stock over a period consistent with the expected term of the stock options.

(3)
Beginning in 2016, the Company calculated the expected term assumption using the midpoint scenario, which combines historical exercise data with hypothetical exercise data for outstanding options. The Company believes this data currently represents the best estimate of the expected term of new employee options. Prior to 2016, the Company utilized the simplified method to calculate the expected term.

(4)	The Company does not currently plan on paying regular dividends.

Restricted Stock Units and Restricted Stock
During 2017, the Company granted restricted stock units ("RSUs") under the 2010 Plan, including 0.8 million RSUs with performance conditions. The fair value of the RSUs is determined based on the Company's closing stock price on the day prior to the grant date in accordance with the 2010 Plan. The expense for RSUs without performance conditions is recognized using the straight-line attribution method. The expense for RSUs with performance conditions is recognized using the graded vesting method based on the expected achievement of the performance conditions. The RSUs with performance conditions are also subject to time-based vesting. Any of the RSUs granted during 2017 that are earned based on the achievement of performance criteria will vest on April 15, 2020. RSUs without performance conditions vest ratably over four years.
The Company's activity with respect to RSUs and restricted stock, including awards with performance conditions, for 2017 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value
	(in thousands, except per share amounts)
Unvested, January 28, 2017	1,683	$17.64
Granted (1)	2,011	$9.17
Performance Shares Adjustment (2)	(43)	$—
Vested	(584)	$14.48
Forfeited	(165)	$12.78
Unvested, February 3, 2018	2,902	$11.06

(1)
Approximately 0.8 million RSUs with three-year performance conditions were granted in the first quarter of 2017. Eighty percent of these RSUs are currently included as granted in the table above based on current estimates against predefined performance targets. The number of performance-based RSUs that are ultimately earned may vary from 0% to 200% of target depending on achievement relative to the predefined financial performance targets.

(2)
Relates to a change in estimate of RSUs with performance conditions granted in 2015. As of year-end 2017 the actual amount that will vest is approximately 75% of the number of shares granted in 2015 based on the actual performance against predefined financial targets.

The total fair value of RSUs and restricted stock that vested was $8.5 million, $14.0 million, and $11.2 million, during 2017, 2016, and 2015, respectively. As of February 3, 2018, there was approximately $20.9 million of total unrecognized compensation expense related to unvested RSUs and restricted stock, which is expected to be recognized over a weighted-average period of approximately 1.8 years.

11. Earnings Per Share
The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share:

	2017	2016	2015
	(in thousands)
Weighted-average shares - basic	78,592	78,669	83,980
Dilutive effect of stock options, restricted stock units, and restricted stock	278	380	611
Weighted-average shares - diluted	78,870	79,049	84,591
Equity awards representing 3.8 million, 3.7 million, and 2.4 million shares of common stock were excluded from the computation of diluted earnings per share for 2017, 2016, and 2015, respectively, as the inclusion of these awards would have been anti-dilutive.
Additionally, for 2017, 0.6 million shares were excluded from the computation of diluted weighted average shares because the number of shares that will ultimately be issued is contingent on the Company's performance compared to pre-established performance goals which have not been achieved as of February 3, 2018.
12. Retirement Benefits
The employees of the Company, if eligible, participate in a qualified defined contribution retirement plan (the “Qualified Plan”) sponsored by the Company.
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
Total expense recognized related to the Qualified Plan employer match was $4.0 million, $3.8 million, and $3.8 million in 2017, 2016, and 2015, respectively.
In addition to the Qualified Plan, participation in a non-qualified supplemental retirement plan (the "Non-Qualified Plan") was previously made available to employees who met certain age, service, job level, and compensation requirements. The Non-Qualified Plan was an unfunded plan which provided benefits beyond the IRC limits for qualified defined contribution plans. In the first quarter of 2017, the Company elected to terminate the Non-Qualified Plan effective March 31, 2017. Outstanding participant balances are expected to be distributed via lump sum after a 12-month waiting period per IRS regulations regarding distributions from supplemental nonqualified plans. Interest continues to accrue on outstanding balances until such distributions are made. Total expense recognized related to the Non-Qualified Plan was $1.4 million, $2.4 million, and $2.2 million in 2017, 2016, and 2015, respectively.
The Company elected to account for this cash balance plan based on the participant account balances, excluding actuarial considerations, as permitted by the applicable authoritative guidance.

The annual activity for the Company's Non-Qualified Plan, was as follows:

	February 3, 2018	January 28, 2017
	(in thousands)
Balance, beginning of period	$29,706	$27,882
Contributions:
Employee	143	1,741
Company	—	951
Interest	1,409	1,507
Distributions	(5,680)	(2,339)
Forfeitures	—	(36)
Balance, end of period	$25,578	$29,706
As a result of the decision to terminate the Non-Qualified Plan, the liability associated with this plan was reclassified from other long-term liabilities to accrued expenses in 2017. The Company continues to sponsor a qualified defined contribution retirement plan for eligible employees.

13. Commitments and Contingencies
In a complaint filed on January 31, 2017 by Mr. Jorge Chacon in the Superior Court for the State of California for the County of Orange, certain subsidiaries of the Company were named as defendants in a representative action alleging violations of California state wage and hour statutes and other labor standards. The lawsuit seeks unspecified monetary damages and attorneys' fees. In a complaint filed on December 8, 2017 by Mr. Robert Jaurigue in the Superior Court for the State of California for the County of Los Angeles, a subsidiary of the Company was named as a defendant in a representative action alleging violations of California state wage and hour statutes and other labor standards. The case filed by Mr. Jaurigue has been stayed by the court pending resolution of the case filed by Mr. Chacon. The Company is vigorously defending these claims and as of February 3, 2018, has established a reserve based on its best estimate of the outcome of the matters.

The Company is subject to various other claims and contingencies arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company's results of operations, financial condition, or cash flows.

14. Restructuring Costs
In April of 2017, Express made the decision to close all 17 of its retail stores in Canada and discontinue all operations through its Canadian subsidiary, Express Fashion Apparel Canada Inc. ("Express Canada"). In connection with the plan to close all of its Canadian stores, on May 4, 2017, certain of Express, Inc.’s Canadian subsidiaries filed an application with the Ontario Superior Court of Justice (Commercial List) in Toronto (the "Court") seeking protection for Express, Inc.’s Canadian subsidiaries under the Companies’ Creditors Arrangement Act in Canada (the "Filing") and the appointment of a monitor to oversee the liquidation and wind-down process. Express Canada began conducting store closing liquidation sales in the middle of May and closed all of its Canadian stores in June of 2017. On September 27, 2017, a Joint Plan of Compromise and Arrangement (the “Plan”) which sets forth the amounts to be distributed to creditors and others in connection with the liquidation of Express Canada was sanctioned and approved by the Court and the creditors of Express Canada. The Plan is in the process of being implemented and substantially all of creditor distributions under the Plan have been made.

Asset Impairment

As a result of the decision to close the Canadian stores, Express determined that it was more likely than not that the fixed assets associated with the Canadian stores would be sold or otherwise disposed of prior to the end of their useful lives and therefore evaluated these assets for impairment in the first quarter of 2017. As a result of this evaluation, the Company recognized an impairment charge of $5.5 million on the fixed assets in the first quarter of 2017 which is included in restructuring costs in the Consolidated Statements of Income.

Exit Costs

As of May 4, 2017, the date of the Filing, the Company no longer had a controlling interest in the Canadian subsidiaries and therefore it deconsolidated the Canadian operations from the Company's consolidated financial statements as of such date. In addition to the impairment charges noted above, during 2017 the Company also incurred $17.4 million in additional restructuring costs. During the second quarter the Company also recorded a lower of cost or net realizable value adjustment in the amount of $1.3 million in cost of goods sold on the Consolidated Statements of Income related to inventory on hand specifically related to Canada. See Note 7 for the income tax impact of the discontinuation of Canadian operations.

The following provides additional detail regarding the restructuring costs incurred to date as well as a roll-forward of the amounts accrued:

	Accrual as of January 28, 2017	Amounts Expensed	Amounts Paid	Accrual as of February 3, 2018
	(in thousands)
Professional fees	$—	$1,085	$(1,085)	$—
Write-off of investment in Express Canada	—	6,467	—	$—
Lease related accruals	—	5,485	(4,285)	$1,200
Cumulative translation loss reclassed to earnings	—	4,205	—	$—
Other expenses	—	115	—	$—
	$—	$17,357	$(5,370)	$1,200

In addition, the Company incurred a cash loss in the amount of $9.2 million. This amount reflected the cash and cash equivalents balance held by Express Canada at the time of deconsolidation and is a component of the write-off of the investment in Express Canada.

The Company does not expect to incur significant additional restructuring costs and expects to make the majority of the remaining cash payments within the next 12 months.

15. Private Label Credit Card
The Company has an agreement with a third party to provide customers with private label credit cards (the “Card Agreement”). Each private label credit card bears the logo of the Express brand and can only be used at the Company's retail store locations and website. A third-party financing company is the sole owner of the accounts issued under the private label credit card program and absorbs the losses associated with non-payment by the private label card holders and a portion of any fraudulent usage of the accounts. Pursuant to the Card Agreement, the Company receives reimbursement funds from the third-party financing company for expenses the Company incurs based on usage of the private label credit cards. These reimbursement funds are used by the Company to fund marketing programs associated with the private label credit card and are recognized when the amounts are fixed or determinable and collectability is reasonably assured, which is generally at the time the private label credit cards are used or specified transactions occur. The reimbursement funds received related to these private label credit cards are classified in selling, general, and administrative expenses in the Consolidated Statements of Income and Comprehensive Income.
On August 28, 2017, the Company amended its existing Card Agreement (the “Amendment”) with Comenity Bank (the “Bank”) to extend the term of the arrangement through December 31, 2024.
Pursuant to the amended Card Agreement, the Bank continues to have the exclusive right to provide private label credit cards to Company’s customers. In connection with the Amendment, the Bank has agreed to pay the Company a $20.0 million dollar refundable payment which the Company recognized upon receipt as deferred revenue within other long-term liabilities in the Consolidated Balance Sheets and began to recognize into income on a straight-line basis commencing January of 2018. The remaining deferred revenue balance of $19.9 million will be recognized over the term of the amended Card Agreement within the other revenue component of net sales. In addition, the Company received $7.1 million in non-refundable payments during 2017 which were recognized in selling, general, and administrative expenses on the Consolidated Statements of Income as an offset to costs associated with promoting the card.
In addition to these payments, the Company will continue to receive amounts from the Bank during the term of the amended Card Agreement based on a percentage of private label credit card sales and is also eligible to receive incentive payments for the achievement of certain performance targets and reimbursement for certain costs.

16. Quarterly Financial Data (Unaudited)
Summarized unaudited quarterly financial results for 2017 and 2016 follows:

2017 Quarter	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Net sales	$467,029	$478,536	$498,651	$693,814
Gross profit	$126,998	$131,470	$148,801	$207,964
Net (loss) income	$(4,531)	$(11,802)	$6,270	$29,429
Earnings per basic share	$(0.06)	$(0.15)	$0.08	$0.38
Earnings per diluted share	$(0.06)	$(0.15)	$0.08	$0.37

2016 Quarter	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Net sales	$502,909	$504,767	$506,090	$678,781
Gross profit	$167,748	$150,919	$151,717	$192,820
Net income	$12,882	$10,144	$11,617	$22,774
Earnings per basic share	$0.16	$0.13	$0.15	$0.29
Earnings per diluted share	$0.16	$0.13	$0.15	$0.29
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of February 3, 2018.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of February 3, 2018. In making this assessment, we used the criteria set forth by COSO. Based on our assessment, management concluded that, as of February 3, 2018, the Company's internal control over financial reporting was effective.
PricewaterhouseCoopers, LLP, an independent registered public accounting firm that audited the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, has also audited the effectiveness of the Company's internal control over financial reporting as of February 3, 2018, as stated in their report which is included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) that occurred during the fourth quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated herein by reference to the sections entitled "Election of Class II Directors", "Executive Officers", "Corporate Governance" and "Stock Ownership Information - Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for our 2018 Annual Meeting of Stockholders.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item is incorporated herein by reference to the sections entitled "Executive Compensation", "Corporate Governance - Director Compensation", "Corporate Governance - Compensation Committee Interlocks and Insider Participation" and "Executive Compensation - Compensation and Governance Committee Report" in the Proxy Statement for our 2018 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated herein by reference to the section entitled "Stock Ownership Information" in the Proxy Statement for our 2018 Annual Meeting of Stockholders.

The following table summarizes share and exercise price information about our equity compensation plan as of February 3, 2018.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,071,797	16.43	5,233,070
Equity compensation plans not approved by security holders	—	—	—
Total	6,071,797	16.43	5,233,070
The table above includes 1,419,117 RSUs with performance conditions. The number of performance-based RSUs that are ultimately earned may vary from 0% to 200% of target depending on achievement relative to the predefined financial performance targets. The amounts in columns (a) and (c) reflected in the table are calculated assuming the target payout for all performance-based restricted stock units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated herein by reference to the sections entitled "Corporate Governance -Related Person Transactions" and "Corporate Governance - Board Composition - Board Demographics and Refreshment" in the Proxy Statement for our 2018 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item is incorporated herein by reference to the section entitled "Audit Committee - Independent Registered Public Accounting Fees and Services" in the Proxy Statement for our 2018 Annual Meeting of Stockholders.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)    (1) Consolidated Financial Statements
The following consolidated financial statements of Express, Inc. and its subsidiaries are filed as part of this report under Item 8. Financial Statements and Supplementary Data:
Report of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP
Consolidated Balance Sheets as of February 3, 2018 and January 28, 2017
Consolidated Statements of Income and Comprehensive Income for the years ended February 3, 2018, January 28, 2017, and January 30, 2016
Consolidated Statements of Changes in Stockholders' Equity for the years ended February 3, 2018, January 28, 2017, and January 30, 2016
Consolidated Statements of Cash Flows for the years ended February 3, 2018, January 28, 2017, and January 30, 2016
Notes to Consolidated Financial Statements

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

10.2+	Form of Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on June 6, 2013).
10.3+	Form of Amended and Restated Severance Agreement (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed with the SEC on June 6, 2013).
10.6+	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Express S-1).
10.7+	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.17 to the Express S-1).
10.8+	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.19 to the Express S-1).
10.9+	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.13 to the Express S-1).
10.10+	Form of Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on June 6, 2013).
10.11+	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on June 6, 2013).
10.12+	Form of Non-Qualified Stock Option Grant (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on April 4, 2014).
10.13+	Form of Restricted Stock Unit Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on April 4, 2014).
10.14+	Form of Restricted Stock Unit Agreement for Performance Stock Units (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on April 4, 2014).
10.15	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.22 to the Express S-1, filed with the SEC on April 30, 2010).
10.16	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on January 5, 2012).
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
10.29+
Second Amended and Restated Express, Inc. 2010 Incentive Compensation Plan (incorporated by reference to Appendix B to Express, Inc.'s definitive proxy statement on Schedule 14A, filed with the SEC on April 28, 2017).

10.30+*	Letter Agreement, dated November 17, 2017, between James A. Hilt and Express, LLC.
21.1*	List of subsidiaries of registrant.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Financial Officer and Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
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

Date:	April 4, 2018	EXPRESS, INC.

		By:	/s/ Periclis Pericleous
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

Date:	April 4, 2018	By:	/s/ David G. Kornberg
David G. Kornberg
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	April 4, 2018	By:	/s/ Periclis Pericleous
Periclis Pericleous
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Date:	April 4, 2018	By:	/s/ Michael G. Archbold
Michael G. Archbold
Director

Date:	April 4, 2018	By:	/s/ Terry Davenport
Terry Davenport
Director

Date:	April 4, 2018	By:	/s/ Michael F. Devine
Michael F. Devine
Director

Date:	April 4, 2018	By:	/s/ Karen Leever
Karen Leever
Director

Date:	April 4, 2018	By:	/s/ Mylle H. Mangum
Mylle H. Mangum
Director

Date:	April 4, 2018	By:	/s/ Peter Swinburn
Peter Swinburn
Director