Form 10-Q
period 2018-05-05
EXPRESS, INC.
filed 2018-06-13
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 5, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock was 74,524,088 as of June 2, 2018.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, and financial results, our plans and objectives for future operations, growth, initiatives, or strategies, plans to repurchase shares of our common stock, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
External Risks such as:

•	changes in consumer spending and general economic conditions;

•	customer traffic at malls, shopping centers, and at our stores;

•	competition from other retailers;

•	our dependence upon independent third parties to manufacture all of our merchandise;

•	changes in the cost of raw materials, labor, and freight;

•	supply chain disruption;

•	difficulties associated with our distribution facilities;

•	natural disasters, fire, and other events that cause business interruption; and

•	our reliance on third parties to provide us with certain key services for our business.
Strategic Risks such as:

•	our ability to identify and respond to new and changing fashion trends, customer preferences, and other related factors;

•
fluctuations in our sales, results of operations, and cash levels on a seasonal basis and due to a variety of other factors, including our product offerings relative to customer demand, the mix of merchandise we sell, promotions, inventory levels, and sales mix between stores and e-commerce;

•	our dependence on a strong brand image;

•	our ability to adapt to changes in consumer behavior and develop and maintain a relevant and reliable omni-channel experience for our customers;

•	our dependence upon key executive management; and

•
our ability to execute our growth strategy, including improving profitability, providing an exceptional brand and customer experience, transforming and leveraging our systems and processes, and cultivating a strong company culture, and achieving our strategic objectives, including delivering compelling merchandise at an attractive value, investing in growing brand awareness and retaining and acquiring new customers to the Express brand, growing e-commerce sales and expanding our omni-channel capabilities, optimizing our store footprint, and managing our overall cost structure.

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
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. For a discussion of these risks and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 3, 2018 (“Annual Report”), filed with the Securities and Exchange Commission (“SEC”) on April 4, 2018. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	May 5, 2018	February 3, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$184,521	$236,222
Receivables, net	11,248	12,084
Inventories	277,513	260,728
Prepaid minimum rent	29,920	30,779
Other	26,182	24,319
Total current assets	529,384	564,132

PROPERTY AND EQUIPMENT	1,051,508	1,047,447
Less: accumulated depreciation	(657,752)	(642,434)
Property and equipment, net	393,756	405,013

TRADENAME/DOMAIN NAMES/TRADEMARKS	197,618	197,618
DEFERRED TAX ASSETS	7,358	7,346
OTHER ASSETS	12,873	12,815
Total assets	$1,140,989	$1,186,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$125,502	$145,589
Deferred revenue	37,811	41,240
Accrued expenses	106,586	110,563
Total current liabilities	269,899	297,392

DEFERRED LEASE CREDITS	134,283	137,618
OTHER LONG-TERM LIABILITIES	102,407	103,600
Total liabilities	506,589	538,610

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 93,501 shares and 92,647 shares issued at May 5, 2018 and February 3, 2018, respectively, and 75,059 shares and 76,724 shares outstanding at May 5, 2018 and February 3, 2018, respectively	935	926
Additional paid-in capital	202,904	199,099
Retained earnings	704,912	704,395
Treasury stock – at average cost; 18,442 shares and 15,923 shares at May 5, 2018 and February 3, 2018, respectively	(274,351)	(256,106)
Total stockholders’ equity	634,400	648,314
Total liabilities and stockholders’ equity	$1,140,989	$1,186,924
See Notes to Unaudited Consolidated Financial Statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
NET SALES	$479,352	$474,192
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	336,190	341,911
Gross profit	143,162	132,281
OPERATING EXPENSES:
Selling, general, and administrative expenses	140,634	132,339
Restructuring costs	—	6,271
Other operating (income) expense, net	(247)	401
Total operating expenses	140,387	139,011

OPERATING INCOME/(LOSS)	2,775	(6,730)

INTEREST EXPENSE, NET	174	797
OTHER LOSS/(INCOME), NET	—	(12)
INCOME/(LOSS) BEFORE INCOME TAXES	2,601	(7,515)
INCOME TAX EXPENSE/(BENEFIT)	2,084	(4,847)
NET INCOME/(LOSS)	$517	$(2,668)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation (loss)/gain	$—	$(369)
Other Comprehensive (Loss) Income	$—	$(369)
COMPREHENSIVE INCOME/(LOSS)	$517	$(3,037)

EARNINGS PER SHARE:
Basic	$0.01	$(0.03)
Diluted	$0.01	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	75,407	78,446
Diluted	76,123	78,446
See Notes to Unaudited Consolidated Financial Statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$517	$(2,668)
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	21,162	22,893
Loss on disposal of property and equipment	231	403
Impairment charge	—	5,512
Share-based compensation	3,814	4,018
Deferred taxes	(12)	2,286
Landlord allowance amortization	(2,973)	(3,126)
Changes in operating assets and liabilities:
Receivables, net	837	(442)
Inventories	(16,785)	(43,772)
Accounts payable, deferred revenue, and accrued expenses	(29,530)	17,424
Other assets and liabilities	(2,040)	(1,577)
Net cash provided by operating activities	(24,779)	951

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,920)	(14,623)
Net cash used in investing activities	(7,920)	(14,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lease financing obligations	(454)	(414)
Repayments of financing arrangements	(303)	(303)
Repurchase of common stock under share repurchase program	(15,638)	—
Repurchase of common stock for tax withholding obligations	(2,607)	(1,534)
Net cash used in financing activities	(19,002)	(2,251)

EFFECT OF EXCHANGE RATE ON CASH	—	(458)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(51,701)	(16,381)
CASH AND CASH EQUIVALENTS, Beginning of period	236,222	207,373
CASH AND CASH EQUIVALENTS, End of period	$184,521	$190,992
See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements
1. Description of Business and Basis of Presentation
Business Description
Express, Inc., together with its subsidiaries (“Express” or the “Company”), is a specialty retailer of women’s and men’s apparel and accessories, targeting the 20 to 30 year old customer. Express merchandise is sold through retail and factory outlet stores and the Company’s e-commerce website, www.express.com, as well as its mobile app. As of May 5, 2018, Express operated 485 primarily mall-based retail stores in the United States and Puerto Rico as well as 146 factory outlet stores. Additionally, as of May 5, 2018, the Company earned revenue from 16 franchise stores in Latin America. These franchise stores are operated by franchisees pursuant to franchise agreements. Under the franchise agreements, the franchisees operate stand-alone Express stores that sell Express-branded apparel and accessories purchased directly from the Company.
On May 4, 2017, Express announced its intention to exit the Canadian market and Express Fashion Apparel Canada Inc. and one of its wholly-owned subsidiaries filed for protection in Canada under the Companies’ Creditors Arrangement Act (CCAA) with the Ontario Superior Court of Justice in Toronto. As of May 4, 2017, Canadian retail operations were deconsolidated from the Company’s financial statements. Canadian financial results prior to May 4, 2017 are included in the Company’s consolidated financial statements. See Note 12 for additional information.

Fiscal Year
The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. References herein to “2018” and “2017” represent the 52-week period ended February 2, 2019 and the 53-week period ended February 3, 2018, respectively. All references herein to “the first quarter of 2018“ and “the first quarter of 2017“ represent the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively.
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and therefore do not include all of the information or footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for 2018. Therefore, these statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended February 3, 2018, included in the Company’s Annual Report on Form 10-K, filed with the SEC on April 4, 2018.
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

Recently Issued Accounting Pronouncements - Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASC 606”). ASC 606 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted ASC 606 in the first quarter of fiscal 2018 under the full retrospective method, which required the adjustment of each prior period presented. The primary impact of ASC 606 relates to the accounting for points earned under the Company’s customer loyalty program, the timing of revenue recognition for e-commerce sales, and the classification on the income statement of funds received and certain costs incurred related to our private label credit card program. Upon the adoption of ASC 606, the Company recognized a cumulative effect of a change in accounting principle through a reduction to retained earnings on January 31, 2016, the first day of fiscal 2016, in the amount of $6.1 million. The impact of the adoption of ASC 606 on previously issued financial statements included in this report are as follows:

CONSOLIDATED BALANCE SHEET (unaudited, in thousands except per share amounts)	February 3, 2018
ASSETS	As Reported	Adjustments for adoption of ASC 606	As Adjusted
CURRENT ASSETS:
Cash and cash equivalents	$236,222	$—	$236,222
Receivables, net	12,084	—	12,084
Inventories	266,271	(5,543)	260,728
Prepaid minimum rent	30,779	—	30,779
Other	19,780	4,539	24,319
Total current assets	565,136	(1,004)	564,132

PROPERTY AND EQUIPMENT	1,047,447	—	1,047,447
Less: accumulated depreciation	(642,434)	—	(642,434)
Property and equipment, net	405,013	—	405,013

TRADENAME/DOMAIN NAMES/TRADEMARKS	197,618	—	197,618
DEFERRED TAX ASSETS	7,025	321	7,346
OTHER ASSETS	12,815	—	12,815
Total assets	$1,187,607	$(683)	$1,186,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$145,589	$—	$145,589
Deferred revenue	28,920	12,320	41,240
Accrued expenses	116,355	(5,792)	110,563
Total current liabilities	290,864	6,528	297,392

DEFERRED LEASE CREDITS	137,618	—	137,618
OTHER LONG-TERM LIABILITIES	105,125	(1,525)	103,600
Total liabilities	533,607	5,003	538,610

STOCKHOLDERS’ EQUITY:
Common stock – $0.01 par value; 500,000 shares authorized; 93,501 shares and 92,647 shares issued at May 5, 2018 and February 3, 2018, respectively, and 75,059 shares and 76,724 shares outstanding at May 5, 2018 and February 3, 2018, respectively	926	—	926
Additional paid-in capital	199,099	—	199,099
Accumulated other comprehensive loss	—	—	—
Retained earnings	710,081	(5,686)	704,395
Treasury stock – at average cost; 18,442 shares and 15,923 shares at May 5, 2018 and February 3, 2018, respectively	(256,106)	—	(256,106)
Total stockholders’ equity	654,000	(5,686)	648,314
Total liabilities and stockholders’ equity	$1,187,607	$(683)	$1,186,924

CONSOLIDATED STATEMENTS OF INCOME	Thirteen Weeks Ended April 29, 2017
(unaudited, in thousands, except per share amounts)	As Reported	Adjustments for adoption of ASC 606	As Adjusted
NET SALES	$467,029	$7,163	$474,192
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	340,031	1,880	341,911
Gross profit	126,998	5,283	132,281
OPERATING EXPENSES:
Selling, general and administrative expenses	130,072	2,267	132,339
Restructuring costs	6,271	—	6,271
Other operating expense, net	401	—	401
Total operating expenses	136,744	2,267	139,011

OPERATING INCOME	(9,746)	3,016	(6,730)

INTEREST EXPENSE, NET	797	—	797
INTEREST INCOME
OTHER INCOME, NET	(12)	—	(12)
(LOSS) INCOME BEFORE INCOME TAXES	(10,531)	3,016	(7,515)
INCOME TAX (BENEFIT) EXPENSE	(6,000)	1,153	(4,847)
NET INCOME (LOSS)	$(4,531)	$1,863	$(2,668)

EARNINGS PER SHARE:
Basic	$(0.06)	$0.02	$(0.03)
Diluted	$(0.06)	$0.02	$(0.03)

CONSOLIDATED STATEMENT OF CASH FLOWS	Thirteen Weeks Ended April 29, 2017
(unaudited, in thousands)	As Reported	Adjustments for adoption of ASC 606	As Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(4,531)	$1,863	$(2,668)
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	22,893	$—	22,893
Loss on disposal of property and equipment	403	$—	403
Impairment charge	5,512	$—	5,512
Share-based compensation	4,018	$—	4,018
Deferred taxes	1,133	$1,153	2,286
Landlord allowance amortization	(3,126)	$—	(3,126)
Changes in operating assets and liabilities:
Receivables, net	(442)	$—	(442)
Inventories	(46,220)	$2,448	(43,772)
Accounts payable, deferred revenue, and accrued expenses	20,635	$(3,211)	17,424
Other assets and liabilities	676	$(2,253)	(1,577)
Net cash provided by operating activities	951	—	951

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,623)	$—	(14,623)
Net cash used in investing activities	(14,623)	—	(14,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lease financing obligations	(414)	$—	(414)
Repayments of financing arrangements	(303)	$—	(303)
Repurchase of common stock for tax withholding obligations	(1,534)	$—	(1,534)
Net cash used in financing activities	(2,251)	—	(2,251)

EFFECT OF EXCHANGE RATE ON CASH	(458)	$—	(458)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,381)	—	(16,381)
CASH AND CASH EQUIVALENTS, Beginning of period	207,373	$—	207,373
CASH AND CASH EQUIVALENTS, End of period	$190,992	$—	$190,992
Recently Issued Accounting Pronouncements - Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” ASU 2016-02 requires entities to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. Under ASU 2016-02, a lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on its balance sheet. The new standard is effective for annual and interim periods beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method with early adoption permitted. The Company continues to evaluate the impact that adopting ASU 2016-02 will have on its consolidated financial statements, but the most significant impact will be to increase assets and liabilities on the consolidated balance sheet by the present value of the Company’s leasing obligations, which are primarily related to store leases, as well as additional disclosures required.
2. Revenue Recognition
The following is information regarding the Company’s major product categories and sales channels:

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
	(in thousands)
Apparel	$416,482	$412,975
Accessories and other	48,302	47,277
Other revenue	14,568	13,940
Total net sales	$479,352	$474,192

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
	(in thousands)
Stores	$332,150	$361,922
E-commerce	132,634	98,330
Other revenue	14,568	13,940
Total net sales	$479,352	$474,192
Other revenue consists primarily of sell-off revenue related to mark-out-of-stock inventory sales to third parties, shipping and handling revenue related to e-commerce activity, revenue earned from our private label credit card agreement, and revenue from franchise agreements.
Revenue related to the Company’s international franchise operations for the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively, were not material for any period presented and, therefore, are not reported separately from domestic revenue.
Revenue Recognition Policies
Merchandise Sales
The Company recognizes sales for in-store purchases at the point-of-sale. Revenue related to e-commerce transactions is recognized upon shipment based on the fact that control transfers to the customer at that time. The Company has made a policy election to treat shipping and handling as costs to fulfill the contract and as a result any amounts received from customers are included in the transaction price allocated to the performance obligation of providing goods with a corresponding amount accrued within cost of goods sold, buying and occupancy costs in the unaudited Consolidated Statements of Income and Comprehensive Income for amounts paid to applicable carriers. Associate discounts on merchandise purchases are classified as a reduction of net sales. Net sales excludes sales tax collected from customers and remitted to governmental authorities.
Loyalty Program
The Company maintains a customer loyalty program in which customers earn points toward rewards for qualifying purchases and other marketing activities. Upon reaching specified point values, customers are issued a reward, which they may redeem on merchandise purchases at the Company’s stores or on its website. Generally, rewards earned must be redeemed within 60 days from the date of issuance. The Company defers a portion of merchandise sales based on the estimated standalone selling price of the points earned. This deferred revenue is recognized as certificates are redeemed or expire. To calculate this deferral, the Company makes assumptions related to card holder redemption rates based on historical experience. The loyalty liability is included in deferred revenue on the unaudited Consolidated Balance Sheets.

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
	(in thousands)
Beginning balance loyalty deferred revenue	$14,186	$15,662
Reduction in revenue/(revenue recognized)	887	(4,142)
Ending balance loyalty deferred revenue	$15,073	$11,520

Sales Returns Reserve
The Company reduces net sales and provides a reserve for projected merchandise returns based on prior experience. Merchandise returns are often resalable merchandise and are refunded by issuing the same payment tender as the original purchase. The sales returns reserve was $14.5 million and $10.6 million as of May 5, 2018 and February 3, 2018, respectively, and is included in accrued expenses on the unaudited Consolidated Balance Sheets. The asset related to projected returned merchandise is included in other assets on the unaudited Consolidated Balance Sheets.
Gift Cards
The Company sells gift cards in its stores, on its e-commerce website, and through third parties. These gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The gift card liability balance was $22.3 million and $26.7 million, as of May 5, 2018 and February 3, 2018, respectively, and is included in deferred revenue on the Consolidated Balance Sheets. The Company recognizes revenue from gift cards when they are redeemed by the customer. The Company also recognizes income on unredeemed gift cards, referred to as “gift card breakage.” Gift card breakage is recognized proportionately using a time-based attribution method from issuance of the gift card to the time when it can be determined that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions. The gift card breakage rate is based on historical redemption patterns. Gift card breakage is included in net sales in the unaudited Consolidated Statements of Income and Comprehensive Income.

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
	(in thousands)
Beginning gift card liability	$26,737	$27,498
Issuances	8,384	8,228
Redemptions	(11,593)	(12,046)
Gift card breakage	(1,191)	(1,130)
Ending gift card liability	$22,337	$22,550
Private Label Credit Card
The Company has an agreement with Comenity Bank (the “Bank”) to provide customers with private label credit cards (the “Card Agreement”) which was amended on August 28, 2017 to extend the term of the arrangement through December 31, 2024. Each private label credit card bears the logo of the Express brand and can only be used at the Company’s retail store locations and e-commerce channel. The Bank is the sole owner of the accounts issued under the private label credit card program and absorbs the losses associated with non-payment by the private label card holders and a portion of any fraudulent usage of the accounts.
Pursuant to the Card Agreement, the Company receives amounts from the Bank during the term based on a percentage of private label credit card sales and is also eligible to receive incentive payments for the achievement of certain performance targets. These funds are recorded as net sales in the Consolidated Statements of Income and Comprehensive Income.
The Company also receives reimbursement funds from the Bank for expenses the Company incurs. These reimbursement funds are used by the Company to fund marketing and other programs associated with the private label credit card. The reimbursement funds received related to these private label credit cards are recorded as net sales in the unaudited Consolidated Statements of Income and Comprehensive Income.
In connection with the Card Agreement, the Bank agreed to pay the Company a $20.0 million dollar refundable payment which the Company recognized upon receipt as deferred revenue within other long-term liabilities in the unaudited Consolidated Balance Sheets and began to recognize into income on a straight-line basis commencing January of 2018. The remaining deferred revenue balance of $19.9 million will be recognized over the term of the amended Card Agreement within the other revenue component of net sales. In addition, the Company received $7.1 million in non-refundable payments during 2017 which were recognized in the other revenue component of net sales on the unaudited Consolidated Statements of Income with the related expenses classified as cost of goods sold, buying and occupancy.
.

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
	(in thousands)
Beginning balance refundable payment liability	$19,906	$—
Recognized in revenue	(719)	—
Ending balance refundable payment liability	$19,187	$—
3. Earnings Per Share
The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share:

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
	(in thousands)
Weighted-average shares - basic	75,407	78,446
Dilutive effect of stock options and restricted stock units	716	—
Weighted-average shares - diluted	76,123	78,446
Equity awards representing 4.0 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen weeks ended May 5, 2018, as the inclusion of these awards would have been anti-dilutive. Equity awards representing 4.4 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen weeks ended April 29, 2017, as the inclusion of these awards would have been anti-dilutive.
Additionally, for the thirteen weeks ended May 5, 2018, approximately 1.5 million shares were excluded from the computation of diluted weighted average shares because the number of shares that will ultimately be issued is contingent on the Company’s performance compared to pre-established performance goals which have not been achieved as of May 5, 2018.
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
Financial Assets
The following table presents the Company’s financial assets, recorded in cash and cash equivalents on the unaudited Consolidated Balance Sheet, measured at fair value on a recurring basis as of May 5, 2018 and February 3, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall.

	May 5, 2018
	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$157,647	$—	$—

	February 3, 2018
	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$139,920	$—	$—
Commercial paper	—	79,908	—
	$139,920	$79,908	$—
The money market funds are valued using quoted market prices in active markets. The commercial paper is valued using other observable inputs for those securities based on information provided by an independent third party entity.
The carrying amounts reflected on the unaudited Consolidated Balance Sheets for the remaining cash and cash equivalents, receivables, prepaid expenses, and payables as of May 5, 2018 and February 3, 2018 approximated their fair values.
Non-Financial Assets
The Company’s non-financial assets, which include fixtures, equipment, improvements, and intangible assets, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur indicating the carrying value of these assets may not be recoverable, or annually in the case of indefinite lived intangibles, an impairment test is required. The impairment test requires the Company to estimate the fair value of the assets and compare this to the carrying value of the assets. If the fair value of the asset is less than the carrying value, then an impairment charge is recognized and the non-financial assets are recorded at fair value. The Company estimates the fair value using a discounted cash flow model. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results, and projected cash flows. During the thirteen weeks ended May 5, 2018 the Company did not recognize any impairment charges. For the thirteen weeks ended April 29, 2017, the Company recognized impairment charges of approximately $5.5 million related to its 17 Canadian stores, all of which are now closed and fully impaired. These charges are included in restructuring costs in the unaudited Consolidated Statements of Income. See Note 12 for additional discussion regarding the exit from Canada.
5. Intangible Assets
The following table provides the significant components of intangible assets:

	May 5, 2018
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename/domain names/trademarks	$197,618	$—	$197,618
Licensing arrangements	425	282	143
	$198,043	$282	$197,761

	February 3, 2018
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename/domain names/trademarks	$197,618	$—	$197,618
Licensing arrangements	425	270	155
	$198,043	$270	$197,773
The Company’s tradename, Internet domain names, and trademarks have indefinite lives. Licensing arrangements are amortized over a period of ten years and are included in other assets on the unaudited Consolidated Balance Sheets.

6. Income Taxes
The provision for income taxes is based on a current estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. The Company’s effective income tax rate may fluctuate from quarter to quarter as a result of a variety of factors, including changes in the Company’s assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items, and the mix of earnings.
The Company’s effective tax rate was 80.1% and 64.5% for the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively. The effective tax rate for the thirteen weeks ended May 5, 2018 reflects $1.3 million of discrete tax expense related to a tax shortfall for share-based compensation.  The effective tax rate for the thirteen weeks ended April 29, 2017 reflects $5.0 million of discrete tax benefit related to our exit from Canada. This benefit was partially offset by discrete charges of $2.0 million related to a tax shortfall for share-based compensation and $1.2 million for a valuation allowance that was recorded against the deferred tax asset for deferred compensation.
7. Lease Financing Obligations
In certain lease arrangements, the Company is involved in the construction of the building. To the extent the Company is involved in the construction of structural improvements or takes construction risk prior to commencement of a lease, it is deemed the owner of the project for accounting purposes. Therefore, the Company records an asset in property and equipment on the unaudited Consolidated Balance Sheets, including any capitalized interest costs, and related liabilities in accrued interest and lease financing obligations in other long-term liabilities on the unaudited Consolidated Balance Sheets, for the replacement cost of the Company’s portion of the pre-existing building plus the amount of construction costs incurred by the landlord as of the balance sheet date.
The initial terms of the lease arrangements for which the Company is considered the owner are expected to expire in 2023 and 2029. The net book value of landlord funded construction, replacement cost of pre-existing property, and capitalized interest in property and equipment on the unaudited Consolidated Balance Sheets was $59.3 million and $60.2 million, as of May 5, 2018 and February 3, 2018, respectively. There was also $66.3 million and $66.7 million of lease financing obligations as of May 5, 2018 and February 3, 2018, respectively, in other long-term liabilities on the unaudited Consolidated Balance Sheets.
Rent expense relating to the land is recognized on a straight-line basis over the lease term. The Company does not report rent expense for the portion of the rent payment determined to be related to the buildings which are owned for accounting purposes. Rather, this portion of the rent payment under the lease is recognized as interest expense and a reduction of the lease financing obligations.
In February 2016, the Company amended its lease arrangement with the landlord of the Times Square Flagship store. The amendment provided the landlord with the option to cancel the lease upon sufficient notice through December 31, 2016. The option was never exercised and therefore expired on December 31, 2016. In conjunction with amending the lease, the Company recognized an $11.4 million put option liability that is being amortized through interest expense over the remaining lease term. As of May 5, 2018, the remaining balance related to the put option was $8.1 million of which $7.3 million is included within other long-term liabilities on the Consolidated Balance Sheets.
8. Debt
A summary of the Company’s financing activities are as follows:
Revolving Credit Facility
On May 20, 2015, Express Holding, LLC, a wholly-owned subsidiary of the Company (“Express Holding”), and its subsidiaries entered into an Amended and Restated $250.0 million secured Asset-Based Credit Facility (“Revolving Credit Facility”). The expiration date of the facility is May 20, 2020. As of May 5, 2018, there were no borrowings outstanding and approximately $246.7 million was available for borrowing under the Revolving Credit Facility.
The Revolving Credit Facility requires Express Holding and its subsidiaries to maintain a fixed charge coverage ratio of at least 1.0:1.0 if excess availability plus eligible cash collateral is less than 10% of the borrowing base. In addition, the Revolving Credit Facility contains customary covenants and restrictions on Express Holding’s and its subsidiaries’ activities, including, but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, distributions, dividends, the repurchase of capital stock, transactions with affiliates, the ability to change the nature of its business or fiscal year, and permitted business activities. All obligations under the Revolving Credit Facility are guaranteed by Express Holding and its domestic subsidiaries (that are not borrowers) and secured by a lien on, among other assets, substantially all working capital assets including cash, accounts receivable, and inventory, of Express Holding and its domestic subsidiaries.
Letters of Credit
The Company may enter into stand-by letters of credit (“stand-by LCs”) on an as-needed basis to secure payment obligations for merchandise purchases and other general and administrative expenses. As of May 5, 2018 and February 3, 2018, outstanding stand-by LCs totaled $3.3 million and $3.3 million, respectively.
9. Share-Based Compensation
The Company records the fair value of share-based payments to employees in the unaudited Consolidated Statements of Income as compensation expense, net of forfeitures, over the requisite service period.
Share-Based Compensation Plans
The following summarizes share-based compensation expense:

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
	(in thousands)
Restricted stock units	$3,399	$3,155
Stock options	333	863
Performance-based restricted stock units	82	—
Total share-based compensation	$3,814	$4,018
The stock compensation related income tax benefit recognized by the Company during the thirteen weeks ended May 5, 2018 and April 29, 2017 was $2.2 million and $1.9 million, respectively.
Restricted Stock Units
During the thirteen weeks ended May 5, 2018, the Company granted restricted stock units (“RSUs”) under the 2010 Plan. The fair value of RSUs is determined based on the Company’s closing stock price on the day prior to the grant date in accordance with the 2010 Plan. The RSUs granted in 2018 vest ratably over four years and the expense related to these RSUs will be recognized using the straight-line attribution method over this vesting period.
The Company’s activity with respect to RSUs, including awards with performance conditions granted prior to 2018, for the thirteen weeks ended May 5, 2018 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value Per Share
	(in thousands, except per share amounts)
Unvested, February 3, 2018	2,902	$11.06
Granted	1,924	$6.90
Vested	(854)	$14.70
Forfeited	(117)	$11.61
Unvested, May 5, 2018	3,855	$8.99
The total fair value of RSUs that vested during the thirteen weeks ended May 5, 2018 was $12.6 million. As of May 5, 2018, there was approximately $27.7 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 2.0 years.
Stock Options
The Company’s activity with respect to stock options during the thirteen weeks ended May 5, 2018 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding, February 3, 2018	2,609	$16.43
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(36)	$13.02
Outstanding, May 5, 2018	2,573	$16.47	5.3	$14
Expected to vest at May 5, 2018	484	$12.41	8.5	$12
Exercisable at May 5, 2018	2,060	$17.51	4.5	$—
As of May 5, 2018, there was approximately $2.1 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of approximately 1.6 years.
Performance-based Restricted Stock Units
In the first quarter of 2018, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock upon vesting. The number of shares earned could range between 0% and 200% of the target amount depending upon performance achieved over the three year vesting period. The performance conditions of the award include adjusted diluted earnings per share (EPS) targets and total shareholder return (TSR) of the Company’s common stock relative to a select group of peer companies. A Monte Carlo valuation model was used to determine the fair value of the awards. The TSR performance metric is a market condition. Therefore, fair value of the awards is fixed at the measurement date and is not revised based on actual performance. The number of shares that will ultimately vest will change based on estimates of the Company’s adjusted EPS performance in relation to the preestablished targets. The 2018 target grant currently corresponds to approximately 0.5 million shares, with a grant-date fair value of $7.54 per share.
10. Commitments and Contingencies
In a complaint filed on January 31, 2017 by Mr. Jorge Chacon in the Superior Court for the State of California for the County of Orange, certain subsidiaries of the Company were named as defendants in a representative action alleging violations of California state wage and hour statutes and other labor standards. In a complaint filed on December 8, 2017 by Mr. Robert Jaurigue in the Superior Court for the State of California for the County of Los Angeles, a subsidiary of the Company was named as a defendant in a representative action alleging violations of California state wage and hour statutes and other labor standards. Both lawsuits seek unspecified monetary damages and attorneys’ fees. The case filed by Mr. Jaurigue has been stayed by the court pending resolution of the case filed by Mr. Chacon. The Company is vigorously defending these claims and as of February 3, 2018, has established a reserve based on its best estimate of the outcome of the matters.

The Company is subject to various other claims and contingencies arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

11. Investment in Equity Interests
In the second quarter of 2016, the Company made a $10.1 million investment in Homage, LLC, a privately held retail company based in Columbus, Ohio. The non-controlling investment in the entity is being accounted for under the equity method. Under the terms of the agreement governing the investment, the Company’s investment was increased by $0.5 million during the second quarter of 2017 as the result of an accrual of a non-cash preferred yield. The total $10.6 million investment is included in other assets on the unaudited Consolidated Balance Sheets.
12. Restructuring Costs
In April of 2017, Express made the decision to close all 17 of its retail stores in Canada and discontinue all operations through its Canadian subsidiary, Express Fashion Apparel Canada Inc. (“Express Canada”). In connection with the plan to close all of its Canadian stores, on May 4, 2017, certain of Express, Inc.’s Canadian subsidiaries filed an application with the Ontario Superior Court of Justice (Commercial List) in Toronto (the “Court”) seeking protection for Express, Inc.’s Canadian subsidiaries under the Companies’ Creditors Arrangement Act in Canada (the “Filing”) and the appointment of a monitor to oversee the liquidation and wind-down process. Express Canada began conducting store closing liquidation sales in the middle of May and closed all of its Canadian stores in June of 2017. On September 27, 2017, a Joint Plan of Compromise and Arrangement (the “Plan”) which sets forth the amounts to be distributed to creditors and others in connection with the liquidation of Express Canada was sanctioned and approved by the Court and the creditors of Express Canada. The Plan is in the process of being implemented and substantially all of the creditor distributions under the Plan have been made.

Asset Impairment

As a result of the decision to close the Canadian stores, Express determined that it was more likely than not that the fixed assets associated with the Canadian stores would be sold or otherwise disposed of prior to the end of their useful lives and therefore evaluated these assets for impairment in the first quarter of 2017. As a result of this evaluation, the Company recognized an impairment charge of $5.5 million on the fixed assets in the first quarter of 2017, which is included in restructuring costs in the unaudited Consolidated Statements of Income.

Exit Costs

As of May 4, 2017, the date of the Filing, the Company no longer had a controlling interest in the Canadian subsidiaries and therefore it deconsolidated the Canadian operations from the Company’s consolidated financial statements as of such date. In addition to the impairment charges noted above, during the first quarter of 2017 the Company incurred $0.8 million in restructuring costs for professional fees. No restructuring costs were incurred in the first quarter of 2018.

As of May 5, 2018 and February 3, 2018, a $1.2 million lease related accrual remained. The Company does not expect to incur significant additional restructuring costs and expects to make the majority of the remaining cash payments within the next 12 months.

13. Retirement Benefits
The Company previously sponsored a non-qualified deferred compensation plan for certain eligible employees. In the first quarter of 2017, the Company elected to terminate the non-qualified plan effective March 31, 2017. Outstanding participant balances were distributed via lump sum in the first quarter of 2018 in the amount of $25.6 million. The Company had no further liability under the non-qualified plan as of May 5, 2018. The Company continues to sponsor a qualified defined contribution retirement plan for eligible employees.
14. Stockholders’ Equity
On November 28, 2017, the Company’s Board of Directors (“Board”) approved a new share repurchase program that authorized the Company to repurchase up to $150 million of the Company’s outstanding common stock using available cash (the “2017 Repurchase Program”). Under the 2017 Repurchase Program, the Company may repurchase shares on the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and amount of stock repurchases will depend on a variety of factors, including business and market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified, or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the program. In 2017, the Company repurchased 2.1 million shares of its common stock under the 2017 Repurchase Program for an aggregate amount equal to $17.3 million, including commissions. In the first quarter of 2018, the Company repurchased an additional 2.2 million shares of its common stock under the 2017 Repurchase Program for an aggregate amount equal to $15.6 million, including commissions. Subsequent to May 5, 2018, the Company repurchased an additional 0.7 million shares of its common stock for an aggregate amount of $5.3 million, including commissions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of the Company as of the dates and for the periods presented below. The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended February 3, 2018 and our unaudited Consolidated Financial Statements and the related notes included in Item 1 of this Quarterly Report. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors. See “Forward-Looking Statements.”
Overview
Express is a specialty retailer of women’s and men’s apparel and accessories. We have over 35 years of experience offering a distinct combination of style and quality at an attractive value, targeting women and men between 20 and 30 years old. We offer our customers an assortment of fashionable apparel and accessories to address fashion needs across multiple wearing occasions, including work, casual, jeanswear, and going-out occasions.

Q1 2018 vs. Q1 2017
•
Net sales increased 1% to $479.4 million
•
Comparable sales increased 1%
•
Comparable sales (excluding e-commerce sales) decreased 8%
•
E-commerce sales increased 35% to $132.6 million
•
Gross margin percentage increased 200 basis points, to 29.9%
•
Operating income increased $9.5 million to $2.8 million
•
Net income increased $3.2 million to $0.5 million
•
Diluted earnings per share (EPS) increased to $0.01

The following charts show key performance metrics for the first quarter of 2018 compared to the first quarter of 2017.

Strategic Objectives
We remain committed to our long-term growth strategy that includes (1) improving profitability through sales growth, margin expansion, and expense leverage, (2) providing an exceptional brand and customer experience, (3) transforming and leveraging our systems and processes, and (4) cultivating a strong Company culture. In furtherance of our strategy, for 2018, we are focused on the following strategic objectives:

Delivering Compelling Product at an Attractive Value. In the first quarter of 2018, we re-launched our Express One Eleven product line which is a key part of our Spring casual knits offering. The One Eleven line features newness and a wide range of fits. In the second quarter of 2018, we will extend our size offering in men’s and women’s merchandise in over 130 of our retail stores. This is in addition to the extended sizing we already offer online. Our wear-to-work merchandise will also be a key priority for us throughout 2018.

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

Optimizing the Store Fleet and Executing Our Outlet Strategy. We will continue to respond to the rapidly changing retail environment through store closures, conversions of retail stores to outlets, opening new outlet stores, and negotiating favorable store lease terms. We expect to grow our outlet store base over 25% in 2018 through the conversion of 29 retail stores to outlets and the opening of 10 new outlets in 2018. We plan to close 11 retail stores in 2018.

Effectively Manage Our Cost Base. We expect to realize approximately $12 million in cost savings in 2018 through our cost savings initiatives, with the majority benefiting merchandise margin through lower sourcing costs, and remain on track to deliver a total of $44 to $54 million of annualized cost savings over the 2016 to 2019 period.

First quarter 2018 update
Store Productivity
In the first quarter of 2018, comparable sales (excluding e-commerce sales) decreased 8%. We believe this decrease was primarily driven by the following:
•
Decreased traffic at our stores as a result of shifting consumer shopping patterns which are leading to continued traffic challenges in malls; and
•
A decrease in average dollar sales per transaction.

Store Fleet Optimization
As of May 5, 2018, we operated 631 stores, including 146 factory outlet stores.

First quarter of 2018 store openings and closures:
•
Opened 1 new factory outlet store in the U.S.
•
Closed 5 retail stores in the U.S.

E-Commerce
In the first quarter of 2018, our e-commerce sales increased 35% compared to the first quarter of 2017 (33% on a comparable sales basis). We believe the increase was primarily driven by:
•
The shift in customer shopping patterns towards e-commerce and mobile;
•
Increased online conversion; and
•
Omni-channel capabilities delivering incremental sales.
E-commerce sales represented 28% of our total net sales in the first quarter of 2018 compared to 21% in the first quarter of 2017.

Other Business Achievements
Product
•
Saw improved performance in our men’s business and improving trends in our women’s business.
Customer Experience
•
Further expanded our omni-channel capabilities, doubling the number of ship-from-store locations and reaching our target a quarter earlier than we anticipated.
Brand
•
Positioned brand for launch of extended sizing in stores in the second quarter of 2018
Other
•
Repurchased 2.2 million shares for $15.6 million at an average price of $7.11.

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
Net Sales
Revenue from the sale of merchandise, less returns and discounts, as well as shipping and handling revenue related to e-commerce, revenue from the rental of our LED sign in Times Square, gift card breakage, revenue earned from our private label credit card agreement, and revenue earned from our franchise agreements.

Our business is seasonal, and we have historically realized a higher portion of our net sales in the third and fourth quarters due primarily to the impact of the holiday season. Generally, approximately 45% of our annual net sales occur in the Spring season (first and second quarters) and 55% occur in the Fall season (third and fourth quarters).

Comparable Sales
Comparable sales is a measure of the amount of sales generated in a period relative to the amount of sales generated in the comparable prior year period. Comparable sales for the first quarter of 2018 were calculated using the 13-week period ended May 5, 2018 as compared to the 13-week period ended May 6, 2017.
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

Results of Operations
The First Quarter of 2018 Compared to the First Quarter of 2017
Net Sales

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Net sales (in thousands)	$479,352	$474,192
Comparable sales percentage change	1%	(10)%
Comparable sales percentage change (excluding e-commerce sales)	(8)%	(17)%
Gross square footage at end of period (in thousands)	5,387	5,612
Number of:
Stores open at beginning of period	635	656
New retail stores	—	—
New outlet stores	1	5
Retail stores converted to outlets	—	—
Closed stores	(5)	(9)
Stores open at end of period	631	652

Net sales increased approximately $5.2 million compared to the first quarter of 2017. The increase was primarily attributable to an increase in comparable sales of 1% in the first quarter of 2018 compared to the first quarter of 2017. The increase in comparable sales resulted primarily from an increase in e-commerce sales. We attribute these increases to the aforementioned shift in consumer shopping patterns, our expanded assortment online and improvements in our online, and mobile customer experience. These increases were partially offset by a decrease in comparable store sales (excluding e-commerce) as a result of decreased traffic at our stores due in part to decreases in mall traffic overall and a decrease in average dollar sales per transacation.

Gross Profit
The following table shows cost of goods sold, buying and occupancy costs, gross profit in dollars, and gross margin percentage for the stated periods:

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$336,190	$341,911
Gross profit	$143,162	$132,281
Gross margin percentage	29.9%	27.9%
The 200 basis point increase in gross margin percentage, or gross profit as a percentage of net sales, in the first quarter of 2018 compared to the first quarter of 2017 was comprised of a 90 basis point improvement in merchandise margin and a 110 basis point decrease in buying and occupancy costs as a percentage of net sales. The improvement in merchandise margin was driven by our sourcing-related cost savings initiatives. The decrease in buying and occupancy costs was primarily the result of the exit from Canada in 2017 and lower rent expense due to favorable lease renewals. These were partially offset by increased fulfillment costs as a result of increased e-commerce sales.
Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
	(in thousands, except percentages)
Selling, general, and administrative expenses	$140,634	$132,339
Selling, general, and administrative expenses, as a percentage of net sales	29.3%	27.9%
The $8.3 million increase in selling, general, and administrative expenses in the first quarter of 2018 as compared to the first quarter of 2017 was primarily the result of increased marketing expense due to investments in marketing, technology, and e-commerce initiatives. Moreover, the increase was also partially due to an accrual for incentive compensation and increased payroll due to wage increases.
Restructuring Costs
The following table shows restructuring costs in dollars for the stated periods:

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
	(in thousands)
Restructuring costs	$—	$6,271
Restructuring costs represent the costs incurred related to the exit of our Canadian business in 2017. These costs included $5.5 million in impairment charges and $0.8 million in professional fees during the thirteen weeks ended April 29, 2017.

Income Tax Expense
The following table shows income tax expense in dollars for the stated periods:

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
	(in thousands)
Income tax expense	$2,084	$(4,847)
The effective tax rate was 80.1% for the thirteen weeks ended May 5, 2018 compared to 64.5% for the thirteen weeks ended April 29, 2017. The effective tax rate for the thirteen weeks ended May 5, 2018 reflects $1.3 million of discrete tax expense related to a tax shortfall for share-based compensation. The effective tax rate for the thirteen weeks ended April 29, 2017 reflects $5.0 million of discrete tax benefit related to our exit from Canada. This benefit was partially offset by discrete charges of $2.0 million related to a tax shortfall for share-based compensation and $1.2 million for a valuation allowance that was recorded against the deferred tax asset for deferred compensation. The effective tax rate, excluding discrete items, was 28.6% and 39.2% for the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively.
We anticipate that our effective tax rate, excluding discrete items, will be approximately 28% in 2018.
Non-GAAP Financial Measures
The following table presents adjusted operating income/(loss), adjusted net income/(loss) and adjusted diluted earnings per share, each non-GAAP financial measures, and operating income/(loss), net income/(loss), and diluted earnings per share, the most closely related GAAP measures, for the stated periods. Adjusted operating income/(loss), adjusted net income/(loss), and adjusted diluted earnings per share eliminate the impact of the exit of our Canadian business in 2017:

	Thirteen Weeks Ended
	May 5, 2018		April 29, 2017
	(in thousands, except per share amounts)
Operating Income/(Loss)	$2,775		$(6,730)
Adjusted Operating Income/(Loss)	$2,775	*	$(459)
Net Income/(Loss)	$517		$(2,668)
Adjusted Net Income/(Loss)	$517	*	$(3,694)
Diluted Earnings Per Share	$0.01		$(0.03)
Adjusted Diluted Earnings Per Share	$0.01	*	$(0.05)
*No adjustments were made to operating income, net income, or diluted earnings per share for the thirteen weeks ended May 5, 2018.
We supplement the reporting of our financial information determined under GAAP with certain non-GAAP financial measures: adjusted operating income/(loss), adjusted net income/(loss), and adjusted diluted earnings per share. We believe that these non-GAAP measures provide additional useful information to assist stockholders in understanding our financial results and assessing our prospects for future performance. Management believes adjusted operating income/(loss), adjusted net income/(loss), and adjusted diluted earnings per share are important indicators of our business performance because they exclude items that may not be indicative of, or are unrelated to, our underlying operating results, and provide a better baseline for analyzing trends in our business. In addition, adjusted diluted earnings per share is used as a performance measure in our executive compensation program for purposes of determining the number of equity awards that are ultimately earned. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported operating income/(loss), reported net income/(loss), or reported diluted earnings per share. These non-GAAP financial measures reflect an additional way of viewing our operations that, when viewed with our GAAP results and the below reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of our business. We strongly encourage investors and stockholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.
The table below reconciles the non-GAAP financial measures, adjusted operating loss, adjusted net loss, and adjusted diluted earnings per share, with the most directly comparable GAAP financial measures, operating loss, net loss, and diluted earnings per share for the first quarter of 2017.

	Thirteen Weeks Ended April 29, 2017
(in thousands, except per share amounts)	Operating Loss	Net Loss	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$(6,730)	$(2,668)	$(0.03)	78,446
Impact of Canadian Exit	6,271	6,271	0.08
Income Tax Benefit - Canadian Exit	—	(7,297)	(0.09)
Adjusted Non-GAAP Measure	$(459)	$(3,694)	$(0.05)
Liquidity and Capital Resources
A summary of cash provided by or used in operating, investing, and financing activities is shown in the following table:

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
	(in thousands)
(Used in) provided by operating activities	$(24,779)	$951
Used in investing activities	(7,920)	(14,623)
Used in financing activities	(19,002)	(2,251)
Decrease in cash and cash equivalents	(51,701)	(16,381)
Cash and cash equivalents at end of period	$184,521	$190,992
Our business relies on cash flows from operations as our primary source of liquidity, with the majority of those cash flows being generated in the fourth quarter of the year. Our primary operating cash needs are for merchandise inventories, payroll, store rent, and marketing. For the thirteen weeks ended May 5, 2018, our cash flows used in operating activities were $24.8 million compared to $1.0 million in cash flows provided by operating activities for the thirteen weeks ended April 29, 2017. The decrease in cash flows from operating activities for the thirteen weeks ended May 5, 2018 was primarily driven by the distribution of $25.6 million related to the termination of our non-qualified supplemental retirement plan.
In addition to cash flows from operations, we have access to additional liquidity, if needed, through borrowings under our Revolving Credit Facility. As of May 5, 2018, we had $246.7 million available for borrowing under our Revolving Credit Facility. Refer to Note 8 of our unaudited Consolidated Financial Statements for additional information on our Revolving Credit Facility.
We also use cash for capital expenditures and financing transactions. For the thirteen weeks ended May 5, 2018, we had capital expenditures of approximately $7.9 million. These relate primarily to store remodels, new outlet stores, and information technology projects to support our strategic business initiatives. We expect capital expenditures for the remainder of 2018 to be approximately $52 million to $57 million, primarily driven by store remodels, new outlet stores, and investments in information technology. These capital expenditures do not include the impact of landlord allowances, which are expected to be approximately $4 million for the remainder of 2018.
On November 28, 2017, the Board approved a new share repurchase program that authorizes us to repurchase up to $150 million of our outstanding common stock using available cash. For the thirteen weeks ended May 5, 2018, we repurchased 2.2 million shares under the share repurchase program for an aggregate amount equal to $15.6 million, including commissions. In addition, subsequent to May 5, 2018, the Company repurchased an additional 0.7 million shares under the share repurchase program for an aggregate amount equal to $5.3 million, including commissions.

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

Contractual Obligations
Our contractual obligations and other commercial commitments did not change materially between February 3, 2018 and May 5, 2018. For additional information regarding our contractual obligations as of February 3, 2018, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended February 3, 2018.
Critical Accounting Policies
Management has determined that our most critical accounting policies are those related to revenue recognition, merchandise inventory valuation, long-lived asset valuation, claims and contingencies, and income taxes. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to the policies discussed in our Annual Report on Form 10-K for the year ended February 3, 2018.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our Revolving Credit Facility bears interest at variable rates, however, we did not borrow any amounts under the Revolving Credit Facility during the thirteen weeks ended May 5, 2018. Changes in interest rates are not expected to have a material impact on our future earnings or cash flows given our limited exposure to such changes.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 5, 2018.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the first quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS.
Information relating to legal proceedings is set forth in Note 10 to our unaudited Consolidated Financial Statements included in Part I of this Quarterly Report and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.
In addition to the other information set forth in this Quarterly Report, careful consideration should be given to the risk factors set forth in “Item 1A. Risk Factors”, of our Annual Report on Form 10-K for the year ended February 3, 2018, any of which could materially affect our business, operations, financial position, stock price, or future results. The risks described herein and in our Annual Report on Form 10-K for the year ended February 3, 2018, are important to an understanding of the statements made in this Quarterly Report, in our other filings with the SEC, and in any other discussion of our business. These risk factors, which contain forward-looking information, should be read in conjunction with “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the unaudited Consolidated Financial Statements and related notes included in this Quarterly Report.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding the purchase of shares of our common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during each month of the quarterly period ended May 5, 2018:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs(2)
	(in thousands, except per share amounts)
February 4, 2018 - March 3, 2018	1,130	$6.90	1,130	$125,000
March 4, 2018 - April 7, 2018	798	$7.23	795	$119,264
April 8, 2018 - May 5, 2018	590	$7.92	275	$117,177
Total	2,518		2,200
(1) Includes shares purchased in connection with employee tax withholding obligations under the 2010 Plan.
(2) On November 28, 2017, the Board approved a share repurchase program that authorizes the Company to repurchase up to $150 million of the Company’s outstanding common stock using available cash. The Company may repurchase shares on the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and amount of stock repurchases will depend on a variety of factors, including business and market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified, or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.     OTHER INFORMATION.
None.

ITEM 6.    EXHIBITS.
Exhibits. The following exhibits are filed or furnished with this Quarterly Report:

Exhibit Number	Exhibit Description
10.1+	Form of Restricted Stock Unit and Other Cash-Based Award Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company with the SEC on April 6, 2018.)
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith.
+ Indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	June 13, 2018	EXPRESS, INC.

		By:	/s/ Periclis Pericleous
Periclis Pericleous
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)