Form 10-Q
period 2018-08-04
EXPRESS, INC.
filed 2018-09-13
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 4, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock was 73,380,842 as of September 1, 2018.

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
External Risks such as:

•	changes in consumer spending and general economic conditions;

•	customer traffic at malls, shopping centers, and at our stores;

•	competition from other retailers;

•	our dependence upon independent third parties to manufacture all of our merchandise;

•	changes in the cost of raw materials, labor, and freight;

•	supply chain disruption and increased tariffs;

•	difficulties associated with our distribution facilities;

•	natural disasters, fire, and other events that cause business interruption; and

•	our reliance on third parties to provide us with certain key services for our business.
Strategic Risks such as:

•	our ability to identify and respond to new and changing fashion trends, customer preferences, and other related factors;

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
EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	August 4, 2018	February 3, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$190,845	$236,222
Receivables, net	11,278	12,084
Inventories	270,445	260,728
Prepaid minimum rent	30,734	30,779
Other	23,998	24,319
Total current assets	527,300	564,132

PROPERTY AND EQUIPMENT	1,058,171	1,047,447
Less: accumulated depreciation	(677,611)	(642,434)
Property and equipment, net	380,560	405,013

TRADENAME/DOMAIN NAMES/TRADEMARKS	197,618	197,618
DEFERRED TAX ASSETS	7,372	7,346
OTHER ASSETS	13,407	12,815
Total assets	$1,126,257	$1,186,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$143,727	$145,589
Deferred revenue	38,946	41,240
Accrued expenses	86,368	110,563
Total current liabilities	269,041	297,392

DEFERRED LEASE CREDITS	132,181	137,618
OTHER LONG-TERM LIABILITIES	101,345	103,600
Total liabilities	502,567	538,610

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 93,632 shares and 92,647 shares issued at August 4, 2018 and February 3, 2018, respectively, and 73,381 shares and 76,724 shares outstanding at August 4, 2018 and February 3, 2018, respectively	936	926
Additional paid-in capital	206,355	199,099
Retained earnings	707,146	704,395
Treasury stock – at average cost; 20,251 shares and 15,923 shares at August 4, 2018 and February 3, 2018, respectively	(290,747)	(256,106)
Total stockholders’ equity	623,690	648,314
Total liabilities and stockholders’ equity	$1,126,257	$1,186,924
See Notes to Unaudited Consolidated Financial Statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
NET SALES	$493,605	$481,209	$972,957	$955,401
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	353,202	347,452	689,392	689,363
Gross profit	140,403	133,757	283,565	266,038
OPERATING EXPENSES:
Selling, general, and administrative expenses	137,655	134,169	278,289	266,508
Restructuring costs	—	16,340	—	22,611
Other operating (income) expense, net	71	(724)	(176)	(323)
Total operating expenses	137,726	149,785	278,113	288,796

OPERATING INCOME/(LOSS)	2,677	(16,028)	5,452	(22,758)

INTEREST (INCOME)/EXPENSE, NET	(38)	696	136	1,493
OTHER INCOME, NET	(500)	(525)	(500)	(537)
INCOME/(LOSS) BEFORE INCOME TAXES	3,215	(16,199)	5,816	(23,714)
INCOME TAX EXPENSE/(BENEFIT)	981	(4,308)	3,065	(9,155)
NET INCOME/(LOSS)	$2,234	$(11,891)	$2,751	$(14,559)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	$—	$4,172	$—	$3,803
Other Comprehensive Income	$—	$4,172	$—	$3,803
COMPREHENSIVE INCOME/(LOSS)	$2,234	$(7,719)	$2,751	$(10,756)

EARNINGS PER SHARE:
Basic	$0.03	$(0.15)	$0.04	$(0.19)
Diluted	$0.03	$(0.15)	$0.04	$(0.19)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	73,958	78,786	74,683	78,616
Diluted	74,675	78,786	75,399	78,616
See Notes to Unaudited Consolidated Financial Statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$2,751	$(14,559)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	42,434	45,258
Loss on disposal of property and equipment	301	1,256
Impairment charge	—	5,479
Loss on deconsolidation of Canada	—	10,672
Share-based compensation	7,266	7,460
Deferred taxes	(25)	2,264
Landlord allowance amortization	(5,970)	(6,537)
Other non-cash adjustments	(500)	(500)
Changes in operating assets and liabilities:
Receivables, net	806	415
Inventories	(9,717)	(23,549)
Accounts payable, deferred revenue, and accrued expenses	(30,379)	(8,560)
Other assets and liabilities	906	(8,898)
Net cash provided by operating activities	7,873	10,201

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17,389)	(30,154)
Decrease in cash and cash equivalents resulting from deconsolidation of Canada	—	(9,232)
Net cash used in investing activities	(17,389)	(39,386)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lease financing obligations	(916)	(835)
Repayments of financing arrangements	(303)	(2,040)
Repurchase of common stock under share repurchase program	(32,000)	—
Repurchase of common stock for tax withholding obligations	(2,642)	(1,562)
Net cash used in financing activities	(35,861)	(4,437)

EFFECT OF EXCHANGE RATE ON CASH	—	(437)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(45,377)	(34,059)
CASH AND CASH EQUIVALENTS, Beginning of period	236,222	207,373
CASH AND CASH EQUIVALENTS, End of period	$190,845	$173,314
See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements
1. Description of Business and Basis of Presentation
Business Description
Express, Inc., together with its subsidiaries (“Express” or the “Company”), is a specialty retailer of women’s and men’s apparel and accessories, targeting the 20 to 30 year old customer. Express merchandise is sold through retail and factory outlet stores and the Company’s e-commerce website, www.express.com, as well as its mobile app. As of August 4, 2018, Express operated 455 primarily mall-based retail stores in the United States and Puerto Rico as well as 176 factory outlet stores. Additionally, as of August 4, 2018, the Company earned revenue from 16 franchise stores in Latin America. These franchise stores are operated by franchisees pursuant to franchise agreements. Under the franchise agreements, the franchisees operate stand-alone Express stores that sell Express-branded apparel and accessories purchased directly from the Company.
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

Fiscal Year
The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. References herein to “2018” and “2017” represent the 52-week period ended February 2, 2019 and the 53-week period ended February 3, 2018, respectively. All references herein to “the second quarter of 2018“ and “the second quarter of 2017“ represent the thirteen weeks ended August 4, 2018 and July 29, 2017, respectively.
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

CONSOLIDATED BALANCE SHEET (unaudited, in thousands except per share amounts)	February 3, 2018
ASSETS	As Reported	Adjustments for adoption of ASC 606	As Adjusted
CURRENT ASSETS:
Cash and cash equivalents	$236,222	$—	$236,222
Receivables, net	12,084	—	12,084
Inventories	266,271	(5,543)	260,728
Prepaid minimum rent	30,779	—	30,779
Other	19,780	4,539	24,319
Total current assets	565,136	(1,004)	564,132

PROPERTY AND EQUIPMENT	1,047,447	—	1,047,447
Less: accumulated depreciation	(642,434)	—	(642,434)
Property and equipment, net	405,013	—	405,013

TRADENAME/DOMAIN NAMES/TRADEMARKS	197,618	—	197,618
DEFERRED TAX ASSETS	7,025	321	7,346
OTHER ASSETS	12,815	—	12,815
Total assets	$1,187,607	$(683)	$1,186,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$145,589	$—	$145,589
Deferred revenue	28,920	12,320	41,240
Accrued expenses	116,355	(5,792)	110,563
Total current liabilities	290,864	6,528	297,392

DEFERRED LEASE CREDITS	137,618	—	137,618
OTHER LONG-TERM LIABILITIES	105,125	(1,525)	103,600
Total liabilities	533,607	5,003	538,610

STOCKHOLDERS’ EQUITY:
Common stock	926	—	926
Additional paid-in capital	199,099	—	199,099
Retained earnings	710,081	(5,686)	704,395
Treasury stock	(256,106)	—	(256,106)
Total stockholders’ equity	654,000	(5,686)	648,314
Total liabilities and stockholders’ equity	$1,187,607	$(683)	$1,186,924

CONSOLIDATED STATEMENTS OF INCOME	Thirteen Weeks Ended July 29, 2017
(unaudited, in thousands, except per share amounts)	As Reported	Adjustments for adoption of ASC 606	As Adjusted
NET SALES	$478,536	$2,673	$481,209
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	347,066	386	347,452
Gross profit	131,470	2,287	133,757
OPERATING EXPENSES:
Selling, general and administrative expenses	131,736	2,433	134,169
Restructuring costs	16,340	—	16,340
Other operating expense, net	(724)	—	(724)
Total operating expenses	147,352	2,433	149,785

OPERATING INCOME	(15,882)	(146)	(16,028)

INTEREST EXPENSE, NET	696	—	696
INTEREST INCOME
OTHER INCOME, NET	(525)	—	(525)
(LOSS) INCOME BEFORE INCOME TAXES	(16,053)	(146)	(16,199)
INCOME TAX (BENEFIT) EXPENSE	(4,251)	(57)	(4,308)
NET INCOME (LOSS)	$(11,802)	$(89)	$(11,891)

EARNINGS PER SHARE:
Basic	$(0.15)	$—	$(0.15)
Diluted	$(0.15)	$—	$(0.15)

CONSOLIDATED STATEMENTS OF INCOME	Twenty-Six Weeks Ended July 29, 2017
(unaudited, in thousands, except per share amounts)	As Reported	Adjustments for adoption of ASC 606	As Adjusted
NET SALES	$945,565	$9,836	$955,401
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	687,097	2,266	689,363
Gross profit	258,468	7,570	266,038
OPERATING EXPENSES:
Selling, general and administrative expenses	261,808	4,700	266,508
Restructuring costs	22,611	—	22,611
Other operating expense, net	(323)	—	(323)
Total operating expenses	284,096	4,700	288,796

OPERATING INCOME	(25,628)	2,870	(22,758)

INTEREST EXPENSE, NET	1,493	—	1,493
INTEREST INCOME
OTHER INCOME, NET	(537)	—	(537)
(LOSS) INCOME BEFORE INCOME TAXES	(26,584)	2,870	(23,714)
INCOME TAX (BENEFIT) EXPENSE	(10,251)	1,096	(9,155)
NET INCOME (LOSS)	$(16,333)	$1,774	$(14,559)

EARNINGS PER SHARE:
Basic	$(0.21)	$0.02	$(0.19)
Diluted	$(0.21)	$0.02	$(0.19)

CONSOLIDATED STATEMENT OF CASH FLOWS	Twenty-Six Weeks Ended July 29, 2017
(unaudited, in thousands)	As Reported	Adjustments for adoption of ASC 606	As Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(16,333)	$1,774	$(14,559)
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	45,258	—	45,258
Loss on disposal of property and equipment	1,256	—	1,256
Impairment charge	5,479	—	5,479
Loss on deconsolidation of Canada	10,672	—	10,672
Share-based compensation	7,460	—	7,460
Deferred taxes	1,168	1,096	2,264
Landlord allowance amortization	(6,537)	—	(6,537)
Other non-cash adjustments	(500)	—	(500)
Changes in operating assets and liabilities:
Receivables, net	415	—	415
Inventories	(23,905)	356	(23,549)
Accounts payable, deferred revenue, and accrued expenses	(5,178)	(3,382)	(8,560)
Other assets and liabilities	(9,054)	156	(8,898)
Net cash provided by operating activities	10,201	—	10,201

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(30,154)	—	(30,154)
Decrease in cash and cash equivalents resulting from deconsolidation of Canada	(9,232)	—	(9,232)
Net cash used in investing activities	(39,386)	—	(39,386)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lease financing obligations	(835)	—	(835)
Repayments of financing arrangements	(2,040)	—	(2,040)
Repurchase of common stock under share repurchase program	—	—	—
Repurchase of common stock for tax withholding obligations	(1,562)	—	(1,562)
Net cash used in financing activities	(4,437)	—	(4,437)

EFFECT OF EXCHANGE RATE ON CASH	(437)	—	(437)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(34,059)	—	(34,059)
CASH AND CASH EQUIVALENTS, Beginning of period	207,373	—	207,373
CASH AND CASH EQUIVALENTS, End of period	$173,314	$—	$173,314

Recently Issued Accounting Pronouncements - Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” ASU 2016-02 requires entities to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. Under ASU 2016-02, a lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on its balance sheet. The new standard is effective for annual and interim periods beginning after December 15, 2018. In July 2018, the FASB issued ASU 2018-11, “Leases: Targeted Improvements,” as an amendment to ASU 2016-02, which provides entities with an additional transition method to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will adopt the new leasing standard in the first quarter of 2019 and is in the process of assessing its policies and procedures in conjunction with its review of lease agreements to support recognition and disclosure upon adoption. While the Company continues to assess all potential impacts of the standard, the Company currently believes the most significant impact relates to recording lease assets and related liabilities on the Consolidated Balance sheets. The Company also continues to evaluate the potential impact on the Consolidated Statements of Income of the standard as a whole and more specifically as it relates to the available practical expedients.
2. Revenue Recognition
The following is information regarding the Company’s major product categories and sales channels:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
	(in thousands)		(in thousands)
Apparel	$429,152	$421,595	$845,634	$834,570
Accessories and other	51,845	50,972	100,147	98,249
Other revenue	12,608	8,642	27,176	22,582
Total net sales	$493,605	$481,209	$972,957	$955,401

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
	(in thousands)		(in thousands)
Stores	$357,113	$382,329	$689,263	$744,251
E-commerce	123,884	90,238	256,518	188,568
Other revenue	12,608	8,642	27,176	22,582
Total net sales	$493,605	$481,209	$972,957	$955,401
Other revenue consists primarily of sell-off revenue related to mark-out-of-stock inventory sales to third parties, shipping and handling revenue related to e-commerce activity, revenue earned from our private label credit card agreement, and revenue from franchise agreements.
Revenue related to the Company’s international franchise operations for the twenty-six weeks ended August 4, 2018 and July 29, 2017, respectively, were not material for any period presented and, therefore, are not reported separately from domestic revenue.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
	(in thousands)		(in thousands)
Beginning balance loyalty deferred revenue	$15,073	$11,520	$14,186	$15,662
Reduction in revenue/(revenue recognized)	3,240	48	4,127	(4,094)
Ending balance loyalty deferred revenue	$18,313	$11,568	$18,313	$11,568

Sales Returns Reserve
The Company reduces net sales and provides a reserve for projected merchandise returns based on prior experience. Merchandise returns are often resalable merchandise and are refunded by issuing the same payment tender as the original purchase. The sales returns reserve was $10.6 million and $10.6 million as of August 4, 2018 and February 3, 2018, respectively, and is included in accrued expenses on the unaudited Consolidated Balance Sheets. The asset related to projected returned merchandise is included in other assets on the unaudited Consolidated Balance Sheets.
Gift Cards
The Company sells gift cards in its stores, on its e-commerce website, and through third parties. These gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The gift card liability balance was $20.3 million and $26.7 million, as of August 4, 2018 and February 3, 2018, respectively, and is included in deferred revenue on the Consolidated Balance Sheets. The Company recognizes revenue from gift cards when they are redeemed by the customer. The Company also recognizes income on unredeemed gift cards, referred to as “gift card breakage.” Gift card breakage is recognized proportionately using a time-based attribution method from issuance of the gift card to the time when it can be determined that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions. The gift card breakage rate is based on historical redemption patterns. Gift card breakage is included in net sales in the unaudited Consolidated Statements of Income.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
	(in thousands)		(in thousands)
Beginning gift card liability	$22,337	$22,550	$26,737	$27,498
Issuances	8,598	7,085	16,983	15,313
Redemptions	(9,846)	(8,924)	(21,440)	(20,970)
Gift card breakage	(754)	(697)	(1,945)	(1,827)
Ending gift card liability	$20,335	$20,014	$20,335	$20,014
Private Label Credit Card
The Company has an agreement with Comenity Bank (the “Bank”) to provide customers with private label credit cards (the “Card Agreement”) which was amended on August 28, 2017 to extend the term of the arrangement through December 31, 2024. Each private label credit card bears the logo of the Express brand and can only be used at the Company’s store locations and e-commerce channel. The Bank is the sole owner of the accounts issued under the private label credit card program and absorbs the losses associated with non-payment by the private label card holders and a portion of any fraudulent usage of the accounts.
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

In connection with the Card Agreement, the Bank agreed to pay the Company a $20.0 million refundable payment which the Company recognized upon receipt as deferred revenue within other long-term liabilities in the unaudited Consolidated Balance Sheets and began to recognize into income on a straight-line basis commencing January of 2018. The remaining deferred revenue balance of $18.5 million will be recognized over the term of the amended Card Agreement within the other revenue component of net sales. In addition, the Company received $7.1 million in non-refundable payments during 2017 which were recognized in the other revenue component of net sales on the unaudited Consolidated Statements of Income with the related expenses classified as cost of goods sold, buying and occupancy.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
	(in thousands)		(in thousands)
Beginning balance refundable payment liability	$19,187	$—	$19,906	$—
Recognized in revenue	(720)	—	(1,439)	—
Ending balance refundable payment liability	$18,467	$—	$18,467	$—
3. Earnings Per Share
The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
	(in thousands)
Weighted-average shares - basic	73,958	78,786	74,683	78,616
Dilutive effect of stock options and restricted stock units	717	—	716	—
Weighted-average shares - diluted	74,675	78,786	75,399	78,616
Equity awards representing 2.7 million and 3.5 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen and twenty-six weeks ended August 4, 2018, as the inclusion of these awards would have been anti-dilutive. Equity awards representing 4.7 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen and twenty-six weeks ended July 29, 2017, as the inclusion of these awards would have been anti-dilutive.
Additionally, for the thirteen weeks ended August 4, 2018, approximately 1.5 million shares were excluded from the computation of diluted weighted average shares because the number of shares that will ultimately be issued is contingent on the Company’s performance compared to pre-established performance goals which have not been achieved as of August 4, 2018.
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
Financial Assets
The following table presents the Company’s financial assets, recorded in cash and cash equivalents on the unaudited Consolidated Balance Sheet, measured at fair value on a recurring basis as of August 4, 2018 and February 3, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall.

	August 4, 2018
	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$171,123	$—	$—

	February 3, 2018
	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$139,920	$—	$—
Commercial paper	—	79,908	—
	$139,920	$79,908	$—
The money market funds are valued using quoted market prices in active markets. The commercial paper is valued using other observable inputs for those securities based on information provided by an independent third party entity.
The carrying amounts reflected on the unaudited Consolidated Balance Sheets for the remaining cash and cash equivalents, receivables, prepaid expenses, and payables as of August 4, 2018 and February 3, 2018 approximated their fair values.
Non-Financial Assets
The Company’s non-financial assets, which include fixtures, equipment, improvements, and intangible assets, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur indicating the carrying value of these assets may not be recoverable, or annually in the case of indefinite lived intangibles, an impairment test is required. The impairment test requires the Company to estimate the fair value of the assets and compare this to the carrying value of the assets. If the fair value of the asset is less than the carrying value, then an impairment charge is recognized and the non-financial assets are recorded at fair value. The Company estimates the fair value using a discounted cash flow model. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results, and projected cash flows. During the thirteen and twenty-six weeks ended August 4, 2018 and the thirteen weeks ended July 29, 2017, the Company did not recognize any impairment charges. During the twenty-six weeks ended July 29, 2017, the Company recognized impairment charges of approximately $5.5 million related to its 17 Canadian stores, all of which were fully impaired and closed as part of the exit of the Canadian business. These charges are included in restructuring costs in the unaudited Consolidated Statements of Income. See Note 12 for additional discussion regarding the exit from Canada.

5. Intangible Assets
The following table provides the significant components of intangible assets:

	August 4, 2018
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename/domain names/trademarks	$197,618	$—	$197,618
Licensing arrangements	425	294	131
	$198,043	$294	$197,749

	February 3, 2018
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename/domain names/trademarks	$197,618	$—	$197,618
Licensing arrangements	425	270	155
	$198,043	$270	$197,773
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
The Company’s effective tax rate was 30.5% and 26.6% for the thirteen weeks ended August 4, 2018 and July 29, 2017, respectively. The effective tax rate for the thirteen weeks ended July 29, 2017 reflects $1.6 million of discrete tax expense related to the cumulative translation loss reclassified to earnings as part of the Canadian business exit.
The Company’s effective tax rate was 52.7% and 38.6% for the twenty-six weeks ended August 4, 2018 and July 29, 2017, respectively. The effective tax rate for the twenty-six weeks ended August 4, 2018 reflects $1.3 million of discrete tax expense related to a tax shortfall for share-based compensation.  The effective tax rate for the twenty-six weeks ended July 29, 2017 reflects $5.0 million of discrete tax benefit related to the exit of the Canadian business. This benefit was partially offset by discrete charges of $2.2 million related to a tax shortfall for share-based compensation and $1.2 million for a valuation allowance that was recorded against the deferred tax asset for deferred compensation.
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
The initial terms of the lease arrangements for which the Company is considered the owner are expected to expire in 2023 and 2029. The net book value of landlord funded construction, replacement cost of pre-existing property, and capitalized interest in property and equipment on the unaudited Consolidated Balance Sheets was $58.4 million and $60.2 million, as of August 4, 2018 and February 3, 2018, respectively. There was also $65.9 million and $66.7 million of lease financing obligations as of August 4, 2018 and February 3, 2018, respectively, in other long-term liabilities on the unaudited Consolidated Balance Sheets.

Rent expense relating to the land is recognized on a straight-line basis over the lease term. The Company does not report rent expense for the portion of the rent payment determined to be related to the buildings which are owned for accounting purposes. Rather, this portion of the rent payment under the lease is recognized as interest expense and a reduction of the lease financing obligations.
In February 2016, the Company amended its lease arrangement with the landlord of the Times Square Flagship store. The amendment provided the landlord with the option to cancel the lease upon sufficient notice through December 31, 2016. The option was never exercised and therefore expired on December 31, 2016. In conjunction with amending the lease, the Company recognized an $11.4 million put option liability that is being amortized through interest expense over the remaining lease term. As of August 4, 2018, the remaining balance related to the put option was $7.9 million of which $7.1 million is included within other long-term liabilities on the Consolidated Balance Sheets.
8. Debt
A summary of the Company’s financing activities are as follows:
Revolving Credit Facility
On May 20, 2015, Express Holding, LLC, a wholly-owned subsidiary of the Company (“Express Holding”), and its subsidiaries entered into an Amended and Restated $250.0 million secured Asset-Based Credit Facility (“Revolving Credit Facility”). The expiration date of the facility is May 20, 2020. As of August 4, 2018, there were no borrowings outstanding and approximately $247.0 million was available for borrowing under the Revolving Credit Facility.
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
Letters of Credit
The Company may enter into stand-by letters of credit (“stand-by LCs”) on an as-needed basis to secure payment obligations for merchandise purchases and other general and administrative expenses. As of August 4, 2018 and February 3, 2018, outstanding stand-by LCs totaled $3.0 million and $3.3 million, respectively.
9. Share-Based Compensation
The Company records the fair value of share-based payments to employees in the unaudited Consolidated Statements of Income as compensation expense, net of forfeitures, over the requisite service period.
Share-Based Compensation Plans
In 2010, the Board approved, and the Company implemented, the Express, Inc. 2010 Incentive Compensation Plan (as amended, the "2010 Plan"). The 2010 Plan authorized the Compensation Committee (the "Committee") of the Board and its designees to offer eligible employees and directors cash and stock-based incentives as deemed appropriate in order to attract, retain, and reward such individuals.

As of April 30, 2018, upon the recommendation of the Committee, the Board unanimously approved and adopted, subject to stockholder approval, the Express, Inc. 2018 Incentive Compensation Plan (the “2018 Plan”) to replace the 2010 Plan. On June 13, 2018, stockholders of the Company approved the 2018 Plan and all grants made subsequent to that approval will be made under the 2018 Plan. The primary change made by the 2018 Plan was to increase the number of shares of common stock available for equity-based awards by 2.4 million shares.  In addition to increasing the number of shares, the Company also made several enhancements to the 2010 Plan to reflect best practices in corporate governance. The 2018 Plan incorporates these concepts and also includes several other enhancements which are practices the Company already follows but were not explicitly stated in the 2010 Plan. None of these changes will have a significant impact on the accounting for awards made under the 2018 Plan.

The following summarizes share-based compensation expense:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
	(in thousands)
Restricted stock units	$2,933	$3,051	$6,332	$6,206
Stock options	254	391	587	1,254
Performance-based restricted stock units	265	—	347	—
Total share-based compensation	$3,452	$3,442	$7,266	$7,460
The stock compensation related income tax benefit recognized by the Company during the thirteen and twenty-six weeks ended August 4, 2018 was $0.3 million and $2.5 million, respectively. The stock compensation related income tax benefit recognized by the Company during the thirteen and twenty-six weeks ended July 29, 2017 was $0.2 million and $2.1 million, respectively.
Restricted Stock Units
During the twenty-six weeks ended August 4, 2018, the Company granted restricted stock units (“RSUs”) under the 2010 Plan and the 2018 Plan. The fair value of RSUs is determined based on the Company’s closing stock price on the day prior to the grant date in accordance with the 2010 Plan. The RSUs granted in 2018 vest ratably over four years and the expense related to these RSUs will be recognized using the straight-line attribution method over this vesting period.
The Company’s activity with respect to RSUs, including awards with performance conditions granted prior to 2018, for the twenty-six weeks ended August 4, 2018 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value Per Share
	(in thousands, except per share amounts)
Unvested, February 3, 2018	2,902	$11.06
Granted	2,018	$7.06
Vested	(985)	$13.70
Forfeited	(125)	$11.44
Unvested, August 4, 2018	3,810	$9.09
The total fair value of RSUs that vested during the twenty-six weeks ended August 4, 2018 was $13.5 million. As of August 4, 2018, there was approximately $26.2 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.9 years.
Stock Options
The Company’s activity with respect to stock options during the twenty-six weeks ended August 4, 2018 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding, February 3, 2018	2,609	$16.43
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(127)	$17.05
Outstanding, August 4, 2018	2,482	$16.39	5.1	$220
Expected to vest at August 4, 2018	488	$12.36	8.2	$163
Exercisable at August 4, 2018	1,971	$17.46	4.3	$44

As of August 4, 2018, there was approximately $1.8 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of approximately 1.5 years.
Performance-based Restricted Stock Units
In the first quarter of 2018, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock upon vesting. The number of shares earned could range between 0% and 200% of the target amount depending upon performance achieved over the three year vesting period. The performance conditions of the award include adjusted diluted earnings per share (EPS) targets and total shareholder return (TSR) of the Company’s common stock relative to a select group of peer companies. A Monte Carlo valuation model was used to determine the fair value of the awards. The TSR performance metric is a market condition. Therefore, fair value of the awards is fixed at the measurement date and is not revised based on actual performance. The number of shares that will ultimately vest will change based on estimates of the Company’s adjusted EPS performance in relation to the pre-established targets. The 2018 target grant currently corresponds to approximately 0.5 million shares, with a grant date fair value of $7.54 per share.
10. Commitments and Contingencies
In a complaint filed on January 31, 2017 by Mr. Jorge Chacon in the Superior Court for the State of California for the County of Orange, certain subsidiaries of the Company were named as defendants in a representative action alleging violations of California state wage and hour statutes and other labor standards. In a complaint filed on December 8, 2017 by Mr. Robert Jaurigue in the Superior Court for the State of California for the County of Los Angeles, a subsidiary of the Company was named as a defendant in a representative action alleging violations of California state wage and hour statutes and other labor standards. Both lawsuits seek unspecified monetary damages and attorneys’ fees. The case filed by Mr. Jaurigue has been stayed by the court pending resolution of the case filed by Mr. Chacon. On July 12, 2018, former associate Ms. Christie Carr filed suit in Alameda County Superior Court for the State of California naming certain subsidiaries of the Company in a representative action alleging violations of California State wage and hour statutes and other labor standards. The lawsuit seeks unspecified monetary damages and attorneys’ fees. The Company is vigorously defending itself against these claims and as of August 4, 2018, has established a reserve based on its best estimate of the outcome of the matters.

The Company is subject to various other claims and contingencies arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

11. Investment in Equity Interests
In the second quarter of 2016, the Company made a $10.1 million investment in Homage, LLC, a privately held retail company based in Columbus, Ohio. The non-controlling investment in the entity is being accounted for under the equity method. Under the terms of the agreement governing the investment, the Company’s investment was increased by $0.5 million during both the second quarter of 2017 and 2018 as the result of an accrual of a non-cash preferred yield. The total $11.1 million investment is included in other assets on the unaudited Consolidated Balance Sheets.
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

Exit Costs

As of July 29, 2017, in addition to the impairment charges noted above, the Company incurred a $6.4 million write off of the investment in Express Canada, $5.4 million in lease related accruals, $4.2 million related to the reclassification into earnings of the cumulative translation loss, and approximately $1.1 million in professional fees. No restructuring costs were incurred during the thirteen and twenty-six weeks ended August 4, 2018.

As of August 4, 2018 and February 3, 2018, a $1.2 million lease related accrual remained. The Company does not expect to incur significant additional restructuring costs and expects to make the majority of the remaining cash payments within the next 12 months.

13. Retirement Benefits
The Company previously sponsored a non-qualified deferred compensation plan for certain eligible employees. In the first quarter of 2017, the Company elected to terminate the non-qualified plan effective March 31, 2017. Outstanding participant balances were distributed via lump sum in the first quarter of 2018 in the amount of $25.6 million. The Company had no further liability under the non-qualified plan as of August 4, 2018. The Company continues to sponsor a qualified defined contribution retirement plan for eligible employees.
14. Stockholders’ Equity
On November 28, 2017, the Company’s Board of Directors (“Board”) approved a new share repurchase program that authorized the Company to repurchase up to $150 million of the Company’s outstanding common stock using available cash (the “2017 Repurchase Program”). Under the 2017 Repurchase Program, the Company may repurchase shares on the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and amount of stock repurchases will depend on a variety of factors, including business and market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified, or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the program. In 2017, the Company repurchased 2.1 million shares of its common stock under the 2017 Repurchase Program for an aggregate amount equal to $17.3 million, including commissions. During the thirteen and twenty-six weeks ended August 4, 2018, the Company repurchased 1.8 million and 4.0 million shares of its common stock under the 2017 Repurchase Program, respectively, for an aggregate amount equal to $16.4 million and $32.0 million, respectively, including commissions. In addition, subsequent to August 4, 2018 through September 13, 2018, the Company repurchased an additional 0.7 million shares of its common stock under the 2017 Repurchase Program for an aggregate amount equal to $7.3 million, including commissions.

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

Q2 2018 vs. Q2 2017
•
Net sales increased 3% to $493.6 million
•
Comparable sales increased 1%
•
Comparable sales (excluding e-commerce sales) decreased 7%
•
E-commerce sales increased 37% to $123.9 million
•
Gross margin percentage increased 60 basis points, to 28.4%
•
Operating income increased $18.7 million to $2.7 million
•
Net income increased $14.1 million to $2.2 million
•
Diluted earnings per share (EPS) increased $0.18 to $0.03

The following charts show key performance metrics for the second quarter of 2018 compared to the second quarter of 2017.

Strategic Objectives
We remain committed to our long-term growth strategy that includes (1) improving profitability through sales growth, margin expansion, and expense leverage, (2) providing an exceptional brand and customer experience, (3) transforming and leveraging our systems and processes, and (4) cultivating a strong Company culture. In furtherance of our strategy, for 2018 and beyond, we are focused on the following strategic key areas:

First, driving customer acquisition and retention through more consistent product execution, more effective marketing spend, and delivering a continuous and holistic brand and customer experience across all channels. This includes successful product introductions, such as extended sizing, building customer engagement through more personalized service offerings, and further growth in our NEXT loyalty program.

Second, continue driving retail sales through solid double-digit e-commerce growth, while improving overall store productivity.

Third, realizing the benefits from our systems investments and omni-channel capabilities. We have begun to see the initial benefits and expect to capture more significant benefits going forward.

And fourth, we will continue to pursue cost savings. We have been successful in realizing our targeted savings to date and have also begun to benefit from reduced occupancy costs.

Second quarter 2018 update
Store Productivity
In the second quarter of 2018, comparable sales (excluding e-commerce sales) decreased 7%. We believe this decrease was primarily driven by the following:
•
Decreased traffic at our stores as a result of shifting consumer shopping patterns which are leading to continued traffic challenges in malls; and
•
A decrease in average dollar sales per transaction.

Store Fleet Optimization
As of August 4, 2018, we operated 631 stores, including 176 factory outlet stores.

Second quarter of 2018 store openings and closures:
•
Opened 3 new factory outlet stores in the U.S.
•
Closed 3 retail stores in the U.S.
•
Converted 27 retail stores to factory outlet stores

E-Commerce
In the second quarter of 2018, our e-commerce sales increased 37% compared to the second quarter of 2017. We believe the increase was primarily driven by:
•
The shift in customer shopping patterns towards e-commerce and mobile;
•
Expanded assortment online;
•
Increased online conversion; and
•
Omni-channel capabilities delivering incremental sales.
E-commerce sales represented 25% of our total net sales in the second quarter of 2018 compared to 19% in the second quarter of 2017.

Other Business Achievements
Product
•
Saw improved performance in our men’s business and improving trends in our women’s business.
•
Launched extended sizing in stores in the second quarter of 2018.
Customer Experience
•
Began to realize benefits from our omni-channel capabilities, primarily through ship from stores; and
•
Expanded our test of buy online pick up in stores.
Brand
•
Launched “Express Your Rules” campaign in support of extended sizing; and
•
Further grew our NEXT loyalty program.
Other
•
Repurchased 1.8 million shares for $16.4 million at an average price of $9.06.

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

Comparable Sales
Comparable sales is a measure of the amount of sales generated in a period relative to the amount of sales generated in the comparable prior year period. Comparable sales for the second quarter of 2018 were calculated using the 13-week period ended August 4, 2018 as compared to the 13-week period ended August 5, 2017.
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

Results of Operations
The Second Quarter of 2018 Compared to the Second Quarter of 2017
Net Sales

	Thirteen Weeks Ended
	August 4, 2018	July 29, 2017
Net sales (in thousands)	$493,605	$481,209
Comparable sales percentage change	1%	(4)%
Comparable sales percentage change (excluding e-commerce sales)	(7)%	(10)%
Gross square footage at end of period (in thousands)	5,384	5,441
Number of:
Stores open at beginning of period	631	652
New retail stores	—	—
New outlet stores	30	23
Retail stores converted to outlets	(27)	(19)
Closed stores	(3)	(21)
Stores open at end of period	631	635

Net sales increased approximately $12.4 million compared to the second quarter of 2017. The increase was primarily attributable to an increase in comparable sales of 1% in the second quarter of 2018 compared to the second quarter of 2017. The increase in comparable sales resulted primarily from an increase in e-commerce sales. We attribute these increases to the aforementioned shift in consumer shopping patterns, our expanded assortment online and improvements in our online, and mobile customer experience. In addition, we are also seeing a benefit from our expanded omni channel capabilities, specifically ship from store. These increases were partially offset by a decrease in comparable store sales (excluding e-commerce) as a result of decreased traffic at our stores due in part to decreases in mall traffic overall and a decrease in average dollar sales per transaction.

Gross Profit
The following table shows cost of goods sold, buying and occupancy costs, gross profit in dollars, and gross margin percentage for the stated periods:

	Thirteen Weeks Ended
	August 4, 2018	July 29, 2017
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$353,202	$347,452
Gross profit	$140,403	$133,757
Gross margin percentage	28.4%	27.8%
The 60 basis point increase in gross margin percentage, or gross profit as a percentage of net sales, in the second quarter of 2018 compared to the second quarter of 2017 was comprised of a 10 basis point decrease in merchandise margin and a 70 basis point decrease in buying and occupancy costs as a percentage of net sales. The decrease in merchandise margin was driven by incremental shipping and handling costs due to higher rates and increased volume related to increased e-commerce sales and the expansion of our omni channel capabilities. These were partially offset by our sourcing-related cost savings initiatives. The decrease in buying and occupancy costs was primarily the result of lower rent expense due to favorable lease renewals. These were partially offset by increased fulfillment costs as a result of increased e-commerce sales.
Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	Thirteen Weeks Ended
	August 4, 2018	July 29, 2017
	(in thousands, except percentages)
Selling, general, and administrative expenses	$137,655	$134,169
Selling, general, and administrative expenses, as a percentage of net sales	27.9%	27.9%
The $3.5 million increase in selling, general, and administrative expenses in the second quarter of 2018 as compared to the second quarter of 2017 was the result of investments in technology and e-commerce, as well as wage inflationary costs and an accrual for incentive compensation.
Restructuring Costs
The following table shows restructuring costs in dollars for the stated periods:

	Thirteen Weeks Ended
	August 4, 2018	July 29, 2017
	(in thousands)
Restructuring costs	$—	$16,340
Restructuring costs represent the costs incurred related to the exit of our Canadian business in 2017. These costs included a $6.4 million write off of the investment in Express Canada, $5.4 million in lease related accruals, $4.2 million related to the reclassification into earnings of the cumulative translation loss, and approximately $0.3 million in professional fees. No restructuring costs were incurred in the second quarter of 2018.

Income Tax Expense
The following table shows income tax expense in dollars for the stated periods:

	Thirteen Weeks Ended
	August 4, 2018	July 29, 2017
	(in thousands)
Income tax expense	$981	$(4,308)
The effective tax rate was 30.5% for the thirteen weeks ended August 4, 2018 compared to 26.6% for the thirteen weeks ended July 29, 2017. The effective tax rate for the thirteen weeks ended July 29, 2017 reflects $1.6 million of discrete tax expense related to the cumulative translation loss reclassified to earnings as part of the exit of our Canadian business. The effective tax rate, excluding discrete items, was 29.2% and 39.8% for the thirteen weeks ended August 4, 2018 and July 29, 2017, respectively.
We anticipate that our effective tax rate, excluding discrete items, will be approximately 28% in 2018.

The Twenty-Six Weeks Ended August 4, 2018 Compared to the Twenty-Six Weeks Ended July 29, 2017
Net Sales

	Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017
Net sales (in thousands)	$972,957	$955,401
Comparable sales percentage change	1%	(7)%
Comparable sales percentage change (excluding e-commerce sales)	(8)%	(13)%
Gross square footage at end of period (in thousands)	5,384	5,441
Number of:
Stores open at beginning of period	635	656
New retail stores	—	—
New outlet stores	31	28
Retail stores converted to outlets	(27)	(19)
Closed stores	(8)	(30)
Stores open at end of period	631	635

Net sales increased approximately $17.6 million compared to the twenty-six weeks ended July 29, 2017. The increase was primarily attributable to an increase in comparable sales of 1% in the twenty-six weeks ended August 4, 2018 compared to the twenty-six weeks ended July 29, 2017. The increase in comparable sales resulted primarily from an increase in e-commerce sales. We attribute these increases to the aforementioned shift in consumer shopping patterns, our expanded assortment online, and improvements in our online and mobile customer experience. These increases were partially offset by a decrease in comparable sales (excluding e-commerce) as a result of decreased traffic at our stores due in part to decreases in mall traffic overall and a decrease in average dollar sales per transaction.
Gross Profit
The following table shows cost of goods sold, buying and occupancy costs, gross profit in dollars, and gross margin percentage for the stated periods:

	Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$689,392	$689,363
Gross profit	$283,565	$266,038
Gross margin percentage	29.1%	27.8%
The 130 basis point increase in gross margin percentage, or gross profit as a percentage of net sales, in the twenty-six weeks ended August 4, 2018 compared to the twenty-six weeks ended July 29, 2017 was comprised of a 40 basis point increase in merchandise margin and a 90 basis point decrease in buying and occupancy costs as a percentage of net sales. The improvement in merchandise margin was driven by our sourcing-related cost savings initiatives, partially offset by higher shipping and handling costs. The decrease in buying and occupancy costs was primarily the result of the exit from Canada in 2017 and lower rent expense due to favorable lease renewals. These were partially offset by increased fulfillment costs as a result of increased e-commerce sales.

Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017
	(in thousands, except percentages)
Selling, general, and administrative expenses	$278,289	$266,508
Selling, general, and administrative expenses, as a percentage of net sales	28.6%	27.9%
The $11.8 million increase in selling, general, and administrative expenses in the twenty-six weeks ended August 4, 2018 as compared to the twenty-six weeks ended July 29, 2017 was primarily the result of investments in marketing, technology, and e-commerce initiatives. The increase was also partially due to an accrual for incentive compensation and increased payroll due to wage increases.
Restructuring Costs
The following table shows restructuring costs in dollars for the stated periods:

	Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017
	(in thousands)
Restructuring costs	$—	$22,611
Restructuring costs represent the costs incurred related to the exit of our Canadian business in 2017. These costs included a $6.4 million write off of the investment in Express Canada, $5.5 million in impairment charges, $5.4 million in lease related accruals, $4.2 million related to the reclassification into earnings of the cumulative translation loss, and approximately $1.1 million in professional fees. No restructuring costs were incurred in the second quarter of 2018.
Income Tax Expense
The following table shows income tax expense in dollars for the stated periods:

	Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017
	(in thousands)
Income tax expense	$3,065	$(9,155)
The effective tax rate was 52.7% for the twenty-six weeks ended August 4, 2018 compared to 38.6% for the twenty-six weeks ended July 29, 2017. The effective tax rate for the twenty-six weeks ended August 4, 2018 reflects $1.3 million of discrete tax expense related to a tax shortfall for share-based compensation. The effective tax rate for the twenty-six weeks ended July 29, 2017 reflects $5.0 million of discrete tax benefit related to the exit of our Canadian business. This benefit was partially offset by discrete charges of $2.2 million related to a tax shortfall for share-based compensation and $1.2 million for a valuation allowance that was recorded against the deferred tax asset for deferred compensation. The effective tax rate, excluding discrete items, was 28.9% and 39.8% for the twenty-six weeks ended August 4, 2018 and July 29, 2017, respectively.
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

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	August 4, 2018		July 29, 2017	August 4, 2018		July 29, 2017
	(in thousands, except per share amounts)			(in thousands, except per share amounts)
Operating Income/(Loss)	$2,677		$(16,028)	$5,452		$(22,758)
Adjusted Operating Income/(Loss)	$2,677	*	$1,594	$5,452	*	$1,135
Net Income/(Loss)	$2,234		$(11,891)	$2,751		$(14,559)
Adjusted Net Income/(Loss)	$2,234	*	$657	$2,751	*	$(3,037)
Diluted Earnings Per Share	$0.03		$(0.15)	$0.04		$(0.19)
Adjusted Diluted Earnings Per Share	$0.03	*	$0.01	$0.04	*	$(0.04)
*No adjustments were made to operating income, net income, or diluted earnings per share for the thirteen or twenty-six weeks ended August 4, 2018.
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
The tables below reconciles the non-GAAP financial measures, adjusted operating loss, adjusted net loss, and adjusted diluted earnings per share, with the most directly comparable GAAP financial measures, operating loss, net loss, and diluted earnings per share for the thirteen and twenty-six weeks ended July 29, 2017.

	Thirteen Weeks Ended July 29, 2017
(in thousands, except per share amounts)	Operating Loss	Net Loss	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$(16,028)	$(11,891)	$(0.15)	78,786
Impact of Canadian Exit	17,622	17,622	0.22
Income Tax Benefit - Canadian Exit	—	(5,074)	(0.06)
Adjusted Non-GAAP Measure	$1,594	$657	$0.01

	Twenty-Six Weeks Ended July 29, 2017
(in thousands, except per share amounts)	Operating Loss	Net Loss	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$(22,758)	$(14,559)	$(0.19)	78,616
Impact of Canadian Exit	23,893	23,893	0.30
Income Tax Benefit - Canadian Exit	—	(12,371)	(0.16)
Adjusted Non-GAAP Measure	$1,135	$(3,037)	$(0.04)

Liquidity and Capital Resources
A summary of cash provided by or used in operating, investing, and financing activities is shown in the following table:

	Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017
	(in thousands)
Provided by operating activities	$7,873	$10,201
Used in investing activities	(17,389)	(39,386)
Used in financing activities	(35,861)	(4,437)
Decrease in cash and cash equivalents	(45,377)	(34,059)
Cash and cash equivalents at end of period	$190,845	$173,314
Our business relies on cash flows from operations as our primary source of liquidity, with the majority of those cash flows being generated in the fourth quarter of the year. Our primary operating cash needs are for merchandise inventories, payroll, store rent, and marketing. For the twenty-six weeks ended August 4, 2018, our cash flows provided by operating activities were $7.9 million compared to $10.2 million in cash flows provided by operating activities for the twenty-six weeks ended July 29, 2017. The decrease in cash flows from operating activities for the twenty-six weeks ended August 4, 2018 was primarily driven by the distribution of $25.6 million related to the termination of our non-qualified supplemental retirement plan, partially offset by increased net income due to increased business performance and the exit of our Canadian business in the prior year.
In addition to cash flows from operations, we have access to additional liquidity, if needed, through borrowings under our Revolving Credit Facility. As of August 4, 2018, we had $247.0 million available for borrowing under our Revolving Credit Facility. Refer to Note 8 to our unaudited Consolidated Financial Statements for additional information on our Revolving Credit Facility.
We also use cash for capital expenditures and financing transactions. For the twenty-six weeks ended August 4, 2018, we had capital expenditures of approximately $17.4 million. These relate primarily to store remodels, new outlet stores, and information technology projects to support our strategic business initiatives. We expect capital expenditures for the remainder of 2018 to be approximately $41 million to $46 million, primarily driven by store remodels, new outlet stores, and investments in information technology. These capital expenditures do not include the impact of landlord allowances, which are expected to be approximately $1.9 million for the remainder of 2018. During the twenty-six weeks ended July 29, 2017, we incurred a cash loss upon the deconsolidation of Canada in the amount of $9.2 million, which represented the balance of cash and cash equivalents in our Canadian subsidiary at the time of deconsolidation.
On November 28, 2017, the Board approved a new share repurchase program that authorizes us to repurchase up to $150 million of our outstanding common stock using available cash. For the twenty-six weeks ended August 4, 2018, we repurchased 4.0 million shares under the share repurchase program for an aggregate amount equal to $32.0 million, including commissions. In addition, subsequent to August 4, 2018 through September 13, 2018, the Company repurchased an additional 0.7 million of its common stock under the 2017 Repurchase Program for an aggregate amount equal to $7.3 million, including commissions. We have $93.4 million remaining under the share repurchase program.

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
Contractual Obligations
Our contractual obligations and other commercial commitments did not change materially between February 3, 2018 and August 4, 2018. For additional information regarding our contractual obligations as of February 3, 2018, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended February 3, 2018.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our Revolving Credit Facility bears interest at variable rates, however, we did not borrow any amounts under the Revolving Credit Facility during the twenty-six weeks ended August 4, 2018. Changes in interest rates are not expected to have a material impact on our future earnings or cash flows given our limited exposure to such changes.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 4, 2018.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the second quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding the purchase of shares of our common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during each month of the quarterly period ended August 4, 2018:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs(2)
	(in thousands, except per share amounts)
May 6, 2018 - June 2, 2018	656	$8.14	656	$111,851
June 3, 2018 - July 7, 2018	1,150	$9.59	1,150	$100,841
July 8, 2018 - August 5, 2018	3	$9.38	—	$100,841
Total	1,809		1,806
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
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.     OTHER INFORMATION.
None.

ITEM 6.    EXHIBITS.
Exhibits. The following exhibits are filed or furnished with this Quarterly Report:

Exhibit Number	Exhibit Description
10.1+	Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2018).
10.2+	Express, Inc. 2018 Incentive Compensation Plan (incorporated by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on June 13, 2018).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith.
+ Indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	September 13, 2018	EXPRESS, INC.

		By:	/s/ Periclis Pericleous
Periclis Pericleous
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)