Form 10-Q
period 2018-11-03
EXPRESS, INC.
filed 2018-12-12
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 3, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock was 68,528,607 as of December 1, 2018.

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
EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	November 3, 2018	February 3, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$161,189	$236,222
Receivables, net	15,496	12,084
Inventories	362,767	260,728
Prepaid minimum rent	30,637	30,779
Other	28,402	24,319
Total current assets	598,491	564,132

PROPERTY AND EQUIPMENT	1,074,712	1,047,447
Less: accumulated depreciation	(699,577)	(642,434)
Property and equipment, net	375,135	405,013

TRADENAME/DOMAIN NAMES/TRADEMARKS	197,618	197,618
DEFERRED TAX ASSETS	7,388	7,346
OTHER ASSETS	15,634	12,815
Total assets	$1,194,266	$1,186,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$225,100	$145,589
Deferred revenue	34,473	41,240
Accrued expenses	93,407	110,563
Total current liabilities	352,980	297,392

DEFERRED LEASE CREDITS	130,157	137,618
OTHER LONG-TERM LIABILITIES	100,092	103,600
Total liabilities	583,229	538,610

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 93,632 shares and 92,647 shares issued at November 3, 2018 and February 3, 2018, respectively, and 70,904 shares and 76,724 shares outstanding at November 3, 2018 and February 3, 2018, respectively	936	926
Additional paid-in capital	209,876	199,099
Retained earnings	715,099	704,395
Treasury stock – at average cost; 22,728 shares and 15,923 shares at November 3, 2018 and February 3, 2018, respectively	(314,874)	(256,106)
Total stockholders’ equity	611,037	648,314
Total liabilities and stockholders’ equity	$1,194,266	$1,186,924
See Notes to Unaudited Consolidated Financial Statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
NET SALES	$514,961	$503,419	$1,487,918	$1,458,820
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	356,812	352,227	1,046,204	1,041,590
Gross profit	158,149	151,192	441,714	417,230
OPERATING EXPENSES:
Selling, general, and administrative expenses	148,294	140,493	426,583	407,001
Restructuring costs	166	258	166	22,869
Other operating income, net	(513)	(341)	(689)	(664)
Total operating expenses	147,947	140,410	426,060	429,206

OPERATING INCOME/(LOSS)	10,202	10,782	15,654	(11,976)

INTEREST EXPENSE, NET	32	577	168	2,070
OTHER INCOME, NET	—	—	(500)	(537)
INCOME/(LOSS) BEFORE INCOME TAXES	10,170	10,205	15,986	(13,509)
INCOME TAX EXPENSE/(BENEFIT)	2,203	4,174	5,268	(4,981)
NET INCOME/(LOSS)	$7,967	$6,031	$10,718	$(8,528)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	$—	$—	$—	$(402)
Amount reclassified to earnings	—	—	—	4,205
Other Comprehensive Income	$—	$—	$—	$3,803
COMPREHENSIVE INCOME/(LOSS)	$7,967	$6,031	$10,718	$(4,725)

EARNINGS PER SHARE:
Basic	$0.11	$0.08	$0.14	$(0.11)
Diluted	$0.11	$0.08	$0.14	$(0.11)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	72,512	78,805	73,959	78,679
Diluted	73,473	78,890	74,757	78,679
See Notes to Unaudited Consolidated Financial Statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$10,718	$(8,528)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	64,099	67,852
Loss on disposal of property and equipment	303	1,323
Impairment charge	—	5,479
Loss on deconsolidation of Canada	—	10,672
Share-based compensation	10,816	11,110
Deferred taxes	(42)	2,164
Landlord allowance amortization	(8,702)	(9,779)
Other non-cash adjustments	(500)	(500)
Changes in operating assets and liabilities:
Receivables, net	(3,412)	(660)
Inventories	(102,039)	(104,516)
Accounts payable, deferred revenue, and accrued expenses	52,187	59,001
Other assets and liabilities	(5,113)	14,056
Net cash provided by operating activities	18,315	47,674

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(32,402)	(42,207)
Decrease in cash and cash equivalents resulting from deconsolidation of Canada	—	(9,232)
Net cash used in investing activities	(32,402)	(51,439)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lease financing obligations	(1,385)	(1,262)
Repayments of financing arrangements	(750)	(2,040)
Repurchase of common stock under share repurchase program	(56,161)	—
Repurchase of common stock for tax withholding obligations	(2,650)	(1,574)
Net cash used in financing activities	(60,946)	(4,876)

EFFECT OF EXCHANGE RATE ON CASH	—	(438)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(75,033)	(9,079)
CASH AND CASH EQUIVALENTS, Beginning of period	236,222	207,373
CASH AND CASH EQUIVALENTS, End of period	$161,189	$198,294
See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements
1. Description of Business and Basis of Presentation
Business Description
Express, Inc., together with its subsidiaries (“Express” or the “Company”), is a leading fashion destination and apparel brand for both women and men. Since 1980, Express has provided the latest apparel and accessories for work, casual, jeanswear, and going-out, offering a distinct combination of fashion and quality at an attractive value. The Company operates more than 600 retail and factory outlet stores in the United States and Puerto Rico, as well as a best-in-class shopping experience through its website and mobile app.
As of November 3, 2018, Express operated 453 primarily mall-based retail stores in the United States and Puerto Rico as well as 181 factory outlet stores. Additionally, as of November 3, 2018, the Company earned revenue from 16 franchise stores in Latin America. These franchise stores are operated by franchisees pursuant to franchise agreements. Under the franchise agreements, the franchisees operate stand-alone Express stores that sell Express-branded apparel and accessories purchased directly from the Company.
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

Fiscal Year
The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. References herein to “2018” and “2017” represent the 52-week period ended February 2, 2019 and the 53-week period ended February 3, 2018, respectively. All references herein to “the third quarter of 2018“ and “the third quarter of 2017“ represent the thirteen weeks ended November 3, 2018 and October 28, 2017, respectively.
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

CONSOLIDATED BALANCE SHEET (unaudited, in thousands except per share amounts)	February 3, 2018
ASSETS	As Reported	Adjustments for adoption of ASC 606	As Adjusted
CURRENT ASSETS:
Cash and cash equivalents	$236,222	$—	$236,222
Receivables, net	12,084	—	12,084
Inventories	266,271	(5,543)	260,728
Prepaid minimum rent	30,779	—	30,779
Other	19,780	4,539	24,319
Total current assets	565,136	(1,004)	564,132

PROPERTY AND EQUIPMENT	1,047,447	—	1,047,447
Less: accumulated depreciation	(642,434)	—	(642,434)
Property and equipment, net	405,013	—	405,013

TRADENAME/DOMAIN NAMES/TRADEMARKS	197,618	—	197,618
DEFERRED TAX ASSETS	7,025	321	7,346
OTHER ASSETS	12,815	—	12,815
Total assets	$1,187,607	$(683)	$1,186,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$145,589	$—	$145,589
Deferred revenue	28,920	12,320	41,240
Accrued expenses	116,355	(5,792)	110,563
Total current liabilities	290,864	6,528	297,392

DEFERRED LEASE CREDITS	137,618	—	137,618
OTHER LONG-TERM LIABILITIES	105,125	(1,525)	103,600
Total liabilities	533,607	5,003	538,610

STOCKHOLDERS’ EQUITY:
Common stock	926	—	926
Additional paid-in capital	199,099	—	199,099
Retained earnings	710,081	(5,686)	704,395
Treasury stock	(256,106)	—	(256,106)
Total stockholders’ equity	654,000	(5,686)	648,314
Total liabilities and stockholders’ equity	$1,187,607	$(683)	$1,186,924

CONSOLIDATED STATEMENTS OF INCOME	Thirteen Weeks Ended October 28, 2017
(unaudited, in thousands, except per share amounts)	As Reported	Adjustments for adoption of ASC 606	As Adjusted
NET SALES	$498,651	$4,768	$503,419
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	349,850	2,377	352,227
Gross profit	148,801	2,391	151,192
OPERATING EXPENSES:
Selling, general and administrative expenses	137,721	2,772	140,493
Restructuring costs	258	—	258
Other operating income, net	(341)	—	(341)
Total operating expenses	137,638	2,772	140,410

OPERATING INCOME/(LOSS)	11,163	(381)	10,782

INTEREST EXPENSE, NET	577	—	577
OTHER INCOME, NET	—	—	—
INCOME/(LOSS) BEFORE INCOME TAXES	10,586	(381)	10,205
INCOME TAX (BENEFIT) EXPENSE	4,316	(142)	4,174
NET INCOME/(LOSS)	$6,270	$(239)	$6,031

EARNINGS PER SHARE:
Basic	$0.08	$—	$0.08
Diluted	$0.08	$—	$0.08

CONSOLIDATED STATEMENTS OF INCOME	Thirty-Nine Weeks Ended October 28, 2017
(unaudited, in thousands, except per share amounts)	As Reported	Adjustments for adoption of ASC 606	As Adjusted
NET SALES	$1,444,216	$14,604	$1,458,820
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	1,036,947	4,643	1,041,590
Gross profit	407,269	9,961	417,230
OPERATING EXPENSES:
Selling, general and administrative expenses	399,529	7,472	407,001
Restructuring costs	22,869	—	22,869
Other operating expense, net	(664)	—	(664)
Total operating expenses	421,734	7,472	429,206

OPERATING INCOME/(LOSS)	(14,465)	2,489	(11,976)

INTEREST EXPENSE, NET	2,070	—	2,070
OTHER INCOME, NET	(537)	—	(537)
INCOME/(LOSS) BEFORE INCOME TAXES	(15,998)	2,489	(13,509)
INCOME TAX (BENEFIT) EXPENSE	(5,935)	954	(4,981)
NET INCOME/(LOSS)	$(10,063)	$1,535	$(8,528)

EARNINGS PER SHARE:
Basic	$(0.13)	$0.02	$(0.11)
Diluted	$(0.13)	$0.02	$(0.11)

CONSOLIDATED STATEMENT OF CASH FLOWS	Thirty-Nine Weeks Ended October 28, 2017
(unaudited, in thousands)	As Reported	Adjustments for adoption of ASC 606	As Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(10,063)	$1,535	$(8,528)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	67,852	—	67,852
Loss on disposal of property and equipment	1,323	—	1,323
Impairment charge	5,479	—	5,479
Loss on deconsolidation of Canada	10,672	—	10,672
Share-based compensation	11,110	—	11,110
Deferred taxes	1,210	954	2,164
Landlord allowance amortization	(9,779)	—	(9,779)
Other non-cash adjustments	(500)	—	(500)
Changes in operating assets and liabilities:
Receivables, net	(660)	—	(660)
Inventories	(105,379)	863	(104,516)
Accounts payable, deferred revenue, and accrued expenses	61,797	(2,796)	59,001
Other assets and liabilities	14,612	(556)	14,056
Net cash provided by operating activities	47,674	—	47,674

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(42,207)	—	(42,207)
Decrease in cash and cash equivalents resulting from deconsolidation of Canada	(9,232)	—	(9,232)
Net cash used in investing activities	(51,439)	—	(51,439)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lease financing obligations	(1,262)	—	(1,262)
Repayments of financing arrangements	(2,040)	—	(2,040)
Repurchase of common stock under share repurchase program	—	—	—
Repurchase of common stock for tax withholding obligations	(1,574)	—	(1,574)
Net cash used in financing activities	(4,876)	—	(4,876)

EFFECT OF EXCHANGE RATE ON CASH	(438)	—	(438)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,079)	—	(9,079)
CASH AND CASH EQUIVALENTS, Beginning of period	207,373	—	207,373
CASH AND CASH EQUIVALENTS, End of period	$198,294	$—	$198,294

Recently Issued Accounting Pronouncements - Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” ASU 2016-02 requires entities to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. Under ASU 2016-02, a lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on its balance sheet. The new standard is effective for annual and interim periods beginning after December 15, 2018. In July 2018, the FASB issued ASU 2018-11, “Leases: Targeted Improvements,” as an amendment to ASU 2016-02, which provides entities with an additional transition method to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will adopt the new leasing standard in the first quarter of 2019 and is finalizing its review of lease agreements, including system requirements. While the Company continues to assess all potential impacts of the standard, the Company currently believes the most significant impact relates to recording lease assets and related liabilities on the Consolidated Balance sheets. This will have a material impact on both Total assets and Total liabilities. The Company also continues to evaluate the potential impact on the Consolidated Statements of Income and Comprehensive Income of the standard as a whole and more specifically as it relates to the available practical expedients.

2. Revenue Recognition
The following is information regarding the Company’s major product categories and sales channels:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
	(in thousands)		(in thousands)
Apparel	$446,395	$437,837	$1,292,029	$1,272,407
Accessories and other	50,860	51,178	151,007	149,427
Other revenue	17,706	14,404	44,882	36,986
Total net sales	$514,961	$503,419	$1,487,918	$1,458,820

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
	(in thousands)		(in thousands)
Stores	$348,182	$370,916	$1,037,445	$1,115,167
E-commerce	149,073	118,099	405,591	306,667
Other revenue	17,706	14,404	44,882	36,986
Total net sales	$514,961	$503,419	$1,487,918	$1,458,820
Other revenue consists primarily of sell-off revenue related to mark-out-of-stock inventory sales to third parties, shipping and handling revenue related to e-commerce activity, revenue earned from our private label credit card agreement, revenue from gift card breakage, and revenue from franchise agreements.
Revenue related to the Company’s international franchise operations for the thirty-nine weeks ended November 3, 2018 and October 28, 2017, respectively, were not material for any period presented and, therefore, are not reported separately from domestic revenue.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
	(in thousands)		(in thousands)
Beginning balance loyalty deferred revenue	$18,313	$11,568	$14,186	$15,662
Reduction in revenue/(revenue recognized)	(2,843)	930	1,284	(3,164)
Ending balance loyalty deferred revenue	$15,470	$12,498	$15,470	$12,498
Sales Returns Reserve
The Company reduces net sales and provides a reserve for projected merchandise returns based on prior experience. Merchandise returns are often resalable merchandise and are refunded by issuing the same payment tender as the original purchase. The sales returns reserve was $12.5 million and $10.6 million as of November 3, 2018 and February 3, 2018, respectively, and is included in accrued expenses on the unaudited Consolidated Balance Sheets. The asset related to projected returned merchandise is included in other assets on the unaudited Consolidated Balance Sheets.
Gift Cards
The Company sells gift cards in its stores, on its e-commerce website, and through third parties. These gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The gift card liability balance was $18.9 million and $26.7 million, as of November 3, 2018 and February 3, 2018, respectively, and is included in deferred revenue on the Consolidated Balance Sheets. The Company recognizes revenue from gift cards when they are redeemed by the customer. The Company also recognizes income on unredeemed gift cards, referred to as “gift card breakage.” Gift card breakage is recognized proportionately using a time-based attribution method from issuance of the gift card to the time when it can be determined that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions. The gift card breakage rate is based on historical redemption patterns. Gift card breakage is included in net sales in the unaudited Consolidated Statements of Income and Comprehensive Income.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
	(in thousands)		(in thousands)
Beginning gift card liability	$20,335	$20,014	$26,737	$27,498
Issuances	7,393	7,801	24,376	23,114
Redemptions	(8,241)	(8,332)	(29,681)	(29,302)
Gift card breakage	(616)	(581)	(2,561)	(2,408)
Ending gift card liability	$18,871	$18,902	$18,871	$18,902
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
In connection with the Card Agreement, the Bank agreed to pay the Company a $20.0 million refundable payment which the Company recognized upon receipt as deferred revenue within other long-term liabilities in the unaudited Consolidated Balance

Sheets and began to recognize into income on a straight-line basis commencing January of 2018. The remaining deferred revenue balance of $17.7 million will be recognized over the term of the amended Card Agreement within the other revenue component of net sales. In addition, the Company received $7.1 million in non-refundable payments during 2017 which were recognized in the other revenue component of net sales on the unaudited Consolidated Statements of Income and Comprehensive Income with the related expenses classified as cost of goods sold, buying and occupancy.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
	(in thousands)		(in thousands)
Beginning balance refundable payment liability	$18,467	$237	$19,906	$347
Refundable Payment Received	—	20,000	—	20,000
Recognized in revenue	(719)	(54)	(2,158)	(164)
Ending balance refundable payment liability	$17,748	$20,183	$17,748	$20,183
3. Earnings Per Share
The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
	(in thousands)
Weighted-average shares - basic	72,512	78,805	73,959	78,679
Dilutive effect of stock options and restricted stock units	961	85	798	—
Weighted-average shares - diluted	73,473	78,890	74,757	78,679
Equity awards representing 2.5 million and 3.4 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen and thirty-nine weeks ended November 3, 2018, respectively, as the inclusion of these awards would have been anti-dilutive. Equity awards representing 4.2 million and 4.6 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen and thirty-nine weeks ended October 28, 2017, respectively, as the inclusion of these awards would have been anti-dilutive.
Additionally, for the thirteen weeks ended November 3, 2018, approximately 1.5 million shares were excluded from the computation of diluted weighted average shares because the number of shares that will ultimately be issued is contingent on the Company’s performance compared to pre-established performance goals which have not been achieved as of November 3, 2018.
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
Financial Assets
The following table presents the Company’s financial assets, recorded in cash and cash equivalents on the unaudited Consolidated Balance Sheet, measured at fair value on a recurring basis as of November 3, 2018 and February 3, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall.

	November 3, 2018
	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$134,183	$—	$—

	February 3, 2018
	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$139,920	$—	$—
Commercial paper	—	79,908	—
	$139,920	$79,908	$—
The money market funds are valued using quoted market prices in active markets. The commercial paper is valued using other observable inputs for those securities based on information provided by an independent third party entity.
The carrying amounts reflected on the unaudited Consolidated Balance Sheets for the remaining cash and cash equivalents, receivables, prepaid expenses, and payables as of November 3, 2018 and February 3, 2018 approximated their fair values.
Non-Financial Assets
The Company’s non-financial assets, which include fixtures, equipment, improvements, and intangible assets, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur indicating the carrying value of these assets may not be recoverable, or annually in the case of indefinite lived intangibles, an impairment test is required. The impairment test requires the Company to estimate the fair value of the assets and compare this to the carrying value of the assets. If the fair value of the asset is less than the carrying value, then an impairment charge is recognized and the non-financial assets are recorded at fair value. The Company estimates the fair value using a discounted cash flow model. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results, and projected cash flows. During the thirteen and thirty-nine weeks ended November 3, 2018 and the thirteen weeks ended October 28, 2017, the Company did not recognize any impairment charges. During the first quarter of 2017, the Company recognized impairment charges of approximately $5.5 million related to its 17 Canadian stores, all of which were fully impaired and closed as part of the exit of the Canadian business. These charges are included in restructuring costs in the unaudited Consolidated Statements of Income and Comprehensive Income. See Note 12 for additional discussion regarding the exit from Canada.

5. Intangible Assets
The following table provides the significant components of intangible assets:

	November 3, 2018
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename/domain names/trademarks	$197,618	$—	$197,618
Licensing arrangements	425	306	119
	$198,043	$306	$197,737

	February 3, 2018
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename/domain names/trademarks	$197,618	$—	$197,618
Licensing arrangements	425	270	155
	$198,043	$270	$197,773
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
The Company’s effective tax rate was 21.7% and 40.9% for the thirteen weeks ended November 3, 2018 and October 28, 2017, respectively. The effective tax rate for the thirteen weeks ended November 3, 2018 was reduced primarily due to income tax reform and includes a net discrete tax benefit of $0.7 million.
The Company’s effective tax rate was 33.0% and 36.9% for the thirty-nine weeks ended November 3, 2018 and October 28, 2017, respectively. The effective tax rate for the thirty-nine weeks ended November 3, 2018 was lower due to income tax reform and includes a net discrete tax expense of $0.7 million. This tax expense is the result of a $1.3 million discrete tax expense related to a tax shortfall for share-based compensation, partially offset by a net discrete tax benefit of $0.6 million. The effective tax rate for the thirty-nine weeks ended October 28, 2017 reflects $3.4 million of discrete tax benefit related to the exit of the Canadian business. This benefit was partially offset by discrete charges of $2.5 million related to a tax shortfall for share-based compensation and $1.2 million for a valuation allowance that was recorded against the deferred tax asset for deferred compensation.
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
The initial terms of the lease arrangements for which the Company is considered the owner are expected to expire in 2023 and 2029. The net book value of landlord funded construction, replacement cost of pre-existing property, and capitalized interest in property and equipment on the unaudited Consolidated Balance Sheets was $57.5 million and $60.2 million, as of November 3, 2018 and February 3, 2018, respectively. There was also $65.5 million and $66.7 million of lease financing obligations as of November 3, 2018 and February 3, 2018, respectively, in other long-term liabilities on the unaudited Consolidated Balance Sheets.
Rent expense relating to the land is recognized on a straight-line basis over the lease term. The Company does not report rent expense for the portion of the rent payment determined to be related to the buildings which are owned for accounting purposes. Rather, this portion of the rent payment under the lease is recognized as interest expense and a reduction of the lease financing obligations.
In February 2016, the Company amended its lease arrangement with the landlord of the Times Square Flagship store. The amendment provided the landlord with the option to cancel the lease upon sufficient notice through December 31, 2016. The option was never exercised and therefore expired on December 31, 2016. In conjunction with amending the lease, the Company recognized an $11.4 million put option liability that is being amortized through interest expense over the remaining lease term. As of November 3, 2018, the remaining balance related to the put option was $7.7 million of which $6.9 million is included within other long-term liabilities on the Consolidated Balance Sheets.
8. Debt
A summary of the Company’s financing activities are as follows:
Revolving Credit Facility
On May 20, 2015, Express Holding, LLC, a wholly-owned subsidiary of the Company (“Express Holding”), and its subsidiaries entered into an Amended and Restated $250.0 million secured Asset-Based Credit Facility (“Revolving Credit Facility”). The expiration date of the facility is May 20, 2020. As of November 3, 2018, there were no borrowings outstanding and approximately $247.0 million was available for borrowing under the Revolving Credit Facility.
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
Letters of Credit
The Company may enter into stand-by letters of credit (“stand-by LCs”) on an as-needed basis to secure payment obligations for merchandise purchases and other general and administrative expenses. As of November 3, 2018 and February 3, 2018, outstanding stand-by LCs totaled $3.0 million and $3.3 million, respectively.
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

The following summarizes share-based compensation expense:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
	(in thousands)
Restricted stock units	$3,015	$3,249	$9,347	$9,455
Stock options	255	401	842	1,655
Performance-based restricted stock units	280	—	627	—
Total share-based compensation	$3,550	$3,650	$10,816	$11,110
The stock compensation related income tax benefit recognized by the Company during the thirteen and thirty-nine weeks ended November 3, 2018 was negligible and $2.5 million, respectively. The stock compensation related income tax benefit recognized by the Company during the thirteen and thirty-nine weeks ended October 28, 2017 was negligible and $2.1 million, respectively.
Restricted Stock Units
During the thirty-nine weeks ended November 3, 2018, the Company granted restricted stock units (“RSUs”) under the 2010 Plan and the 2018 Plan. The fair value of RSUs is determined based on the Company’s closing stock price on the day prior to the grant date in accordance with the 2010 Plan and 2018 Plan. The RSUs granted in 2018 vest ratably over four years and the expense related to these RSUs will be recognized using the straight-line attribution method over this vesting period.
The Company’s activity with respect to RSUs, including awards with performance conditions granted prior to 2018, for the thirty-nine weeks ended November 3, 2018 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value Per Share
	(in thousands, except per share amounts)
Unvested, February 3, 2018	2,902	$11.06
Granted	2,044	$7.09
Vested	(987)	$13.69
Forfeited	(252)	$10.34
Unvested, November 3, 2018	3,707	$9.08
The total fair value of RSUs that vested during the thirty-nine weeks ended November 3, 2018 was $13.5 million. As of November 3, 2018, there was approximately $23.0 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.7 years.
Stock Options
The Company’s activity with respect to stock options during the thirty-nine weeks ended November 3, 2018 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding, February 3, 2018	2,609	$16.43
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(142)	$16.58
Outstanding, November 3, 2018	2,467	$16.42	4.9	$46
Expected to vest at November 3, 2018	480	$12.34	8.0	$41
Exercisable at November 3, 2018	1,971	$17.46	4.1	$—

As of November 3, 2018, there was approximately $1.5 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of approximately 1.4 years.
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
10. Commitments and Contingencies
In a complaint filed in January 2017 by Mr. Jorge Chacon in the Superior Court for the State of California for the County of Orange, certain subsidiaries of the Company were named as defendants in a representative action alleging violations of California state wage and hour statutes and other labor standards. In a complaint filed in December 2017 by Mr. Robert Jaurigue in the Superior Court for the State of California for the County of Los Angeles, a subsidiary of the Company was named as a defendant in a representative action alleging violations of California state wage and hour statutes and other labor standards. Both lawsuits seek unspecified monetary damages and attorneys’ fees. The case filed by Mr. Jaurigue has been stayed by the court pending resolution of the case filed by Mr. Chacon. In July 2018, former associate Ms. Christie Carr filed suit in Alameda County Superior Court for the State of California naming certain subsidiaries of the Company in a representative action alleging violations of California State wage and hour statutes and other labor standards. The lawsuit seeks unspecified monetary damages and attorneys’ fees. The Company is vigorously defending itself against these claims and, as of November 3, 2018, has established an estimated liability based on its best estimate of the outcome of the matters.

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

Asset Impairment

As a result of the decision to close the Canadian stores, Express determined that it was more likely than not that the fixed assets associated with the Canadian stores would be sold or otherwise disposed of prior to the end of their useful lives and therefore evaluated these assets for impairment in the first quarter of 2017. As a result of this evaluation, the Company recognized an impairment charge of $5.5 million on the fixed assets in the first quarter of 2017, which is included in restructuring costs in the unaudited Consolidated Statements of Income and Comprehensive Income.

Exit Costs

As of October 28, 2017, in addition to the impairment charges noted above, the Company incurred a $6.4 million write off of the investment in Express Canada, $5.5 million in lease related accruals, $4.2 million related to the reclassification into earnings of the cumulative translation loss, and approximately $1.3 million in professional fees. During the thirteen and thirty-nine weeks ended November 3, 2018, the Company incurred $0.2 million in lease related expenses.

A $1.2 million lease related accrual as of February 3, 2018 was settled during the third quarter of 2018. The Company does not expect to incur significant additional restructuring costs and does not have any remaining liabilities related to the Canada exit.

13. Retirement Benefits
The Company previously sponsored a non-qualified deferred compensation plan for certain eligible employees. In the first quarter of 2017, the Company elected to terminate the non-qualified plan effective March 31, 2017. Outstanding participant balances were distributed via lump sum in the first quarter of 2018 in the amount of $25.6 million. The Company had no further liability under the non-qualified plan as of November 3, 2018. The Company continues to sponsor a qualified defined contribution retirement plan for eligible employees.
14. Stockholders’ Equity
On November 28, 2017, the Company’s Board of Directors (“Board”) approved a new share repurchase program that authorized the Company to repurchase up to $150 million of the Company’s outstanding common stock using available cash (the “2017 Repurchase Program”). Under the 2017 Repurchase Program, the Company may repurchase shares on the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and amount of stock repurchases will depend on a variety of factors, including business and market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified, or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the program. In 2017, the Company repurchased 2.1 million shares of its common stock under the 2017 Repurchase Program for an aggregate amount equal to $17.3 million, including commissions. During the thirteen and thirty-nine weeks ended November 3, 2018, the Company repurchased 2.5 million and 6.5 million shares of its common stock under the 2017 Repurchase Program, respectively, for an aggregate amount equal to $24.2 million and $56.2 million, respectively, including commissions. In addition, subsequent to November 3, 2018 through December 11, 2018, the Company repurchased an additional 3.5 million shares of its common stock under the 2017 Repurchase Program for an aggregate amount equal to $27.0 million, including commissions.

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
Overview
Express is a leading fashion destination and apparel brand for both women and men. Since 1980, Express has provided the latest apparel and accessories for work, casual, jeanswear, and going-out, offering a distinct combination of fashion and quality at an attractive value. The Company operates more than 600 retail and factory outlet stores in the United States and Puerto Rico, as well as a best-in-class shopping experience through its website and mobile app.

Q3 2018 vs. Q3 2017
•
Net sales increased 2% to $515.0 million
•
Comparable sales were flat
•
Comparable sales (excluding e-commerce sales) decreased 7%
•
E-commerce sales increased 26% to $149.1 million (23% on a comparable sales basis)
•
Gross margin percentage increased 70 basis points to 30.7%
•
Operating income decreased $0.6 million to $10.2 million
•
Net income increased $2.0 million to $8.0 million
•
Diluted earnings per share (EPS) increased $0.03 to $0.11

The following charts show key performance metrics for the third quarter of 2018 compared to the third quarter of 2017.

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

Second, driving retail sales through solid double-digit e-commerce growth, while improving overall store productivity.

Third, realizing the benefits from our systems investments and omni-channel capabilities. We have begun to see the initial benefits and expect to capture more significant benefits going forward.

And fourth, we will continue to pursue cost savings. We have been successful in realizing our targeted savings to date and have also begun to benefit from reduced occupancy costs.

Third quarter 2018 update
Store Productivity
In the third quarter of 2018, comparable sales (excluding e-commerce sales) decreased 7%. We believe this decrease was primarily driven by the following:
•
Decreased traffic at our stores as a result of shifting consumer shopping patterns which are leading to continued traffic challenges in malls.

Store Fleet Optimization
As of November 3, 2018, we operated 634 stores, including 181 factory outlet stores.

Third quarter of 2018 store openings and closures:
•
Opened 3 new factory outlet stores in the U.S.
•
Converted 2 retail stores to factory outlet stores

E-Commerce
In the third quarter of 2018, our e-commerce sales increased 26% compared to the third quarter of 2017. We believe the increase was primarily driven by:
•
The shift in customer shopping patterns towards e-commerce and mobile;
•
Expanded assortment online; and
•
Omni-channel capabilities delivering incremental sales.
E-commerce sales represented 29% of our total net sales in the third quarter of 2018 compared to 23% in the third quarter of 2017.

Other Business Achievements
Product
•
Saw improved performance in our men’s business and improving trends in our women’s business.
Customer Experience
•
Continue to realize benefits from our omni-channel capabilities, primarily through ship from stores; and
•
Launched Express Style Trial, a subscription-based rental service.
Brand
•
Continued and expanded our relationship with the NBA; and
•
Further grew Express NEXT member base.
Other
•
Repurchased 2.5 million shares for $24.2 million.

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

Comparable Sales
Comparable sales is a measure of the amount of sales generated in a period relative to the amount of sales generated in the comparable prior year period. Comparable sales for the third quarter of 2018 were calculated using the 13-week period ended November 3, 2018 as compared to the 13-week period ended November 4, 2017.

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

Results of Operations
The Third Quarter of 2018 compared to the Third Quarter of 2017
Net Sales

	Thirteen Weeks Ended
	November 3, 2018	October 28, 2017
Net sales (in thousands)	$514,961	$503,419
Comparable sales percentage change	—%	(1)%
Comparable sales percentage change (excluding e-commerce sales)	(7)%	(7)%
Gross square footage at end of period (in thousands)	5,400	5,471
Number of:
Stores open at beginning of period	631	635
New retail stores	—	—
New outlet stores	5	9
Retail stores converted to outlets	(2)	(2)
Closed stores	—	(2)
Stores open at end of period	634	640

Net sales increased approximately $11.5 million compared to the third quarter of 2017. The increase was primarily attributable to an increase in e-commerce sales as well as non-comparable sales and other revenue in the third quarter of 2018 compared to the third quarter of 2017. These increases were partially offset by a decrease in comparable store sales. The increase in e-commerce sales is attributable to the aforementioned shift in consumer shopping patterns, our expanded assortment online, and improvements in our online and mobile customer experience. In addition, we are also seeing a benefit from our expanded omni channel capabilities, specifically ship from store. The increase in non-comparable sales resulted, in part, from sales at stores impacted by the hurricanes that occurred in the prior year. The increase in other revenue resulted from the timing of sell-off revenue related to mark-out-of-stock inventory sold to a third party in addition to revenue from the Card Agreement. The decrease in comparable store sales (excluding e-commerce) was the result of decreased traffic at our stores, due in part to decreases in mall traffic overall.

Gross Profit
The following table shows cost of goods sold, buying and occupancy costs, gross profit in dollars, and gross margin percentage for the stated periods:

	Thirteen Weeks Ended
	November 3, 2018	October 28, 2017
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$356,812	$352,227
Gross profit	$158,149	$151,192
Gross margin percentage	30.7%	30.0%
The 70 basis point increase in gross margin percentage, or gross profit as a percentage of net sales, in the third quarter of 2018 compared to the third quarter of 2017 was comprised of a 10 basis point increase in merchandise margin and a 60 basis point decrease in buying and occupancy costs as a percentage of net sales. The increase in merchandise margin was driven by a decrease in clearance inventory, partially offset by incremental shipping and handling costs due to higher shipping and handling rates and increased volume related to increased e-commerce sales as well as higher promotional activity. The decrease in buying and occupancy costs as a percentage of net sales was primarily the result of lower rent expense due to favorable lease renewals. These were partially offset by increased fulfillment costs as a result of increased e-commerce sales.
Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	Thirteen Weeks Ended
	November 3, 2018	October 28, 2017
	(in thousands, except percentages)
Selling, general, and administrative expenses	$148,294	$140,493
Selling, general, and administrative expenses, as a percentage of net sales	28.8%	27.9%
The $7.8 million increase in selling, general, and administrative expenses in the third quarter of 2018 as compared to the third quarter of 2017 was the result of wage inflationary costs, as well as higher marketing expenses in our efforts to increase brand awareness.
Income Tax Expense
The following table shows income tax expense in dollars for the stated periods:

	Thirteen Weeks Ended
	November 3, 2018	October 28, 2017
	(in thousands)
Income tax expense	$2,203	$4,174
The effective tax rate was 21.7% for the thirteen weeks ended November 3, 2018 compared to 40.9% for the thirteen weeks ended October 28, 2017. The effective tax rate for the thirteen weeks ended November 3, 2018 includes a net tax benefit of approximately $0.7 million attributable to certain discrete items that occurred during the third quarter of 2018. The effective tax rate, excluding discrete items, was 28.1% and 39.8% for the thirteen weeks ended November 3, 2018 and October 28, 2017, respectively. The effective tax rate, excluding discrete items, is lower for the current year primarily due to income tax reform.
We anticipate that our effective tax rate, excluding discrete items, will be approximately 30% in 2018.

The Thirty-Nine Weeks Ended November 3, 2018 compared to the Thirty-Nine Weeks Ended October 28, 2017
Net Sales

	Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017
Net sales (in thousands)	$1,487,918	$1,458,820
Comparable sales percentage change	1%	(5)%
Comparable sales percentage change (excluding e-commerce sales)	(8)%	(11)%
Gross square footage at end of period (in thousands)	5,400	5,471
Number of:
Stores open at beginning of period	635	656
New retail stores	—	—
New outlet stores	36	37
Retail stores converted to outlets	(29)	(21)
Closed stores	(8)	(32)
Stores open at end of period	634	640

Net sales increased approximately $29.1 million compared to the thirty-nine weeks ended October 28, 2017. The increase was primarily attributable to an increase in comparable sales of 1% in the thirty-nine weeks ended November 3, 2018 compared to the thirty-nine weeks ended October 28, 2017. The increase in comparable sales resulted primarily from an increase in e-commerce sales. We attribute these increases to the aforementioned shift in consumer shopping patterns, our expanded assortment online, and improvements in our online and mobile customer experience. These increases were partially offset by a decrease in comparable sales (excluding e-commerce) as a result of decreased traffic at our stores, due in part to decreases in mall traffic overall.

Gross Profit
The following table shows cost of goods sold, buying and occupancy costs, gross profit in dollars, and gross margin percentage for the stated periods:

	Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$1,046,204	$1,041,590
Gross profit	$441,714	$417,230
Gross margin percentage	29.7%	28.6%
The 110 basis point increase in gross margin percentage, or gross profit as a percentage of net sales, in the thirty-nine weeks ended November 3, 2018 compared to the thirty-nine weeks ended October 28, 2017 was comprised of a 30 basis point increase in merchandise margin and a 80 basis point decrease in buying and occupancy costs as a percentage of net sales. The improvement in merchandise margin was driven by our sourcing-related cost savings initiatives, partially offset by higher shipping and handling costs. The decrease in buying and occupancy costs was primarily the result of the exit from Canada in 2017 and lower rent expense due to favorable lease renewals. These were partially offset by increased fulfillment costs as a result of increased e-commerce sales.
Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017
	(in thousands, except percentages)
Selling, general, and administrative expenses	$426,583	$407,001
Selling, general, and administrative expenses, as a percentage of net sales	28.7%	27.9%
The $19.6 million increase in selling, general, and administrative expenses in the thirty-nine weeks ended November 3, 2018 as compared to the thirty-nine weeks ended October 28, 2017 was primarily the result of investments in marketing, technology, and e-commerce initiatives. The increase was also partially due to incentive compensation and increased payroll due to inflationary wage increases.
Restructuring Costs
The following table shows restructuring costs in dollars for the stated periods:

	Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017
	(in thousands)
Restructuring costs	$166	$22,869
Restructuring costs represent the costs incurred related to the exit of our Canadian business in 2017. These costs included a $6.4 million write off of the investment in Express Canada, $5.5 million in impairment charges, $5.5 million in lease related accruals, $4.2 million related to the reclassification into earnings of the cumulative translation loss, and approximately $1.3 million in professional fees for the thirty-nine weeks ended October 28, 2017.
The remaining lease obligation was finalized during the thirteen weeks ended November 3, 2018 and we do not expect to incur any significant additional restructuring costs. No liabilities are recorded as of November 3, 2018 related to the Canadian exit.

Income Tax Expense
The following table shows income tax expense in dollars for the stated periods:

	Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017
	(in thousands)
Income tax expense/(benefit)	$5,268	$(4,981)
The effective tax rate was 33.0% for the thirty-nine weeks ended November 3, 2018 compared to 36.9% for the thirty-nine weeks ended October 28, 2017. The effective tax rate for the thirty-nine weeks ended November 3, 2018 reflects a tax expense of $1.3 million of discrete tax expense related to a tax shortfall for share-based compensation. This expense was partially offset by discrete tax benefits of $0.6 million.
The effective tax rate for the thirty-nine weeks ended October 28, 2017 reflects $3.4 million of discrete tax benefit related to the exit of our Canadian business. This benefit was partially offset by discrete charges of $2.5 million related to a tax shortfall for share-based compensation and $1.2 million for a valuation allowance that was recorded against the deferred tax asset for deferred compensation. The effective tax rate, excluding discrete items, was 28.4% and 39.8% for the thirty-nine weeks ended November 3, 2018 and October 28, 2017, respectively. The effective tax rate, excluding discrete items, is lower for the current year primarily due to income tax reform.
We anticipate that our effective tax rate, excluding discrete items, will be approximately 30% in 2018.

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

	Thirty-Nine Weeks Ended
	November 3, 2018		October 28, 2017
	(in thousands, except per share amounts)
Operating Income/(Loss)	$15,654		$(11,976)
Adjusted Operating Income/(Loss)	$15,654	*	$12,175
Net Income/(Loss)	$10,718		$(8,528)
Adjusted Net Income/(Loss)	$10,718	*	$3,154
Diluted Earnings Per Share	$0.14		$(0.11)
Adjusted Diluted Earnings Per Share	$0.14	*	$0.04
*No adjustments were made to operating income, net income, or diluted earnings per share for the thirty-nine weeks ended November 3, 2018.

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
The table below reconciles the non-GAAP financial measures, adjusted operating loss, adjusted net loss, and adjusted diluted earnings per share, with the most directly comparable GAAP financial measures, operating loss, net loss, and diluted earnings per share for the thirty-nine weeks ended October 28, 2017.

	Thirty-Nine Weeks Ended October 28, 2017
(in thousands, except per share amounts)	Operating Loss	Net Loss	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$(11,976)	$(8,528)	$(0.11)	78,679
Impact of Canadian Exit (a)	24,151	24,151	0.31
Income Tax Benefit - Canadian Exit	—	(12,469)	(0.16)
Adjusted Non-GAAP Measure	$12,175	$3,154	$0.04	78,851	(b)

(a)    Includes $22.9 million in restructuring costs and an additional $1.3 million in inventory adjustments related to the Canadian exit.

(b)    Weighted average diluted shares outstanding for the purpose of calculating adjusted diluted earnings per share includes the dilutive effect of share-based awards as determined under the treasury stock method.

Liquidity and Capital Resources
A summary of cash provided by or used in operating, investing, and financing activities is shown in the following table:

	Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017
	(in thousands)
Provided by operating activities	$18,315	$47,674
Used in investing activities	(32,402)	(51,439)
Used in financing activities	(60,946)	(4,876)
Decrease in cash and cash equivalents	(75,033)	(9,079)
Cash and cash equivalents at end of period	$161,189	$198,294
Our business relies on cash flows from operations as our primary source of liquidity, with the majority of those cash flows being generated in the fourth quarter of the year. Our primary operating cash needs are for merchandise inventories, payroll, store rent, and marketing. For the thirty-nine weeks ended November 3, 2018, our cash flows provided by operating activities were $18.3 million compared to $47.7 million in cash flows provided by operating activities for the thirty-nine weeks ended October 28, 2017. The decrease in cash flows from operating activities for the thirty-nine weeks ended November 3, 2018 was primarily driven by the distribution of $25.6 million related to the termination of our non-qualified supplemental retirement plan, partially offset by increased net income due to increased business performance and the exit of our Canadian business in the prior year. Additionally, we received $22.0 million in the third quarter of 2017 in conjunction with the amendment of our private label credit card agreement.
In addition to cash flows from operations, we have access to additional liquidity, if needed, through borrowings under our Revolving Credit Facility. As of November 3, 2018, we had $247.0 million available for borrowing under our Revolving Credit Facility. Refer to Note 8 to our unaudited Consolidated Financial Statements for additional information on our Revolving Credit Facility.
We also use cash for capital expenditures and financing transactions. For the thirty-nine weeks ended November 3, 2018, we had capital expenditures of approximately $32.4 million. These relate primarily to store remodels, new outlet stores, and information technology projects to support our strategic business initiatives. We expect capital expenditures for the remainder of 2018 to be approximately $21 million to $26 million, primarily driven by store remodels, new outlet stores, and investments in information technology. These capital expenditures do not include the impact of landlord allowances, which are expected to be approximately $0.7 million for the remainder of 2018. During the thirty-nine weeks ended October 28, 2017, we incurred a cash loss upon the deconsolidation of Canada in the amount of $9.2 million, which represented the balance of cash and cash equivalents in our Canadian subsidiary at the time of deconsolidation.
On November 28, 2017, the Board approved a new share repurchase program that authorizes us to repurchase up to $150 million of our outstanding common stock using available cash. For the thirty-nine weeks ended November 3, 2018, we repurchased 6.5 million shares under the share repurchase program for an aggregate amount equal to $56.2 million, including commissions. In addition, subsequent to November 3, 2018 through December 11, 2018, the Company repurchased an additional 3.5 million of its common stock under the 2017 Repurchase Program for an aggregate amount equal to $27.0 million, including commissions. We have $49.6 million remaining under the share repurchase program.

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
Contractual Obligations
Our contractual obligations and other commercial commitments did not change materially between February 3, 2018 and November 3, 2018. For additional information regarding our contractual obligations as of February 3, 2018, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended February 3, 2018.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our Revolving Credit Facility bears interest at variable rates, however, we did not borrow any amounts under the Revolving Credit Facility during the thirty-nine weeks ended November 3, 2018. Changes in interest rates are not expected to have a material impact on our future earnings or cash flows given our limited exposure to such changes.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of November 3, 2018.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the third quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding the purchase of shares of our common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during each month of the quarterly period ended November 3, 2018:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs(2)
	(in thousands, except per share amounts)
August 5, 2018 - September 1, 2018	—	$—	—	$100,841
September 2, 2018 - October 6, 2018	1,411	$10.63	1,412	$85,842
October 7, 2018 - November 3, 2018	1,066	$8.56	1,067	$76,718
Total	2,477		2,479
(1) Includes shares purchased in connection with employee tax withholding obligations and shares issued under the 2010 Plan.
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

Date:	December 12, 2018	EXPRESS, INC.

		By:	/s/ Periclis Pericleous
Periclis Pericleous
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)