Form 10-K
period 2019-02-02
EXPRESS, INC.
filed 2019-03-19
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐     No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

Aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of August 4, 2018: $696,370,328.
 The number of outstanding shares of the registrant's common stock was 66,506,657 as of March 2, 2019.

DOCUMENT INCORPORATED BY REFERENCE:

Portions of the registrant's definitive proxy statement for its Annual Meeting of Stockholders, to be held on June 12, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely,” “continue to,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, and financial results; our plans, objectives, strategies, and initiatives for future operations or growth; the expected outcome of such plans, objectives, strategies, and initiatives; or expected outcome or impact of pending or threatened litigation or any statements related to the search for a CEO or any other senior management position are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including, but not limited to those under the heading "Risk Factors" in Part I, Item 1A in this Annual Report on Form 10-K. Those factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements included in this Annual Report on Form 10-K. We caution you not to place undue reliance on these forward-looking statements. We do not undertake any obligation to make any revisions to these forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events, except as required by law, including the securities laws of the United States and rules and regulations of the Securities and Exchange Commission ("SEC").

PART I
ITEM 1. BUSINESS.
In this section, "Express", "we", "us", "the Company", and "our" refer to Express, Inc. and its consolidated subsidiaries as a combined entity. Our fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. All references herein to "2018", "2017", and "2016" refer to the 52-week period ended February 2, 2019, the 53-week period ended February 3, 2018, and the 52-week period ended January 28, 2017, respectively.
General
Express is a leading fashion destination and apparel brand for both women and men. Since 1980, Express has provided the latest apparel and accessories for work, casual, jeanswear, and going-out, offering a distinct combination of fashion and quality at an attractive value.
As of February 2, 2019, we operated 631 stores across the United States and in Puerto Rico, including 184 factory outlet stores. Our stores are located primarily in high-traffic shopping malls, lifestyle centers, outlet centers, and street locations, and average approximately 8,500 gross square feet. We also sell our products through our e-commerce website, www.express.com, and our mobile app, as well as through franchisees who operate Express locations in Latin America pursuant to the franchise agreements. Our 2018 merchandise sales were comprised of approximately 61% women's merchandise and approximately 39% men's merchandise.
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
We believe we differentiate ourselves from our competitors as follows:
Established Lifestyle Brand. With nearly 40 years of heritage, the Express brand represents a distinct fashion point of view, outfitting ambitious, driven individuals who inspire others to level up through their personal style. Express has the fashion, fit, quality and sizes for every moment and milestone in their lives, getting them ready for what’s next. The Express brand differentiates itself by offering 1) a balanced assortment of core styles and the latest fashions; 2) products that address fashion needs across multiple wearing occasions, including work, casual, jeanswear, and going-out; and 3) quality products at an attractive value.
Data Driven Processes. Our data driven processes allow us to test our merchandise in select stores and online before placing orders for our broader store base. In addition, we assess sales data on a weekly basis in order to make in-season inventory adjustments where possible, which allows us to respond to the latest trends. We have an efficient, diversified, and flexible supply chain, including a network of buying agents and third-party manufacturers located throughout the world that allows us to quickly identify and respond to trends and bring a tested assortment of high quality products at competitive prices to our stores.
Strong and Tenured Team. We are currently conducting a search for a new Chief Executive Officer and other leadership roles. Our existing team, at and below the leadership level, has extensive experience in the retail apparel industry, including depth in the areas of fashion design and merchandising, supply chain, marketing, customer experience, e-commerce, store operations, technology, planning and allocation, and real estate, as well as other diverse business experiences that we believe are valuable to us as we continue to execute our growth strategy. Experience and tenure within Express extends deep into our organization, including district and store managers.
Our future success will depend on our ability to maintain these strengths, offer compelling merchandise at an attractive value, provide an exceptional omni-channel customer experience, maintain the strength and increase awareness of the Express brand, and retain and acquire customers.
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
Similar to our stores, our e-commerce capabilities focus on creating an engaging and easy shopping experience that supports a vibrant, young fashion consumer, whether on a mobile device, tablet, or at a desktop, with a particular focus on mobile. We recognize the growing preference for online shopping and continue to make enhancements to the online customer experience through improved search, site navigation and checkout capabilities, and targeted customer messaging, making shopping easier for customers.
In 2018, we continued to expand our omni-channel capabilities by further rolling out ship-from-store to a total of approximately 400 stores. Ship-from-store allows us to ship merchandise from select stores directly to the customer. In addition, we further piloted "buy-online-pickup-in-store" which allows customers to order online and pick up at certain Express stores. We believe that these expanded capabilities will enhance the overall customer experience and have a positive impact on our business, including sales, margins, and inventory productivity.
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
We use a proprietary customer database, together with data analytics, to customize our communications and make targeted offers to customers in an effort to increase customer traffic in-store and online and to increase conversion. In addition, we offer a customer loyalty program, Express NEXT, which allows customers to earn rewards for purchases and offers other incentives to engage with the Express brand. We also offer a private-label credit card through an agreement (the "Card Agreement") with Comenity Bank (the “Bank”) under which the Bank owns the credit card accounts and Alliance Data Systems Corporation provides services to our private-label credit card customers. All of our proprietary credit cards carry the Express logo. We believe that our loyalty and credit card programs encourage frequent store and website visits, promote multiple-item purchases, and cultivate customer loyalty to the Express brand.
Technology
We rely on information technology to operate our business. Our information technology provides a full range of business process support and information to our store, e-commerce, merchandising, financial, and real estate teams. We utilize a combination of customized and industry standard software systems to provide various functions related to point-of-sale, inventory management, design, planning and allocation, and financial reporting. Over the past few years, we launched multiple system upgrades, including a new order management system, a new retail management system, and a new enterprise planning system to further enhance our omni-channel capabilities. We believe these new systems allow us to increase speed-to-market, conduct planning and allocation with more precision, and ultimately give us the ability to maximize inventory productivity and reduce markdowns over time.
Sourcing
Our Sourcing Methods
We utilize a broad base of manufacturers located throughout the world that we believe produce goods at the level of quality that our customers desire, and can supply products to us on a timely basis at competitive prices. We do not own or operate any manufacturing facilities and, as a result, contract with third-party vendors for the production of all of our merchandise. We purchase both apparel and accessories through buying agents and directly from vendors. In exchange for a commission, our buying agents identify suitable vendors and coordinate our purchasing requirements with vendors by placing orders for merchandise on our behalf, ensuring the timely delivery of goods to us, obtaining samples of merchandise produced in factories, inspecting finished merchandise, and carrying out vendor compliance monitoring and administrative communications on our behalf.
We purchase the majority of our merchandise outside of the United States through arrangements with approximately 89 vendors utilizing approximately 315 manufacturing facilities located in approximately 24 countries throughout the world, primarily in Asia. The top five countries from which we sourced our merchandise in 2018 were Vietnam, China, Indonesia, Bangladesh, and India, based on total cost of merchandise purchased. The top 10 manufacturing facilities, based on cost, supplied approximately 25% of our merchandise in 2018. We purchase merchandise using purchase orders, and therefore are not subject to long-term production contracts with any vendors, manufacturers, or buying agents.
Quality Assurance and Compliance Monitoring
Each supplier, factory, and subcontractor that manufactures our merchandise is required to adhere to our Code of Vendor Conduct and certain other purchasing terms and conditions, including those related to product quality. This is designed to ensure that each of our suppliers' operations are conducted in a legal, ethical, and responsible manner. Our Code of Vendor Conduct requires that each of our suppliers provides minimum wages and benefits, limits working hours, complies with all laws, including environmental laws, and provides a safe and healthy work environment. It also forbids the use of child labor or forced labor, and prohibits unauthorized subcontracting. We monitor compliance through third parties who conduct regular factory audits on our behalf as well as through our buying agents.
Distribution
We utilize two facilities for the distribution of our product, both of which are owned and operated by third parties. Virtually all of the merchandise sold in our stores and on our website is first received and processed at a central distribution facility in Columbus, Ohio. From there, merchandise allocated to be sold in stores is shipped to our stores and merchandise to be sold online direct-to-consumer is shipped to a distribution facility in Richwood, Kentucky (the "Richwood Facility"). Merchandise is typically shipped to such stores and to the Richwood Facility via third-party delivery services multiple times per week, thereby providing them with a steady flow of inventory. The third party who operates the Richwood Facility is responsible for fulfilling the majority of the orders placed through our website and shipping the merchandise directly to customers or to stores for pickup, via third-party delivery services. In addition, approximately 400 retail stores have the ability to ship select online merchandise directly to our customers.

Stores
As of February 2, 2019, we operated a total of 631 stores in 46 states across the United States, as well as in Puerto Rico.
The following list shows the number of stores we operated in the United States and Puerto Rico as of February 2, 2019:

Location	Count	Location	Count	Location	Count
Alabama	5	Louisiana	7	Ohio	19
Arizona	10	Maine	3	Oklahoma	5
Arkansas	3	Maryland	14	Oregon	5
California	78	Massachusetts	17	Pennsylvania	29
Colorado	11	Michigan	20	Puerto Rico	4
Connecticut	11	Minnesota	14	Rhode Island	3
Delaware	2	Mississippi	1	South Carolina	7
Florida	50	Missouri	10	South Dakota	1
Georgia	18	Nebraska	4	Tennessee	8
Hawaii	2	Nevada	10	Texas	57
Idaho	1	New Hampshire	5	Utah	5
Illinois	32	New Jersey	25	Virginia	16
Indiana	14	New Mexico	3	Washington	10
Iowa	9	New York	44	West Virginia	1
Kansas	4	North Carolina	16	Wisconsin	12
Kentucky	5	North Dakota	1
				Total	631
The following list shows the number of stores operated by our franchisees by country as of February 2, 2019:

Location	Count
Mexico	10
Costa Rica	2
Panama	2
El Salvador	1
Guatemala	1
Total	16
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
Regulation and Legislation
We are subject to labor and employment laws and regulations, including minimum wage requirements, intellectual property laws, consumer protection laws and regulations, including those governing advertising and promotions, privacy, and product safety, and laws and regulations with respect to the operation of our stores and business generally, including the Foreign Corrupt Practices Act, and laws that apply as a result of being a public company. In addition, we are subject to United States customs laws and similar laws of other countries associated with the import and export of merchandise.
Employees
We currently employ approximately 15,700 employees. Approximately 1,000 employees are based at our home office locations in either Columbus or New York City, approximately 60 are field-based regional and district managers, approximately 1,600 are in-store managers or co-managers, and approximately 13,100 are in-store sales associates. Approximately 20% and 80% of our associates are full-time and part-time, respectively. None of our employees are represented by a union, and we have had no labor-related work stoppages. We believe our relations with our employees are good.
Seasonality
Our business is seasonal. We define our seasons as Spring, which includes the first and second quarters, and Fall, which includes the third and fourth quarters. Historically, we have realized a higher portion of our net sales and net income in the Fall season due primarily to the impact of the holiday season. In 2018, approximately 54% of our net sales were generated in the Fall season, while approximately 46% were generated in the Spring season. Cash needs are typically higher in the third quarter due to inventory-related working capital requirements for early Fall and holiday selling periods. Our business is also subject, at certain times, to calendar shifts, which may occur during key selling periods close to holidays such as Easter, Thanksgiving, and Christmas.
Corporate History
We opened our first store in 1980, in Chicago, Illinois as a division of The Limited, Inc., now known as L Brands, Inc., and launched our men’s apparel line in 1987, which was rebranded under the name Structure in 1989. In 2001, we began to consolidate our separate women’s and men’s stores into combined dual-gender stores under the Express brand. In 2007, Golden Gate Capital acquired 75% of the equity interests in our business from an affiliate of Limited Brands, Inc., and we began to operate as a standalone company. In May 2010, the Company converted to a Delaware corporation, held an initial public offering, and listed its shares on the New York Stock Exchange. Subsequent to our initial public offering, Golden Gate Capital and Limited Brands, Inc. sold their remaining interests in the Company and are no longer affiliated with Express.
Available Information
We make available free of charge on our website, www.express.com, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act of 1934"), as soon as reasonably practicable after filing such material electronically with, or otherwise furnishing it to, the SEC. The SEC maintains a website that contains electronic filings at www.sec.gov. References to our website address do not constitute incorporation by reference of the information contained on the website, and such information is not part of this Annual Report on Form 10-K.

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
We face substantial competition in the specialty retail apparel and accessories industry. Some of our competitors have greater financial, marketing, and other resources available. Many of our competitors sell their products in stores that are located in the same shopping malls or lifestyle centers as our stores and many also sell their products online either exclusively or in addition to brick-and-mortar stores. We expect the retail environment for apparel to remain highly competitive,which may result in lower prices, more promotions, and lower product margins. In addition to competing for sales, we compete for favorable site locations and lease terms in shopping malls and lifestyle centers, and our competitors may be able to secure more favorable locations than us as a result of their relationships with, or appeal to, landlords or their willingness and ability to pay more for leased space. We also compete with other retailers and service-based businesses for personnel. The competition for retail talent is increasing and we may not be able to secure the talent we need to operate our stores without increasing wages. We cannot assure you that we will be able to compete successfully against existing or future competitors or maintain our product margins, and our inability to do so could have a material adverse effect on us.
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
We purchase the majority of our merchandise outside of the United States through arrangements with approximately 89 vendors, utilizing approximately 315 manufacturing facilities located throughout the world, primarily in Asia and Central and South America. Political, social, or economic instability in Asia, Central, or South America, or in other regions where our products are made, could cause disruptions in trade, including exports. Other events that could also cause disruptions to our supply chain include:

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
We currently rely upon independent third-party transportation providers for substantially all of our product shipments, including shipments to and from all of our stores and to our customers. Our utilization of these delivery services for shipments is subject to risks which may impact a shipping company’s ability to provide delivery services that adequately meet our shipping needs, including risks related to employee strikes, labor and capacity constraints, and inclement weather. In addition, we are subject to increased shipping costs when fuel prices increase, when we use expedited means of transportation such as air freight, and due to other economic factors affecting supply and demand within the transportation industry. If we change the shipping companies we use, we could face logistical difficulties that could adversely affect deliveries, and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from our current independent third-party transportation providers which, in turn, would increase our costs.
We rely on third parties to provide us with certain key services for our business. If any of these third parties fails to perform their obligations to us or declines to provide services to us in the future, we may suffer a disruption to our business. Furthermore, we may be unable to provide these services or implement substitute arrangements on a timely basis with terms favorable to us.
We rely on many different third parties to provide us with key services. For example, we rely on a third party to operate our central distribution facility in Columbus, Ohio and to provide certain inbound and outbound transportation and delivery services, distribution services, and customs services. We also rely on another third party to provide us with logistics and other services related to our e-commerce operations and another third party to provide telephone and online support to our customers. In connection with our sourcing activities, we rely on approximately 89 buying agents and vendors to help us source products from approximately 315 manufacturing facilities, and in connection with our marketing activities, we rely on third parties to administer our customer database, our loyalty program, our private label credit card program, and our gift cards. We also rely on third-party technology providers to provide us with various technology services and we rely on a third party to administer certain aspects of our payroll. If any of these third parties fails to perform their obligations to us or declines to provide services to us in the future, we may suffer a disruption to our business, increased costs, harm to our brand, and loss of customers. Furthermore, we may be unable to provide these services or implement substitute arrangements on a timely and cost-effective basis on terms favorable to us.

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
Our growth strategy includes: improving profitability through sales growth, margin expansion, and expense leverage; providing an exceptional brand and customer experience; transforming and leveraging our systems and processes; and cultivating a strong company culture. In furtherance of our growth strategy, we are focused on the following areas of the business: product, brand and product clarity, and customer acquisition and retention. The success of our growth strategy depends on our ability to execute against these focus areas. Failure to do so could have a material negative effect on the value of the Company.

Our ability to improve the profitability of the Company is dependent on our ability to deliver compelling new merchandise at an attractive value, retain and acquire new customers, grow our e-commerce business, expand our omni-channel capabilities, provide an exceptional customer experience, optimize our retail store footprint, open new outlet stores, and manage our overall cost structure. The success of these initiatives is dependent on a number of factors. For example, our ability to deliver compelling new merchandise at an attractive value is dependent on our ability to accurately forecast fashion trends and customer demand for products. Also, given the rapid pace of change, our ability to provide an exceptional customer experience, transform and leverage our systems and processes, increase brand awareness, retain and acquire new customers, grow our e-commerce business, and expand our omni-channel capabilities, may require significant financial investments that may not provide a return in the near term or at all.

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

Furthermore, our efforts to reduce expenses may have an adverse impact on our ability to achieve our strategic objectives by limiting the funding necessary to achieve such objectives or may impact product quality or in-store customer experience as we seek to reduce costs in our supply chain.  Successful execution of our growth strategy is dependent on our ability to achieve our strategic objectives. There can be no guarantee that we will achieve our strategic objectives or that our growth strategy will result in improved operating results or an increase in the value of the business.

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
We collect customer data, including encrypted and tokenized credit card information, in our stores and online. For our sales channels to function successfully, we and third parties involved in processing customer transactions for us must be able to transmit confidential information, including credit card information, securely over public networks. We cannot guarantee that any of our security measures or the security measures of third parties with whom we work will effectively prevent others from obtaining unauthorized access to our customers’ information. If such a breach were to occur, customers could lose confidence in our ability to secure their information and choose not to purchase from us. Any unauthorized access to customer information could expose us to data loss or manipulation, litigation and legal liability, and could seriously disrupt operations, negatively impact our marketing capabilities, cause us to incur significant expenses to notify customers of the breach and for other remediation activities, and harm our reputation and brand, any of which could adversely affect our financial condition and results of operations.
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
We have, and will continue to have, significant lease obligations. We lease all of our store locations, our corporate offices, and our central distribution facility. We typically occupy our stores under operating leases with options to renew for additional multi-year periods. In the future, we may not be able to negotiate favorable lease terms for the most desired store locations. Our inability to do so may cause our occupancy costs to be higher in future years or may force us to close stores in desirable locations.
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
If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Moreover, even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under that lease. As of February 2, 2019, our minimum annual rental obligations under long-term lease arrangements for 2019 and 2020 were $221.8 million and $189.3 million, respectively. Our inability to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close could materially adversely affect us.
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
A failure by us to comply with the covenants or to maintain the required financial ratios contained in the Revolving Credit Facility could result in an event of default under such indebtedness, which could adversely affect our ability to respond to changes in our business and manage our operations. Upon the occurrence of an event of default, the lenders under our Revolving Credit Facility could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the agreement. There can be no assurance that our assets would be sufficient to repay any indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern. See Note 8 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further information relating to our indebtedness.
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
We face the risk of litigation and other claims against us. Litigation and other claims arise in the ordinary course of our business and include commercial disputes, employment related claims, including wage and hour claims, intellectual property disputes, such as trademark, copyright, and patent infringement disputes, consumer protection and privacy matters, product-related allegations, and premises liability claims. See Note 13 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The Company has been named as a defendant in three separate representative actions in the State of California alleging violations of the California state wage and hour statutes and other labor standards.
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
We are subject to numerous laws and regulations, including labor and employment, product safety, customs, consumer protection, privacy, zoning laws and ordinances, intellectual property laws, and other laws that regulate retailers generally or govern the import and export of goods, advertising and promotions, the sale of merchandise, product content, and the operation of stores, our website, and warehouse facilities. If these regulations were to change or were violated by our management, employees, vendors, or buying agents, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to damages, fines or penalties, or suffer reputational harm, which could reduce demand for our merchandise and hurt our business and results of operations.
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
Moreover, changes in product safety or other consumer protection laws, privacy laws, environmental laws, and other regulations, could lead to increased compliance costs. It is often difficult for us to plan and prepare for potential changes to applicable laws and future compliance costs related to such changes could be material to us.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
Home Office, Distribution Center, Design Studio, and Photo Studio
The lease for our corporate headquarters in Columbus, Ohio and the lease for our distribution facility in Columbus, Ohio are both scheduled to terminate in January 2026. Either lease may be terminated by either party upon 36 months prior notice provided that the lease term may not end between the months of October and February. Termination of either lease effects both leases.
The lease for our design offices in New York City expires in July 2026. The lease of our photo studio in downtown Columbus expires in December 2024.

Stores
All of our 631 stores are leased from third parties. See "Item 1. Business - Store Locations" for further information on the locations of our stores.
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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock trades on the NYSE under the symbol "EXPR". As of March 2, 2019, there were approximately 10 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name,” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.
Dividends
We did not pay any dividends in 2018 or 2017. Our ability to pay dividends is restricted by the terms of our Revolving Credit Facility. Any future determination to pay dividends will be made at the discretion of our Board of Directors and will depend on our results of operations, restrictions contained in our Revolving Credit Facility or future financing arrangements, and other factors as deemed relevant. For more information about the restrictions in our Revolving Credit Facility, see Note 8 to our Consolidated Financial Statements included elsewhere in this Annual Report on 10-K.
Share Repurchases
The following table provides information regarding the purchase of shares of our common stock made by or on behalf of us or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange Act of 1934, during each month of the quarterly period ended February 2, 2019:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (2)
	(in thousands, except per share amounts)
November 4, 2018 - December 1, 2018	2,393	$8.39	2,388	$56,722
December 2, 2018 - January 5, 2019	1,111	$6.28	1,110	$49,759
January 6, 2019 - February 2, 2019	2	$5.26	—	$49,759
Total	3,506		3,498
(1) Includes shares purchased in connection with employee tax withholding obligations under the 2010 Plan and 2018 Plan. Refer to Note 10 of our Consolidated Financial Statements for further details of the 2010 Plan and 2018 Plan.
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

Performance Graph
The following graph compares the changes in the cumulative total return to holders of our common stock with that of the S&P 500 Index and the Dow Jones U.S. Apparel Retailers Index for the same period. The comparison of the cumulative total returns for each investment assumes that $100 was invested in our common stock and the respective indexes on February 1, 2014, and includes reinvestment of all dividends. The plotted points are based on the closing price on the last trading day of each fiscal year.

COMPARISON OF THE
CUMULATIVE TOTAL RETURN
among Express, Inc., S&P 500 Index,
and Dow Jones U.S. Apparel Retailers Index

	2/1/14	1/31/15	1/30/16	1/28/17	2/3/18	2/2/19
Express, Inc.	$100.00	$75.52	$97.92	$58.55	$38.39	$30.48
S&P 500 Index	$100.00	$111.92	$108.84	$128.73	$154.95	$151.83
Dow Jones U.S. Apparel Retailers Index	$100.00	$119.30	$115.89	$110.65	$121.07	$131.24
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

ITEM 6. SELECTED FINANCIAL DATA.
SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OPERATING DATA
The following tables set forth our key financial measures and our selected historical consolidated financial and operating data as of the dates and for the periods indicated. The selected historical consolidated financial and operating data as of February 2, 2019 and February 3, 2018 and for the years ended February 2, 2019, February 3, 2018, and January 28, 2017 are derived from our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data as of January 28, 2017, January 30, 2016, and January 31, 2015, and the selected operating data for the periods ended January 30, 2016 and January 31, 2015 are derived from our audited Consolidated Financial Statements, which are not included elsewhere in this Annual Report on Form 10-K.
The following selected historical consolidated data presented should be read in conjunction with the sections entitled “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and the related Notes and other financial data included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
	2018	2017 (1)	2016	2015	2014
	(dollars in thousands, excluding net sales per gross square foot and per share data)
Statement of Operations Data:
Net sales (4)	$2,116,344	$2,158,502	$2,204,417	$2,350,129	$2,165,481
Cost of goods sold, buying and occupancy costs (4)	$1,501,433	$1,530,991	$1,529,728	$1,554,852	$1,504,527
Gross profit (4)	$614,911	$627,511	$674,689	$795,277	$660,954
Selling, general, and administrative expenses (4)	$587,348	$573,550	$569,546	$587,747	$524,041
Operating income (4)	$28,215	$30,556	$105,081	$207,238	$136,597
Net income (4)	$9,630	$18,873	$58,340	$116,513	$68,325
Dividends declared per share	$—	$—	$—	$—	$—
Earnings per share:
Basic (4)	$0.13	$0.24	$0.74	$1.39	$0.81
Diluted (4)	$0.13	$0.24	$0.74	$1.38	$0.81
Weighted Average Diluted Shares Outstanding	73,239	78,870	79,049	84,591	84,554
Other Financial and Operating Data:
Comparable sales (2)	(1)%	(3)%	(9)%	6%	(5)%
Comparable sales (excluding e-commerce sales) (2)	(9)%	(10)%	(12)%	4%	(7)%
Total gross square feet (in thousands) (average)	5,384	5,487	5,604	5,573	5,529
Number of stores (at year end)	631	635	656	653	641
Capital expenditures	$49,778	$57,435	$98,712	$115,343	$115,088
Balance Sheet Data (at period end):
Cash and cash equivalents	$171,670	$236,222	$207,373	$186,903	$346,159
Working capital (3) (4)	65,666	30,518	16,014	19,113	20,618
Total assets (4)	1,086,627	1,186,924	1,185,028	1,178,644	1,278,150
Total debt	—	—	—	—	199,527
Total stockholders' equity (4)	$585,178	$648,314	$630,494	$617,593	$556,339

(1)	2017 represents a 53-week year.

(2)
Comparable sales have been calculated based upon stores that were open at least twelve full months as of the end of the reporting period. For 2018, comparable sales were calculated based upon the 52-week period ended February 2, 2019 compared to the 52-week period ended February 3, 2018. For 2017, comparable sales were calculated based upon the 53-week period ended February 3, 2018 compared to the 53-week period ended February 4, 2017. See full definition of comparable sales in the section titled "How We Assess the Performance of Our Business" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

(3)	Working capital is defined as current assets, less cash and cash equivalents, less current liabilities.

(4)	In 2018, we adopted ASC 606, which impacted our annual recognition of revenue and certain expenses. Years before 2016 have not been adjusted for this new accounting standard.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section entitled “Risk Factors.” All references herein to "2018", "2017", and "2016" refer to the 52-week period ended February 2, 2019, the 53-week period ended February 3, 2018, and the 52-week period ended January 28, 2017.
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

2018 vs. 2017
•
Net sales decreased 2% to $2.1 billion
•
Comparable sales decreased 1%
•
Comparable sales (excluding e-commerce sales) decreased 9%
•
E-commerce sales increased 20% to $609 million
•
Gross margin percentage remained flat at 29.1%
•
Operating income decreased 8% to $28.2 million
•
Net income decreased 49% to $9.6 million
•
Diluted earnings per share decreased 46% to $0.13

The following charts show key performance metrics for 2016, 2017, and 2018:

Update On Our Key Initiatives

Store Performance	Real Estate Activity
In 2018, comparable sales (excluding e-commerce sales) decreased 9%. The decrease was primarily driven by the following:
•
Decreased traffic at our stores as a result of shifting consumer shopping patterns;
•
Increased promotional activity in our stores; and
•
Customers spending less at our stores per transaction.

As of February 2, 2019, we operated 631 stores, including 184 factory outlet stores.

In 2018 we:
•
Opened 39 factory outlet stores in the U.S., 29 of which were converted from existing retail locations; and
•
Closed 43 U.S. retail stores, 29 of which were converted to outlet locations.

 In 2019, we expect to:
•
Open 29 factory outlet stores, 24 of which will be converted from existing retail locations; and
•
Close 30 U.S. retail stores, 24 of which will be converted to outlet locations.

E-commerce	Progress Against our Other Key Initiatives
In 2018, our e-commerce sales increased 20% compared to 2017. We believe the increase was primarily driven by:
•
The shift in customer shopping patterns towards e-commerce and mobile;
•
Expanded sizing and assortments online; and
•
Omni-channel capabilities delivering incremental sales.

E-commerce sales represented 29% of net sales in 2018 compared to 24% in 2017.

•
Cost Savings Initiatives. In 2016, we announced cost savings opportunities of $44 to $54 million, which we expect to realize through 2019. We achieved our target of $40 million in costs savings through 2018 and are on track to deliver the $44 to $54 million dollars of annualized cost savings by 2019.

•
Increasing Brand Awareness. During 2018, we entered into a partnership with Olivia Culpo to produce a co-designed collection. Additionally, we continued to build our relationship with the National Basketball Association ("NBA") by increasing our licensed product assortment.

•
Elevating our Customer Experience. In 2018, we continued the expansion of our ship-from-store capabilities, which allowed us to fulfill orders that may have been out of stock at our online fulfillment distribution center, to a total of approximately 400 retail stores.

CEO Transition
Effective January 22, 2019, we announced that David Kornberg would no longer serve as Chief Executive Officer, President or as a member of the Board. On the same date, the Board appointed Matthew Moellering as Interim Chief Executive Officer and Interim President until a permanent Chief Executive Officer and President is appointed. Mr. Moellering will also continue in his role of Executive Vice President and Chief Operating Officer.
Outlook
For 2019, we plan to focus on three key areas: product, brand and product clarity, and customer acquisition and retention. While we expect our results to remain challenging in the near-term, we believe that by focusing on the fundamentals we have a significant opportunity to improve the trend of the business. The following provides an update on each area:
Product
We plan to increase our customer insights and how we acquire and use customer data to make buying decisions. We also plan to reassess our testing and buying processes to ensure we have the right data to inform our decisions. We will begin bringing in increased quantities of forward season merchandise, which will give us a better read on styles and more time to maximize trend-right product during the heart of the selling season.
Brand and Product Clarity
In 2019, we are going to ensure there is a focus on brand and product clarity through the following:
1) Sharpening our edit points for the women’s and men’s customer to ensure that we have a single fashion point of view for our design, merchandise, marketing, and stores teams;
2) Creating a new commercial planning process to align and focus key customer messages with the key fashion trends and brand work to ensure we have clear and consistent messaging on the most important items across all customer touchpoints; and
3) Optimizing our product portfolio to improve clarity, particularly in our stores.
Customer Acquisition and Retention
In 2019, we will address this focus area through a combination of analytics, new retention initiatives, and partnerships with key fashion influencers to reach new customers. These plans will include launching a new first impressions initiative, continuing to focus on signing up more customers in our NEXT loyalty program, and launching product collections designed in collaboration with Rocky Barnes and Karla Welch. In addition, we will continue our partnership with the NBA by expanding our assortment and offering fashionable women’s NBA licensed products.
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
Net Sales
Revenue from the sale of merchandise, less returns and discounts, as well as shipping and handling revenue related to e-commerce, advertising revenue from the rental of our LED sign in Times Square, gift card breakage, revenue earned from the Card Agreement, and revenue earned from our franchise agreements.

Our business is seasonal, and we have historically realized a higher portion of our net sales in the third and fourth quarters due primarily to the impact of the holiday season. Generally, approximately 46% of our annual net sales occur in the Spring season, which includes the first and second quarters, and 54% occur in the Fall season, which includes the third and fourth quarters.

Comparable Sales
Comparable sales is a measure of the amount of sales generated in a period relative to the amount of sales generated in the comparable prior year period. Comparable sales for the fourth quarter of
2018 were calculated using the 52-week period
ended February 2, 2019 as compared to the 52-
week period ended February 3, 2018.

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
•
Inbound and outbound freight
•
Merchandising, design, planning and allocation, and manufacturing/production costs
•
Occupancy costs related to store operations, such as rent and common area maintenance, utilities, and depreciation on assets
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

Changes in the mix of products sold by type of product or by channel may also impact our overall cost of goods sold, buying and occupancy costs.

Gross Profit/Gross Margin	Gross profit is net sales less cost of goods sold, buying and occupancy costs. Gross margin measures gross profit as a percentage of net sales.
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

Fiscal Year Comparisons
Net Sales

	Year Ended
	2018	2017	2016
Net sales (in thousands)	$2,116,344	$2,158,502	$2,204,417
Comparable sales	(1)%	(3)%	(9)%
Comparable sales (excluding e-commerce sales)	(9)%	(10)%	(12)%
Gross square footage at end of period (in thousands)	5,367	5,425	5,662
Number of:
Stores open at beginning of period	635	656	653
New retail stores	—	—	—
New outlet stores	39	41	23
Retail stores converted to outlets	(29)	(24)	(4)
Closed stores	(14)	(38)	(16)
Stores open at end of period	631	635	656
Net sales decreased by approximately $42.2 million, or 2%, between 2018 and 2017. Comparable sales decreased 1% in 2018 compared to 2017. The decrease in comparable sales resulted primarily from a decrease in transactions and in-store average dollar sales per transaction. We attribute these reductions to decreased traffic at our stores, as well as inconsistent messaging and communication to our customers and lack of clarity and focus with respect to key fashion trends. This was partially offset by an increase in e-commerce sales, which resulted from a continued shift in customer shopping patterns, an expanded assortment online, and our omni-channel initiatives, including ship-from-store. Non-comparable sales decreased $23.4 million, which was driven primarily by closed retail stores and partially offset by new outlet store openings.

Net sales decreased by approximately $45.9 million, or 2%, between 2017 and 2016. Comparable sales decreased 3% in 2017 compared to 2016. The decrease in comparable sales resulted primarily from a decrease in transactions and in-store average dollar sales per transaction. We attribute these reductions to decreased traffic at our stores, due in part to negative trends in overall mall traffic due to the shift in customer shopping patterns, and increased markdowns due to the promotional retail landscape. This was partially offset by an increase in e-commerce sales which resulted from the aforementioned shift in customer shopping patterns, an expanded assortment online, and our omni-channel initiatives, including ship-from-store. Non-comparable sales increased $21.0 million, driven primarily by new outlet store openings, and were partially offset by closed retail stores.
Gross Profit
The following table shows cost of goods sold, buying and occupancy costs, gross profit in dollars, and gross margin percentage for the stated periods:

	Year Ended
	2018	2017	2016
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$1,501,433	$1,530,991	$1,529,728
Gross profit	$614,911	$627,511	$674,689
Gross margin percentage	29.1%	29.1%	30.6%
Gross margin percentage, or gross profit as a percentage of net sales, is essentially flat in 2018 compared to 2017. The decrease in costs of goods sold, buying and occupancy costs is primarily related to decreased rent and other occupancy costs, as well as decreased cost of sales due to reduction in sales. These were partially offset by increased shipping costs.
The 150 basis point decrease in gross margin percentage, or gross profit as a percentage of net sales, in 2017 compared to 2016 was comprised of a 90 basis point decrease in merchandise margin and a 60 basis point increase in buying and occupancy costs as a percentage of net sales. The decrease in merchandise margin was driven by a highly promotional retail environment partially offset by reductions in sourcing costs as part of our cost savings initiatives. The increase in buying and occupancy costs as a percentage of sales was primarily the result of the deleveraging effect of the decrease in sales.
Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	Year Ended
	2018	2017	2016
	(in thousands)
Selling, general, and administrative expenses	$587,348	$573,550	$569,546
Selling, general, and administrative expenses, as a percentage of net sales	27.8%	26.6%	25.8%
The $13.8 million increase in selling, general, and administrative expenses in 2018 compared to 2017 was primarily the result of increased e-commerce marketing and technology, incentive compensation, and severance charges related to the departure of the CEO. The CEO departure resulted in $5.4 million in additional expense and related to the acceleration of certain equity awards and other severance charges. These were partially offset by decreased store payroll as a result of decreased sales.
The $4.0 million increase in selling, general, and administrative expenses in 2017 compared to 2016 was primarily the result of increased depreciation of $6.5 million related to new information technology systems and e-commerce technology partially offset by decreases in other operating costs, including supplies, taxes, and insurance.
Restructuring Costs
The following table shows restructuring costs for the stated periods:

	Year Ended
	2018	2017	2016
	(in thousands, except percentages)
Restructuring costs	$166	$22,869	$—
Restructuring costs represent the costs incurred related to the exit of our Canadian business. In 2017, these costs included a $6.4 million write-off of the investment in Express Canada, $5.5 million in impairment charges, $5.5 million in lease related expenses, $4.2 million related to the write-off of the cumulative translation loss, and approximately $1.3 million in professional and other fees. In 2018, there was an additional $0.2 million in lease related expenses. Refer to Note 14 of the Consolidated Financial Statements for additional information regarding the exit of our Canadian business.
Interest Expense, Net
The following table shows interest expense in dollars for the stated periods:

	Year Ended
	2018	2017	2016
	(in thousands)
Interest expense, net	$25	$2,242	$13,468
The $2.2 million decrease in net interest expense in 2018 compared to 2017 was the result of an increase in interest income due to higher interest rates.
The $11.2 million decrease in interest expense in 2017 compared to 2016 was the result of the amortization of the debt discount related to the lease financing obligation associated with the amendment to our Times Square store lease agreement in the first quarter of 2016.
Other Expense/(Income), Net
The following table shows other expense in dollars for the stated periods:

	Year Ended
	2018	2017	2016
	(in thousands)
Other expense/(income), net	$7,900	$(537)	$(484)

The $8.4 million increase in other expense in 2018 compared to 2017 was the result of the $8.4 million impairment of our equity method investment in Homage, LLC, a privately held retail apparel company based in Columbus, Ohio ("Homage").
Income Tax Expense
The following table shows income tax expense in dollars for the stated periods:

	Year Ended
	2018	2017	2016
	(in thousands)
Income tax expense	$10,660	$9,978	$33,757
The effective tax rate was 52.5% in 2018 compared to 34.6% in 2017. The effective tax rate for 2018 includes a net tax expense of approximately $3.7 million attributable to certain discrete items, predominately related to income tax reform related non-deductible executive compensation including the impact of our CEO transition, and no tax benefit associated with the impairment of our equity investment in Homage. The increase in our effective tax rate was partially offset by the reduction in the federal corporate income tax rate to 21% in 2018 due to the Tax Cuts and Jobs Act (the "TCJA").
The effective tax rate for 2017 was 34.6% compared to 36.7% for 2016. The effective tax rate for 2017 includes a net tax benefit of approximately $1.1 million attributable to certain discrete items, predominately related to the exit from Canada, executive compensation, and the impact of the U.S. tax law change described below.
On December 22, 2017, the TCJA was enacted into law. The TCJA impacted us through the reduction in the federal corporate income tax rate from 35% to 21% and the one-time re-measurement of our deferred taxes using this new lower tax rate. As a result of the reduction of the federal corporate income tax rate under TCJA, we remeasured our net deferred tax liabilities and recorded an income tax benefit of approximately $2.1 million in 2017. We completed our assessment of the final impact of the TCJA in November 2018 and recorded an additional tax benefit of $0.2 million in 2018.
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
Adjusted Net Income
The following table presents adjusted operating income, adjusted net income, and adjusted diluted earnings per share, each a non-GAAP financial measure, for the stated periods which eliminate certain non-core operating costs:

	Year Ended
	2018	2017	2016
	(in thousands, except per share amounts)
Operating Income	$28,215	$30,556	$105,081
Adjusted Operating Income	$33,651	$54,707	$105,081	*
Net Income	$9,630	$18,873	$58,340
Adjusted Net Income (Non-GAAP)	$23,553	$28,907	$65,266
Diluted Earnings Per Share	$0.13	$0.24	$0.74
Adjusted Diluted Earnings Per Share (Non-GAAP)	$0.32	$0.37	$0.83
* No adjustment was made to operating income for 2016.
We supplement the reporting of our financial information determined under GAAP with certain non-GAAP financial measures: adjusted operating income, adjusted net income, and adjusted diluted earnings per share. We believe that these non-GAAP measures provide additional useful information to assist stockholders in understanding our financial results and assessing our prospects for future performance. Management believes adjusted operating income, adjusted net income, and adjusted diluted earnings per share are important indicators of our business performance because they exclude items that may not be indicative of, or are unrelated to, our underlying operating results, and provide a better baseline for analyzing trends in our business. In addition, adjusted operating income is used as a performance measure to determine short-term cash incentive compensation, and adjusted diluted earnings per share is used as a performance measure in our executive compensation program for purposes of determining the payout of the long-term incentive awards. Since non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported operating income, net income, and reported diluted earnings per share. These non-GAAP financial measures reflect an additional way of viewing our operations that, when viewed with our GAAP results and the below reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of our business. We strongly encourage investors and stockholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.
The table below reconciles the non-GAAP financial measures, adjusted operating income, adjusted net income, and adjusted diluted earnings per share, with the most directly comparable GAAP financial measures, operating income, net income, and diluted earnings per share.

	2018
(in thousands, except per share amounts)	Operating Income	Income Tax Impact	Net Income	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$28,215		$9,630	$0.13	73,239
Impact of CEO Departure	5,436	$(1,386)	4,050	0.06
162(m) impact as a result of CEO departure	—	1,473	1,473	0.02
Equity method investment impairment (a)	$—		8,400	0.12
Adjusted Non-GAAP Measure	$33,651		$23,553	$0.32

(a)	The tax effect of the $8.4 million impairment of our equity method investment is $2.1 million offset by a full valuation allowance against the related deferred tax assets.

	2017
(in thousands, except per share amounts)	Operating Income	Income Tax Impact	Net Income	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$30,556		$18,873	$0.24	78,870
Impact of Canadian Exit (a)	24,151	$(12,067)	12,084	0.15
Impact of Tax Reform	—	(2,050)	(2,050)	(0.03)
Adjusted Non-GAAP Measure	$54,707		$28,907	$0.37
(a)    Includes $22.9 million in restructuring costs and an additional $1.3 million in inventory adjustments related to the Canadian exit as discussed in Note 14 of our Consolidated Financial Statements.

	2016
(in thousands, except per share amounts)	Net Income	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$58,340	$0.74	79,049
Interest Expense (a)	11,354	0.14
Income Tax Benefit (b)	(4,428)	(0.06)
Adjusted Non-GAAP Measure	$65,266	$0.83

(a)	Represents non-core items related to the amendment of the Times Square Flagship store lease discussed in Note 5 of our Consolidated Financial Statements.

(b)	Items were tax affected at our statutory rate of approximately 39% for 2016.

Liquidity and Capital Resources
A summary of cash provided by or used in operating, investing, and financing activities is shown in the following table:

	Year Ended
	2018	2017	2016
	(in thousands)
Provided by operating activities	$73,717	$118,567	$186,708
Used in investing activities	(49,778)	(66,667)	(108,866)
Used in financing activities	(88,491)	(22,613)	(58,271)
Increase (decrease) in cash and cash equivalents	(64,552)	28,849	20,470
Cash and cash equivalents at end of period	$171,670	$236,222	$207,373
Our business relies on cash flows from operations as our primary source of liquidity, with the majority of those cash flows being generated in the fourth quarter of the year. Our primary operating cash needs are for merchandise inventories, payroll, store rent, and marketing. Net cash provided by operating activities was $73.7 million in 2018 compared to $118.6 million in 2017. The decrease in cash flows from operating activities in 2018 was primarily driven by the distribution of $25.6 million related to the termination of our non-qualified supplemental retirement plan and the decrease in the business performance during 2018. Additionally, we received $22.0 million in the third quarter of 2017 in conjunction with the amendment of the Card Agreement discussed in Note 2 of the Consolidated Financial Statements.
In addition to cash flow from operations, we have access to additional liquidity, if needed, through borrowings under our Revolving Credit Facility. As of February 2, 2019, we had $247.0 million available for borrowing under our Revolving Credit Facility. Refer to Note 8 of our Consolidated Financial Statements for additional information on our Revolving Credit Facility.
We also use cash for investing activities. Our capital expenditures consist primarily of new and remodeled store construction and fixtures and information technology projects. We had capital expenditures of approximately $49.8 million in 2018, $57.4 million in 2017, and $98.7 million in 2016. The decrease in both 2018 and 2017 was primarily driven by reduced capital expenditures related to remodels, as well as a reduction in information technology capital expenditures due to the completion of system upgrades in 2016. In addition to the capital expenditures, in 2017 we also incurred a cash loss upon the deconsolidation of Canada in the amount of $9.2 million, which represented the balance of the cash and cash equivalents in our Canadian subsidiary at the time of deconsolidation. In the second quarter of 2016, we also made a $10.1 million investment in Homage.
In addition, we use cash for financing transactions. We repurchased $83.2 million, $17.3 million, and $51.5 million of common stock, including commissions, under share repurchase programs in 2018, 2017, and 2016, respectively.
Our liquidity position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within three to five days of the related sale, and have up to 75 days to pay certain merchandise vendors and 45 days to pay the majority of our non-merchandise vendors.
Forward-Looking Liquidity Discussion
In 2019, we plan to open approximately 29 factory outlet stores, 24 of which will be converted from existing retail locations. We expect capital expenditures for 2019 to be approximately $40 to $45 million, primarily driven by continued investment in information technology, remodels of existing high-performing stores, and new factory outlet store openings. These capital expenditures do not include the impact of landlord allowances, which are expected to be approximately $1 million for 2019.
We believe that cash generated from operations and the availability of borrowings under our Revolving Credit Facility will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.

Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business. As of February 2, 2019, our contractual future cash obligations are set forth in the following table.

Contractual Obligations:	Payments Due by Period
	Total	<1 Year	1-3 Years	3-5 Years	Thereafter
	(in thousands)
Operating Leases(1)	$1,152,702	$221,816	$353,033	$287,063	$290,790
Purchase Obligations(2)	191,239	191,239	—	—	—
Other Long-Term Obligations(3)	47,774	10,261	12,934	12,008	12,571
Total	$1,391,715	$423,316	$365,967	$299,071	$303,361

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
Gift Card Breakage
We sell gift cards in our retail stores and through our e-commerce website and third parties. These cards do not expire or lose value over periods of inactivity. We account for gift cards by recognizing a liability at the time a gift card is sold. We recognize revenue from gift cards when they are redeemed by the customer. In addition, revenue on unredeemed gift cards is recognized proportionally using a time-based attribution method from issuance of the gift card to the time it can be determined that the likelihood of the gift card being redeemed is remote. The gift card breakage rate is based on historical redemption patterns.

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

A 100 basis point change in our gift card breakage rate as of February 2, 2019 would not have had a material impact on pre-tax income.

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

A 100 basis point change in the rate of returns as of February 2, 2019 would not have had a material impact on pre-tax income.

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

A 10% increase or decrease in the lower of cost or net realizable value adjustment would not have had a material impact on the inventory balance or pre-tax income as of and for the year ended February 2, 2019.

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our Revolving Credit Facility bears interest at variable rates. See Note 8 to our Consolidated Financial Statements for further information on the calculation of the rates. We did not borrow any amounts under our Revolving Credit Facility during 2018. Changes in interest rates are not expected to have a material impact on our future earnings or cash flows given our limited exposure to such changes.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Express, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Express, Inc. and its subsidiaries (the “Company”) as of February 2, 2019 and February 3, 2018, and the related consolidated statements of income and comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended February 2, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 19, 2019

We have served as the Company’s auditor since 2008.

EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts)

	February 2, 2019	February 3, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$171,670	$236,222
Receivables, net	17,369	12,084
Inventories	267,766	260,728
Prepaid minimum rent	30,047	30,779
Other	25,176	24,319
Total current assets	512,028	564,132

PROPERTY AND EQUIPMENT	1,083,347	1,047,447
Less: accumulated depreciation	(719,068)	(642,434)
Property and equipment, net	364,279	405,013

TRADENAME/DOMAIN NAMES/TRADEMARKS	197,618	197,618
DEFERRED TAX ASSETS	5,442	7,346
OTHER ASSETS	7,260	12,815
Total assets	$1,086,627	$1,186,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$155,913	$145,589
Deferred revenue	40,466	41,240
Accrued expenses	78,313	110,563
Total current liabilities	274,692	297,392

DEFERRED LEASE CREDITS	129,505	137,618
OTHER LONG-TERM LIABILITIES	97,252	103,600
Total liabilities	501,449	538,610

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY:
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 93,632 shares and 92,647 shares issued at February 2, 2019 and February 3, 2018, respectively, and 67,424 shares and 76,724 shares outstanding at February 2, 2019 and February 3, 2018, respectively	936	926
Additional paid-in capital	211,981	199,099
Accumulated other comprehensive loss	—	—
Retained earnings	713,864	704,395
Treasury stock – at average cost; 26,208 shares and 15,923 shares at February 2, 2019 and February 3, 2018, respectively	(341,603)	(256,106)
Total stockholders’ equity	585,178	648,314
Total liabilities and stockholders’ equity	$1,086,627	$1,186,924
See notes to consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts)

	2018	2017	2016
NET SALES	$2,116,344	$2,158,502	$2,204,417
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	1,501,433	1,530,991	1,529,728
Gross profit	614,911	627,511	674,689
OPERATING EXPENSES:
Selling, general, and administrative expenses	587,348	573,550	569,546
Restructuring costs	166	22,869	—
Other operating (income)/expense, net	(818)	536	62
Total operating expenses	586,696	596,955	569,608

OPERATING INCOME	28,215	30,556	105,081

INTEREST EXPENSE, NET	25	2,242	13,468
OTHER EXPENSE/(INCOME), NET	7,900	(537)	(484)
INCOME BEFORE INCOME TAXES	20,290	28,851	92,097
INCOME TAX EXPENSE	10,660	9,978	33,757
NET INCOME	$9,630	$18,873	$58,340

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain (loss)	$—	$(402)	$862
Amount reclassified to earnings	—	4,205	—
COMPREHENSIVE INCOME	$9,630	$22,676	$59,202

EARNINGS PER SHARE:
Basic	$0.13	$0.24	$0.74
Diluted	$0.13	$0.24	$0.74

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	72,518	78,592	78,669
Diluted	73,239	78,870	79,049
See notes to consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in Thousands)

	Common Stock					Treasury Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	At Average Cost	Total
BALANCE, January 30, 2016	80,914	$911	$169,515	$633,298	$(4,665)	10,213	$(181,106)	$617,953
Adoption of ASC 606	—	—	—	(6,116)	—	—	—	(6,116)
Net income	—	—	—	58,340	—	—	—	58,340
Exercise of stock options and restricted stock	936	10	2,724	—	—	—	—	2,734
Share-based compensation	—	—	12,858	—	—	—	—	12,858
Repurchase of common stock	(3,428)	—	—	—	—	3,428	(56,137)	(56,137)
Foreign currency translation	—	—	—	—	862	—	—	862
BALANCE, January 28, 2017	78,422	$921	$185,097	$685,522	$(3,803)	13,641	$(237,243)	$630,494
Net income	—	—	—	18,873	—	—	—	18,873
Exercise of stock options and restricted stock	584	5	(6)	—	—	—	—	(1)
Share-based compensation	—	—	14,008	—	—	—	—	14,008
Repurchase of common stock	(2,282)	—	—	—	—	2,282	(18,863)	(18,863)
Foreign currency translation	—	—	—	—	(402)	—	—	(402)
Amount reclassified to earnings	—	—	—	—	4,205	—	—	4,205
BALANCE, February 3, 2018	76,724	$926	$199,099	$704,395	$—	15,923	$(256,106)	$648,314
Net income	—	—	—	9,630	—	—	—	9,630
Exercise of stock options and restricted stock	1,013	10	(232)	(161)	—	(28)	384	1
Share-based compensation	—	—	13,114	—	—	—	—	13,114
Repurchase of common stock	(10,313)	—	—	—	—	10,313	(85,881)	(85,881)
BALANCE, February 2, 2019	67,424	$936	$211,981	$713,864	—	26,208	$(341,603)	$585,178
See notes to consolidated financial statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,630	$18,873	$58,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,853	90,221	82,144
Loss on disposal of property and equipment	368	2,891	942
Impairment charge	818	9,850	5,108
Equity method investment impairment	8,400	—	—
Loss on deconsolidation of Canada	—	10,672	—
Amortization of lease financing obligation discount	—	—	11,354
Share-based compensation	13,114	14,008	12,858
Deferred taxes	536	396	20,622
Landlord allowance amortization	(11,606)	(13,183)	(11,280)
Other non-cash adjustments	(500)	(500)	—
Changes in operating assets and liabilities:
Receivables, net	(5,284)	3,279	6,371
Inventories	(7,038)	(28,279)	18,297
Accounts payable, deferred revenue, and accrued expenses	(21,097)	(14,166)	(17,138)
Other assets and liabilities	523	24,505	(910)
Net cash provided by operating activities	73,717	118,567	186,708
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(49,778)	(57,435)	(98,712)
Decrease in cash and cash equivalents resulting from deconsolidation of Canada	—	(9,232)	—
Purchase of intangible assets	—	—	(21)
Investment in equity interests	—	—	(10,133)
Net cash used in investing activities	(49,778)	(66,667)	(108,866)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lease financing obligations	(1,860)	(1,710)	(1,595)
Repayments of financing arrangements	(750)	(2,040)	(3,274)
Proceeds from exercise of stock options	—	—	2,735
Repurchase of common stock under share repurchase programs (see Note 9)	(83,172)	(17,264)	(51,538)
Repurchase of common stock for tax withholding obligations	(2,709)	(1,599)	(4,599)
Net cash used in financing activities	(88,491)	(22,613)	(58,271)

EFFECT OF EXCHANGE RATE ON CASH	—	(438)	899

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(64,552)	28,849	20,470
CASH AND CASH EQUIVALENTS, Beginning of period	236,222	207,373	186,903
CASH AND CASH EQUIVALENTS, End of period	$171,670	$236,222	$207,373

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid to taxing authorities	$11,642	$6,142	$40,413
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
As of February 2, 2019, Express operated 447 primarily mall-based retail stores in the United States and Puerto Rico as well as 184 factory outlet stores. Additionally, as of February 2, 2019, the Company earned revenue from 16 franchise stores in Latin America. These franchise stores are operated by franchisees pursuant to franchise agreements. Under the franchise agreements, the franchisees operate stand-alone Express stores that sell Express-branded apparel and accessories purchased directly from the Company.
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
CEO Transition

The Board of Directors (the “Board”) of Express, Inc. (the “Company”) appointed Matthew Moellering as Interim President and Interim Chief Executive Officer of the Company to succeed David Kornberg, effective January 22, 2019. In connection with his employment termination, Mr. Kornberg will be entitled to the severance payments and benefits as set forth in his employment agreement. As a result of this departure, the Company recorded expense of $5.4 million in the fourth quarter of 2018 within selling, general and administrative expenses on the Consolidated Statements of Income and Comprehensive Income.

Fiscal Year
The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. All references herein to "2018", "2017", and "2016" refer to the 52-week period ended February 2, 2019, the 53-week period ended February 3, 2018, and the 52-week period ended January 28, 2017, respectively.
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
Segment Reporting
The Company defines an operating segment on the same basis that it uses to evaluate performance internally. The Company has determined that, its interim Chief Executive Officer and interim President is the Chief Operating Decision Maker, and that there is one operating segment. Therefore, the Company reports results as a single segment, which includes the operation of its Express brick-and-mortar retail and outlet stores, e-commerce operations, and franchise operations.
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

CONSOLIDATED BALANCE SHEET (in thousands except per share amounts)	February 3, 2018
ASSETS	As Reported	Adjustments for adoption of ASC 606	As Adjusted
CURRENT ASSETS:
Cash and cash equivalents	$236,222	$—	$236,222
Receivables, net	12,084	—	12,084
Inventories	266,271	(5,543)	260,728
Prepaid minimum rent	30,779	—	30,779
Other	19,780	4,539	24,319
Total current assets	565,136	(1,004)	564,132

PROPERTY AND EQUIPMENT	1,047,447	—	1,047,447
Less: accumulated depreciation	(642,434)	—	(642,434)
Property and equipment, net	405,013	—	405,013

TRADENAME/DOMAIN NAMES/TRADEMARKS	197,618	—	197,618
DEFERRED TAX ASSETS	7,025	321	7,346
OTHER ASSETS	12,815	—	12,815
Total assets	$1,187,607	$(683)	$1,186,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$145,589	$—	$145,589
Deferred revenue	28,920	12,320	41,240
Accrued expenses	116,355	(5,792)	110,563
Total current liabilities	290,864	6,528	297,392

DEFERRED LEASE CREDITS	137,618	—	137,618
OTHER LONG-TERM LIABILITIES	105,125	(1,525)	103,600
Total liabilities	533,607	5,003	538,610

STOCKHOLDERS’ EQUITY:
Common stock	926	—	926
Additional paid-in capital	199,099	—	199,099
Retained earnings	710,081	(5,686)	704,395
Treasury stock	(256,106)	—	(256,106)
Total stockholders’ equity	654,000	(5,686)	648,314
Total liabilities and stockholders’ equity	$1,187,607	$(683)	$1,186,924

CONSOLIDATED STATEMENTS OF INCOME	Fifty-Three Weeks Ended February 3, 2018
(in thousands, except per share amounts)	As Reported	Adjustments for adoption of ASC 606	As Adjusted
NET SALES	$2,138,030	$20,472	$2,158,502
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	1,522,797	8,194	1,530,991
Gross profit	615,233	12,278	627,511
OPERATING EXPENSES:
Selling, general and administrative expenses	562,088	11,462	573,550
Restructuring costs	22,869	—	22,869
Other operating expense, net	536	—	536
Total operating expenses	585,493	11,462	596,955

OPERATING INCOME/(LOSS)	29,740	816	30,556

INTEREST EXPENSE, NET	2,242	—	2,242
OTHER INCOME, NET	(537)	—	(537)
INCOME/(LOSS) BEFORE INCOME TAXES	28,035	816	28,851
INCOME TAX (BENEFIT) EXPENSE	8,669	1,309	9,978
NET INCOME/(LOSS)	$19,366	$(493)	$18,873

EARNINGS PER SHARE:
Basic	$0.25	$(0.01)	$0.24
Diluted	$0.25	$(0.01)	$0.24

CONSOLIDATED STATEMENTS OF INCOME	Fifty-Two Weeks Ended January 28, 2017
(in thousands, except per share amounts)	As Reported	Adjustments for adoption of ASC 606	As Adjusted
NET SALES	$2,192,547	$11,870	$2,204,417
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	1,529,343	385	1,529,728
Gross profit	663,204	11,485	674,689
OPERATING EXPENSES:
Selling, general and administrative expenses	559,541	10,005	569,546
Restructuring costs	—	—	—
Other operating expense, net	62	—	62
Total operating expenses	559,603	10,005	569,608

OPERATING INCOME/(LOSS)	103,601	1,480	105,081

INTEREST EXPENSE, NET	13,468	—	13,468
OTHER INCOME, NET	(484)	—	(484)
INCOME/(LOSS) BEFORE INCOME TAXES	90,617	1,480	92,097
INCOME TAX (BENEFIT) EXPENSE	33,200	557	33,757
NET INCOME/(LOSS)	$57,417	$923	$58,340

EARNINGS PER SHARE:
Basic	$0.73	$0.01	$0.74
Diluted	$0.73	$0.01	$0.74

CONSOLIDATED STATEMENT OF CASH FLOWS	Fifty-Three Weeks Ended February 3, 2018
(in thousands)	As Reported	Adjustments for adoption of ASC 606	As Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$19,366	$(493)	$18,873
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	90,221	—	90,221
Loss on disposal of property and equipment	2,891	—	2,891
Impairment charge	9,850	—	9,850
Loss on deconsolidation of Canada	10,672	—	10,672
Share-based compensation	14,008	—	14,008
Deferred taxes	(912)	1,308	396
Landlord allowance amortization	(13,183)	—	(13,183)
Other non-cash adjustments	(500)	—	(500)
Changes in operating assets and liabilities:
Receivables, net	3,279	—	3,279
Inventories	(28,954)	675	(28,279)
Accounts payable, deferred revenue, and accrued expenses	(12,862)	(1,304)	(14,166)
Other assets and liabilities	24,691	(186)	24,505
Net cash provided by operating activities	118,567	—	118,567

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(57,435)	—	(57,435)
Decrease in cash and cash equivalents resulting from deconsolidation of Canada	(9,232)	—	(9,232)
Net cash used in investing activities	(66,667)	—	(66,667)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lease financing obligations	(1,710)	—	(1,710)
Repayments of financing arrangements	(2,040)	—	(2,040)
Repurchase of common stock under share repurchase program	(17,264)	—	(17,264)
Repurchase of common stock for tax withholding obligations	(1,599)	—	(1,599)
Net cash used in financing activities	(22,613)	—	(22,613)

EFFECT OF EXCHANGE RATE ON CASH	(438)	—	(438)

NET INCREASE IN CASH AND CASH EQUIVALENTS	28,849	—	28,849
CASH AND CASH EQUIVALENTS, Beginning of period	207,373	—	207,373
CASH AND CASH EQUIVALENTS, End of period	$236,222	$—	$236,222

CONSOLIDATED STATEMENT OF CASH FLOWS	Fifty-Two Weeks Ended January 28, 2017
(in thousands)	As Reported	Adjustments for adoption of ASC 606	As Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$57,417	$923	$58,340
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	82,144	—	82,144
Loss on disposal of property and equipment	942	—	942
Impairment charge	5,108	—	5,108
Amortization of lease financing obligation	11,354	—	11,354
Share-based compensation	12,858	—	12,858
Deferred taxes	20,065	557	20,622
Landlord allowance amortization	(11,280)	—	(11,280)
Changes in operating assets and liabilities:
Receivables, net	6,371	—	6,371
Inventories	14,144	4,153	18,297
Accounts payable, deferred revenue, and accrued expenses	(15,857)	(1,281)	(17,138)
Other assets and liabilities	3,442	(4,352)	(910)
Net cash provided by operating activities	186,708	—	186,708

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(98,712)	—	(98,712)
Decrease in cash and cash equivalents resulting from deconsolidation of Canada	—	—	—
Purchase of intangible assets	(21)	—	(21)
Investment in equity interests	(10,133)	—	(10,133)
Net cash used in investing activities	(108,866)	—	(108,866)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lease financing obligations	(1,595)	—	(1,595)
Repayments of financing arrangements	(3,274)	—	(3,274)
Proceeds from exercise of stock options	2,735	—	2,735
Repurchase of common stock under share repurchase program	(51,538)	—	(51,538)
Repurchase of common stock for tax withholding obligations	(4,599)	—	(4,599)
Net cash used in financing activities	(58,271)	—	(58,271)

EFFECT OF EXCHANGE RATE ON CASH	899	—	899

NET DECREASE IN CASH AND CASH EQUIVALENTS	20,470	—	20,470
CASH AND CASH EQUIVALENTS, Beginning of period	186,903	—	186,903
CASH AND CASH EQUIVALENTS, End of period	$207,373	$—	$207,373
Recently Issued Accounting Pronouncements - Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” ASU 2016-02 requires entities to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. Under ASU 2016-02, a lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on its balance sheet. The new standard is effective for annual and interim periods beginning after December 15, 2018. In July 2018, the FASB issued ASU 2018-11, “Leases: Targeted Improvements,” as an amendment to ASU 2016-02, which provides entities with an additional transition method to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will adopt the new leasing standard in the first quarter of 2019. Upon adoption, the Company will provide expanded disclosures in the consolidated financial statements and expects to recognize right of use assets and lease liabilities of approximately $1.1 billion to $1.4 billion. The Company does not anticipate the standard having a material impact on the income statement, however it continues to evaluate this potential impact and the internal control implications.

2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents include investments in money market funds, commercial paper with a maturity at the time of purchase of less than 90 days, payments due from banks for third-party credit and debit card transactions for up to five days of sales, cash on hand, and deposits with financial institutions. As of February 2, 2019 and February 3, 2018, amounts due from banks for credit and debit card transactions totaled approximately $12.5 million and $11.3 million, respectively.
Outstanding checks not yet presented for payment amounted to $8.0 million and $9.1 million as of February 2, 2019 and February 3, 2018, respectively, and are included in accounts payable on the Consolidated Balance Sheets.
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
Financial Assets
The following table presents the Company's financial assets measured at fair value on a recurring basis as of February 2, 2019 and February 3, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall.

	February 2, 2019
	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$155,014	$—	$—

	February 3, 2018
	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$139,920	$—	$—
Commercial Paper	—	79,908	—
	$139,920	$79,908	$—
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
The carrying amounts reflected on the Consolidated Balance Sheets for cash, cash equivalents, receivables, prepaid expenses, and payables as of February 2, 2019 and February 3, 2018 approximated their fair values.
Receivables, Net
Receivables, net consist primarily of construction allowances, receivables from the Bank related to the Card Agreement, our franchisees, and third-party resellers of our gift cards, and other miscellaneous receivables. Outstanding receivables are continuously reviewed for collectability. The Company's allowance for doubtful accounts was not significant as of February 2, 2019 or February 3, 2018.
Inventories
Inventories are principally valued at the lower of cost or net realizable value on a weighted-average cost basis. The Company writes down inventory, the impact of which is reflected in cost of goods sold, buying and occupancy costs in the Consolidated Statements of Income and Comprehensive Income, if the cost of specific inventory items on hand exceeds the amount the Company expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management's judgment regarding future demand and market conditions and analysis of historical experience. The lower of cost or net realizable value adjustment to inventory as of February 2, 2019 and February 3, 2018 was $16.0 million and $12.1 million, respectively.
The Company also records an inventory shrink reserve for estimated merchandise inventory losses between the last physical inventory count and the balance sheet date. This estimate is based on management's analysis of historical results.
Advertising
Advertising production costs are expensed at the time the promotion first appears in media, stores, or on the website. Total advertising expense totaled $123.1 million, $112.8 million, and $113.2 million in 2018, 2017, and 2016, respectively. Advertising costs are included in selling, general, and administrative expenses in the Consolidated Statements of Income and Comprehensive Income.
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
Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The reviews are conducted at the store level, the lowest identifiable level of cash flow. The impairment test requires the Company to estimate the fair value of the assets and compare this to their carrying value. If the fair value of the assets are less than the carrying value, then an impairment charge is recognized and the non-financial assets are recorded at fair value. The Company estimates the fair value using a discounted cash flow model. Factors used in the evaluation include, but are not limited to, management's plans for future operations, recent operating results, and projected cash flows. In 2018, as a result of decreased performance in certain stores, the Company recognized impairment charges of $0.8 million related to 3 stores. In 2017, the Company recognized impairment charges of $4.4 million related to 12 stores. In addition, during 2017, the Company recognized $5.5 million related to its 17 Canadian stores, all of which were fully impaired and are now closed. In 2016, the Company recognized impairment charges of $5.1 million related to 11 stores. With the exception of the Canadian impairment, impairment charges are recorded in cost of goods sold, buying and occupancy costs in the Consolidated Statements of Income and Comprehensive Income. The Canadian impairment was recorded in restructuring costs in the Consolidated Statements of Income and Comprehensive Income. See Note 14 for further discussion of the exit of the Canadian operations.

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
The Company did not incur any impairment charges on indefinite lived intangible assets in 2018, 2017, or 2016.
Investment in Equity Interests
In 2016, the Company made a $10.1 million investment in Homage, LLC, a privately held retail company based in Columbus, Ohio. The non-controlling investment in the entity is being accounted for under the equity method. Under the terms of the agreement governing the investment, the Company's investment was increased by $0.5 million during 2017 and 2018 as the result of an accrual of a non-cash preferred yield. This investment is assessed for impairment whenever factors indicate an other than temporary loss in value. Factors providing evidence of such a loss include the fair value of an investment that is less than its carrying value, absence of an ability to recover the carrying value or the investee’s inability to generate income sufficient to justify the carrying value. As a result of this assessment in 2018, the Company determined the carrying value exceeded the fair value and recognized an $8.4 million impairment charge in 2018 within other expense/(income), net in the Consolidated Statements of Income and Comprehensive Income. The remaining $2.7 million investment, inclusive of the $1.0 million preferred yield, is included in other assets on the Consolidated Balance Sheets. The fair value of the equity method investment was determined based on applying income and market approaches. The income approach relied on the discounted cash flow method and the market approach relied on a market multiple approach considering historical and projected financial results.
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
The income tax liability was $8.2 million and $9.3 million as of February 2, 2019 and February 3, 2018, respectively, and is included in accrued expenses on the Consolidated Balance Sheets. The income tax receivable was $1.5 million and $1.8 million as of February 2, 2019 and February 3, 2018, respectively, and is included in other current assets on the Consolidated Balance Sheets.

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
Foreign Currency Translation
The Canadian dollar was the functional currency for the Company's Canadian business, prior to the deconsolidation of the Canadian subsidiary. See Note 14 for additional information. Assets and liabilities denominated in foreign currencies were translated into U.S. dollars, the reporting currency, at the exchange rate prevailing at the applicable balance sheet date. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period. Gains or losses resulting from foreign currency transactions are included in other (income) expense, net whereas related translation adjustments are reported as an element of other comprehensive income, both of which are included in the Consolidated Statements of Income and Comprehensive Income.
Revenue Recognition
The following is information regarding the Company's major product and sales channels:

	2018	2017	2016
	(in thousands)
Apparel	$1,828,836	$1,873,376	$1,916,891
Accessories and other	222,611	228,317	236,194
Other revenue	64,897	56,809	51,332
Total net sales	$2,116,344	$2,158,502	$2,204,417

	2018	2017	2016
	(in thousands)
Stores	$1,442,601	$1,592,222	$1,740,160
E-commerce	608,846	509,471	412,925
Other revenue	64,897	56,809	51,332
Total net sales	$2,116,344	$2,158,502	$2,204,417
E-commerce sales processed through the stores are included in e-commerce revenue. Merchandise returns are reflected in the accounting records of the channel where they are physically returned. Other revenue consists primarily of sell-off revenue related to mark-out-of-stock inventory sales to third parties, shipping and handling revenue related to e-commerce activity, revenue earned from the Card Agreement, revenue from gift card breakage, and revenue from franchise agreements.
Revenues and long-lived assets relating to the Company's international operations for 2018, 2017, and 2016, respectively, were not material and, therefore, not reported separately from domestic revenues and long-lived assets.
Merchandise Sales
The Company recognizes sales for in-store purchases at the point-of-sale. Revenue related to e-commerce transactions is recognized upon shipment based on the fact that control transfers to the customer at that time. The Company has made a policy election to treat shipping and handling as costs to fulfill the contract, and as a result any amounts received from customers included in the transaction price are allocated to the performance obligation of providing goods with a corresponding amount accrued within cost of goods sold, buying and occupancy costs in the Consolidated Statements of Income and Comprehensive Income for amounts paid to applicable carriers. Associate discounts on merchandise purchases are classified as a reduction of net sales. Net sales excludes sales tax collected from customers and remitted to governmental authorities.
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
Loyalty Program
The Company maintains a customer loyalty program in which customers earn points toward rewards for qualifying purchases and other marketing activities. Upon reaching specified point values, customers are issued a reward, which they may redeem on merchandise purchased at the Company’s stores or on its website. Generally, rewards earned must be redeemed within 60 days from the date of issuance. The Company defers a portion of merchandise sales based on the estimated standalone selling price of the points earned. This deferred revenue is recognized as certificates are redeemed or expire. To calculate this deferral, the Company makes assumptions related to card holder redemption rates based on historical experience. The loyalty liability is included in deferred revenue on the Consolidated Balance Sheets.

	2018	2017
	(in thousands)
Beginning balance loyalty deferred revenue	$14,186	$15,662
Reduction in revenue/(revenue recognized)	1,133	(1,476)
Ending balance loyalty deferred revenue	$15,319	$14,186
Sales Returns Reserve
The Company reduces net sales and provides a reserve for projected merchandise returns based on prior experience. Merchandise returns are often resalable merchandise and are refunded by issuing the same payment tender as the original purchase. Merchandise exchanges of the same product and price, typically due to size or color preferences, are not considered merchandise returns. The sales returns reserve was $9.9 million and $10.6 million as of February 2, 2019 and February 3, 2018, respectively, and is included in accrued expenses on the Consolidated Balance Sheets. The asset related to projected returned merchandise is included in other assets on the Consolidated Balance Sheets.

Gift Cards
The Company sells gift cards in its stores, on its e-commerce website, and through third parties. These gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The gift card liability balance was $25.1 million, and $26.7 million as of February 2, 2019 and February 3, 2018, respectively, and is included in deferred revenue on the Consolidated Balance Sheets. The Company recognizes revenue from gift cards when they are redeemed by the customer. The Company also recognizes income on unredeemed gift cards, referred to as "gift card breakage." Gift card breakage is recognized proportionately using a time-based attribution method from issuance of the gift card to the time when it can be determined that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions. The gift card breakage rate is based on historical redemption patterns. Gift card breakage is included in net sales in the Consolidated Statements of Income and Comprehensive Income.

	2018	2017
	(in thousands)
Beginning gift card liability	$26,737	$27,498
Issuances	46,977	49,526
Redemptions	(45,076)	(46,943)
Gift card breakage	(3,505)	(3,344)
Ending gift card liability	$25,133	$26,737
Private Label Credit Card
The Company's Card Agreement was amended on August 28, 2017 to extend the term of the arrangement through December 31, 2024. Each private label credit card bears the logo of the Express brand and can only be used at the Company’s store locations and e-commerce channel. The Bank is the sole owner of the accounts issued under the private label credit card program and absorbs the losses associated with non-payment by the private label card holders and a portion of any fraudulent usage of the accounts.
Pursuant to the Card Agreement, the Company receives amounts from the Bank during the term based on a percentage of private label credit card sales, and is also eligible to receive incentive payments for the achievement of certain performance targets. These funds are recorded as net sales in the Consolidated Statements of Income and Comprehensive Income.
The Company also receives reimbursement funds from the Bank for expenses the Company incurs. These reimbursement funds are used by the Company to fund marketing and other programs associated with the private label credit card. The reimbursement funds received related to these private label credit cards are recorded as net sales in the Consolidated Statements of Income and Comprehensive Income.
In connection with the Card Agreement, the Bank agreed to pay the Company a $20.0 million refundable payment which the Company recognized upon receipt as deferred revenue within other long-term liabilities in the Consolidated Balance Sheets and began to recognize into income on a straight-line basis commencing January of calendar year 2018. The remaining deferred revenue balance of $17.0 million will be recognized over the term of the amended Card Agreement within the other revenue component of net sales. In addition, the Company received $7.1 million in non-refundable payments during 2017 which were recognized in the other revenue component of net sales on the Consolidated Statements of Income and Comprehensive Income with the related expenses classified as cost of goods sold, buying and occupancy.

	2018	2017
	(in thousands)
Beginning balance refundable payment liability	$19,906	$347
Refundable Payment Received	—	20,000
Recognized in revenue	(2,878)	(441)
Ending balance refundable payment liability	$17,028	$19,906

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
Other (Income) Expense, Net
Other (income) expense, net primarily consists of currency transaction gains/losses and activity related to our equity method investment in Homage.
3. Property and Equipment, Net
Property and equipment, net, consisted of:

	February 2, 2019	February 3, 2018
	(in thousands)
Building improvements	$86,487	$86,487
Furniture, fixtures and equipment, and software	535,256	503,276
Leasehold improvements	444,906	437,323
Construction in process	15,911	19,550
Other	787	811
Total	1,083,347	1,047,447
Less: accumulated depreciation	(719,068)	(642,434)
Property and equipment, net	$364,279	$405,013
Depreciation expense totaled $88.2 million, $89.8 million, and $81.5 million in 2018, 2017, and 2016, respectively, excluding impairment charges discussed in Note 14.

4. Leased Facilities and Commitments
Annual store rent consists of a fixed minimum amount and/or contingent rent based on a percentage of sales exceeding a stipulated amount.
Rent expense is summarized as follows:

	2018	2017	2016
Store rent:	(in thousands)
Fixed minimum	$200,378	$208,058	$214,696
Contingent	5,165	4,002	4,927
Total store rent	205,543	212,060	219,623
Home office, distribution center, other	7,556	7,468	5,945
Total rent expense	$213,099	$219,528	$225,568

As of February 2, 2019, the Company was committed to noncancelable leases with remaining terms from 1 to 10 years. A substantial portion of these commitments consist of store leases. Store lease terms typically require additional payments covering real estate taxes, common area maintenance costs, and certain other landlord charges, which are excluded from the following table.
Minimum rent payment commitments under non-cancelable operating leases are as follows (in thousands):

2019	$221,816
2020	189,285
2021	163,748
2022	151,718
2023	135,345
Thereafter	290,790
Total	$1,152,702
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
The initial lease terms related to these lease arrangements are expected to expire in 2023 and 2029. The net book value of landlord funded construction, replacement cost of pre-existing property, and capitalized interest in property and equipment on the Consolidated Balance Sheets was $56.6 million and $60.2 million, as of February 2, 2019 and February 3, 2018, respectively. There was also $65.1 million and $66.7 million of lease financing obligations as of February 2, 2019 and February 3, 2018, respectively, in other long-term liabilities on the Consolidated Balance Sheets.
Rent expense relating to the land is recognized on a straight-line basis over the lease term. The Company does not report rent expense for the portion of the rent payment determined to be related to the buildings which are owned for accounting purposes. Rather, this portion of rent payment under the lease is recognized as interest expense and a reduction of the lease financing obligations.
In February 2016, the Company amended its lease arrangement with the landlord of the Times Square Flagship store. The Company had previously determined it was the owner of the store for accounting purposes based on an assessment of the lease arrangement at inception as described above. The amendment provided the landlord with the option to cancel the lease upon sufficient notice through December 31, 2016. The amendment expired unexercised on December 31, 2016. In conjunction with amending the lease, the Company recognized an $11.4 million put option liability and a related offset as a discount on the lease financing obligation. The discount was amortized over the shortest period under which the landlord was able to exercise this option (60 days). This resulted in the full amortization of the $11.4 million discount during the first quarter of 2016. The amortization of the discount was recorded as interest expense. As of February 2, 2019 and February 3, 2018, the put option was $7.5 million and $8.3 million, respectively, of which $6.7 million and $7.5 million, respectively, are included within other long-term liabilities on the Consolidated Balance Sheets. This amount will be amortized through interest expense over the remaining lease term.

6. Intangible Assets
The following table provides the significant components of intangible assets:

	February 2, 2019
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename/domain names/trademarks	$197,618	$—	$197,618
Licensing arrangements	425	319	106
	$198,043	$319	$197,724

	February 3, 2018
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename/domain names/trademarks	$197,618	$—	$197,618
Licensing arrangements	425	270	155
	$198,043	$270	$197,773
The Company's tradename, Internet domain names, and trademarks have indefinite lives. Licensing arrangements are amortized over a period of ten years and are included in other assets on the Consolidated Balance Sheets.
7. Income Taxes
The provision for income taxes consists of the following:

	2018	2017	2016
Current:	(in thousands)
U.S. federal	$7,644	$8,415	$7,600
U.S. state and local	2,480	1,167	4,721
Foreign	—	—	814
Total	10,124	9,582	13,135
Deferred:
U.S. federal	371	(513)	19,828
U.S. state and local	165	909	928
Foreign	—	—	(134)
Total	536	396	20,622
Provision for income taxes	$10,660	$9,978	$33,757
The following table provides a reconciliation between the statutory federal income tax rate and the effective tax rate:

	2018	2017	2016
Federal income tax rate	21.0%	33.7%	35.0%
State income taxes, net of federal income tax effect	13.2%	5.6%	4.4%
(Benefit)/Expense for uncertain tax positions	(1.5)%	(1.0)%	(7.0)%
Share-based compensation	5.5%	7.8%	4.0%
Non-deductible executive compensation	13.8%	6.9%	0.3%
Excess tax over book basis on investment in Express Canada	—%	(17.5)%	—%
Write-off of Express Canada deferred tax assets	—%	15.7%	—%
(Decrease)/Increase in valuation allowance	6.3%	(8.4)%	1.3%
Impact of Tax Cuts and Jobs Act on deferred taxes	(1.0)%	(7.1)%	—%
Tax credits	(5.0)%	(2.3)%	(1.0)%
Other items, net	0.2%	1.2%	(0.3)%
Effective tax rate	52.5%	34.6%	36.7%
The increase in the tax rate in 2018 compared to 2017 is primarily attributable to non-deductible executive compensation due to income tax reform and the CEO transition and the valuation allowance recorded on the equity method investment impairment. The increase in the effective tax rate was partially offset by a lower federal corporate income tax rate in 2018 compared to 2017 due to income tax reform.
The decrease in the tax rate in 2017 compared to 2016 is primarily attributable to the exit from Canada and the impact of the U.S. tax law change, discussed further below, partially offset by the impact on the tax rate of the share-based compensation and non-deductible executive compensation.
On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted into law. The TCJA impacted the Company through the reduction in the federal corporate income tax rate from 35% to 21% and the one-time re-measurement of the Company's deferred taxes using this new lower tax rate. As a result of the reduction of the federal corporate income tax rate under TCJA, the Company remeasured its net deferred tax liabilities and recorded an income tax benefit of approximately $2.1 million in 2017. The Company completed its assessment of the final impact of the TCJA in November 2018.
The following table provides the effect of temporary differences that created deferred income taxes as of February 2, 2019 and February 3, 2018. Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carry-forwards at the end of the respective periods.

	February 2, 2019	February 3, 2018
	(in thousands)
Deferred tax assets:
Accrued expenses and deferred compensation	$12,163	$17,774
Rent	20,768	21,110
Lease financing obligations	20,043	20,643
Inventory	5,312	1,195
Deferred revenue	9,920	3,799
Tax credits/carryforwards	239	463
Valuation allowance	(2,108)	(832)
Total deferred tax assets	66,337	64,152

Deferred tax liabilities:
Prepaid expenses	3,967	3,340
Other	701	82
Intangible assets	20,694	17,443
Property and equipment	37,592	39,368
Total deferred tax liabilities	62,954	60,233
Net deferred tax asset	$3,383	$3,919

As a result of the equity method investment impairment, a valuation allowance was established in the current year on the deferred tax asset of the investment in the amount of $2.1 million.
No other valuation allowances have been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future.
The following table summarizes the presentation of the Company’s net deferred tax assets in the Consolidated Balance Sheets:

	February 2, 2019	February 3, 2018
	(in thousands)
Deferred tax assets	$5,442	$7,346
Other long-term liabilities	(2,059)	(3,427)
Net deferred tax assets	$3,383	$3,919
Uncertain Tax Positions
The Company evaluates tax positions using a more likely than not recognition criterion.
A reconciliation of the beginning to ending unrecognized tax benefits is as follows:

	February 2, 2019	February 3, 2018	January 28, 2017
	(in thousands)
Unrecognized tax benefits, beginning of year	$2,398	$3,104	$9,506
Gross addition for tax positions of the current year	42	118	296
Gross addition for tax positions of the prior year	—	30	527
Settlements	—	(147)	—
Reduction for tax positions of prior years	(28)	(46)	(23)
Lapse of statute of limitations	(484)	(661)	(7,202)
Unrecognized tax benefits, end of year	$1,928	$2,398	$3,104
The amount of the above unrecognized tax benefits as of February 2, 2019, February 3, 2018, and January 28, 2017 that would impact the Company's effective tax rate, if recognized, is $1.9 million, $2.4 million, and $3.1 million, respectively.
During 2018 and 2017, the Company released gross uncertain tax positions of $0.5 million and $0.7 million, respectively, and the related accrued interest of $0.1 million and $0.2 million, respectively, as a result of the expiration of associated statutes of limitation.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The total amount of net interest in tax expense related to interest and penalties included in the Consolidated Statements of Income and Comprehensive Income was less than $0.1 million for 2018, $0.1 million for 2017, and $(0.3) million for 2016. As of February 2, 2019 and February 3, 2018, the Company had accrued interest of $0.6 million and $0.5 million, respectively.
The Company is subject to examination by the IRS for years subsequent to 2014. The Company is also generally subject to examination by various U.S. state and local and non-U.S. tax jurisdictions for the years subsequent to 2013. There are ongoing U.S. state and local audits covering tax years 2010 through 2017. The Company does not expect the results from any income tax audit to have a material impact on the Company’s financial statements.
The Company believes that over the next twelve months, it is reasonably possible that up to $0.9 million of unrecognized tax benefits could be resolved as the result of settlements of audits and the expiration of statutes of limitation. Final settlement of these issues may result in payments that are more or less than this amount, but the Company does not anticipate that the resolution of these matters will result in a material change to its consolidated financial position or results of operations.

8. Debt
A summary of the Company's financing activities are as follows:
Revolving Credit Facility
On May 20, 2015, Express Holding, a wholly-owned subsidiary, and its subsidiaries entered into an Amended and Restated $250 million secured Asset-Based Credit Facility ("Revolving Credit Facility"). The expiration date of the facility is May 20, 2020. As of February 2, 2019, there were no borrowings outstanding and approximately $247.0 million available under the Revolving Credit Facility.
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
Letters of Credit
The Company may enter into various trade letters of credit ("trade LCs") in favor of certain vendors to secure merchandise. These trade LCs are issued for a defined period of time, for specific shipments, and generally expire three weeks after the merchandise shipment date. As of February 2, 2019 and February 3, 2018, there were no outstanding trade LCs. Additionally, the Company enters into stand-by letters of credit ("stand-by LCs") on an as-needed basis to secure payment obligations for merchandise purchases and other general and administrative expenses. As of February 2, 2019 and February 3, 2018, outstanding stand-by LCs totaled $3.0 million and $3.3 million, respectively.
9. Stockholders' Equity
Share Repurchase Programs
On November 28, 2017, the Company's Board of Directors ("Board") approved a new share repurchase program that authorizes the Company to repurchase up to $150 million of the Company’s outstanding common stock using available cash (the "2017 Repurchase Program"). The Company may repurchase shares on the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and amount of stock repurchases will depend on a variety of factors, including business and market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified, or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the program. In 2017, the Company repurchased 2.1 million shares of its common stock under the 2017 Repurchase Program for an aggregate amount equal to $17.3 million, including commissions. In 2018, the Company repurchased 10.0 million shares of its common stock under the 2017 Repurchase Program for an aggregate amount equal to $83.2 million, including commissions. In addition, subsequent to February 2, 2019, the Company repurchased an additional 0.9 million shares of its common stock under the 2017 Repurchase Program for an aggregate amount equal to $4.9 million, including commissions.

On December 9, 2015, the Board approved a share repurchase program which authorized the Company to repurchase up to $100 million of the Company's common stock (the "2015 Repurchase Program"). The 2015 Repurchase Program expired on December 9, 2016, 12 months after its adoption. In total, the Company repurchased 4.9 million shares of its common stock under the 2015 Repurchase Program for an aggregate amount equal to $80.1 million, including commissions. During 2016, the Company repurchased 3.2 million shares of its common stock for a total of $51.5 million including commissions.
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

On April 30, 2018, upon the recommendation of the Committee, the Board unanimously approved and adopted, subject to stockholder approval, the Express, Inc. 2018 Incentive Compensation Plan (the “2018 Plan”) to replace the 2010 Plan. On June 13, 2018, stockholders of the Company approved the 2018 Plan and all grants made subsequent to that approval will be made under the 2018 Plan. The primary change made by the 2018 Plan was to increase the number of shares of common stock available for equity-based awards by 2.4 million shares.  In addition to increasing the number of shares, the Company also made several enhancements to the 2010 Plan to reflect best practices in corporate governance. The 2018 Plan incorporates these concepts and also includes several other enhancements which are practices the Company already follows but were not explicitly stated in the 2010 Plan. None of these changes will have a significant impact on the accounting for awards made under the 2018 Plan.
The following summarizes share-based compensation expense:

	2018	2017	2016
	(in thousands)
Restricted stock units and restricted stock	$10,982	$12,050	$10,394
Stock options	1,564	1,958	2,464
Performance-based restricted stock units	568	—	—
Total share-based compensation	$13,114	$14,008	$12,858
The stock compensation related income tax benefit recognized by the Company in 2018, 2017, and 2016 was $2.6 million, $2.1 million, and $6.2 million, respectively.
Restricted Stock Units
During 2018, the Company granted restricted stock units ("RSUs") under the 2010 Plan and the 2018 Plan, including 0.5 million RSUs with performance conditions. The fair value of the RSUs is determined based on the Company's closing stock price on the day prior to the grant date in accordance with the 2010 Plan and 2018 Plan. The expense for RSUs without performance conditions is recognized using the straight-line attribution method. The expense for RSUs with performance conditions is recognized using the graded vesting method based on the expected achievement of the performance conditions. The RSUs with performance conditions are also subject to time-based vesting. Any of the RSUs granted during 2018 that are earned based on the achievement of performance criteria will vest on April 15, 2020. RSUs without performance conditions vest ratably over four years.
The Company's activity with respect to RSUs and restricted stock, including awards with performance conditions, for 2018 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value
	(in thousands, except per share amounts)
Unvested, February 3, 2018	2,902	$11.06
Granted	2,105	$7.06
Performance Shares Adjustment (1)	(599)
Vested	(1,013)	$13.60
Forfeited	(331)	$9.97
Unvested, February 2, 2019	3,064	$8.95

(1)
Relates to a change in estimate of RSUs with performance conditions granted in 2017. As of year-end 2018, it is estimated that none of the shares granted in 2017 will vest based on the performance against predefined financial targets to date.

The total fair value of RSUs and restricted stock that vested was $13.8 million, $8.5 million, and $14.0 million, during 2018, 2017, and 2016, respectively. As of February 2, 2019, there was approximately $19.4 million of total unrecognized compensation expense related to unvested RSUs and restricted stock, which is expected to be recognized over a weighted-average period of approximately 1.8 years.
Stock Options
During 2018, the Company did not grant stock options. The expense for stock options is recognized using the straight-line attribution method.
The Company's activity with respect to stock options during 2018 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding, February 3, 2018	2,609	$16.43
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(230)	$16.73
Outstanding, February 2, 2019	2,379	$16.40	4.7	$—
Expected to vest at February 2, 2019	475	$12.37	7.7	$—
Exercisable at February 2, 2019	1,892	$17.45	3.9	$—
The following provides additional information regarding the Company's stock options:

	2017	2016
	(in thousands, except per share amounts)
Weighted average grant date fair value of options granted	$4.35	$9.32
Total intrinsic value of options exercised	$—	$547
As of February 2, 2019, there was approximately $0.8 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of approximately 1.4 years.

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

	2017	2016
Risk-free interest rate (1)	2.27%	1.62%
Price Volatility (2)	45.58%	43.23%
Expected term (years) (3)	6.10	6.52
Dividend yield (4)	—	—

(1)	Represents the yield on U.S. Treasury securities with a term consistent with the expected term of the stock options.

(2)	Primarily based on the historical volatility of the Company's common stock over a period consistent with the expected term of the stock options.

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
11. Earnings Per Share
The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share:

	2018	2017	2016
	(in thousands)
Weighted-average shares - basic	72,518	78,592	78,669
Dilutive effect of stock options, restricted stock units, and restricted stock	721	278	380
Weighted-average shares - diluted	73,239	78,870	79,049
Equity awards representing 3.4 million, 3.8 million, and 3.7 million shares of common stock were excluded from the computation of diluted earnings per share for 2018, 2017, and 2016, respectively, as the inclusion of these awards would have been anti-dilutive.
Additionally, for 2018, 1.5 million shares were excluded from the computation of diluted weighted average shares because the number of shares that will ultimately be issued is contingent on the Company's performance compared to pre-established performance goals which have not been achieved as of February 2, 2019.
12. Retirement Benefits
The employees of the Company, if eligible, participate in a qualified defined contribution retirement plan (the “Qualified Plan”) sponsored by the Company.

Participation in the Company's Qualified Plan is available to employees who meet certain age and service requirements. The Qualified Plan permits employees to elect contributions up to the lesser of 15% of their compensation or the maximum limits allowable under the Internal Revenue Code ("IRC"). The Company matches employee contributions according to a pre-determined formula. Employee contributions and Company matching contributions vest immediately.
Total expense recognized related to the Qualified Plan employer match was $4.1 million, $4.0 million, and $3.8 million in 2018, 2017, and 2016, respectively.
In addition to the Qualified Plan, participation in a non-qualified supplemental retirement plan (the "Non-Qualified Plan") was previously made available to employees who met certain age, service, job level, and compensation requirements. The Non-Qualified Plan was an unfunded plan which provided benefits beyond the IRC limits for qualified defined contribution plans. In the first quarter of 2017, the Company elected to terminate the Non-Qualified Plan effective March 31, 2017. Outstanding participant balances were distributed via lump sum in the first quarter of 2018 in the amount of $25.6 million. The Company had no further liability under the non-qualified plan as of February 2, 2019.
13. Commitments and Contingencies
In a complaint filed in January 2017 by Mr. Jorge Chacon in the Superior Court for the State of California for the County of Orange, certain subsidiaries of the Company were named as defendants in a representative action alleging violations of California state wage and hour statutes and other labor standards. In a complaint filed in December 2017 by Mr. Robert Jaurigue in the Superior Court for the State of California for the County of Los Angeles, a subsidiary of the Company was named as a defendant in a representative action alleging violations of California state wage and hour statutes and other labor standards. Both lawsuits seek unspecified monetary damages and attorneys’ fees. The case filed by Mr. Jaurigue was settled in principle on January 8, 2019. In July 2018, former associate Ms. Christie Carr filed suit in Alameda County Superior Court for the State of California naming certain subsidiaries of the Company in a representative action alleging violations of California State wage and hour statutes and other labor standards. The lawsuit seeks unspecified monetary damages and attorneys’ fees. On January 28, 2019, Jorge Chacon filed a second representative action in the Superior Court for the State of California for the County of Orange alleging violations of California state wages and hour statutes and other labor standards. The lawsuit seeks unspecified monetary damages and attorneys' fees. The Company is vigorously defending itself against these claims and, as of February 2, 2019, has established an estimated liability based on its best estimate of the outcome of the matters.

The Company is subject to various other claims and contingencies arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.
14. Restructuring Costs
In April of 2017, Express made the decision to close all 17 of its retail stores in Canada and discontinue all operations through its Canadian subsidiary, Express Fashion Apparel Canada Inc. ("Express Canada"). In connection with the plan to close all of its Canadian stores, on May 4, 2017, certain of Express, Inc.’s Canadian subsidiaries filed an application with the Ontario Superior Court of Justice (Commercial List) in Toronto (the "Court") seeking protection for Express, Inc.’s Canadian subsidiaries under the Companies’ Creditors Arrangement Act in Canada (the "Filing") and the appointment of a monitor to oversee the liquidation and wind-down process. Express Canada began conducting store closing liquidation sales in the middle of May and closed all of its Canadian stores in June of 2017. On September 27, 2017, a Joint Plan of Compromise and Arrangement (the “Plan”) which sets forth the amounts to be distributed to creditors and others in connection with the liquidation of Express Canada was sanctioned and approved by the Court and the creditors of Express Canada. The Plan is complete and all creditor distributions under the Plan have been made.

Asset Impairment

As a result of the decision to close the Canadian stores, Express determined that it was more likely than not that the fixed assets associated with the Canadian stores would be sold or otherwise disposed of prior to the end of their useful lives and therefore evaluated these assets for impairment in the first quarter of 2017. As a result of this evaluation, the Company recognized an impairment charge of $5.5 million on the fixed assets in the first quarter of 2017, which is included in restructuring costs in the Consolidated Statements of Income and Comprehensive Income.
Exit Costs

During 2017, in addition to the impairment charges noted above, the Company incurred a $6.4 million write off of the investment in Express Canada, $5.5 million in lease related accruals, $4.2 million related to the reclassification into earnings of the cumulative translation loss, and approximately $1.3 million in professional fees. During the third quarter of 2018, the Company incurred $0.2 million in lease related expenses. See Note 7 for the income tax impact of the discontinuation of Canadian operations.
In addition in 2017, the Company incurred a cash loss in the amount of $9.2 million. This amount reflected the cash and cash equivalents balance held by Express Canada at the time of deconsolidation and is a component of the write-off of the investment in Express Canada.
A $1.2 million lease related accrual as of February 3, 2018 was settled during the third quarter of 2018, at which time an additional expense of $0.2 million was recognized. The Company does not expect to incur significant additional restructuring costs and does not have any remaining liabilities related to the Canada exit.
15. Quarterly Financial Data (Unaudited)
Summarized unaudited quarterly financial results for 2018 and 2017 follows:

2018 Quarter	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Net sales	$479,352	$493,605	$514,961	$628,426
Gross profit	$143,162	$140,403	$158,149	$173,197
Net income/(loss)	$517	$2,234	$7,967	$(1,088)
Earnings per basic share	$0.01	$0.03	$0.11	$(0.02)
Earnings per diluted share	$0.01	$0.03	$0.11	$(0.02)

2017 Quarter	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Net sales	$474,192	$481,209	$503,419	$699,682
Gross profit	$132,281	$133,757	$151,192	$210,281
Net income	$(2,668)	$(11,891)	$6,031	$27,401
Earnings per basic share	$(0.03)	$(0.15)	$0.08	$0.35
Earnings per diluted share	$(0.03)	$(0.15)	$0.08	$0.35
2017 results have been adjusted for the adoption of ASC 606.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of February 2, 2019.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of February 2, 2019. In making this assessment, we used the criteria set forth by COSO. Based on our assessment, management concluded that, as of February 2, 2019, the Company's internal control over financial reporting was effective.
PricewaterhouseCoopers, LLP, an independent registered public accounting firm that audited the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, has also audited the effectiveness of the Company's internal control over financial reporting as of February 2, 2019, as stated in their report which is included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) that occurred during the fourth quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated herein by reference to the sections entitled "Election of Class III Directors", "Executive Officers", "Corporate Governance" and "Stock Ownership Information - Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for our 2019 Annual Meeting of Stockholders.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item is incorporated herein by reference to the sections entitled "Executive Compensation", "Corporate Governance - Director Compensation", "Corporate Governance - Compensation Committee Interlocks and Insider Participation" and "Executive Compensation - Compensation and Governance Committee Report" in the Proxy Statement for our 2019 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated herein by reference to the section entitled "Stock Ownership Information" in the Proxy Statement for our 2019 Annual Meeting of Stockholders.

The following table summarizes share and exercise price information about our equity compensation plan as of February 2, 2019.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,924,032	16.40	6,237,153
Equity compensation plans not approved by security holders	—	—	—
Total	6,924,032	16.40	6,237,153
The table above includes 1,481,326 RSUs with performance conditions. The number of performance-based RSUs that are ultimately earned may vary from 0% to 200% of target depending on achievement relative to the predefined financial performance targets. The amounts in columns (a) and (c) reflected in the table are calculated assuming the target payout for all performance-based restricted stock units.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated herein by reference to the sections entitled "Corporate Governance -Related Person Transactions" and "Corporate Governance - Board Composition - Board Demographics and Refreshment" in the Proxy Statement for our 2019 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item is incorporated herein by reference to the section entitled "Audit Committee - Independent Registered Public Accounting Fees and Services" in the Proxy Statement for our 2019 Annual Meeting of Stockholders.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)    (1) Consolidated Financial Statements
The following consolidated financial statements of Express, Inc. and its subsidiaries are filed as part of this report under Item 8. Financial Statements and Supplementary Data:
Report of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP
Consolidated Balance Sheets as of February 2, 2019 and February 3, 2018
Consolidated Statements of Income and Comprehensive Income for the years ended February 2, 2019, February 3, 2018, and January 28, 2017
Consolidated Statements of Changes in Stockholders' Equity for the years ended February 2, 2019, February 3, 2018, and January 28, 2017
Consolidated Statements of Cash Flows for the years ended February 2, 2019, February 3, 2018, and January 28, 2017
Notes to Consolidated Financial Statements
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

10.30+	Form of Restricted Stock Unit and Other Cash-Based Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on April 6, 2018).
10.31+	Express, Inc. 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8, filed with the SEC on June 13, 2018.
10.32+	Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on June 14, 2018).
10.33+*	Letter Agreement, dated as of January 28, 2019, between Express, Inc. and Matt Moellering.
21.1*	List of subsidiaries of registrant.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Financial Officer and Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
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

Date:	March 19, 2019	EXPRESS, INC.

		By:	/s/ Periclis Pericleous
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

Date:	March 19, 2019	By:	/s/ Matthew Moellering
Matthew Moellering
Executive Vice President, Chief Operating Officer, and Interim President and Chief Executive Officer (Principal Executive Officer)

Date:	March 19, 2019	By:	/s/ Periclis Pericleous
Periclis Pericleous
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Date:	March 19, 2019	By:	/s/ Michael G. Archbold
Michael G. Archbold
Director

Date:	March 19, 2019	By:	/s/ Terry Davenport
Terry Davenport
Director

Date:	March 19, 2019	By:	/s/ Michael F. Devine
Michael F. Devine
Director

Date:	March 19, 2019	By:	/s/ Karen Leever
Karen Leever
Director

Date:	March 19, 2019	By:	/s/ Mylle H. Mangum
Mylle H. Mangum
Director

Date:	March 19, 2019	By:	/s/ Peter Swinburn
Peter Swinburn
Director

Date:	March 19, 2019	By:	/s/ Winifred Park
Winifred Park
Director