Form 10-Q
period 2019-05-04
EXPRESS, INC.
filed 2019-06-11
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 4, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______ TO ______
Commission File Number 001-34742
EXPRESS, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-2828128
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Express Drive Columbus, Ohio	43230
(Address of principal executive offices)	(Zip Code)
Telephone: (614) 474-4001
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	EXPR	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock was 67,262,933 as of June 1, 2019.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the “safe harbor” provisions of the Private Securities Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, and financial results, our plans and objectives for future operations, growth, initiatives, or strategies, plans to repurchase shares of our common stock, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
External Risks such as:

•	changes in consumer spending and general economic conditions;

•	customer traffic at malls, shopping centers, and at our stores;

•	competition from other retailers;

•	our dependence upon independent third parties to manufacture all of our merchandise;

•	changes in the cost of raw materials, labor, and freight;

•	supply chain disruption and increased tariffs;

•	difficulties associated with our distribution facilities;

•	natural disasters, extreme weather, public health issues, fire, and other events that cause business interruption; and

•	our reliance on third parties to provide us with certain key services for our business.
Strategic Risks such as:

•	our ability to identify and respond to new and changing fashion trends, customer preferences, and other related factors;

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

•
our ability to execute our growth strategy, which includes: improving profitability through sales growth, margin expansion, and expense leverage; providing an exceptional brand and customer experience; transforming and leveraging our systems and processes; and cultivating a strong company culture.

Information Technology Risks such as:

•	the failure or breach of information systems upon which we rely; and

•	our ability to protect our customer data from fraud and theft.
Financial Risks such as:

•	our substantial lease obligations;

•	restrictions imposed on us under the terms of our asset-based loan facility, including restrictions on our ability to repurchase shares of our common stock; and

•	impairment charges on long-lived assets.
Legal, Regulatory, and Compliance Risks such as:

•	claims made against us resulting in litigation or changes in laws and regulations applicable to our business;

•	our inability to protect our trademarks or other intellectual property rights that may preclude the use of our trademarks or other intellectual property around the world;

•	changes in tax requirements, results of tax audits, and other factors that may cause fluctuations in our effective tax rate; and

•	our failure to maintain adequate internal controls.
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. For a discussion of these risks and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 2, 2019 (“Annual Report”), filed with the Securities and Exchange Commission (“SEC”) on March 19, 2019. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts) (Unaudited)

	May 4, 2019	February 2, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$144,233	$171,670
Receivables, net	13,916	17,369
Inventories	285,641	267,766
Prepaid rent	6,212	30,047
Other	29,219	25,176
Total current assets	479,221	512,028

RIGHT OF USE ASSETS	1,202,527	—
Less: accumulated depreciation	(53,167)	—
Right of use assets, net	1,149,360	—

PROPERTY AND EQUIPMENT	1,010,648	1,083,347
Less: accumulated depreciation	(723,400)	(719,068)
Property and equipment, net	287,248	364,279

TRADENAME/DOMAIN NAMES/TRADEMARKS	197,618	197,618
DEFERRED TAX ASSETS	6,605	5,442
OTHER ASSETS	6,635	7,260
Total assets	$2,126,687	$1,086,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term lease liability	$228,212	$—
Accounts payable	133,598	155,913
Deferred revenue	36,304	40,466
Accrued expenses	95,752	78,313
Total current liabilities	493,866	274,692

LONG-TERM LEASE LIABILITY	1,042,146	—
DEFERRED LEASE CREDITS	3,473	129,505
OTHER LONG-TERM LIABILITIES	21,455	97,252
Total liabilities	1,560,940	501,449

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 93,632 shares and 93,632 shares issued at May 4, 2019 and February 2, 2019, respectively, and 67,175 shares and 67,424 shares outstanding at May 4, 2019 and February 2, 2019, respectively	936	936
Additional paid-in capital	210,037	211,981
Retained earnings	689,713	713,864
Treasury stock – at average cost; 26,457 shares and 26,208 shares at May 4, 2019 and February 2, 2019, respectively	(334,939)	(341,603)
Total stockholders’ equity	565,747	585,178
Total liabilities and stockholders’ equity	$2,126,687	$1,086,627
See Notes to Unaudited Consolidated Financial Statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts) (Unaudited)

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
NET SALES	$451,271	$479,352
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	328,768	336,190
Gross profit	122,503	143,162
OPERATING EXPENSES:
Selling, general, and administrative expenses	135,367	140,634
Other operating income, net	(1,310)	(247)
Total operating expenses	134,057	140,387

OPERATING (LOSS)/INCOME	(11,554)	2,775

INTEREST (INCOME)/EXPENSE, NET	(712)	174
(LOSS)/INCOME BEFORE INCOME TAXES	(10,842)	2,601
INCOME TAX (BENEFIT)/EXPENSE	(908)	2,084
NET (LOSS)/INCOME	$(9,934)	$517

COMPREHENSIVE (LOSS)/INCOME	$(9,934)	$517

EARNINGS PER SHARE:
Basic	$(0.15)	$0.01
Diluted	$(0.15)	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	66,845	75,407
Diluted	66,845	76,123
See Notes to Unaudited Consolidated Financial Statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in Thousands) (Unaudited)

	Common Stock					Treasury Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	At Average Cost	Total
BALANCE, February 3, 2018	76,724	$926	$199,099	$704,395	$—	15,923	$(256,106)	$648,314
Net income	—	—	—	517	—	—	—	$517
Exercise of stock options and restricted stock	854	9	(9)	—	—	—	—	$—
Share-based compensation	—	—	3,814	—	—	—	—	$3,814
Repurchase of common stock	(2,519)	—	—	—	—	2,519	(18,245)	$(18,245)
BALANCE, May 5, 2018	75,059	$935	$202,904	$704,912	$—	18,442	$(274,351)	$634,400

	Common Stock					Treasury Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	At Average Cost	Total
BALANCE, February 2, 2019	67,424	$936	$211,981	$713,864	—	26,208	$(341,603)	$585,178
Adoption of ASC Topic 842	—	—	—	(5,482)	—	—	—	$(5,482)
Net loss	—	—	—	(9,934)	—	—	—	$(9,934)
Exercise of stock options and restricted stock	1,024	—	(4,316)	(8,735)	—	(1,024)	13,051	$—
Share-based compensation	—	—	2,372	—	—	—	—	$2,372
Repurchase of common stock	(1,273)	—	—	—	—	1,273	(6,387)	$(6,387)
BALANCE, May 4, 2019	67,175	$936	$210,037	$689,713	$—	26,457	$(334,939)	$565,747

See Notes to Unaudited Consolidated Financial Statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands) (Unaudited)

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(9,934)	$517
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Depreciation and amortization	22,216	21,162
Loss on disposal of property and equipment	350	231
Share-based compensation	2,372	3,814
Deferred taxes	(14)	(12)
Landlord allowance amortization	(813)	(2,973)
Changes in operating assets and liabilities:
Receivables, net	3,453	837
Inventories	(17,875)	(16,785)
Accounts payable, deferred revenue, and accrued expenses	(10,819)	(29,530)
Other assets and liabilities	(5,881)	(2,040)
Net cash used in operating activities	(16,945)	(24,779)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,078)	(7,920)
Net cash used in investing activities	(4,078)	(7,920)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lease financing obligations	(27)	(454)
Repayments of financing arrangements	—	(303)
Repurchase of common stock under share repurchase program	(4,889)	(15,638)
Repurchase of common stock for tax withholding obligations	(1,498)	(2,607)
Net cash used in financing activities	(6,414)	(19,002)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(27,437)	(51,701)
CASH AND CASH EQUIVALENTS, Beginning of period	171,670	236,222
CASH AND CASH EQUIVALENTS, End of period	$144,233	$184,521
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
As of May 4, 2019, Express operated 430 primarily mall-based retail stores in the United States and Puerto Rico as well as 199 factory outlet stores. Additionally, as of May 4, 2019, the Company earned revenue from 14 franchise stores in Latin America. These franchise stores are operated by franchisees pursuant to franchise agreements. Under the franchise agreements, the franchisees operate stand-alone Express stores that sell Express-branded apparel and accessories purchased directly from the Company.
CEO Transition

The Board of Directors (the “Board”) of Express, Inc. (the “Company”) appointed Matthew Moellering as Interim President and Interim Chief Executive Officer of the Company to succeed David Kornberg, effective January 22, 2019. On May 21, 2019, the Board appointed Timothy Baxter to serve as Chief Executive Officer of the Company, effective as of June 17, 2019. Following Mr. Baxter’s appointment, Mr. Moellering will continue to serve as Executive Vice President and Chief Operating Officer.

Fiscal Year
The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. References herein to “2019” and “2018” represent the 52-week period ended February 1, 2020 and the 52-week period ended February 2, 2019, respectively. All references herein to “the first quarter of 2019“ and “the first quarter of 2018“ represent the thirteen weeks ended May 4, 2019 and May 5, 2018, respectively.
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and therefore do not include all of the information or footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for 2019. Therefore, these statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended February 2, 2019, included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 19, 2019.
Principles of Consolidation
The unaudited Consolidated Financial Statements include the accounts of Express, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Segment Reporting
The Company defines an operating segment on the same basis that it uses to evaluate performance internally. The Company has determined that its interim Chief Executive Officer and interim President is the Chief Operating Decision Maker, and that there is one operating segment. Therefore, the Company reports results as a single segment, which includes the operation of its Express brick-and-mortar retail and outlet stores, e-commerce operations, and franchise operations.
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
Recently Issued Accounting Pronouncements - Adopted
Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASC 842”). This ASU is a comprehensive new standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It requires lessees to recognize lease assets and lease liabilities for most leases, including those leases previously classified as operating leases under GAAP. ASC 842 requires a modified retrospective transition for leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” that allows entities to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption.

The Company adopted ASC 842 on February 3, 2019 on a modified retrospective basis and applied the new standard to all leases through a cumulative-effect adjustment to beginning accumulated retained earnings.  As a result, comparative financial information has not been restated and continues to be reported under the accounting standards in effect for the respective periods.  The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which permits companies not to reassess prior conclusions on lease identification, lease classification and initial direct costs. The Company did not elect the hindsight practical expedient.

On February 3, 2019, the Company recognized leases, primarily related to its stores and corporate headquarters, on its unaudited Consolidated Balance Sheet, as right-of-use assets of $1.2 billion with corresponding lease liabilities of $1.3 billion and eliminated certain existing lease-related assets and liabilities as a net adjustment to the right-of-use assets. The Company’s right-of-use assets represent a right to use underlying assets for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease assets and liabilities are recognized at the lease commencement date (date on which the Company gains access to the property) based on the estimated present value of lease payments over the lease term, net of landlord allowances to be received. The Company accounts for the lease and non-lease components as a single lease component for all current classes of leases. In connection with this adoption, the Company recorded a transition adjustment, which was a net reduction of retained earnings of $5.5 million. This adjustment primarily reflects the difference between the right-of-use assets and lease liabilities recorded upon adoption, the elimination of the lease financing obligations and related assets described in Note 7, including the related put option, and the recognition of the impairment, upon adoption, of certain right-of-use assets totaling $1.2 million. The adoption of the new standard had no material impact on the unaudited Consolidated Statements of Income and Comprehensive Income, the unaudited Consolidated Statements of Cash Flows, and did not impact the Company's compliance with debt covenants.

2. Revenue Recognition
The following is information regarding the Company’s major product categories and sales channels:

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
	(in thousands)
Apparel	$388,855	$416,482
Accessories and other	45,895	48,302
Other revenue	16,521	14,568
Total net sales	$451,271	$479,352

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
	(in thousands)
Retail	$328,339	$374,487
Outlet	106,411	90,297
Other revenue	16,521	14,568
Total net sales	$451,271	$479,352

In light of the progress made in transforming into an omni-channel business model and the growth of the outlet channel, beginning in the first quarter of 2019, the Company is providing sales channel information for retail, which includes retail store and e-commerce sales, outlets, and other revenue. Historically, the Company provided sales data for stores, which included both retail and outlet stores, and e-commerce. Other revenue is unchanged from the Company’s prior classification.

Other revenue consists primarily of sell-off revenue related to mark-out-of-stock inventory sales to third parties, shipping and handling revenue related to e-commerce activity, revenue earned from our private label credit card agreement, revenue from gift card breakage, and revenue from franchise agreements.
Revenue related to the Company’s international franchise operations for the thirteen weeks ended May 4, 2019 and May 5, 2018 were not material for any period presented and, therefore, are not reported separately from domestic revenue.
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

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
	(in thousands)
Beginning balance loyalty deferred revenue	$15,319	$14,186
Reduction in revenue/(revenue recognized)	(603)	887
Ending balance loyalty deferred revenue	$14,716	$15,073
Sales Returns Reserve
The Company reduces net sales and provides a reserve for projected merchandise returns based on prior experience. Merchandise returns are often resalable merchandise and are refunded by issuing the same payment tender as the original purchase. The sales returns reserve was $14.6 million and $9.9 million as of May 4, 2019 and February 2, 2019, respectively, and is included in accrued expenses on the unaudited Consolidated Balance Sheets. The asset related to projected returned merchandise is included in other assets on the unaudited Consolidated Balance Sheets.
Gift Cards
The Company sells gift cards in its stores, on its e-commerce website, and through third parties. These gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The gift card liability balance was $21.6 million and $25.1 million, as of May 4, 2019 and February 2, 2019, respectively, and is included in deferred revenue on the Consolidated Balance Sheets. The Company recognizes revenue from gift cards when they are redeemed by the customer. The Company also recognizes income on unredeemed gift cards, referred to as “gift card breakage.” Gift card breakage is recognized proportionately using a time-based attribution method from issuance of the gift card to the time when it can be determined that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. The gift card breakage rate is based on historical redemption patterns. Gift card breakage is included in net sales in the unaudited Consolidated Statements of Income and Comprehensive Income.

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
	(in thousands)
Beginning gift card liability	$25,133	$26,737
Issuances	7,713	8,384
Redemptions	(10,119)	(11,593)
Gift card breakage	(1,151)	(1,191)
Ending gift card liability	$21,576	$22,337
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
Pursuant to the Card Agreement, the Company receives amounts from the Bank during the term based on a percentage of private label credit card sales and is also eligible to receive incentive payments for the achievement of certain performance targets. These funds are recorded as net sales in the unaudited Consolidated Statements of Income and Comprehensive Income.
The Company also receives reimbursement funds from the Bank for expenses the Company incurs. These reimbursement funds are used by the Company to fund marketing and other programs associated with the private label credit card. The reimbursement funds received related to private label credit cards are recorded as net sales in the unaudited Consolidated Statements of Income and Comprehensive Income.
In connection with the Card Agreement, the Bank agreed to pay the Company a $20.0 million refundable payment which the Company recognized upon receipt as deferred revenue within other long-term liabilities in the Consolidated Balance Sheets and began to recognize into income on a straight-line basis commencing January of 2018. The remaining deferred revenue balance of $16.3 million will be recognized over the term of the amended Card Agreement within the other revenue component of net sales.

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
	(in thousands)
Beginning balance refundable payment liability	$17,028	$19,906
Recognized in revenue	(719)	(719)
Ending balance refundable payment liability	$16,309	$19,187
3. Earnings Per Share
The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share:

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
	(in thousands)
Weighted-average shares - basic	66,845	75,407
Dilutive effect of stock options and restricted stock units	—	716
Weighted-average shares - diluted	66,845	76,123
Equity awards representing 5.9 million shares were excluded from the computation of diluted earnings per share for the thirteen weeks ended May 4, 2019 as the inclusion of these awards would have been anti-dilutive. Equity awards representing 4.0 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen weeks ended May 5, 2018 as the inclusion of these awards would have been anti-dilutive.
Additionally, for the thirteen weeks ended May 4, 2019, approximately 0.3 million shares were excluded from the computation of diluted weighted average shares because the number of shares that will ultimately be issued is contingent on the Company’s performance compared to pre-established performance goals which have not been achieved as of May 4, 2019.

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
Financial Assets
The following table presents the Company’s financial assets, recorded in cash and cash equivalents on the unaudited Consolidated Balance Sheets, measured at fair value on a recurring basis as of May 4, 2019 and February 2, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall.

	May 4, 2019
	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$121,104	$—	$—

	February 2, 2019
	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$155,014	$—	$—
The money market funds are valued using quoted market prices in active markets.
The carrying amounts reflected on the unaudited Consolidated Balance Sheets for the remaining cash and cash equivalents, receivables, prepaid expenses, and payables as of May 4, 2019 and February 2, 2019 approximated their fair values.
Non-Financial Assets
The Company’s non-financial assets, which include fixtures, equipment, improvements, and intangible assets, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur indicating the carrying value of these assets may not be recoverable, or annually in the case of indefinite-lived intangibles, an impairment test is required. The impairment test requires the Company to estimate the fair value of the assets and compare this to the carrying value of the assets. If the fair value of the asset is less than the carrying value, then an impairment charge is recognized and the non-financial assets are recorded at fair value. The Company estimates the fair value using a discounted cash flow model. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results, and projected cash flows. During the thirteen weeks ended May 4, 2019 and the thirteen weeks ended May 5, 2018, the Company did not recognize any impairment charges.
5. Intangible Assets
The following table provides the significant components of intangible assets:

	May 4, 2019
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename/domain names/trademarks	$197,618	$—	$197,618
Licensing arrangements	425	331	94
	$198,043	$331	$197,712

	February 2, 2019
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename/domain names/trademarks	$197,618	$—	$197,618
Licensing arrangements	425	319	106
	$198,043	$319	$197,724
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
The Company’s effective tax rate was 8.4% and 80.1% for the thirteen weeks ended May 4, 2019 and May 5, 2018, respectively. The effective tax rate for the thirteen weeks ended May 4, 2019 reflects a tax benefit from a pre-tax loss offset by $1.4 million of discrete tax expense related to a tax shortfall for share-based compensation. The effective tax rate for the thirteen weeks ended May 5, 2018 reflects $1.3 million of discrete tax expense related to a tax shortfall for share-based compensation.
7. Leases
The Company leases all of its store locations and its corporate headquarters, which also includes its distribution center, under operating leases.  The store leases typically have initial terms of 5 years to 10 years. The current lease term for the corporate headquarters expires in 2026, with one optional five-year extension period. The Company also leases certain equipment and other assets under operating leases, typically with initial terms of 3 to 5 years.  The lease term includes the initial contractual term as well as any options to extend the lease when it is reasonably certain that the Company will exercise that option. Leases with an initial term of 12 months or less (short-term leases) are not recorded on the balance sheet. The Company does not currently have any material short-term leases. The Company is generally obligated for the cost of property taxes, insurance and other landlord costs, including common area maintenance charges, relating to its leases. If these charges are fixed they are combined with lease payments in determining the lease liability; however, if such charges are not fixed, they are considered variable lease costs and are expensed as incurred. The variable payments are not included in the measurement of the lease liability or asset and are expensed as incurred. The Company’s finance leases are immaterial.

Certain lease agreements include rental payments based on a percentage of retail sales over contractual levels and others include rental payments adjusted periodically for inflation. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table is a summary of the Company’s components of net lease cost, which is included in Cost of Goods Sold, Buying and Occupancy Costs, on the Consolidated Statements of Income and Comprehensive Income:

Thirteen Weeks Ended
May 4, 2019
(in thousands)
Operating lease costs	$68,842
Variable and short-term lease costs	17,633
Total lease costs	$86,475

Supplemental cash flow information related to leases is as follows:

Thirteen Weeks Ended
May 4, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$70,832
Right-of-use assets obtained in exchange for operating lease liabilities	$3,717

Supplemental balance sheet information related to leases as of May 4, 2019 is as follows:

Thirteen Weeks Ended
May 4, 2019
Operating leases:
Weighted average remaining lease term (in years)	6.2
Weighted average discount rate	4.8%

The Company’s lease agreements do not provide an implicit rate, so the Company uses an estimated incremental borrowing rate, which is derived from third-party information available at the lease commencement date, in determining the present value of lease payments. The rate used is for a secured borrowing of a similar term as the lease.

The following table reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the unconsolidated Consolidated Balance Sheets as of May 4, 2019:

May 4, 2019
(in thousands)
2019 (remaining)	$184,005
2020	268,382
2021	235,311
2022	217,875
2023	193,933
Thereafter	394,009
Total minimum lease payments	1,493,515
Less: amount of lease payments representing interest	223,157
Present value of future minimum lease payments	1,270,358
Less: current obligations under leases	228,212
Long-term lease obligations	$1,042,146

As previously disclosed in the Company's Consolidated Financial Statements for the year ending February 2, 2019, future minimum lease payments for noncancelable operating leases, under the previous lease accounting standard, were as follows at February 2, 2019 (in thousands):

2019	$221,816
2020	189,285
2021	163,748
2022	151,718
2023	135,345
Thereafter	290,790
Total	$1,152,702
Lease Financing Obligations
Prior to the adoption of ASC 842, in certain lease arrangements, the Company was involved in the construction of the building. To the extent the Company was involved in the construction of structural improvements or took construction risk prior to commencement of a lease, it was deemed the owner of the project for accounting purposes. Therefore, the Company recorded an asset in property and equipment on the unaudited Consolidated Balance Sheets, including any capitalized interest costs, and related liabilities in accrued interest and lease financing obligations in other long-term liabilities on the unaudited Consolidated Balance Sheets, for the replacement cost of the Company’s portion of the pre-existing building plus the amount of construction costs incurred by the landlord as of the balance sheet date.
The initial terms of the lease arrangements for which the Company was considered the owner are expected to expire in 2023 and 2029. The net book value of landlord-funded construction, replacement cost of pre-existing property, and capitalized interest in property and equipment on the unaudited Consolidated Balance Sheets was $56.6 million as of February 2, 2019. There was also $65.1 million of lease financing obligations as of February 2, 2019 in other long-term liabilities on the unaudited Consolidated Balance Sheets. These amounts were eliminated as part of the adoption of ASC 842.
Rent expense relating to the land was recognized on a straight-line basis. The Company did not report rent expense for the portion of the rent payment determined to be related to the buildings which were owned for accounting purposes. Rather, this portion of the rent payment under the lease was recognized as interest expense and a reduction of the lease financing obligations.

In February 2016, the Company amended its lease arrangement with the landlord of the Times Square Flagship store. The amendment provided the landlord with the option to cancel the lease upon sufficient notice through December 31, 2016. The option was never exercised and therefore expired on December 31, 2016. In conjunction with amending the lease, the Company recognized an $11.4 million put option liability that was being amortized through interest expense over the remaining lease term. As of February 2, 2019, the remaining balance related to the put option was $7.5 million of which $6.7 million was included within other long-term liabilities on the Consolidated Balance Sheets. These amounts were eliminated as part of the adoption of ASC 842.
8. Debt
A summary of the Company’s financing activities are as follows:
Revolving Credit Facility
On May 20, 2015, Express Holding, LLC, a wholly-owned subsidiary of the Company (“Express Holding”), and its subsidiaries entered into an Amended and Restated $250.0 million secured Asset-Based Credit Facility (“Revolving Credit Facility”). The expiration date of the facility was May 20, 2020. As of May 4, 2019, there were no borrowings outstanding and approximately $247.0 million was available for borrowing under the Revolving Credit Facility.
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
On May 24, 2019, the Company amended and restated its Revolving Credit Facility. The borrowing capacity under the facility remains at $250 million but the expiration date of the facility has been extended to May 24, 2024. The amended and restated Revolving Credit Facility also provides that all obligations thereunder are secured by a lien on, among other assets, substantially all working capital assets including cash, accounts receivable, and inventory of Express Holding and its domestic subsidiaries.

Letters of Credit
The Company may enter into stand-by letters of credit (“stand-by LCs”) on an as-needed basis to secure payment obligations for merchandise purchases and other general and administrative expenses. As of May 4, 2019 and February 2, 2019, outstanding stand-by LCs totaled $3.0 million and $3.0 million, respectively.
9. Share-Based Compensation
The Company records the fair value of share-based payments to employees in the unaudited Consolidated Statements of Income and Comprehensive Income as compensation expense, net of forfeitures, over the requisite service period. The Company issues shares of common stock from treasury stock upon exercise of stock options and vesting of restricted stock units, including those with performance conditions.
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

The following summarizes share-based compensation expense:

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
	(in thousands)
Restricted stock units	$2,210	$3,399
Stock options	38	333
Performance-based restricted stock units	124	82
Total share-based compensation	$2,372	$3,814
The stock compensation related income tax benefit recognized by the Company during the thirteen weeks ended May 4, 2019 and May 5, 2018 was $1.5 million and $2.2 million, respectively.
Restricted Stock Units
During the thirteen weeks ended May 4, 2019, the Company granted restricted stock units (“RSUs”) under the 2018 Plan. The fair value of RSUs is determined based on the Company’s closing stock price on the day prior to the grant date in accordance with the 2018 Plan. The RSUs granted in 2019 vest ratably over four years and the expense related to these RSUs will be recognized using the straight-line attribution method over this vesting period.
The Company’s activity with respect to RSUs, including awards with performance conditions granted prior to 2018, for the thirteen weeks ended May 4, 2019 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value Per Share
	(in thousands, except per share amounts)
Unvested, February 2, 2019	3,064	$8.95
Granted	2,386	$4.29
Vested	(1,024)	$10.27
Forfeited	(453)	$7.39
Unvested, May 4, 2019	3,973	$6.00
The total fair value of RSUs that vested during the thirteen weeks ended May 4, 2019 was $10.5 million. As of May 4, 2019, there was approximately $19.5 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 2.0 years.
Stock Options
The Company’s activity with respect to stock options during the thirteen weeks ended May 4, 2019 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding, February 2, 2019	2,379	$16.40
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(117)	$13.69
Outstanding, May 4, 2019	2,262	$16.53	4.4	$—
Expected to vest at May 4, 2019	161	$11.20	7.7	$—
Exercisable at May 4, 2019	2,095	$16.97	4.1	$—

As of May 4, 2019, there was approximately $0.4 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of approximately 1.3 years.
Performance-based Restricted Stock Units
In the first quarter of 2018, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock upon vesting. The number of shares earned could range between 0% and 200% of the target amount depending upon performance achieved over a three-year vesting period. The performance conditions of the award include adjusted diluted earnings per share (EPS) targets and total shareholder return (TSR) of the Company’s common stock relative to a select group of peer companies. The 2018 target grant currently represents approximately 0.5 million shares, with a grant date fair value of $7.54 per share.
Cash-Settled Awards

In 2019 and 2018, the Company granted cash-settled awards to a limited number of senior executive-level employees. These awards are classified as liabilities, are valued based on the fair value of the award at the grant date and are remeasured at each reporting date until settlement with compensation expense being recognized in proportion to the completed requisite period up until date of settlement. The amount of cash earned could range between 0% and 200%of the target amount depending upon performance achieved over the three-year vesting period. The performance conditions of the award include EPS targets and TSR of the Company’s common stock relative to a select group of peer companies. A Monte Carlo valuation model is used to determine the fair value of the awards. As of May 4, 2019, $2.1 million of total unrecognized compensation costs is expected to be recognized on cash-settled awards over a weighted-average period of roughly 2.5 years.

10. Commitments and Contingencies
In a complaint filed in January 2017 by Mr. Jorge Chacon in the Superior Court for the State of California for the County of Orange, certain subsidiaries of the Company were named as defendants in a representative action alleging violations of California state wage and hour statutes and other labor standards. The lawsuit seeks unspecified monetary damages and attorneys’ fees. In July 2018, former associate Ms. Christie Carr filed suit in Alameda County Superior Court for the State of California naming certain subsidiaries of the Company in a representative action alleging violations of California State wage and hour statutes and other labor standard violations. The lawsuit seeks unspecified monetary damages and attorneys’ fees. On January 28, 2019, Jorge Chacon filed a second representative action in the Superior Court for the State of California for the County of Orange alleging violations of California state wages and hour statutes and other labor standard violations. The lawsuit seeks unspecified monetary damages and attorneys' fees. The Company is vigorously defending itself against these claims and, as of May 4, 2019, has established an estimated liability based on its best estimate of the outcome of the matters.

The Company is subject to various other claims and contingencies arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

11. Investment in Equity Interests
In 2016, the Company made a $10.1 million investment in Homage, LLC, a privately held retail company based in Columbus, Ohio. The non-controlling investment in the entity is being accounted for under the equity method. Under the terms of the agreement governing the investment, the Company’s investment was increased by $0.5 million during both the second quarter of 2017 and 2018 as the result of an accrual of a non-cash preferred yield. This investment is assessed for impairment whenever factors indicate an other than temporary loss in value. Factors providing evidence of such a loss include the fair value of an investment that is less than its carrying value, absence of an ability to recover the carrying value or the investee’s inability to generate income sufficient to justify the carrying value. As a result of this assessment in 2018, the Company determined the carrying value exceeded the fair value and recognized in 2018 an $8.4 million impairment charge within other expense/(income), net in the Consolidated Statements of Income and Comprehensive Income. The remaining $2.7 million investment, inclusive of the $1.0 million preferred yield, is included in other assets on the unaudited Consolidated Balance Sheets. The fair value of the equity method investment was determined based on applying income and market approaches. The income approach relied on the discounted cash flow method and the market approach relied on a market multiple approach considering historical and projected financial results.

12. Stockholders’ Equity
On November 28, 2017, Board approved a new share repurchase program that authorized the Company to repurchase up to $150 million of the Company’s outstanding common stock using available cash (the “2017 Repurchase Program”). Under the 2017 Repurchase Program, the Company may repurchase shares on the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and amount of stock repurchases will depend on a variety of factors, including business and market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified, or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the program. In 2017, the Company repurchased 2.1 million shares of its common stock under the 2017 Repurchase Program for an aggregate amount equal to $17.3 million, including commissions. In 2018, the Company repurchased 10.0 million shares of its common stock under the 2017 Repurchase Program for an aggregate amount equal to $83.2 million, including commissions. During the thirteen weeks ended May 4, 2019, the Company repurchased 0.9 million shares of its common stock under the 2017 Repurchase Program, respectively, for an aggregate amount equal to $4.9 million, including commissions. As of May 4, 2019, the Company had approximately $44.7 million remaining under this authorization.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of the Company as of the dates and for the periods presented below. The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended February 2, 2019 and our unaudited Consolidated Financial Statements and the related notes included in Item 1 of this Quarterly Report. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors. See “Forward-Looking Statements.”
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

Q1 2019 vs. Q1 2018
•
Net sales decreased 6% to $451.0 million
•
Comparable sales decreased 7%
•
Comparable retail sales (includes both full price retail stores and e-commerce sales) decreased 9%
•
Comparable outlet sales decreased 2%
•
Gross margin percentage decreased 280 basis points to 27.1%
•
Operating (loss)/income decreased $14.3 million to a loss of $11.6 million
•
Net (loss)/income decreased $10.5 million to a loss of $9.9 million
•
Diluted earnings per share (EPS) decreased $0.16 to $(0.15)

The following charts show key performance metrics for the first quarter of 2019 compared to the first quarter of 2018.

CEO Transition
Effective January 22, 2019, we announced that David Kornberg would no longer serve as Chief Executive Officer, President or as a member of the Board. On the same date, the Board appointed Matthew Moellering as Interim Chief Executive Officer and Interim President until a permanent Chief Executive Officer and President is appointed. On May 21, 2019, the Board appointed Timothy Baxter to serve as Chief Executive Officer and member of the Board of the Company, effective as of June 17, 2019. Following Mr. Baxter’s appointment, Mr. Moellering will continue to serve as Executive Vice President and Chief Operating Officer.
Outlook
For 2019, we plan to focus on three key areas: product, brand and product clarity, and customer acquisition and retention. While we expect our results to remain challenging in the near-term, we believe that by focusing on the fundamentals we have a significant opportunity to improve the trend of the business. The following provides an update on each area:
Product
We are increasing customer insights and applying the learnings to how we make buying decisions. We are also reassessing our testing and buying processes to ensure we have the right data to inform our decisions. We will begin bringing in increased quantities of forward season merchandise, which will give us a better read on styles and more time to maximize trend-right product during the heart of the selling season.
Brand and Product Clarity
In 2019, we are ensuring there is a focus on brand and product clarity through the following:

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
Customer Acquisition and Retention
In 2019, we are addressing this focus area through a combination of analytics, new retention initiatives, and partnerships with key fashion influencers to reach new customers. These plans include launching a new first impressions initiative, continuing to focus on signing up more customers in our NEXT loyalty program, and launching product collections designed in collaboration with Rocky Barnes and Karla Welch. In addition, we are continuing our partnership with the NBA by expanding our assortment and offering fashionable women’s NBA-licensed products.

Product	Brand and Product Clarity
Customer Insights. We made good progress against this initiative in the first quarter, but still have a significant amount of work to do to ingrain this into all buying and customer experience decisions.

Forward Season Merchandise. We have been able to affect a number of receipts for late Spring, which should get us in a better position to react to results in Fall.

Clear and consistent messaging. We have a cross functional team working on this initiative with the goal of having the new process in place by the end of the summer.

Optimizing our product portfolio. It is important that all products we deliver fit within the Express brand and create a differentiated position for the customer. Where that is not the case, we need to exit these categories. As an example, we have made the decision to exit swim and watches.

Floorset execution. We need to make it clear to customers what we believe in, both in our brand message and from a fashion stand point. This will first impact our July 2019 floorset.

Customer Acquisition and Retention	Progress Against our Other Initiatives
Customer acquisition. We launched a new marketing mix optimization tool in May and we expect to have actionable output from the model at the end of July, which we believe will drive higher returns on our marketing investment starting in the back half of 2019.

Customer retention. We launched a new first impressions initiative with the goal of reducing “one and done” customers. In addition, we remain focused on signing up more customers in our NEXT loyalty program.

Fashion influencers. During the quarter we introduced a collection designed with Rocky Barnes, a widely followed fashion model and influencer. We will further build on this in July by launching a limited-edition collection of apparel designed by Karla Welch, one of the industry’s most successful fashion stylists.

Cost Savings Initiatives. In 2016, we announced cost savings opportunities of $44 to $54 million, which we expect to realize through 2019. We achieved our target of $40 million in costs savings through 2018 and are on track to deliver the $44 to $54 million dollars of annualized cost savings by 2019.

Store Fleet Optimization. As of May 4, 2019, we operated 629 stores, including 199 factory outlet stores. During the first quarter of 2019, we closed 2 retail stores and converted 15 retail stores to factory outlet stores.

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
Comparable Sales
Comparable sales is a measure of the amount of sales generated in a period relative to the amount of sales generated in the comparable prior year period. Comparable sales for the first quarter of 2019 were calculated using the 13-week period ended May 4, 2019 as compared to the 13-week period ended May 5, 2018.

Comparable retail sales includes:
•
Sales from retail stores that were open 12 months or more as of the end of the reporting period
•
E-commerce sales

Comparable outlet sales includes:
•
Sales from outlet stores that were open 12 months or more as of the end of the reporting period, including conversions

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

Any marked down merchandise that is not sold is marked-out-of-stock. We use third-party vendors to dispose of this marked-out-of-stock merchandise.

Financial Measures	Description	Discussion
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

Results of Operations
The First Quarter of 2019 compared to the First Quarter of 2018
Net Sales

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Net sales (in thousands)	$451,271	$479,352
Comparable retail sales	(9)%	1%
Comparable outlet sales	(2)%	2%
Total comparable sales percentage change	(7)%	1%
Gross square footage at end of period (in thousands)	5,349	5,387
Number of:
Stores open at beginning of period	631	635
New retail stores	—	—
New outlet stores	15	1
Retail stores converted to outlets	(15)	—
Closed stores	(2)	(5)
Stores open at end of period	629	631

Net sales decreased approximately $28.1 million compared to the first quarter of 2018. The decrease was primarily attributable to decreases in retail and outlet sales, offset in part by increases in non-comparable sales and other revenue in the first quarter of 2019 compared to the first quarter of 2018. The decrease in comparable sales was the result of decreased traffic at our retail stores and our outlet stores.

Gross Profit
The following table shows cost of goods sold, buying and occupancy costs, gross profit in dollars, and gross margin percentage for the stated periods:

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$328,768	$336,190
Gross profit	$122,503	$143,162
Gross margin percentage	27.1%	29.9%
The 280 basis point decrease in gross margin percentage, or gross profit as a percentage of net sales, in the first quarter of 2019 compared to the first quarter of 2018 was comprised of a 100 basis point decrease in merchandise margin and a 180 basis point increase in buying and occupancy costs as a percentage of net sales. The decrease in merchandise margin was primarily driven by valuation reserves on slow moving inventory, primarily attributable to the reduction in promotional activity in the latter half of the quarter that led to reduced sales of this inventory. We believe that this will help make room for more new product heading into fall. The increase in buying and occupancy costs as a percentage of net sales was primarily the result of the decrease in sales.
Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
	(in thousands, except percentages)
Selling, general, and administrative expenses	$135,367	$140,634
Selling, general, and administrative expenses, as a percentage of net sales	30.0%	29.3%
The $5.3 million decrease in selling, general, and administrative expenses in the first quarter of 2019 as compared to the first quarter of 2018 was the result of decreased home office payroll, including incentive compensation, of $3.5 million. In addition, there was a decrease in marketing costs of $2.7 million.
Income Tax (Benefit)/Expense
The following table shows income tax expense in dollars for the stated periods:

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
	(in thousands)
Income tax (benefit)/expense	$(908)	$2,084
The effective tax rate was 8.4% for the thirteen weeks ended May 4, 2019 compared to 80.1% for the thirteen weeks ended May 5, 2018. The effective tax rate for the thirteen weeks ended May 4, 2019 reflects a tax benefit from a pre-tax loss offset by $1.4 million of discrete tax expense related to a tax shortfall for share-based compensation. The effective tax rate for the thirteen weeks ended May 5, 2018 reflects $1.3 million of discrete tax expense related to a tax shortfall for share-based compensation. The effective tax rate, excluding discrete items, was 22.1% and 28.6% for the thirteen weeks ended May 4, 2019 and May 5, 2018, respectively.

Liquidity and Capital Resources
A summary of cash provided by or used in operating, investing, and financing activities is shown in the following table:

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
	(in thousands)
Used in operating activities	$(16,945)	$(24,779)
Used in investing activities	(4,078)	(7,920)
Used in financing activities	(6,414)	(19,002)
Decrease in cash and cash equivalents	(27,437)	(51,701)
Cash and cash equivalents at end of period	$144,233	$184,521
Our business relies on cash flows from operations as our primary source of liquidity, with the majority of those cash flows being generated in the fourth quarter of the year. Our primary operating cash needs are for merchandise inventories, payroll, store rent and marketing. For the thirteen weeks ended May 4, 2019, our cash flows used in operating activities were $16.9 million compared to $24.8 million used in operating activities for the thirteen weeks ended May 5, 2018. This $7.8 million increase in cash flows from operating activities between the respective quarters was primarily driven by a first quarter 2018 distribution of $25.6 million related to the termination of our non-qualified supplemental retirement plan, partially offset by $10.5 million lower net income in the first quarter of 2019.
In addition to cash flows from operations, we have access to additional liquidity, if needed, through borrowings under our Revolving Credit Facility. As of May 4, 2019, we had $247.0 million available for borrowing under our Revolving Credit Facility. On May 24, 2019, we amended and restated our Revolving Credit Facility. The borrowing capacity under the facility remains at $250 million but the expiration date of the facility has been extended to May 24, 2024. Refer to Note 8 to our unaudited Consolidated Financial Statements for additional information on our Revolving Credit Facility.
We also use cash for capital expenditures and financing transactions. For the thirteen weeks ended May 4, 2019, we had capital expenditures of approximately $4.1 million. These relate primarily to store remodels, new outlet stores, and information technology projects to support our strategic business initiatives. We expect capital expenditures for the remainder of 2019 to be approximately $33 million to $38 million, primarily driven by store remodels, new outlet stores, and investments in information technology. These capital expenditures do not include the impact of landlord allowances, which are expected to be approximately $1.4 million for the remainder of 2019.
On November 28, 2017, the Board approved a new share repurchase program that authorizes us to repurchase up to $150 million of our outstanding common stock using available cash. During the thirteen weeks ended May 4, 2019 and the thirteen weeks ended May 5, 2018, we repurchased 0.9 million shares and 2.2 million shares under the share repurchase program, respectively, for aggregate amounts equal to $4.9 million and $15.6 million, including commissions, respectively. We have $44.7 million remaining under the share repurchase program.

Our liquidity position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within three to five days of the related sale, and we have up to 75 days to pay certain merchandise vendors and 45 days to pay the majority of our non-merchandise vendors.
We believe that cash generated from future operations and the availability of borrowings under our Revolving Credit Facility will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.
Contractual Obligations
Our contractual obligations and other commercial commitments did not change materially between February 2, 2019 and May 4, 2019. For additional information regarding our contractual obligations as of February 2, 2019, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended February 2, 2019.

Critical Accounting Policies
Management has determined that our most critical accounting policies are those related to revenue recognition, merchandise inventory valuation, long-lived asset valuation, claims and contingencies, and income taxes. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to the policies discussed in our Annual Report on Form 10-K for the year ended February 2, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our Revolving Credit Facility bears interest at variable rates, however, we did not borrow any amounts under the Revolving Credit Facility during the thirteen weeks ended May 4, 2019. Changes in interest rates are not expected to have a material impact on our future earnings or cash flows given our limited exposure to such changes.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 4, 2019.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the first quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS.
Information relating to legal proceedings is set forth in Note 10 to our unaudited Consolidated Financial Statements included in Part I of this Quarterly Report and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.
In addition to the other information set forth in this Quarterly Report, careful consideration should be given to the risk factors set forth in “Item 1A. Risk Factors”, of our Annual Report on Form 10-K for the year ended February 2, 2019, any of which could materially affect our business, operations, financial position, stock price, or future results. The risks described herein and in our Annual Report on Form 10-K for the year ended February 2, 2019, are important to an understanding of the statements made in this Quarterly Report, in our other filings with the SEC, and in any other discussion of our business. These risk factors, which contain forward-looking information, should be read in conjunction with “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the unaudited Consolidated Financial Statements and related notes included in this Quarterly Report.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding the purchase of shares of our common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during each month of the quarterly period ended May 4, 2019:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs(2)
	(in thousands, except per share amounts)
February 3, 2019 - March 2, 2019	921	$5.32	919	$44,675
March 3, 2019 - April 6, 2019	125	$5.11	—	$44,675
April 7, 2019 - May 4, 2019	227	$3.77	—	$44,675
Total	1,273		919
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
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.     OTHER INFORMATION.
None.

ITEM 6.    EXHIBITS.
Exhibits. The following exhibits are filed or furnished with this Quarterly Report:

Exhibit Number	Exhibit Description
10.33*	Amendment to the Letter Agreement, dated as of January 28, 2019, between Express, Inc. and Matt Moellering.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	June 11, 2019	EXPRESS, INC.

		By:	/s/ Periclis Pericleous
Periclis Pericleous
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)