Form 10-Q
period 2019-08-03
EXPRESS, INC.
filed 2019-09-10
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 3, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock was 67,267,007 as of August 31, 2019.

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

Information Technology Risks such as:

•	the failure or breach of information systems upon which we rely; and

•	our ability to protect our customer data from fraud and theft.
Financial Risks such as:

•	our substantial lease obligations;

•	restrictions imposed on us under the terms of our asset-based loan facility, including restrictions on our ability to repurchase shares of our common stock; and

•	impairment charges on long-lived assets, inclusive of intangible assets.
Legal, Regulatory, and Compliance Risks such as:

•	claims made against us resulting in litigation or changes in laws and regulations applicable to our business;

•	our inability to protect our trademarks or other intellectual property rights that may preclude the use of our trademarks or other intellectual property around the world;

•	changes in tax requirements, results of tax audits, and other factors that may cause fluctuations in our effective tax rate; and

•	our failure to maintain adequate internal controls.
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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts) (Unaudited)

	August 3, 2019	February 2, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$153,959	$171,670
Receivables, net	12,527	17,369
Inventories	268,805	267,766
Prepaid rent	7,456	30,047
Other	29,998	25,176
Total current assets	472,745	512,028

RIGHT OF USE ASSET, NET	1,097,924	—

PROPERTY AND EQUIPMENT	994,796	1,083,347
Less: accumulated depreciation	(723,979)	(719,068)
Property and equipment, net	270,817	364,279

TRADENAME/DOMAIN NAMES/TRADEMARKS	197,618	197,618
DEFERRED TAX ASSETS	6,427	5,442
OTHER ASSETS	7,076	7,260
Total assets	$2,052,607	$1,086,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term lease liability	$223,888	$—
Accounts payable	145,168	155,913
Deferred revenue	34,836	40,466
Accrued expenses	73,419	78,313
Total current liabilities	477,311	274,692

LONG-TERM LEASE LIABILITY	993,312	—
DEFERRED LEASE CREDITS	2,903	129,505
OTHER LONG-TERM LIABILITIES	20,617	97,252
Total liabilities	1,494,143	501,449

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 93,632 shares and 93,632 shares issued at August 3, 2019 and February 2, 2019, respectively, and 67,267 shares and 67,424 shares outstanding at August 3, 2019 and February 2, 2019, respectively	936	936
Additional paid-in capital	212,150	211,981
Retained earnings	679,143	713,864
Treasury stock – at average cost; 26,365 shares and 26,208 shares at August 3, 2019 and February 2, 2019, respectively	(333,765)	(341,603)
Total stockholders’ equity	558,464	585,178
Total liabilities and stockholders’ equity	$2,052,607	$1,086,627
See Notes to Unaudited Consolidated Financial Statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts) (Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
NET SALES	$472,715	$493,605	$923,986	$972,957
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	346,217	353,202	674,985	689,392
Gross profit	126,498	140,403	249,001	283,565
OPERATING EXPENSES:
Selling, general, and administrative expenses	135,723	137,655	271,090	278,289
Other operating expense/(income), net	535	71	(775)	(176)
Total operating expenses	136,258	137,726	270,315	278,113

OPERATING (LOSS)/INCOME	(9,760)	2,677	(21,314)	5,452

INTEREST (INCOME)/EXPENSE, NET	(783)	(38)	(1,495)	136
OTHER INCOME, NET	—	(500)	—	(500)
(LOSS)/INCOME BEFORE INCOME TAXES	(8,977)	3,215	(19,819)	5,816
INCOME TAX EXPENSE/(BENEFIT)	726	981	(182)	3,065
NET (LOSS)/INCOME	$(9,703)	$2,234	$(19,637)	$2,751

COMPREHENSIVE (LOSS)/INCOME	$(9,703)	$2,234	$(19,637)	$2,751

EARNINGS PER SHARE:
Basic	$(0.14)	$0.03	$(0.29)	$0.04
Diluted	$(0.14)	$0.03	$(0.29)	$0.04

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	67,253	73,958	67,049	74,683
Diluted	67,253	74,675	67,049	75,399
See Notes to Unaudited Consolidated Financial Statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in Thousands) (Unaudited)

	Common Stock					Treasury Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	At Average Cost	Total
BALANCE, February 3, 2018	76,724	$926	$199,099	$704,395	$—	15,923	$(256,106)	$648,314
Net income	—	—	—	517	—	—	—	517
Exercise of stock options and restricted stock	854	9	(9)	—	—	—	—	—
Share-based compensation	—	—	3,814	—	—	—	—	3,814
Repurchase of common stock	(2,519)	—	—	—	—	2,519	(18,245)	(18,245)
BALANCE, May 5, 2018	75,059	$935	$202,904	$704,912	$—	18,442	$(274,351)	$634,400
Net income	—	—	—	2,234	—	—	—	2,234
Exercise of stock options and restricted stock	131	1	(1)	—	—	—	—	—
Share-based compensation	—	—	3,452	—	—	—	—	3,452
Repurchase of common stock	(1,809)	—	—	—	—	1,809	(16,396)	(16,396)
BALANCE, August 4, 2018	73,381	$936	$206,355	$707,146	$—	20,251	$(290,747)	$623,690

	Common Stock					Treasury Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	At Average Cost	Total
BALANCE, February 2, 2019	67,424	$936	$211,981	$713,864	$—	26,208	$(341,603)	$585,178
Adoption of ASC Topic 842	—	—	—	(5,482)	—	—	—	(5,482)
Net loss	—	—	—	(9,934)	—	—	—	(9,934)
Exercise of stock options and restricted stock	1,024	—	(4,316)	(8,735)	—	(1,024)	13,051	—
Share-based compensation	—	—	2,372	—	—	—	—	2,372
Repurchase of common stock	(1,273)	—	—	—	—	1,273	(6,387)	(6,387)
BALANCE, May 4, 2019	67,175	$936	$210,037	$689,713	$—	26,457	$(334,939)	$565,747
Net loss	—	—	—	(9,703)	—	—	—	(9,703)
Exercise of stock options and restricted stock	93	—	(311)	(867)	—	(93)	1,178	—
Share-based compensation	—	—	2,424	—	—	—	—	2,424
Repurchase of common stock	(1)	—	—	—	—	1	(4)	(4)
BALANCE, August 3, 2019	67,267	$936	$212,150	$679,143	$—	26,365	$(333,765)	$558,464

See Notes to Unaudited Consolidated Financial Statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands) (Unaudited)

	Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(19,637)	$2,751
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	43,243	42,434
Loss on disposal of property and equipment	860	301
Impairment charge	2,281	—
Impairment of equity method investment	500	—
Share-based compensation	4,796	7,266
Deferred taxes	164	(25)
Landlord allowance amortization	(1,181)	(5,970)
Other non-cash adjustments	(500)	(500)
Changes in operating assets and liabilities:
Receivables, net	4,841	806
Inventories	(1,039)	(9,717)
Accounts payable, deferred revenue, and accrued expenses	(22,655)	(30,379)
Other assets and liabilities	(9,945)	906
Net cash provided by operating activities	1,728	7,873

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,145)	(17,389)
Net cash used in investing activities	(12,145)	(17,389)

CASH FLOWS FROM FINANCING ACTIVITIES:
Costs incurred in connection with debt arrangements	(849)	—
Payments on lease financing obligations	(54)	(916)
Repayments of financing arrangements	—	(303)
Repurchase of common stock under share repurchase program	(4,889)	(32,000)
Repurchase of common stock for tax withholding obligations	(1,502)	(2,642)
Net cash used in financing activities	(7,294)	(35,861)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(17,711)	(45,377)
CASH AND CASH EQUIVALENTS, Beginning of period	171,670	236,222
CASH AND CASH EQUIVALENTS, End of period	$153,959	$190,845
See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements
1. Description of Business and Basis of Presentation
Business Description
Express, Inc., together with its subsidiaries (“Express” or the “Company”), is a leading fashion brand for women and men. Since 1980, Express has provided the latest apparel and accessories to help customers build a wardrobe for every occasion, offering fashion and quality at an attractive value. The Company operates more than 600 retail and factory outlet stores in the United States and Puerto Rico, as well as an online destination.
As of August 3, 2019, Express operated 417 primarily mall-based retail stores in the United States and Puerto Rico as well as 209 factory outlet stores. Additionally, as of August 3, 2019, the Company earned revenue from 13 franchise stores in Latin America. These franchise stores are operated by franchisees pursuant to franchise agreements. Under the franchise agreements, the franchisees operate stand-alone Express stores that sell Express-branded apparel and accessories purchased directly from the Company.
CEO Transition

The Board of Directors (the “Board”) of Express, Inc. (the “Company”) appointed Matthew Moellering as Interim President and Interim Chief Executive Officer of the Company to succeed David Kornberg, effective January 22, 2019. On May 21, 2019, the Board appointed Timothy Baxter to serve as Chief Executive Officer of the Company, effective as of June 17, 2019. Following Mr. Baxter’s appointment, Mr. Moellering has continued to serve as Executive Vice President and Chief Operating Officer.

Fiscal Year
The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. References herein to “2019” and “2018” represent the 52-week period ended February 1, 2020 and the 52-week period ended February 2, 2019, respectively. All references herein to “the second quarter of 2019” and “the second quarter of 2018” represent the thirteen weeks ended August 3, 2019 and August 4, 2018, respectively.
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

Recently Issued Accounting Pronouncements - Adopted
Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASC 842”). This ASU is a comprehensive new standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It requires lessees to recognize lease assets and lease liabilities for most leases, including those leases previously classified as operating leases. ASC 842 requires a modified retrospective transition for leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” that allows entities to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption.

The Company adopted ASC 842 on February 3, 2019 on a modified retrospective basis and applied the new standard to all leases through a cumulative-effect adjustment to beginning accumulated retained earnings.  As a result, comparative financial information has not been restated and continues to be reported under the accounting standards in effect for the respective periods. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which permitted companies not to reassess prior conclusions on lease identification, lease classification and initial direct costs. The Company did not elect the hindsight practical expedient.

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

2. Revenue Recognition
The following is information regarding the Company’s major product categories and sales channels:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
	(in thousands)		(in thousands)
Apparel	$408,305	$429,152	$797,195	$845,634
Accessories and other	50,596	51,845	96,456	100,147
Other revenue	13,814	12,608	30,335	27,176
Total net sales	$472,715	$493,605	$923,986	$972,957

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
	(in thousands)		(in thousands)
Retail	$337,606	$373,775	$665,945	$748,262
Outlet	121,295	107,222	227,706	197,519
Other revenue	13,814	12,608	30,335	27,176
Total net sales	$472,715	$493,605	$923,986	$972,957

In light of the progress made in transforming into an omni-channel business model and the growth of the outlet channel, during the first quarter of 2019, the Company began providing sales channel information for retail, which includes retail store and e-commerce sales, outlets, and other revenue. Historically, the Company provided sales data for stores, which included both retail and outlet stores, and e-commerce. Other revenue is unchanged from the Company’s prior classification.

Other revenue consists primarily of sell-off revenue related to mark-out-of-stock inventory sales to third parties, shipping and handling revenue related to e-commerce activity, revenue earned from our private label credit card agreement, revenue from gift card breakage, and revenue from franchise agreements.
Revenue related to the Company’s international franchise operations for the twenty-six weeks ended August 3, 2019 and August 4, 2018 were not material for any period presented and, therefore, are not reported separately from domestic revenue.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
	(in thousands)		(in thousands)
Beginning balance loyalty deferred revenue	$14,716	$15,073	$15,319	$14,186
Reduction in revenue/(revenue recognized)	50	3,240	(553)	4,127
Ending balance loyalty deferred revenue	$14,766	$18,313	$14,766	$18,313
Sales Returns Reserve
The Company reduces net sales and provides a reserve for projected merchandise returns based on prior experience. Merchandise returns are often resalable merchandise and are refunded by issuing the same payment tender as the original purchase. The sales returns reserve was $8.8 million and $9.9 million as of August 3, 2019 and February 2, 2019, respectively, and is included in accrued expenses on the unaudited Consolidated Balance Sheets. The asset related to projected returned merchandise is included in other assets on the unaudited Consolidated Balance Sheets.
Gift Cards
The Company sells gift cards in its stores, on its e-commerce website, and through third parties. These gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The gift card liability balance was $20.0 million and $25.1 million, as of August 3, 2019 and February 2, 2019, respectively, and is included in deferred revenue on the Consolidated Balance Sheets. The Company recognizes revenue from gift cards when they are redeemed by the customer. The Company also recognizes income on unredeemed gift cards, referred to as “gift card breakage.” Gift card breakage is recognized proportionately using a time-based attribution method from issuance of the gift card to the time when it can be determined that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. The gift card breakage rate is based on historical redemption patterns. Gift card breakage is included in net sales in the unaudited Consolidated Statements of Income and Comprehensive Income.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
	(in thousands)		(in thousands)
Beginning gift card liability	$21,576	$22,337	$25,133	$26,737
Issuances	7,956	8,598	15,669	16,983
Redemptions	(8,799)	(9,846)	(18,918)	(21,440)
Gift card breakage	(767)	(754)	(1,918)	(1,945)
Ending gift card liability	$19,966	$20,335	$19,966	$20,335
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

In connection with the Card Agreement, the Bank agreed to pay the Company a $20.0 million refundable payment which the Company recognized upon receipt as deferred revenue within other long-term liabilities in the Consolidated Balance Sheets and began to recognize into income on a straight-line basis commencing January of 2018. The remaining deferred revenue balance of $15.6 million will be recognized over the term of the amended Card Agreement within the other revenue component of net sales.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
	(in thousands)		(in thousands)
Beginning balance refundable payment liability	$16,309	$19,187	$17,028	$19,906
Recognized in revenue	(720)	(720)	(1,439)	(1,439)
Ending balance refundable payment liability	$15,589	$18,467	$15,589	$18,467
3. Earnings Per Share
The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
	(in thousands)
Weighted-average shares - basic	67,253	73,958	67,049	74,683
Dilutive effect of stock options and restricted stock units	—	717	—	716
Weighted-average shares - diluted	67,253	74,675	67,049	75,399

Equity awards representing 6.6 million and 6.3 million shares were excluded from the computation of diluted earnings per share for the thirteen and twenty-six weeks ended August 3, 2019, as the inclusion of these awards would have been anti-dilutive. Equity awards representing 2.7 million and 3.5 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen and twenty-six weeks ended August 4, 2018, as the inclusion of these awards would have been anti-dilutive.
Additionally, for the thirteen weeks ended August 3, 2019, approximately 0.7 million shares were excluded from the computation of diluted weighted average shares because the number of shares that will ultimately be issued is contingent on the Company’s performance compared to pre-established performance goals which have not been achieved as of August 3, 2019.
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
Financial Assets
The following table presents the Company’s financial assets, recorded in cash and cash equivalents on the unaudited Consolidated Balance Sheets, measured at fair value on a recurring basis as of August 3, 2019 and February 2, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall.

	August 3, 2019
	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$130,389	$—	$—

	February 2, 2019
	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$155,014	$—	$—
The money market funds are valued using quoted market prices in active markets.
The carrying amounts reflected on the unaudited Consolidated Balance Sheets for the remaining cash and cash equivalents, receivables, prepaid expenses, and payables as of August 3, 2019 and February 2, 2019 approximated their fair values.
Non-Financial Assets
The Company’s non-financial assets, which include fixtures, equipment, improvements, right of use assets, and intangible assets, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur indicating the carrying value of these assets may not be recoverable, or annually in the case of indefinite-lived intangibles, an impairment test is required. The impairment test requires the Company to estimate the fair value of the assets and compare this to the carrying value of the assets. If the fair value of the asset is less than the carrying value, then an impairment charge is recognized, and the non-financial assets are recorded at fair value. The Company estimates the fair value using a discounted cash flow model or other fair value models as appropriate. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results, and projected cash flows. During the thirteen and twenty-six weeks ended August 3, 2019, the Company recognized impairment charges of approximately $2.3 million. During the thirteen and twenty-six weeks ended August 4, 2018, the Company did not recognize any impairment charges. Impairment charges are recorded in cost of goods sold, buying and occupancy costs in the unaudited Consolidated Statements of Income and Comprehensive Income.

5. Intangible Assets
The following table provides the significant components of intangible assets:

	August 3, 2019
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename/domain names/trademarks	$197,618	$—	$197,618
Licensing arrangements	425	343	82
	$198,043	$343	$197,700

	February 2, 2019
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename/domain names/trademarks	$197,618	$—	$197,618
Licensing arrangements	425	319	106
	$198,043	$319	$197,724
The Company’s tradename, internet domain names, and trademarks have indefinite lives. Licensing arrangements are amortized over a period of ten years and are included in other assets on the unaudited Consolidated Balance Sheets.
In 2018, the Company performed a quantitative analysis and determined that no impairment was necessary on its intangible assets with indefinite lives. This analysis resulted in estimated fair values that exceeded the carrying values by a more than an insignificant amount; however, the estimated fair values decreased compared to prior year due to decreased financial results. During the twenty-six weeks ended August 3, 2019, the Company continued to experience negative comparable sales and a decline in the Company’s stock price. The Company has evaluated whether these indicate a potential impairment of intangible assets with indefinite lives as of August 3, 2019. Additionally, the Company has considered, among other factors, the 2019 full year forecast, whether the results for the twenty-six week period ended August 3, 2019 were consistent with the forecast, and expected future expense reductions. Based on these factors, the Company determined there were no events or circumstances that indicate it is more likely than not that the fair value of its intangible assets with indefinite lives is less than the carrying value. However, the intangible assets with indefinite lives are at risk of impairment if comparable sales continue to decline more than our expectations, future expense reductions are not achieved, or the Company does not meet its forecasted financial results.

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
The Company’s effective tax rate was (8.1)% and 30.5% for the thirteen weeks ended August 3, 2019 and August 4, 2018, respectively. The effective tax rate for the thirteen weeks ended August 3, 2019 reflects a tax benefit from a pre-tax loss offset by $1.1 million of discrete tax expense related to a tax shortfall for share-based compensation.
The Company’s effective tax rate was 0.9% and 52.7% for the twenty-six weeks ended August 3, 2019 and August 4, 2018, respectively. The effective tax rate for the twenty-six weeks ended August 3, 2019 reflects $2.5 million of discrete tax expense related to a tax shortfall for share-based compensation. The effective tax rate for the twenty-six weeks ended August 4, 2018 reflects $1.3 million of discrete tax expense related to a tax shortfall for share-based compensation.
7. Leases
The Company leases all of its store locations and its corporate headquarters, which also includes its distribution center, under operating leases.  The store leases typically have initial terms of 5 years to 10 years. The current lease term for the corporate headquarters expires in 2026, with one optional five-year extension period. The Company also leases certain equipment and other assets under operating leases, typically with initial terms of 3 to 5 years. The lease term includes the initial contractual term as well as any options to extend the lease when it is reasonably certain that the Company will exercise that option. Leases with an initial term of 12 months or less (short-term leases) are not recorded on the balance sheet. The Company does not currently have any material short-term leases. The Company is generally obligated for the cost of property taxes, insurance and other landlord costs, including common area maintenance charges, relating to its leases. If these charges are fixed, they are combined with lease payments in determining the lease liability; however, if such charges are not fixed, they are considered variable lease costs and are expensed as incurred. The variable payments are not included in the measurement of the lease liability or asset. The Company’s finance leases are immaterial.

Certain lease agreements include rental payments based on a percentage of retail sales over contractual levels and others include rental payments adjusted periodically for inflation. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table is a summary of the Company’s components of net lease cost, which is included in cost of goods sold, buying and occupancy costs, on the unaudited Consolidated Statements of Income and Comprehensive Income:

Twenty-Six Weeks Ended
August 3, 2019
(in thousands)
Operating lease costs	$138,006
Variable and short-term lease costs	35,511
Total lease costs	$173,517

Supplemental cash flow information related to leases is as follows:

Twenty-Six Weeks Ended
August 3, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$142,530
Right-of-use assets obtained in exchange for operating lease liabilities	$8,448

Supplemental balance sheet information related to leases as of August 3, 2019 is as follows:

Twenty-Six Weeks Ended
August 3, 2019
Operating leases:
Weighted average remaining lease term (in years)	6.0
Weighted average discount rate	4.8%

The Company’s lease agreements do not provide an implicit rate, so the Company uses an estimated incremental borrowing rate, which is derived from third-party information available at the lease commencement date, in determining the present value of lease payments. The rate used is for a secured borrowing of a similar term as the lease.

The following table reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the unaudited Consolidated Balance Sheets as of August 3, 2019:

August 3, 2019
(in thousands)
2019 (remaining)	$127,562
2020	269,419
2021	236,141
2022	218,047
2023	194,045
Thereafter	395,999
Total minimum lease payments	1,441,213
Less: amount of lease payments representing interest	224,013
Present value of future minimum lease payments	1,217,200
Less: current obligations under leases	223,888
Long-term lease obligations	$993,312

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
8. Debt
A summary of the Company’s financing activities are as follows:
Revolving Credit Facility
On May 24, 2019, Express Holding, LLC, a wholly-owned subsidiary of the Company (“Express Holding”), and its subsidiaries entered into a First Amendment to the Second Amended and Restated $250.0 million Asset-Based Loan Credit Agreement (“Revolving Credit Facility”). The expiration date of the Revolving Credit Facility is May 24, 2024. As of August 3, 2019, there were no borrowings outstanding and approximately $247.0 million was available for borrowing under the Revolving Credit Facility.
Under the Revolving Credit Facility, revolving loans may be borrowed, repaid, and reborrowed until May 24, 2024, at which time all amounts borrowed must be repaid. Borrowings under the Revolving Credit Facility bear interest at a rate equal to either the rate published by ICE Benchmark Administration Limited (with a floor of 0%) (the “Eurodollar Rate”) plus an applicable margin rate or the highest of (1) Wells Fargo Bank, National Association’s prime lending rate (with a floor of 0%), (2) 0.50% per annum above the federal funds rate (with a floor of 0%) or (3) 1% above the Eurodollar Rate (the “Base Rate”), in each case plus an applicable margin rate. The applicable margin rate is determined based on excess availability as determined by reference to the borrowing base. The applicable margin rate for Eurodollar Rate-based advances is 1.25% or 1.50% and the applicable margin rate for Base Rate-based advances is 0.25% or 0.50%, in each case, based on the borrowing base. Under certain circumstances, a default interest rate will apply on any overdue amount payable under the Revolving Credit Facility during the existence of an event of default at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.0% above the rate applicable for Base Rate-based advances for any other overdue interest.
The unused line fee payable under the Revolving Credit Facility is incurred at 0.20% per annum of the average daily unused revolving commitment during each quarter, payable quarterly in arrears on the first day of each May, August, November, and February. In the event that (1) an event of default has occurred and is continuing or (2) excess availability plus eligible cash collateral is less than 10.0% of the borrowing base for 5 consecutive days, such unused line fees are payable on the first day of each month.
Interest payments under the Revolving Credit Facility are due quarterly on the first day of each May, August, November, and February for Base Rate-based advances, provided, however, in the event that (1) an event of default has occurred and is continuing or (2) excess availability plus eligible cash collateral is less than 10.0% of the borrowing base for 5 consecutive days, interest payments are due on the first day of each month. Interest payments under the Revolving Credit Facility are due on the last day of the interest period for Eurodollar Rate-based advances for interest periods of 1, 2, and 3 months, and additionally every 3 months after the first day of the interest period for Eurodollar Rate-based advances for interest periods of greater than 3 months.
The Revolving Credit Facility requires Express Holding and its subsidiaries to maintain a fixed charge coverage ratio of at least 1.0:1.0 if excess availability plus eligible cash collateral is less than 10.0% of the borrowing base for 15 consecutive days. In addition, the Revolving Credit Facility contains customary covenants and restrictions on Express Holding’s and its subsidiaries’ activities, including, but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, distributions, dividends, the repurchase of capital stock, transactions with affiliates, the ability to change the nature of its business or fiscal year, and permitted business activities. All obligations under the Revolving Credit Facility are guaranteed by Express Holding and its domestic subsidiaries (that are not borrowers) and secured by a lien on, among other assets, substantially all working capital assets including cash, accounts receivable, and inventory of Express Holding and its domestic subsidiaries.
Letters of Credit
The Company may enter into stand-by letters of credit (“stand-by LCs”) on an as-needed basis to secure payment obligations for merchandise purchases and other general and administrative expenses. As of both August 3, 2019 and February 2, 2019, outstanding stand-by LCs totaled $3.0 million.

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

As of April 30, 2018, upon the recommendation of the Committee, the Board unanimously approved and adopted, subject to stockholder approval, the Express, Inc. 2018 Incentive Compensation Plan (the “2018 Plan”) to replace the 2010 Plan. On June 13, 2018, stockholders of the Company approved the 2018 Plan and all grants made subsequent to that approval will be made under the 2018 Plan, other than inducement grants made under the NYSE listing standards, which do not require stockholder approval but are otherwise subject to the terms and conditions of the 2018 Plan.

The following summarizes share-based compensation expense:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
	(in thousands)
Restricted stock units	$2,119	$2,933	$4,329	$6,332
Stock options	126	254	164	587
Performance-based restricted stock units	179	265	303	347
Total share-based compensation	$2,424	$3,452	$4,796	$7,266
The stock compensation related income tax benefit recognized by the Company during the thirteen and twenty-six weeks ended August 3, 2019 was $0.1 million and $1.6 million, respectively. The stock compensation related income tax benefit recognized by the Company during the thirteen and twenty-six weeks ended August 4, 2018 was $0.3 million and $2.5 million, respectively.
Restricted Stock Units
During the twenty-six weeks ended August 3, 2019, the Company granted restricted stock units (“RSUs”) under the terms of the 2018 Plan. The fair value of RSUs is determined based on the Company’s closing stock price on the day prior to the grant date in accordance with the 2018 Plan. The RSUs granted in 2019 vest ratably over four years and the expense related to these RSUs will be recognized using the straight-line attribution method over this vesting period.
The Company’s activity with respect to RSUs, including awards with performance conditions granted prior to 2018, for the twenty-six weeks ended August 3, 2019 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value Per Share
	(in thousands, except per share amounts)
Unvested, February 2, 2019	3,064	$8.95
Granted	3,386	$3.80
Vested	(1,117)	$10.30
Forfeited	(497)	$7.22
Unvested, August 3, 2019	4,836	$5.21
The total fair value of RSUs that vested during the twenty-six weeks ended August 3, 2019 was $11.5 million. As of August 3, 2019, there was approximately $20.0 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.9 years.

Stock Options
The Company’s activity with respect to stock options during the twenty-six weeks ended August 3, 2019 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding, February 2, 2019	2,379	$16.40
Granted	2,320	$2.60
Exercised	—	$—
Forfeited or expired	(607)	$15.23
Outstanding, August 3, 2019	4,092	$8.75	7.3	$—
Expected to vest at August 3, 2019	2,020	$3.27	9.8	$—
Exercisable at August 3, 2019	1,607	$17.39	3.4	$—
The following provides additional information regarding the Company's stock options:

Twenty-Six Weeks Ended
August 3, 2019
(in thousands, except per share amounts)
Weighted average grant date fair value of options granted (per share)	$1.25
Total intrinsic value of options exercised	$—
As of August 3, 2019, there was approximately $2.6 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of approximately 2.1 years.
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
The fair value of stock options was estimated at the grant date using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

Twenty-Six Weeks Ended
August 3, 2019
Risk-free interest rate (1)	1.93%
Price volatility (2)	47.27%
Expected term (years) (3)	6.29
Dividend yield (4)	—

(1)	Represents the yield on U.S. Treasury securities with a term consistent with the expected term of the stock options.

(2)	Primarily based on the historical volatility of the Company's common stock over a period consistent with the expected term of the stock options.

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
Cash-Settled Awards

In 2019 and 2018, the Company granted cash-settled awards to a limited number of senior executive-level employees. These awards are classified as liabilities, are valued based on the fair value of the award at the grant date and are remeasured at each reporting date until settlement with compensation expense being recognized in proportion to the completed requisite period up until date of settlement. The amount of cash earned could range between 0% and 200% of the target amount depending upon performance achieved over the three-year vesting period. The performance conditions of the award include EPS targets and TSR of the Company’s common stock relative to a select group of peer companies. A Monte Carlo valuation model is used to determine the fair value of the awards. As of August 3, 2019, $1.5 million of total unrecognized compensation costs is expected to be recognized on cash-settled awards over a weighted-average period of 2.2 years.

10. Commitments and Contingencies
In a complaint filed in January 2017 by Mr. Jorge Chacon in the Superior Court for the State of California for the County of Orange, certain subsidiaries of the Company were named as defendants in a representative action alleging violations of California state wage and hour statutes and other labor standards. The lawsuit seeks unspecified monetary damages and attorneys’ fees. In July 2018, former associate Ms. Christie Carr filed suit in Alameda County Superior Court for the State of California naming certain subsidiaries of the Company in a representative action alleging violations of California State wage and hour statutes and other labor standard violations. The lawsuit seeks unspecified monetary damages and attorneys’ fees. On January 28, 2019, Jorge Chacon filed a second representative action in the Superior Court for the State of California for the County of Orange alleging violations of California state wages and hour statutes and other labor standard violations. The lawsuit seeks unspecified monetary damages and attorneys' fees. The Company is vigorously defending itself against these claims and, as of August 3, 2019, has established an estimated liability based on its best estimate of the outcome of the matters.

The Company is subject to various other claims and contingencies arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

11. Investment in Equity Interests
In 2016, the Company made a $10.1 million investment in Homage, LLC, a privately held retail company based in Columbus, Ohio. The non-controlling investment in the entity is being accounted for under the equity method. Under the terms of the agreement governing the investment, the Company’s investment was increased by $0.5 million during the second quarter of both 2018 and 2019, as the result of an accrual of a non-cash preferred yield. This investment is assessed for impairment whenever factors indicate an other than temporary loss in value. Factors providing evidence of such a loss include the fair value of an investment that is less than its carrying value, absence of an ability to recover the carrying value or the investee’s inability to generate income sufficient to justify the carrying value. As a result of this assessment in 2018, the Company determined the carrying value exceeded the fair value and recognized an $8.4 million impairment charge within other expense/(income), net in the Consolidated Statements of Income and Comprehensive Income. In addition, during the thirteen weeks ended August 3, 2019, the Company recognized an additional $0.5 million impairment charge within other expense/(income), net in the unaudited Consolidated Statements of Income and Comprehensive Income. The remaining $2.7 million investment, inclusive of the $1.5 million preferred yield, is included in other assets on the unaudited Consolidated Balance Sheets. The fair value of the equity method investment was determined based on applying income and market approaches. The income approach relied on the discounted cash flow method and the market approach relied on a market multiple approach considering historical and projected financial results.
12. Stockholders’ Equity
On November 28, 2017, the Board approved a new share repurchase program that authorized the Company to repurchase up to $150 million of the Company’s outstanding common stock using available cash (the “2017 Repurchase Program”). Under the 2017 Repurchase Program, the Company may repurchase shares on the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and amount of stock repurchases will depend on a variety of factors, including business and market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified, or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the program. In 2018, the Company repurchased 10.0 million shares of its common stock under the 2017 Repurchase Program for an aggregate amount equal to $83.2 million, including commissions. During the thirteen weeks ended August 3, 2019, the Company did not repurchase any shares. During the twenty-six weeks ended August 3, 2019, the Company repurchased 0.9 million shares of its common stock under the 2017 Repurchase Program for an aggregate amount equal to $4.9 million, including commissions. As of August 3, 2019, the Company had approximately $44.7 million remaining under this authorization.

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
Overview
Express is a leading fashion brand for women and men. Since 1980, Express has provided the latest apparel and accessories to help customers build a wardrobe for every occasion, offering fashion and quality at an attractive value. The Company operates more than 600 retail and factory outlet stores in the United States and Puerto Rico, as well as an online destination.

Q2 2019 vs. Q2 2018
•
Net sales decreased 4.2% to $472.7 million
•
Comparable sales decreased 6%
•
Comparable retail sales (includes both retail stores and e-commerce sales) decreased 7%
•
Comparable outlet sales decreased 2%
•
Gross margin percentage decreased 160 basis points to 26.8%
•
Operating (loss)/income decreased $12.4 million to a loss of $9.8 million
•
Net (loss)/income decreased $11.9 million to a loss of $9.7 million
•
Diluted earnings per share (EPS) decreased $0.17 to a loss of $(0.14)

The following charts show key performance metrics for the second quarter of 2019 compared to the second quarter of 2018.

CEO Transition
Effective January 22, 2019, we announced that David Kornberg would no longer serve as Chief Executive Officer, President or as a member of the Board. On the same date, the Board appointed Matthew Moellering as Interim Chief Executive Officer and Interim President until a permanent Chief Executive Officer and President is appointed. On May 21, 2019, the Board appointed Timothy Baxter to serve as Chief Executive Officer and as a member of the Board of the Company, effective as of June 17, 2019. Following Mr. Baxter’s appointment, Mr. Moellering has continued to serve as Executive Vice President and Chief Operating Officer.
Outlook & Second Quarter Update
As we move forward, we will be focused on four foundational priorities: product, brand, customer and execution. While we expect our results to remain challenging in the near-term, we believe that by focusing on these foundational priorities we have a significant opportunity to improve the trend of the business and return the business to long term profitable growth. The following defines each area and provides an update on each priority for the second quarter:
Product
Express was once seen as a fashion authority and a trusted resource to help customers build their wardrobe. We’ve lost some of that credibility due to product misses. While there are areas of strength in our women’s and men’s assortment, we need to be winning in key categories. To accomplish this, we have identified and taken action in the following areas during the quarter:

•
Women’s Tops. We’ve had too much depth in older key items and not enough breadth and style diversity. We are conducting tests to understand the impact of optimizing our tops assortment by adding different colors, fabrics, prints and silhouettes and will apply these learnings going forward.

•
Speed to market. In order to move faster and get more newness in our assortment, we have implemented a new InstaBuy process for both Women’s and Men’s. While the majority of our assortment will continue to be created by our internal design team, we also have the option to instantly buy product from our vendors that complete or enhance the assortment.

•
Product categorization. We are rethinking the brand’s traditional approach to categorizing our product into four lifestyles based on wearing occasions. Our floorsets now reflect a more modern approach and provide more inspiration for the customer as they build their wardrobe.

Brand
We plan to clarify our brand message and more closely connect it to our product strategy to tell our story in a more powerful and consistent way. During the second quarter, we began this work around the articulation of our brand as well as how we communicate in order to help customers understand the role Express plays in their life.

Customer
We need to be more effective at retaining existing customers and attracting new ones. During the quarter, we implemented two new tools to enhance the effectiveness of our marketing spend on both retention and acquisition of customers. We are using a marketing mix model tool to assess where we are spending our marketing dollars and which channels deliver the best return on investment and we are also using multi-touch attribution tool to evaluate the real-time performance of our in-market messages and track the customer’s journey to purchase, both online and offline. In addition, in May, we launched a new first impressions strategy to encourage repeat purchases within the first 90 days of initial purchase.

Execution
We need to deliver a better and more consistent experience across channels, and we must reduce our operating expenses. We are in the process of identifying cost savings opportunities and right sizing our expenses. We are also focused on improving the performance of our brick and mortar stores by reducing time on non-selling activities and improving conversion and other metrics through improved merchandise flow and a better customer experience.

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

Our business is seasonal, and we have historically realized a higher portion of our net sales in the third and fourth quarters, due primarily to the impact of the holiday season. Generally, approximately 45% of our annual net sales occur in the Spring season (first and second quarters) and 55% occur in the Fall season (third and fourth quarters).

Comparable Sales
Comparable sales is a measure of the amount of sales generated in a period relative to the amount of sales generated in the comparable prior year period. Comparable sales for the second quarter of 2019 were calculated using the 13-week period ended August 3, 2019 as compared to the 13-week period ended August 4, 2018.

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

Results of Operations
The Second Quarter of 2019 compared to the Second Quarter of 2018
Net Sales

	Thirteen Weeks Ended
	August 3, 2019	August 4, 2018
Net sales (in thousands)	$472,715	$493,605
Comparable retail sales	(7)%	1%
Comparable outlet sales	(2)%	2%
Total comparable sales percentage change	(6)%	1%
Gross square footage at end of period (in thousands)	5,325	5,384
Number of:
Stores open at beginning of period	629	631
New retail stores	—	—
New outlet stores	10	30
Retail stores converted to outlets	(9)	(27)
Closed stores	(4)	(3)
Stores open at end of period	626	631
Net sales decreased approximately $20.9 million compared to the second quarter of 2018. The decrease was primarily attributable to decreases in retail and outlet comparable sales, offset in part by increases in non-comparable sales and other revenue in the second quarter of 2019 compared to the second quarter of 2018. The decrease in retail comparable sales was the result of decreased traffic at our retail stores and a decrease in the number of transactions. In addition, our retail sales were negatively impacted by our decision to strategically reduce store-wide, site-wide, and significant category promotions. The decrease in our outlet comparable sales was the result of decreased traffic and a lower average selling price.

Gross Profit
The following table shows cost of goods sold, buying and occupancy costs, gross profit in dollars, and gross margin percentage for the stated periods:

	Thirteen Weeks Ended
	August 3, 2019	August 4, 2018
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$346,217	$353,202
Gross profit	$126,498	$140,403
Gross margin percentage	26.8%	28.4%
The 160 basis point decrease in gross margin percentage, or gross profit as a percentage of net sales, in the second quarter of 2019 compared to the second quarter of 2018 was comprised of a 60 basis point decrease in merchandise margin and a 100 basis point increase in buying and occupancy costs as a percentage of net sales. The decrease in merchandise margin was primarily driven by actions to move through clearance inventory, and an increase in inventory valuation reserve for goods that will be marked out of stock in September. This was partially offset by the reduction in promotional activity during the quarter. The increase in buying and occupancy costs as a percentage of net sales was primarily the result of the decrease in sales.
Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	Thirteen Weeks Ended
	August 3, 2019	August 4, 2018
	(in thousands, except percentages)
Selling, general, and administrative expenses	$135,723	$137,655
Selling, general, and administrative expenses, as a percentage of net sales	28.7%	27.9%
The $1.9 million decrease in selling, general, and administrative expenses in the second quarter of 2019 as compared to the second quarter of 2018 was the result of decreased home office payroll, including incentive and stock-based compensation, of $2.8 million. In addition, there was a decrease in store payroll of $1.3 million. These decreases were partially offset by a $2.4 million increase in professional fees.
Income Tax Expense
The following table shows income tax expense in dollars for the stated periods:

	Thirteen Weeks Ended
	August 3, 2019	August 4, 2018
	(in thousands)
Income tax expense	$726	$981
The effective tax rate was (8.1)% for the thirteen weeks ended August 3, 2019 compared to 30.5% for the thirteen weeks ended August 4, 2018. The effective tax rate for the thirteen weeks ended August 3, 2019 reflects a tax benefit from a pre-tax loss offset by $0.8 million of discrete tax expense related to the expiration of the former CEO’s non-qualified stock options. The effective tax rate, excluding discrete items, was 2.9% and 29.2% for the thirteen weeks ended August 3, 2019 and August 4, 2018, respectively. The effective tax rate in the second quarter of 2019 was lower than the statutory tax rate primarily due to non-deductible executive compensation.

The Twenty-Six Weeks Ended August 3, 2019 compared to the Twenty-Six Weeks Ended August 4, 2018
Net Sales

	Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018
Net sales (in thousands)	$923,986	$972,957
Comparable retail sales	(8)%	1%
Comparable outlet sales	(2)%	2%
Total comparable sales percentage change	(7)%	1%
Gross square footage at end of period (in thousands)	5,325	5,384
Number of:
Stores open at beginning of period	631	635
New retail stores	—	—
New outlet stores	25	31
Retail stores converted to outlets	(24)	(27)
Closed stores	(6)	(8)
Stores open at end of period	626	631
Net sales during the twenty-six weeks ended decreased approximately $49.0 million compared to the twenty-six weeks ended August 4, 2018. The decrease was primarily attributable to decreases in retail and outlet comparable sales, offset in part by increases in non-comparable sales and other revenue in the twenty-six weeks ended August 3, 2019 compared to the twenty-six weeks ended August 4, 2018. The decrease in retail comparable sales was the result of decreased promotional activity at our stores and on our website. In addition, traffic continued to be down at our retail stores and our outlet stores.

Gross Profit
The following table shows cost of goods sold, buying and occupancy costs, gross profit in dollars, and gross margin percentage for the stated periods:

	Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$674,985	$689,392
Gross profit	$249,001	$283,565
Gross margin percentage	26.9%	29.1%
The 220 basis point decrease in gross margin percentage, or gross profit as a percentage of net sales, in the twenty-six weeks ended August 3, 2019 compared to the twenty-six weeks ended August 4, 2018 was comprised of an 80 basis point decrease in merchandise margin and a 140 basis point increase in buying and occupancy costs as a percentage of net sales. The decrease in merchandise margin was primarily driven by valuation reserves on slow moving inventory and the actions we took during the quarter to sell through the inventory. The reduction in promotional activity in the latter half of the first quarter that continued into the second quarter partially offset this decrease. The increase in buying and occupancy costs as a percentage of net sales was primarily the result of the decrease in sales.
Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018
	(in thousands, except percentages)
Selling, general, and administrative expenses	$271,090	$278,289
Selling, general, and administrative expenses, as a percentage of net sales	29.3%	28.6%
The $7.2 million decrease in selling, general, and administrative expenses in the twenty-six weeks ended August 3, 2019 as compared to the twenty-six weeks ended August 4, 2018 was the result of decreased home office payroll, including incentive compensation, of $6.3 million. In addition, there was a decrease in marketing costs of $3.3 million. These decreases were partially offset by a $3.8 million increase in professional fees.
Income Tax (Benefit)/Expense
The following table shows income tax expense in dollars for the stated periods:

	Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018
	(in thousands)
Income tax (benefit)/expense	$(182)	$3,065
The effective tax rate was 0.9% for the twenty-six weeks ended August 3, 2019 compared to 52.7% for the twenty-six weeks ended August 4, 2018. The effective tax rate for the twenty-six weeks ended August 3, 2019 reflects a tax benefit from a pre-tax loss offset by $2.5 million of discrete tax expense related to a tax shortfall for share-based compensation. The effective tax rate for the twenty-six weeks ended August 4, 2018 reflects $1.3 million of discrete tax expense related to a tax shortfall for share-based compensation. The effective tax rate, excluding discrete items, was 13.4% and 28.9% for the twenty-six weeks ended August 3, 2019 and August 4, 2018, respectively. The effective tax rate in the first half of 2019 was lower than the statutory tax rate primarily due to non-deductible executive compensation.
Non-GAAP Financial Measures
We supplement the reporting of our financial information determined under United States generally accepted accounting principles

(GAAP) with certain non-GAAP financial measures: adjusted net income and adjusted diluted earnings per share. We believe that these non-GAAP measures provide additional useful information to assist stockholders in understanding our financial results and assessing our prospects for future performance. Management believes adjusted net income and adjusted diluted earnings per share are important indicators of our business performance because they exclude items that may not be indicative of, or are unrelated to, our underlying operating results, and provide a better baseline for analyzing trends in our business. In addition, adjusted diluted earnings per share is used as a performance measure in our long-term executive compensation program for purposes of determining the number of equity awards that are ultimately earned. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported net income and reported diluted earnings per share. These non-GAAP financial measures reflect an additional way of viewing our operations that, when viewed with the GAAP results and the below reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of our business. Management strongly encourages investors and stockholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.
The tables below reconcile the non-GAAP financial measures, adjusted net loss and adjusted diluted earnings per share, with the most directly comparable GAAP financial measures, net loss and diluted earnings per share for the thirteen and twenty-six weeks ended August 3, 2019.

	Thirteen Weeks Ended August 3, 2019
(in thousands, except per share amounts)	Operating Loss	Income Tax Impact		Net Loss	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$(9,760)			$(9,703)	$(0.14)	67,253
Impact of CEO Departure	—	822	(a)	822	0.01
Adjusted Non-GAAP Measure	$(9,760)			$(8,881)	$(0.13)	67,253

(a)	Represents the tax impact of the expiration of the former CEO's non-qualified stock options.

	Twenty-Six Weeks Ended August 3, 2019
(in thousands, except per share amounts)	Operating Loss	Income Tax Impact		Net Loss	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$(21,314)			$(19,637)	$(0.29)	67,049
Impact of CEO Departure	—	822	(a)	822	0.01
Adjusted Non-GAAP Measure	$(21,314)			$(18,815)	$(0.28)	67,049

(a)	Represents the tax impact of the expiration of the former CEO's non-qualified stock options.
Liquidity and Capital Resources
A summary of cash provided by or used in operating, investing, and financing activities is shown in the following table:

	Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018
	(in thousands)
Provided by operating activities	$1,728	$7,873
Used in investing activities	(12,145)	(17,389)
Used in financing activities	(7,294)	(35,861)
Decrease in cash and cash equivalents	(17,711)	(45,377)
Cash and cash equivalents at end of period	$153,959	$190,845
Our business relies on cash flows from operations as our primary source of liquidity, with the majority of those cash flows being generated in the fourth quarter of the year. Our primary operating cash needs are for merchandise inventories, payroll, store rent and marketing. For the twenty-six weeks ended August 3, 2019, our cash flows provided by operating activities were $1.7 million compared to $7.9 million provided by operating activities for the twenty-six weeks ended August 4, 2018. This $6.1 million decrease in cash flows from operating activities for the twenty-six weeks ended August 3, 2019 was primarily driven by $22.4 million lower net income for the twenty-six weeks ended August 3, 2019. This was partially offset by lower inventory purchases in 2019 and the timing of payments on accounts payable balances.
In addition to cash flows from operations, we have access to additional liquidity, if needed, through borrowings under our Revolving Credit Facility. As of August 3, 2019, we had $247.0 million available for borrowing under our Revolving Credit Facility. On May 24, 2019, we amended and restated our Revolving Credit Facility. The borrowing capacity under the facility remains at $250.0 million but the expiration date of the facility has been extended to May 24, 2024. Refer to Note 8 to our unaudited Consolidated Financial Statements for additional information on our Revolving Credit Facility.
We also use cash for capital expenditures and financing transactions. For the twenty-six weeks ended August 3, 2019, we had capital expenditures of approximately $12.1 million. These relate primarily to store remodels, new outlet stores, and information technology projects to support our strategic business initiatives. We expect capital expenditures for the remainder of 2019 to be approximately $35.0 million to $38.0 million, primarily driven by store remodels, new outlet stores, and investments in information technology. These capital expenditures do not include the impact of landlord allowances, which are expected to be approximately $1.0 million for the remainder of 2019.
On November 28, 2017, the Board approved a new share repurchase program that authorizes us to repurchase up to $150.0 million of our outstanding common stock using available cash. During the twenty-six weeks ended August 3, 2019 and the twenty-six weeks ended August 4, 2018, we repurchased 0.9 million shares and 4.0 million shares under the share repurchase program, respectively, for aggregate amounts equal to $4.9 million and $32.0 million, including commissions, respectively. We have $44.7 million remaining under the share repurchase program.

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
Contractual Obligations
Our contractual obligations and other commercial commitments did not change materially between February 2, 2019 and August 3, 2019. For additional information regarding our contractual obligations as of February 2, 2019, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended February 2, 2019.
Critical Accounting Policies
Management has determined that our most critical accounting policies are those related to revenue recognition, merchandise inventory valuation, long-lived asset valuation, claims and contingencies, and income taxes. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. Other than the adoption of the new leasing standard discussed in Note 7 to our unaudited Consolidated Financial Statements, there have been no significant changes to the policies discussed in our Annual Report on Form 10-K for the year ended February 2, 2019.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our Revolving Credit Facility bears interest at variable rates, however, we did not borrow any amounts under the Revolving Credit Facility during the twenty-six weeks ended August 3, 2019. Changes in interest rates are not expected to have a material impact on our future earnings or cash flows given our limited exposure to such changes.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 3, 2019.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the second quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding the purchase of shares of our common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during each month of the quarterly period ended August 3, 2019:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs(2)
	(in thousands, except per share amounts)
May 5, 2019 - June 1, 2019	—	$—	—	$44,675
June 2, 2019 - July 6, 2019	—	$—	—	$44,675
July 7, 2019 - August 3, 2019	1,785	$2.60	—	$44,675
Total	1,785		—
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
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.     OTHER INFORMATION.
None.

ITEM 6.    EXHIBITS.
Exhibits. The following exhibits are filed or furnished with this Quarterly Report:

Exhibit Number	Exhibit Description
10.1*+	Form of Express, Inc. Employment Inducement Award Agreement of Non-qualified Stock Options.
10.2*+	Form of Express, Inc. Employment Inducement Award Agreement of Restricted Stock Units.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith.
+ Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	September 10, 2019	EXPRESS, INC.

		By:	/s/ Periclis Pericleous
Periclis Pericleous
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)