Form 10-Q
period 2019-11-02
EXPRESS, INC.
filed 2019-12-11
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 2, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock was 63,907,212 as of November 30, 2019.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the “safe harbor” provisions of the Private Securities Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “potential,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, and financial results, our plans and objectives for future operations, growth, initiatives, or strategies, plans to repurchase shares of our common stock, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
External Risks such as:
•changes in consumer spending and general economic conditions;
•customer traffic at malls, shopping centers, and at our stores;
•competition from other retailers;
•our dependence upon independent third parties to manufacture all of our merchandise;
•changes in the cost of raw materials, labor, and freight;
•supply chain disruption and increased tariffs;
•difficulties associated with our distribution facilities;
•natural disasters, extreme weather, public health issues, fire, and other events that cause business interruption; and
•our reliance on third parties to provide us with certain key services for our business.
Strategic Risks such as:
•our ability to identify and respond to new and changing fashion trends, customer preferences, and other related factors;
•fluctuations in our sales, results of operations, and cash levels on a seasonal basis and due to a variety of other factors, including our product offerings relative to customer demand, the mix of merchandise we sell, promotions, inventory levels, and sales mix between stores and e-commerce;
•our dependence on a strong brand image;
•our ability to adapt to changes in consumer behavior and develop and maintain a relevant and reliable omni-channel experience for our customers;
•our dependence upon key executive management; and
•our ability to execute our growth strategy, including but not limited to, improving brand articulation and customer retention and identifying cost savings opportunities.
Information Technology Risks such as:
•the failure or breach of information systems upon which we rely; and
•our ability to protect our customer data from fraud and theft.
Financial Risks such as:
•our substantial lease obligations;
•restrictions imposed on us under the terms of our asset-based loan facility, including restrictions on our ability to repurchase shares of our common stock; and
•impairment charges on long-lived assets, inclusive of intangible assets.
Legal, Regulatory, and Compliance Risks such as:
•claims made against us resulting in litigation or changes in laws and regulations applicable to our business;
•our inability to protect our trademarks or other intellectual property rights that may preclude the use of our trademarks or other intellectual property around the world;
•changes in tax requirements, results of tax audits, and other factors that may cause fluctuations in our effective tax rate; and
•our failure to maintain adequate internal controls.
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

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS.
EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts) (Unaudited)

	November 2, 2019	February 2, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$167,915	$171,670
Receivables, net	12,199	17,369
Inventories	345,931	267,766
Prepaid rent	6,905	30,047
Other	33,387	25,176
Total current assets	566,337	512,028

RIGHT OF USE ASSET, NET	1,043,874	—

PROPERTY AND EQUIPMENT	991,550	1,083,347
Less: accumulated depreciation	(734,556)	(719,068)
Property and equipment, net	256,994	364,279

TRADENAME/DOMAIN NAMES/TRADEMARKS	197,618	197,618
DEFERRED TAX ASSETS	6,379	5,442
OTHER ASSETS	6,712	7,260
Total assets	$2,077,914	$1,086,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term lease liability	$222,439	$—
Accounts payable	221,721	155,913
Deferred revenue	32,394	40,466
Accrued expenses	93,504	78,313
Total current liabilities	570,058	274,692

LONG-TERM LEASE LIABILITY	936,547	—
DEFERRED LEASE CREDITS	2,258	129,505
OTHER LONG-TERM LIABILITIES	20,049	97,252
Total liabilities	1,528,912	501,449

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 93,632 shares and 93,632 shares issued at November 2, 2019 and February 2, 2019, respectively, and 64,501 shares and 67,424 shares outstanding at November 2, 2019 and February 2, 2019, respectively	936	936
Additional paid-in capital	214,389	211,981
Retained earnings	675,539	713,864
Treasury stock – at average cost; 29,131 shares and 26,208 shares at November 2, 2019 and February 2, 2019, respectively	(341,862)	(341,603)
Total stockholders’ equity	549,002	585,178
Total liabilities and stockholders’ equity	$2,077,914	$1,086,627
See Notes to Unaudited Consolidated Financial Statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts) (Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
NET SALES	$488,483	$514,961	$1,412,469	$1,487,918
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	350,810	356,812	1,025,795	1,046,204
Gross profit	137,673	158,149	386,674	441,714
OPERATING EXPENSES:
Selling, general, and administrative expenses	144,301	148,294	415,391	426,583
Restructuring costs	—	166	—	166
Other operating expense/(income), net	47	(513)	(728)	(689)
Total operating expenses	144,348	147,947	414,663	426,060

OPERATING (LOSS)/INCOME	(6,675)	10,202	(27,989)	15,654

INTEREST (INCOME)/EXPENSE, NET	(690)	32	(2,185)	168
OTHER INCOME, NET	—	—	—	(500)
(LOSS)/INCOME BEFORE INCOME TAXES	(5,985)	10,170	(25,804)	15,986
INCOME TAX (BENEFIT)/EXPENSE	(2,880)	2,203	(3,062)	5,268
NET (LOSS)/INCOME	$(3,105)	$7,967	$(22,742)	$10,718

COMPREHENSIVE (LOSS)/INCOME	$(3,105)	$7,967	$(22,742)	$10,718

EARNINGS PER SHARE:
Basic	$(0.05)	$0.11	$(0.34)	$0.14
Diluted	$(0.05)	$0.11	$(0.34)	$0.14

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	66,438	72,512	66,845	73,959
Diluted	66,438	73,473	66,845	74,757
See Notes to Unaudited Consolidated Financial Statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in Thousands) (Unaudited)

	Common Stock					Treasury Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	At Average Cost	Total
BALANCE, February 3, 2018	76,724	$926	$199,099	$704,395	$—	15,923	$(256,106)	$648,314
Net income	—	—	—	517	—	—	—	517
Exercise of stock options and restricted stock	854	9	(9)	—	—	—	—	—
Share-based compensation	—	—	3,814	—	—	—	—	3,814
Repurchase of common stock	(2,519)	—	—	—	—	2,519	(18,245)	(18,245)
BALANCE, May 5, 2018	75,059	$935	$202,904	$704,912	$—	18,442	$(274,351)	$634,400
Net income	—	—	—	2,234	—	—	—	2,234
Exercise of stock options and restricted stock	131	1	(1)	—	—	—	—	—
Share-based compensation	—	—	3,452	—	—	—	—	3,452
Repurchase of common stock	(1,809)	—	—	—	—	1,809	(16,396)	(16,396)
BALANCE, August 4, 2018	73,381	$936	$206,355	$707,146	$—	20,251	$(290,747)	$623,690
Net income	—	—	—	7,967	—	—	—	7,967
Exercise of stock options and restricted stock	3	—	(29)	(14)	—	(3)	43	—
Share-based compensation	—	—	3,550	—	—	—	—	3,550
Repurchase of common stock	(2,480)	—	—	—	—	2,480	(24,170)	(24,170)
BALANCE, November 3, 2018	70,904	$936	$209,876	$715,099	$—	22,728	$(314,874)	$611,037

	Common Stock					Treasury Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	At Average Cost	Total
BALANCE, February 2, 2019	67,424	$936	$211,981	$713,864	$—	26,208	$(341,603)	$585,178
Adoption of ASC Topic 842	—	—	—	(5,482)	—	—	—	(5,482)
Net loss	—	—	—	(9,934)	—	—	—	(9,934)
Exercise of stock options and restricted stock	1,024	—	(4,316)	(8,735)	—	(1,024)	13,051	—
Share-based compensation	—	—	2,372	—	—	—	—	2,372
Repurchase of common stock	(1,273)	—	—	—	—	1,273	(6,387)	(6,387)
BALANCE, May 4, 2019	67,175	$936	$210,037	$689,713	$—	26,457	$(334,939)	$565,747
Net loss	—	—	—	(9,703)	—	—	—	(9,703)
Exercise of stock options and restricted stock	93	—	(311)	(867)	—	(93)	1,178	—
Share-based compensation	—	—	2,424	—	—	—	—	2,424
Repurchase of common stock	(1)	—	—	—	—	1	(4)	(4)
BALANCE, August 3, 2019	67,267	$936	$212,150	$679,143	$—	26,365	$(333,765)	$558,464
Net loss	—	—	—	(3,105)	—	—	—	(3,105)
Exercise of stock options and restricted stock	55	—	(169)	(499)	—	(55)	668	—
Share-based compensation	—	—	2,408	—	—	—	—	2,408
Repurchase of common stock	(2,821)	—	—	—	—	2,821	(8,765)	(8,765)
BALANCE, November 2, 2019	64,501	$936	$214,389	$675,539	$—	29,131	$(341,862)	$549,002
See Notes to Unaudited Consolidated Financial Statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands) (Unaudited)

	Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(22,742)	$10,718
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	64,121	64,099
Loss on disposal of property and equipment	1,098	303
Impairment charge	2,282	—
Impairment of equity method investment	500	—
Share-based compensation	7,204	10,816
Deferred taxes	212	(42)
Landlord allowance amortization	(1,782)	(8,702)
Other non-cash adjustments	(500)	(500)
Changes in operating assets and liabilities:
Receivables, net	5,169	(3,412)
Inventories	(78,165)	(102,039)
Accounts payable, deferred revenue, and accrued expenses	71,891	52,187
Other assets and liabilities	(16,454)	(5,113)
Net cash provided by operating activities	32,834	18,315

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(20,503)	(32,402)
Net cash used in investing activities	(20,503)	(32,402)

CASH FLOWS FROM FINANCING ACTIVITIES:
Costs incurred in connection with debt arrangements	(849)	—
Payments on lease financing obligations	(81)	(1,385)
Repayments of financing arrangements	—	(750)
Repurchase of common stock under share repurchase program	(13,603)	(56,161)
Repurchase of common stock for tax withholding obligations	(1,553)	(2,650)
Net cash used in financing activities	(16,086)	(60,946)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,755)	(75,033)
CASH AND CASH EQUIVALENTS, Beginning of period	171,670	236,222
CASH AND CASH EQUIVALENTS, End of period	$167,915	$161,189
See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

1. Description of Business and Basis of Presentation
Business Description
Express, Inc., together with its subsidiaries (“Express” or the “Company”), is a leading fashion brand for women and men. Since 1980, Express has provided the latest apparel and accessories to help customers build a wardrobe for every occasion, offering fashion and quality at an attractive value. As of November 2, 2019, Express operated 411 primarily mall-based retail stores in the United States and Puerto Rico as well as 215 factory outlet stores. Additionally, as of November 2, 2019, the Company earned revenue from 13 franchise stores in Latin America. These franchise stores are operated by franchisees pursuant to franchise agreements. Under the franchise agreements, the franchisees operate stand-alone Express stores that sell Express-branded apparel and accessories purchased directly from the Company.
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. References herein to “2019” and “2018” represent the 52-week period ended February 1, 2020 and the 52-week period ended February 2, 2019, respectively. All references herein to “the third quarter of 2019” and “the third quarter of 2018” represent the thirteen weeks ended November 2, 2019 and November 3, 2018, respectively.
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
Segment Reporting
The Company defines an operating segment on the same basis that it uses to evaluate performance internally. The Company has determined that, together, its Chief Executive Officer and its President and Chief Operating Officer are the Chief Operating Decision Maker, and that there is one operating segment. Therefore, the Company reports results as a single segment, which includes the operation of its Express brick-and-mortar retail and outlet stores, e-commerce operations, and franchise operations.
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

The Company adopted ASC 842 on February 3, 2019 on a modified retrospective basis and applied the new standard to all leases through a cumulative-effect adjustment to beginning retained earnings. As a result, comparative financial information has not been restated and continues to be reported under the accounting standards in effect for the respective periods. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which permitted companies not to reassess prior conclusions on lease identification, lease classification and initial direct costs. The Company did not elect the hindsight practical expedient.

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

2. Revenue Recognition
The following is information regarding the Company’s major product categories and sales channels:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
	(in thousands)
Apparel	$422,468	$446,395	$1,219,628	$1,292,029
Accessories and other	48,355	50,860	144,846	151,007
Other revenue	17,660	17,706	47,995	44,882
Total net sales	$488,483	$514,961	$1,412,469	$1,487,918

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
	(in thousands)
Retail	$356,758	$388,830	$1,022,703	$1,137,092
Outlet	114,065	108,425	341,771	305,944
Other revenue	17,660	17,706	47,995	44,882
Total net sales	$488,483	$514,961	$1,412,469	$1,487,918
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

Revenue related to the Company’s international franchise operations were not material for any period presented and, therefore, are not reported separately from domestic revenue.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
	(in thousands)
Beginning balance loyalty deferred revenue	$14,766	$18,313	$15,319	$14,186
Reduction in revenue/(revenue recognized)	(1,313)	(2,843)	(1,866)	1,284
Ending balance loyalty deferred revenue	$13,453	$15,470	$13,453	$15,470
Sales Returns Reserve
The Company reduces net sales and provides a reserve for projected merchandise returns based on prior experience. Merchandise returns are often resalable merchandise and are refunded by issuing the same payment tender as the original purchase. The sales returns reserve was $11.8 million and $9.9 million as of November 2, 2019 and February 2, 2019, respectively, and is included in accrued expenses on the unaudited Consolidated Balance Sheets. The asset related to projected returned merchandise is included in other assets on the unaudited Consolidated Balance Sheets.
Gift Cards
The Company sells gift cards in its stores, on its e-commerce website, and through third parties. These gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The gift card liability balance was $18.8 million and $25.1 million, as of November 2, 2019 and February 2, 2019, respectively, and is included in deferred revenue on the Consolidated Balance Sheets. The Company recognizes revenue from gift cards when they are redeemed by the customer. The Company also recognizes income on unredeemed gift cards, referred to as “gift card breakage.” Gift card breakage is recognized proportionately using a time-based attribution method from issuance of the gift card to the time when it can be determined that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. The gift card breakage rate is based on historical redemption patterns. Gift card breakage is included in net sales in the unaudited Consolidated Statements of Income and Comprehensive Income.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
	(in thousands)
Beginning gift card liability	$19,966	$20,335	$25,133	$26,737
Issuances	7,157	7,393	22,826	24,376
Redemptions	(7,699)	(8,241)	(26,617)	(29,681)
Gift card breakage	(623)	(616)	(2,541)	(2,561)
Ending gift card liability	$18,801	$18,871	$18,801	$18,871
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

In connection with the Card Agreement, the Bank agreed to pay the Company a $20.0 million refundable payment which the Company recognized upon receipt as deferred revenue within other long-term liabilities in the Consolidated Balance Sheets and began to recognize into income on a straight-line basis commencing January of 2018. As of November 2, 2019, the deferred revenue balance of $14.9 million will be recognized over the remaining term of the amended Card Agreement within the other revenue component of net sales.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
	(in thousands)
Beginning balance refundable payment liability	$15,589	$18,467	$17,028	$19,906
Recognized in revenue	(719)	(719)	(2,158)	(2,158)
Ending balance refundable payment liability	$14,870	$17,748	$14,870	$17,748

3. Earnings Per Share
The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
	(in thousands)
Weighted-average shares - basic	66,438	72,512	66,845	73,959
Dilutive effect of stock options and restricted stock units	—	961	—	798
Weighted-average shares - diluted	66,438	73,473	66,845	74,757
Equity awards representing 8.9 million and 7.2 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen and thirty-nine weeks ended November 2, 2019, as the inclusion of these awards would have been anti-dilutive. Equity awards representing 2.5 million and 3.4 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen and thirty-nine weeks ended November 3, 2018, as the inclusion of these awards would have been anti-dilutive.
Additionally, for the thirteen weeks ended November 2, 2019, approximately 0.4 million shares were excluded from the computation of diluted weighted average shares because the number of shares that will ultimately be issued is contingent on the Company’s performance compared to pre-established performance goals which have not been achieved as of November 2, 2019.

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
Financial Assets
The following table presents the Company’s financial assets, recorded in cash and cash equivalents on the unaudited Consolidated Balance Sheets, measured at fair value on a recurring basis as of November 2, 2019 and February 2, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall.

	November 2, 2019
	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$139,226	$—	$—

	February 2, 2019
	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$155,014	$—	$—
The money market funds are valued using quoted market prices in active markets.
The carrying amounts reflected on the unaudited Consolidated Balance Sheets for the remaining cash and cash equivalents, receivables, prepaid expenses, and payables as of November 2, 2019 and February 2, 2019 approximated their fair values.
Non-Financial Assets
The Company’s non-financial assets, which include fixtures, equipment, improvements, right of use assets, and intangible assets, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur indicating the carrying value of these assets may not be recoverable, or annually in the case of indefinite-lived intangibles, an impairment test is required. The impairment test requires the Company to estimate the fair value of the assets and compare this to the carrying value of the assets. If the fair value of the asset is less than the carrying value, then an impairment charge is recognized, and the non-financial assets are recorded at fair value. The Company estimates the fair value using a discounted cash flow model or other fair value models as appropriate. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results, and projected cash flows. During the thirteen weeks ended November 2, 2019, the Company did not recognize any impairment charges. During the thirty-nine weeks ended November 2, 2019, the Company recognized impairment charges of approximately $2.3 million. During the thirteen and thirty-nine weeks ended November 3, 2018, the Company did not recognize any impairment charges. Impairment charges are recorded in cost of goods sold, buying and occupancy costs in the unaudited Consolidated Statements of Income and Comprehensive Income.

5. Intangible Assets
The following table provides the significant components of intangible assets:

	November 2, 2019
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename/domain names/trademarks	$197,618	$—	$197,618
Licensing arrangements	425	356	69
	$198,043	$356	$197,687

	February 2, 2019
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename/domain names/trademarks	$197,618	$—	$197,618
Licensing arrangements	425	319	106
	$198,043	$319	$197,724
The Company’s tradename, internet domain names, and trademarks have indefinite lives. Licensing arrangements are amortized over a period of ten years and are included in other assets on the unaudited Consolidated Balance Sheets.
In 2018, the Company performed a quantitative analysis and determined that no impairment was necessary on its intangible assets with indefinite lives. This analysis resulted in estimated fair values that exceeded the carrying values by a more than an insignificant amount; however, the estimated fair values decreased compared to the prior year due to decreased financial results. During the thirty-nine weeks ended November 2, 2019, the Company continued to experience negative comparable sales and a stock price below historic levels. The Company has evaluated whether these indicate a potential impairment of intangible assets with indefinite lives as of November 2, 2019. Additionally, the Company has considered, among other factors, the 2019 full year forecast, whether the results for the thirty-nine week period ended November 2, 2019 were consistent with the forecast, and expected future expense reductions. Based on these factors, the Company determined there were no events or circumstances that indicate it is more likely than not that the fair value of its intangible assets with indefinite lives is less than the carrying value. However, the intangible assets with indefinite lives are at risk of impairment if comparable sales continue to decline more than our expectations, future expense reductions are not achieved, or the Company does not meet its forecasted financial results.

6. Income Taxes
The provision for income taxes is based on a current estimate of the annual effective tax rate, adjusted to reflect the effect of discrete items. The Company’s effective income tax rate may fluctuate from quarter to quarter as a result of a variety of factors, including the estimate of annual pre-tax income, the related changes in the estimate, and the effect of discrete items. The impact of these items on the effective tax rate will be greater at lower levels of pre-tax earnings.
For 2019, the Company's estimated annual effective tax rate has fluctuated with small changes in the estimated full-year pre-tax income due to near break-even forecasted pre-tax earnings. Differences between pre-tax book and taxable income, such as non-deductible executive compensation, cause the effective income tax rate to vary significantly. Accordingly, the Company does not believe that it can estimate the annual effective tax rate for 2019 with sufficient precision and, as permitted by GAAP, has determined the income tax benefit for the thirty-nine weeks ended November 2, 2019 based upon year-to-date pre-tax loss and the effect of differences between book and taxable loss.
The Company’s effective tax rate was 48.1% and 21.7% for the thirteen weeks ended November 2, 2019 and November 3, 2018, respectively. The effective tax rate for the thirteen weeks ended November 2, 2019 reflects a $1.4 million change in estimate from the second quarter provision due to a change in the previously forecasted annual effective tax rate.
The Company’s effective tax rate was 11.9% and 33.0% for the thirty-nine weeks ended November 2, 2019 and November 3, 2018, respectively. The effective tax rate for the thirty-nine weeks ended November 2, 2019 reflects a tax benefit from a pre-tax loss offset by $2.6 million of discrete tax expense related to a tax shortfall for share-based compensation. The effective tax rate for the thirty-nine weeks ended November 3, 2018 reflects $1.3 million of discrete tax expense related to a tax shortfall for share-based compensation partially offset by a net discrete tax benefit of $0.6 million.

7. Leases
The Company leases all of its store locations and its corporate headquarters, which also includes its distribution center, under operating leases. The store leases typically have initial terms of 5 to 10 years. The current lease term for the corporate headquarters expires in 2026, with one optional five-year extension period. The Company also leases certain equipment and other assets under operating leases, typically with initial terms of 3 to 5 years. The lease term includes the initial contractual term as well as any options to extend the lease when it is reasonably certain that the Company will exercise that option. Leases with an initial term of 12 months or less (short-term leases) are not recorded on the balance sheet. The Company does not currently have any material short-term leases. The Company is generally obligated for the cost of property taxes, insurance and other landlord costs, including common area maintenance charges, relating to its leases. If these charges are fixed, they are combined with lease payments in determining the lease liability; however, if such charges are not fixed, they are considered variable lease costs and are expensed as incurred. The variable payments are not included in the measurement of the lease liability or asset. The Company’s finance leases are immaterial.

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

The following table is a summary of the Company’s components of net lease cost, which is included in cost of goods sold, buying and occupancy costs, on the unaudited Consolidated Statements of Income and Comprehensive Income:

Thirty-Nine Weeks Ended
November 2, 2019
(in thousands)
Operating lease costs	$206,672
Variable and short-term lease costs	53,375
Total lease costs	$260,047

Supplemental cash flow information related to leases is as follows:

Thirty-Nine Weeks Ended
November 2, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$214,609
Right-of-use assets obtained in exchange for operating lease liabilities	$11,491

Supplemental balance sheet information related to leases as of November 2, 2019 is as follows:

Thirty-Nine Weeks Ended
November 2, 2019
Operating leases:
Weighted average remaining lease term (in years)	5.8
Weighted average discount rate	4.8%

The Company’s lease agreements do not provide an implicit rate, so the Company uses an estimated incremental borrowing rate, which is derived from third-party information available at the lease commencement date, in determining the present value of lease payments. The rate used is for a secured borrowing of a similar term as the lease.

The following table reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the unaudited Consolidated Balance Sheets as of November 2, 2019:

November 2, 2019
(in thousands)
2019 (remaining)	$67,114
2020	272,902
2021	236,660
2022	217,736
2023	193,253
Thereafter	394,877
Total minimum lease payments	1,382,542
Less: amount of lease payments representing interest	223,556
Present value of future minimum lease payments	1,158,986
Less: current obligations under leases	222,439
Long-term lease obligations	$936,547

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

8. Debt
A summary of the Company’s financing activities are as follows:
Revolving Credit Facility
On May 24, 2019, Express Holding, LLC, a wholly-owned subsidiary of the Company (“Express Holding”), and its subsidiaries entered into a First Amendment to the Second Amended and Restated $250.0 million Asset-Based Loan Credit Agreement (“Revolving Credit Facility”). The expiration date of the Revolving Credit Facility is May 24, 2024. As of November 2, 2019, there were no borrowings outstanding and approximately $247.3 million was available for borrowing under the Revolving Credit Facility.
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

Letters of Credit
The Company may enter into stand-by letters of credit (“stand-by LCs”) on an as-needed basis to secure payment obligations for merchandise purchases and other general and administrative expenses. As of November 2, 2019 and February 2, 2019, outstanding stand-by LCs totaled $2.7 million and $3.0 million, respectively.

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

As of April 30, 2018, upon the recommendation of the Committee, the Board unanimously approved and adopted, subject to stockholder approval, the Express, Inc. 2018 Incentive Compensation Plan (the “2018 Plan”) to replace the 2010 Plan. On June 13, 2018, stockholders of the Company approved the 2018 Plan and all grants made subsequent to that approval will be made under the 2018 Plan, other than inducement grants made under the NYSE listing standards, which do not require stockholder approval but are otherwise subject to the terms and conditions of the 2018 Plan. In the third quarter of 2019, in connection with updates made by the Company to its policy regarding the clawback of incentive compensation awarded to associates, the Board approved an amendment to the 2018 Plan, solely for the purpose of updating the language regarding the recoupment of an Award granted under the 2018 Plan.

The following summarizes share-based compensation expense:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
	(in thousands)
Restricted stock units	$2,088	$3,015	$6,417	$9,347
Stock options	304	255	468	842
Performance-based restricted stock units	16	280	319	627
Total share-based compensation	$2,408	$3,550	$7,204	$10,816
The stock compensation related income tax benefit recognized by the Company during the thirteen and thirty-nine weeks ended November 2, 2019 was $0.1 million and $1.7 million, respectively. The stock compensation related income tax benefit recognized by the Company during the thirteen and thirty-nine weeks ended November 3, 2018 was negligible and $2.5 million, respectively.
Restricted Stock Units
During the thirty-nine weeks ended November 2, 2019, the Company granted restricted stock units (“RSUs”) under the terms of the 2018 Plan. The fair value of RSUs is determined based on the Company’s closing stock price on the day prior to the grant date in accordance with the 2018 Plan. The RSUs granted in 2019, in general, vest ratably over four years and the expense related to these RSUs will be recognized using the straight-line attribution method over this vesting period.

The Company’s activity with respect to RSUs, including awards with performance conditions granted prior to 2018, for the thirty-nine weeks ended November 2, 2019 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value Per Share
	(in thousands, except per share amounts)
Unvested, February 2, 2019	3,064	$8.95
Granted	3,830	$3.70
Vested	(1,172)	$10.17
Forfeited	(1,052)	$6.43
Unvested, November 2, 2019	4,670	$4.91
The total fair value of RSUs that vested during the thirty-nine weeks ended November 2, 2019 was $11.9 million. As of November 2, 2019, there was approximately $16.7 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.8 years.
Stock Options
The Company’s activity with respect to stock options during the thirty-nine weeks ended November 2, 2019 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding, February 2, 2019	2,379	$16.40
Granted	2,320	$2.60
Exercised	—	$—
Forfeited or expired	(642)	$15.09
Outstanding, November 2, 2019	4,057	$8.71	7.0	$1,624
Expected to vest at November 2, 2019	2,268	$2.97	9.6	$1,517
Exercisable at November 2, 2019	1,634	$17.25	3.3	$—
The following provides additional information regarding the Company's stock options:

Thirty-Nine Weeks Ended
November 2, 2019
(in thousands, except per share amounts)
Weighted average grant date fair value of options granted (per share)	$1.25
Total intrinsic value of options exercised	$—
As of November 2, 2019, there was approximately $2.6 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of approximately 1.9 years.
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
November 2, 2019
Risk-free interest rate (1)	1.93%
Price volatility (2)	47.27%
Expected term (years) (3)	6.29
Dividend yield (4)	—
(1)Represents the yield on U.S. Treasury securities with a term consistent with the expected term of the stock options.
(2)Primarily based on the historical volatility of the Company's common stock over a period consistent with the expected term of the stock options.
(3)Calculated using the midpoint scenario, which combines historical exercise data with hypothetical exercise data for outstanding options. The Company believes this data currently represents the best estimate of the expected term of granted employee stock options.
(4)The Company does not currently plan on paying regular dividends.
Performance-based Restricted Stock Units
In the first quarter of 2018, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock upon vesting. The number of shares earned could range between 0% and 200% of the target amount depending upon performance achieved over a three-year vesting period. The performance conditions of the award include adjusted diluted earnings per share (EPS) targets and total shareholder return (TSR) of the Company’s common stock relative to a select group of peer companies. As of November 2, 2019, there were 0.2 million shares outstanding of the 2018 performance grant with a grant date fair value of $7.54 per share.
Cash-Settled Awards

In 2019 and 2018, the Company granted cash-settled awards to a limited number of senior executive-level employees. These awards are classified as liabilities, are valued based on the fair value of the award at the grant date and are remeasured at each reporting date until settlement with compensation expense being recognized in proportion to the completed requisite period up until date of settlement. The amount of cash earned could range between 0% and 200% of the target amount depending upon performance achieved over the three-year vesting period. The performance conditions of the award include EPS targets and TSR of the Company’s common stock relative to a select group of peer companies. A Monte Carlo valuation model is used to determine the fair value of the awards. As of November 2, 2019, $1.4 million of total unrecognized compensation cost is expected to be recognized on cash-settled awards over a weighted-average period of 2.1 years.

10. Commitments and Contingencies
In a complaint filed in January 2017 by Mr. Jorge Chacon in the Superior Court for the State of California for the County of Orange, certain subsidiaries of the Company were named as defendants in a representative action alleging violations of California state wage and hour statutes and other labor standards. The lawsuit seeks unspecified monetary damages and attorneys’ fees. In July 2018, former associate Ms. Christie Carr filed suit in Alameda County Superior Court for the State of California naming certain subsidiaries of the Company in a representative action alleging violations of California State wage and hour statutes and other labor standard violations. The lawsuit seeks unspecified monetary damages and attorneys’ fees. On January 28, 2019, Jorge Chacon filed a second representative action in the Superior Court for the State of California for the County of Orange alleging violations of California state wages and hour statutes and other labor standard violations. The lawsuit seeks unspecified monetary damages and attorneys' fees. The Company is vigorously defending itself against these claims and, as of November 2, 2019, has established an estimated liability based on its best estimate of the outcome of the matters.

The Company is subject to various other claims and contingencies arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

11. Investment in Equity Interests
In 2016, the Company made a $10.1 million investment in Homage, LLC, a privately held retail company based in Columbus, Ohio. The non-controlling investment in the entity is being accounted for under the equity method. Under the terms of the agreement governing the investment, the Company’s investment was increased by $0.5 million during the second quarter of both 2018 and 2019, as the result of an accrual of a non-cash preferred yield. This investment is assessed for impairment whenever factors indicate an other than temporary loss in value. Factors providing evidence of such a loss include the fair value of an investment that is less than its carrying value, absence of an ability to recover the carrying value or the investee’s inability to generate income sufficient to justify the carrying value. As a result of this assessment in 2018, the Company determined the carrying value exceeded the fair value and recognized an $8.4 million impairment charge within other expense/(income), net in the Consolidated Statements of Income and Comprehensive Income. In addition, during the second quarter of 2019, the Company recognized an additional $0.5 million impairment charge within other expense/(income), net in the unaudited Consolidated Statements of Income and Comprehensive Income. The remaining $2.7 million investment, inclusive of the $1.5 million preferred yield, is included in other assets on the unaudited Consolidated Balance Sheets. The fair value of the equity method investment was determined based on applying income and market approaches. The income approach relied on the discounted cash flow method and the market approach relied on a market multiple approach considering historical and projected financial results.
12. Stockholders’ Equity
On November 28, 2017, the Board approved a new share repurchase program that authorized the Company to repurchase up to $150.0 million of the Company’s outstanding common stock using available cash (the “2017 Repurchase Program”). Under the 2017 Repurchase Program, the Company may repurchase shares on the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and amount of stock repurchases will depend on a variety of factors, including business and market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified, or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the program. In 2018, the Company repurchased 10.0 million shares of its common stock under the 2017 Repurchase Program for an aggregate amount equal to $83.2 million, including commissions. During the thirteen weeks ended November 2, 2019, the Company repurchased 2.8 million shares of its common stock under the 2017 Repurchase Program for an aggregate amount equal to $8.7 million, including commissions. During the thirty-nine weeks ended November 2, 2019, the Company repurchased 3.7 million shares of its common stock under the 2017 Repurchase Program for an aggregate amount equal to $13.6 million, including commissions. As of November 2, 2019, the Company had approximately $36.2 million remaining under this authorization. In addition, subsequent to November 2, 2019 through December 10, 2019, the Company repurchased an additional 0.6 million shares of its common stock under the 2017 Repurchase Program for an aggregate amount equal to $2.0 million, including commissions.

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

Q3 2019 vs. Q3 2018
•Net sales decreased 5.1% to $488.5 million
•Comparable sales decreased 5%
•Comparable retail sales (includes both retail stores and e-commerce sales) decreased 5%
•Comparable outlet sales decreased 5%
•Gross margin percentage decreased 250 basis points to 28.2%
•Operating (loss)/income decreased $16.9 million to a loss of $6.7 million
•Net (loss)/income decreased $11.1 million to a loss of $3.1 million
•Diluted earnings per share (EPS) decreased $0.16 to a loss of $0.05

The following charts show key performance metrics for the third quarter of 2019 compared to the third quarter of 2018.

Outlook & Third Quarter Update
As we move forward, we will be focused on four foundational elements: product, brand, customer and execution. While we expect our results to remain challenging in the near-term, we believe that by focusing on these foundational elements we have a significant opportunity to improve the trend of the business and return the business to long term profitable growth. The following defines each area and provides an update on each priority for the third quarter:
Product
Express was once seen as a fashion authority and a trusted resource to help customers build their wardrobe. We’ve lost some of that credibility due to product misses. While there are areas of strength in our women’s and men’s assortment, we need to be winning in key categories. To accomplish this, we have identified and taken action in the following areas during the quarter:

•Women’s Tops. We’ve had too much depth in older key items and not enough breadth and style diversity. We are conducting tests to understand the impact of optimizing our tops assortment by adding different colors, fabrics, prints and silhouettes and will apply these learnings going forward.

•Speed to market. In order to move faster and get more newness in our assortment, we have implemented a new InstaBuy process for both Women’s and Men’s. In addition, we have re-engineered our product development calendar to ensure we can deliver more newness, more often.

•Product categorization. We are rethinking the brand’s traditional approach to categorizing our product into four lifestyles based on wearing occasions. Our floorsets now reflect a more edited, integrated, modern approach and provide more inspiration for the customer. Moving forward we will offer more versatility to our customers in building their wardrobes.

Brand
We believe we have an opportunity to clarify our brand purpose and message and more closely connect it to our product strategy to tell our story in a more powerful and consistent way. We have begun work around the articulation of our brand as well as engaging our customers in different and more impactful ways.

Customer
We need to be more effective at retaining existing customers and attracting new ones. We are using a marketing mix model tool to assess where we are spending our marketing dollars and which channels deliver the best return on investment and we are also using multi-touch attribution tool to evaluate the real-time performance of our in-market messages and track the customer’s journey to purchase, both online and offline. In addition, we are enhancing our customer contact strategy with a more personalized approach to email and utilizing advanced analytics to help drive customer retention.

Execution
We need to deliver a better and more consistent experience across channels, and we must reduce our operating expenses. We are in the process of identifying cost savings opportunities, right sizing our expenses and finalizing our fleet rationalization plans. We are also focused on improving the performance of our brick and mortar stores by reducing time spent on non-selling activities and improving conversion and other metrics through improved merchandise flow and a better customer experience.

Additionally, we have thoroughly assessed our go-to-market strategy and identified a number of opportunities for improvement that we plan to implement going forward, as well as working to right size our inventory and improve turns.

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
Comparable Sales
Comparable sales is a measure of the amount of sales generated in a period relative to the amount of sales generated in the comparable prior year period. Comparable sales for the third quarter of 2019 were calculated using the 13-week period ended November 2, 2019 as compared to the 13-week period ended November 3, 2018.

Comparable retail sales includes:
•Sales from retail stores that were open 12 months or more as of the end of the reporting period
•E-commerce sales

Comparable outlet sales includes:
•Sales from outlet stores that were open 12 months or more as of the end of the reporting period, including conversions

Comparable sales excludes:
•Sales from stores where the square footage has changed by more than 20% due to remodel or relocation activity
•Sales from stores in a phased remodel where a portion of the store is under construction and therefore not productive selling space
•Sales from stores where the store cannot open due to weather damage or other catastrophe

Our business and our comparable sales are subject, at certain times, to calendar shifts, which may occur during key selling periods close to holidays such as Easter, Thanksgiving, and Christmas, and regional fluctuations for events such as sales tax holidays.
Cost of goods sold, buying and occupancy costs
Includes the following:
•Direct cost of purchased merchandise
•Inventory shrink and other adjustments
•Inbound and outbound freight
•Merchandising, design, planning and allocation, and manufacturing/production costs
•Occupancy costs related to store operations (such as rent and common area maintenance, utilities, and depreciation on assets)
•Logistics costs associated with our e-commerce business

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
Selling, General, and Administrative Expenses
Includes operating costs not included in cost of goods sold, buying and occupancy costs such as:
•Payroll and other expenses related to operations at our corporate offices
•Store expenses other than occupancy costs
•Marketing expenses, including production, mailing, print, and digital advertising costs, among other things
With the exception of store payroll, certain marketing expenses, and incentive compensation, selling, general, and administrative expenses generally do not vary proportionally with net sales. As a result, selling, general, and administrative expenses as a percentage of net sales are usually higher in lower volume quarters and lower in higher volume quarters.

Results of Operations
The Third Quarter of 2019 compared to the Third Quarter of 2018
Net Sales

	Thirteen Weeks Ended
	November 2, 2019	November 3, 2018
Net sales (in thousands)	$488,483	$514,961
Comparable retail sales	(5)%	1%
Comparable outlet sales	(5)%	(1)%
Total comparable sales percentage change	(5)%	—%
Gross square footage at end of period (in thousands)	5,319	5,400
Number of:
Stores open at beginning of period	626	631
New retail stores	—	—
New outlet stores	6	5
Retail stores converted to outlets	(3)	(2)
Closed stores	(3)	—
Stores open at end of period	626	634
Net sales in the third quarter of 2019 decreased approximately $26.5 million compared to the third quarter of 2018. The decrease was primarily attributable to decreases in retail and outlet comparable sales. The decrease in retail comparable sales was the result of decreased traffic at our retail stores and a decrease in the number of transactions. In addition, our retail sales were negatively impacted by our decision to strategically reduce the number of store-wide and site-wide promotions. The decrease in our outlet comparable sales was the result of decreased traffic and a lower average selling price.

Gross Profit
The following table shows cost of goods sold, buying and occupancy costs, gross profit in dollars, and gross margin percentage for the stated periods:

	Thirteen Weeks Ended
	November 2, 2019	November 3, 2018
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$350,810	$356,812
Gross profit	$137,673	$158,149
Gross margin percentage	28.2%	30.7%
The 250 basis point decrease in gross margin percentage, or gross profit as a percentage of net sales, in the third quarter of 2019 compared to the third quarter of 2018 was comprised of a 140 basis point decrease in merchandise margin and a 110 basis point increase in buying and occupancy costs as a percentage of net sales. The decrease in merchandise margin was primarily driven by actions to move through clearance inventory and product that did not fit with our evolving product strategy. This was partially offset by being more strategic with our promotional activity during the quarter. The increase in buying and occupancy costs as a percentage of net sales was primarily the result of the decrease in sales.
Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	Thirteen Weeks Ended
	November 2, 2019	November 3, 2018
	(in thousands, except percentages)
Selling, general, and administrative expenses	$144,301	$148,294
Selling, general, and administrative expenses, as a percentage of net sales	29.5%	28.8%
The $4.0 million decrease in selling, general, and administrative expenses in the third quarter of 2019 as compared to the third quarter of 2018 was the result of decreased store payroll of $2.1 million, marketing expenses of $2.0 million and home office payroll, including incentive and stock-based compensation, of $1.2 million. These decreases were partially offset by a $1.8 million increase in professional fees.
Income Tax (Benefit)/Expense
The following table shows income tax (benefit)/expense in dollars for the stated periods:

	Thirteen Weeks Ended
	November 2, 2019	November 3, 2018
	(in thousands)
Income tax (benefit)/expense	$(2,880)	$2,203
The effective tax rate was 48.1% for the thirteen weeks ended November 2, 2019 compared to 21.7% for the thirteen weeks ended November 3, 2018. The effective tax rate for the thirteen weeks ended November 2, 2019 reflects a $1.4 million change in estimate from the second quarter provision due to an increase from the previously forecasted annual effective tax rate. The effective tax rate, excluding discrete items, was 44.0% and 28.1% for the thirteen weeks ended November 2, 2019 and November 3, 2018, respectively. The effective tax rate in the third quarter of 2019 was higher than the statutory tax rate primarily due to the previously mentioned change in estimate from the second quarter provision. Refer to Note 6 in our unaudited Consolidated Financial Statements for further discussion regarding the method for determining the income tax benefit for the thirteen weeks ended November 2, 2019.

The Thirty-Nine Weeks Ended November 2, 2019 compared to the Thirty-Nine Weeks Ended November 3, 2018
Net Sales

	Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018
Net sales (in thousands)	$1,412,469	$1,487,918
Comparable retail sales	(7)%	1%
Comparable outlet sales	(3)%	1%
Total comparable sales percentage change	(6)%	1%
Gross square footage at end of period (in thousands)	5,319	5,400
Number of:
Stores open at beginning of period	631	635
New retail stores	—	—
New outlet stores	31	36
Retail stores converted to outlets	(27)	(29)
Closed stores	(9)	(8)
Stores open at end of period	626	634
Net sales during the thirty-nine weeks ended November 2, 2019 decreased approximately $75.4 million compared to the thirty-nine weeks ended November 3, 2018. The decrease was primarily attributable to decreases in retail and outlet comparable sales, offset in part by increases in non-comparable sales and other revenue in the thirty-nine weeks ended November 2, 2019 compared to the thirty-nine weeks ended November 3, 2018. The decrease in retail comparable sales was the result of decreased traffic at our retail and outlet stores, as well as increased promotional activity at our stores and on our website.

Gross Profit
The following table shows cost of goods sold, buying and occupancy costs, gross profit in dollars, and gross margin percentage for the stated periods:

	Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$1,025,795	$1,046,204
Gross profit	$386,674	$441,714
Gross margin percentage	27.4%	29.7%
The 230 basis point decrease in gross margin percentage, or gross profit as a percentage of net sales, in the thirty-nine weeks ended November 2, 2019 compared to the thirty-nine weeks ended November 3, 2018 was comprised of a 100 basis point decrease in merchandise margin and a 130 basis point increase in buying and occupancy costs as a percentage of net sales. The decrease in merchandise margin was primarily driven by valuation reserves on slow moving inventory and the actions we took during the first three quarters to sell through clearance inventory and inventory not aligned with our product strategy going forward. The reduction in store-wide and site-wide promotional activity in the latter half of the first quarter of 2019 that continued through the third quarter partially offset this decrease. The increase in buying and occupancy costs as a percentage of net sales was primarily the result of the decrease in sales.
Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018
	(in thousands, except percentages)
Selling, general, and administrative expenses	$415,391	$426,583
Selling, general, and administrative expenses, as a percentage of net sales	29.4%	28.7%
The $11.2 million decrease in selling, general, and administrative expenses in the thirty-nine weeks ended November 2, 2019 as compared to the thirty-nine weeks ended November 3, 2018 was the result of decreased home office payroll, including incentive compensation, of $7.5 million. In addition, there was a decrease in marketing costs of $5.3 million. These decreases were partially offset by a $5.6 million increase in professional fees.
Income Tax (Benefit)/Expense
The following table shows income tax (benefit)/expense in dollars for the stated periods:

	Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018
	(in thousands)
Income tax (benefit)/expense	$(3,062)	$5,268
The effective tax rate was 11.9% for the thirty-nine weeks ended November 2, 2019 compared to 33.0% for the thirty-nine weeks ended November 3, 2018. The effective tax rate for the thirty-nine weeks ended November 2, 2019 reflects a tax benefit from a pre-tax loss offset by $2.6 million of discrete tax expense related to a tax shortfall for share-based compensation. The effective tax rate for the thirty-nine weeks ended November 3, 2018 reflects $1.3 million of discrete tax expense related to a tax shortfall for share-based compensation. The effective tax rate, excluding discrete items, was 20.5% and 28.4% for the thirty-nine weeks ended November 2, 2019 and November 3, 2018, respectively. The effective tax rate for the current year is lower than the statutory tax rate primarily due to non-deductible executive compensation. Refer to Note 6 in our unaudited Consolidated Financial Statements for further discussion regarding the method for determining the income tax benefit for the thirty-nine weeks ended November 2, 2019.

Non-GAAP Financial Measures
We supplement the reporting of our financial information determined under United States generally accepted accounting principles (GAAP) with certain non-GAAP financial measures: adjusted net loss, adjusted operating loss, and adjusted diluted earnings per share. We believe that these non-GAAP measures provide additional useful information to assist stockholders in understanding our financial results and assessing our prospects for future performance. Management believes adjusted net loss, adjusted operating loss, and adjusted diluted earnings per share are important indicators of our business performance because they exclude items that may not be indicative of, or are unrelated to, our underlying operating results, and provide a better baseline for analyzing trends in our business. In addition, adjusted diluted earnings per share is used as a performance measure in our long-term executive compensation program for purposes of determining the number of equity awards that are ultimately earned and adjusted operating loss is a metric used in our short-term cash incentive compensation plan. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported net loss, operating loss or diluted earnings per share. These non-GAAP financial measures reflect an additional way of viewing our operations that, when viewed with the GAAP results and the below reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of our business. Management strongly encourages investors and stockholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

The tables below reconcile the non-GAAP financial measures, adjusted net loss, adjusted operating loss, and adjusted diluted earnings per share, with the most directly comparable GAAP financial measures, net loss, operating loss, and diluted earnings per share for the thirteen and thirty-nine weeks ended November 2, 2019.

	Thirteen Weeks Ended November 2, 2019
(in thousands, except per share amounts)	Operating Loss	Income Tax Impact	Net Loss	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$(6,675)		$(3,105)	$(0.05)	66,438
Impact of Executive Departures	1,716	(401)	1,315	0.02
Adjusted Non-GAAP Measure	$(4,959)		$(1,790)	$(0.03)	66,438

	Thirty-Nine Weeks Ended November 2, 2019
(in thousands, except per share amounts)	Operating Loss	Income Tax Impact		Net Loss	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$(27,989)			$(22,742)	$(0.34)	66,845
Impact of CEO Departure	—	822	(a)	822	0.01
Impact of Executive Departures	1,716	(401)		1,315	0.02
Adjusted Non-GAAP Measure	$(26,273)			$(20,605)	$(0.31)	66,845
(a)Represents the tax impact of the expiration of the former CEO's non-qualified stock options.

Liquidity and Capital Resources
A summary of cash provided by or used in operating, investing, and financing activities is shown in the following table:

	Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018
	(in thousands)
Provided by operating activities	$32,834	$18,315
Used in investing activities	(20,503)	(32,402)
Used in financing activities	(16,086)	(60,946)
Decrease in cash and cash equivalents	(3,755)	(75,033)
Cash and cash equivalents at end of period	$167,915	$161,189
Our business relies on cash flows from operations as our primary source of liquidity, with the majority of those cash flows being generated in the fourth quarter of the year. Our primary operating cash needs are for merchandise inventories, payroll, store rent and marketing. For the thirty-nine weeks ended November 2, 2019, our cash flows provided by operating activities were $32.8 million compared to $18.3 million provided by operating activities for the thirty-nine weeks ended November 3, 2018. This $14.5 million increase in cash flows from operating activities for the thirty-nine weeks ended November 2, 2019 was primarily driven by lower inventory purchases in 2019 and the timing of payments on accounts payable balances, partially offset by $33.5 million lower net income for the thirty-nine weeks ended November 2, 2019.
In addition to cash flows from operations, we have access to additional liquidity, if needed, through borrowings under our Revolving Credit Facility. As of November 2, 2019, we had $247.3 million available for borrowing under our Revolving Credit Facility. On May 24, 2019, we amended and restated our Revolving Credit Facility. The borrowing capacity under the facility remains at $250.0 million but the expiration date of the facility has been extended to May 24, 2024. Refer to Note 8 to our unaudited Consolidated Financial Statements for additional information on our Revolving Credit Facility.
We also use cash for capital expenditures and financing transactions. For the thirty-nine weeks ended November 2, 2019, we had capital expenditures of approximately $20.5 million. These relate primarily to store remodels, new outlet stores, and information technology projects to support our strategic business initiatives. We expect capital expenditures for the remainder of 2019 to be approximately $15.0 million to $18.0 million, primarily driven by store remodels and investments in information technology. These capital expenditures do not include the impact of landlord allowances, which are expected to be approximately $0.4 million for the remainder of 2019.
On November 28, 2017, the Board approved a new share repurchase program that authorizes us to repurchase up to $150.0 million of our outstanding common stock using available cash. During the thirty-nine weeks ended November 2, 2019 and the thirty-nine weeks ended November 3, 2018, we repurchased 3.7 million shares and 6.5 million shares under the share repurchase program, respectively, for aggregate amounts equal to $13.6 million and $56.2 million, including commissions, respectively. As of November 2, 2019, we had approximately $36.2 million remaining under the share repurchase program. In addition, subsequent to November 2, 2019 through December 10, 2019, the Company repurchased an additional 0.6 million shares of its common stock under the 2017 Repurchase Program for an aggregate amount equal to $2.0 million, including commissions.

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
Contractual Obligations
Our contractual obligations and other commercial commitments did not change materially between February 2, 2019 and November 2, 2019. For additional information regarding our contractual obligations as of February 2, 2019, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended February 2, 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our Revolving Credit Facility bears interest at variable rates, however, we did not borrow any amounts under the Revolving Credit Facility during the thirty-nine weeks ended November 2, 2019. Changes in interest rates are not expected to have a material impact on our future earnings or cash flows given our limited exposure to such changes.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of November 2, 2019.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the third quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
Information relating to legal proceedings is set forth in Note 10 to our unaudited Consolidated Financial Statements included in Part I of this Quarterly Report and is incorporated herein by reference.

ITEM 1A.RISK FACTORS.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding the purchase of shares of our common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during each month of the quarterly period ended November 2, 2019:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs(2)
	(in thousands, except per share amounts)
August 4, 2019 - August 31, 2019	1	$1.86	—	$44,885
September 1, 2019 - October 5, 2019	1,535	$2.99	1,535	$40,316
October 6, 2019 - November 2, 2019	1,285	$3.24	1,269	$36,213
Total	2,821		2,804
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.  OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.
Exhibits. The following exhibits are filed or furnished with this Quarterly Report:

Exhibit Number	Exhibit Description
10.1*	Amended and Restated Express, Inc. 2018 Incentive Compensation Plan.
10.2	Letter Agreement, dated as of September 23, 2019, between Express and Matthew Moellering (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on September 23, 2019).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	December 11, 2019	EXPRESS, INC.

		By:	/s/ Periclis Pericleous
Periclis Pericleous
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)