Form 10-K
period 2020-02-01
EXPRESS, INC.
filed 2020-03-17
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2020
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
 Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of August 3, 2019: $141,035,896.
 The number of outstanding shares of the registrant's common stock was 63,924,618 as of February 29, 2020.

DOCUMENT INCORPORATED BY REFERENCE:

Certain portions of the registrant's definitive Proxy Statement for its 2020 Annual Meeting of Stockholders, which is expected to be filed with the Commission within 120 days after the end of the registrant's 2019 fiscal year ("Proxy Statement for our 2020 Annual Meeting of Stockholders"), to be held on June 10, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” "potential," “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely,” “continue to,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, and financial results; our plans, objectives, strategies, and initiatives for future operations or growth; the expected outcome of such plans, objectives, strategies, and initiatives; or expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including, but not limited to those under the heading "Risk Factors" in Part I, Item 1A in this Annual Report on Form 10-K. Those factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements included in this Annual Report on Form 10-K. We caution you not to place undue reliance on these forward-looking statements. We do not undertake any obligation to make any revisions to these forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events, except as required by law, including the securities laws of the United States and rules and regulations of the Securities and Exchange Commission ("SEC").

PART I
ITEM 1. BUSINESS.
In this section, "Express", "we", "us", "the Company", and "our" refer to Express, Inc. and its consolidated subsidiaries as a combined entity. Our fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. All references herein to "2019", "2018", and "2017" refer to the 52-week period ended February 1, 2020, the 52-week period ended February 2, 2019, and the 53-week period ended February 3, 2018, respectively.
General
Express is a leading fashion brand for women and men. Since 1980, Express has provided the latest apparel and accessories to help customers build a wardrobe for every occasion, offering fashion and quality at an attractive value.

As of February 1, 2020, we operated 595 stores across the United States and in Puerto Rico, including 214 factory outlet stores. Our stores are located primarily in high-traffic shopping malls, lifestyle centers, outlet centers, and street locations, and average approximately 8,500 gross square feet. We also sell our products through our e-commerce website, www.express.com, and our mobile app, as well as through franchisees who operate Express locations in Latin America pursuant to franchise agreements. Our 2019 merchandise sales were comprised of approximately 60% women's merchandise and approximately 40% men's merchandise.
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

We believe we differentiate ourselves from our competitors as follows:

Established Lifestyle Brand. With nearly 40 years of heritage, the Express brand represents a distinct fashion point of view, that creates confidence and inspires self-expression. Express has an edited assortment designed for real-life versatility. The Express brand differentiates itself by offering 1) mix and match versatility; 2) products that are new and now; and 3) enduring modern tailored products.

Reengineered Go To Market Processes. During 2019, we thoroughly assessed our existing processes and identified a number of opportunities for improvement. As a result, we implemented our new go to market process in the Spring of 2020 and anticipate our teams will have better alignment, our products will be faster to market, and we will have better cross functional coordination in the field and at the home office. This transformed process will begin with a unified brand presentation increasing our speed to market, streamlining our calendars, and ensuring better integration across all of our marketing touchpoints. Our goal is to be more efficient, more effective, and more connected across functions and faster to market at a reduced cost. We will also work more closely with our suppliers to achieve better alignment on the aesthetics, fit and quality our customers want. All of these efforts will help us bring more newness in our assortment, more often.

Strong and Experienced Team. Our existing team, at and below the leadership level, has extensive experience in the retail apparel industry, including depth in the areas of fashion design and merchandising, supply chain management, marketing, customer experience, e-commerce, store operations, technology, planning and allocation, and real estate, as well as other diverse business experiences that we believe are valuable to us as we continue to execute our growth strategy. Experience within Express extends deep into our organization, including district and store managers.

Our future success will depend on our ability to put product first, execute with precision, engage our customers, acquire new ones, and reinvigorate our brand.
Our Products
The majority of our apparel designs are created by our in-house design team. We believe every day is an occasion and we want to help our customers dress for it. The Express Edit is our new product approach and mindset. It is about focus, curation, and standing for certain elements of fashion and style that we know matter most to our customers. Below are the five ideas that define the Express Edit.

Mix & Match Versatility. The lines between work and weekend wardrobes have blurred, so every piece in the closet has to work hard and be able to be worn to multiple wearing occasions.

New & Now. Express will once again become a place for customers to find what’s new at the quality and price they expect.

Modern Tailored. This brand has the credentials to be a go-to resource for great quality suits and tailored separates at a great value proposition. We are known for modern tailoring, and it is a core strength that we will leverage and expand.

Denim Everywhere. We believe we can become a go-to resource for refined denim. We are going to craft a new denim assortment with greater breadth of fits and washes in order to deliver on versatility for our customers.

Best of Black. Our customers gravitate to the modernity and simplicity of black, and we intend to refresh their closets by introducing new shapes and silhouettes grounded in this universal color.

We plan our product assortments and display them in our stores and online in a coordinated manner to encourage our customers to purchase items that can be worn in multiple ways for multiple wearing occasions. We believe this allows us to better meet our customers' shopping objectives while differentiating our product offerings from competitors. On average, our customers purchase two to three items per transaction.

Omni-Channel Customer Experience
We are committed to enhancing our omni-channel customer experience that offers a seamless shopping experience whether the customer is shopping in a store or online through a desktop, tablet, or mobile device. We believe the lines between our store and e-commerce channels are disappearing as customers increasingly interact with us both in-store and online and often through mobile devices while in stores. As a result, we are focused on leveraging the best of both channels to create an exceptional omni-channel shopping experience.
We design our stores to create a distinctive and engaging shopping environment and project our image of Express as a fashion authority. Our stores feature a vibrant and youthful look, bright signage, and popular music. Our stores are constructed and finished to allow us to efficiently shift merchandise displays throughout the year as seasons dictate. To further enhance our customers' experience, we seek to attract enthusiastic store associates who are committed to offering a high level of customer service. We believe our managers and associates are well equipped to assist and inspire our customers as a result of education and training we provide, the culture of accountability we foster, the incentives we offer, and the decision-making authority we grant to store managers. On average, our store managers have been with Express for over six years.
Similar to our stores, our e-commerce capabilities focus on creating an engaging and easy shopping experience that supports a vibrant, young fashion consumer, whether on a mobile device, tablet, or desktop, with a particular focus on the mobile experience. We recognize the growing preference for online shopping and continue to make enhancements to the online customer experience through improved search, site navigation and checkout capabilities, and targeted customer messaging, making shopping easier for customers. In 2020, we plan to roll out the ability to buy online and pickup in store to all of our retail stores.
Marketing
We use a variety of marketing vehicles designed to acquire new customers, engage with existing customers, increase customer traffic in-store and online, and build brand loyalty. We seek to optimize our customer relationship management ("CRM") through a number of tactics, such as test and learn programs, circulation and offer models, and greater use of digital marketing.
We use a proprietary customer database, together with data analytics, to customize our communications and make targeted offers to customers in an effort to increase customer traffic in-store and online and to increase conversion. In addition, we offer a customer loyalty program, Express NEXT, which allows customers to earn rewards for purchases and offers other incentives to engage with the Express brand. We also offer a private-label credit card through an agreement (the "Card Agreement") with Comenity Bank (the “Bank”) under which the Bank owns the credit card accounts and Alliance Data Systems Corporation provides services to our private-label credit card customers. All of our proprietary credit cards carry the Express logo. In 2020, we plan to launch our rebranded loyalty program and reissue our Express credit card. The new loyalty program will feature an updated benefit structure and new participant tiers.

Technology
We rely on information technology to operate our business. Our information technology provides a full range of business process support and information to our store, e-commerce, merchandising, financial, and real estate teams. We utilize a combination of customized and industry standard software systems to provide various functions related to point-of-sale, inventory management, design, planning and allocation, and financial reporting. During 2020, we are planning multiple system upgrades, including an updated order management system and a new assortment planning system to improve coordination and support our new go to market strategy. We believe these new systems will continue to allow us to increase speed-to-market, conduct planning and allocation with more precision, and ultimately give us the ability to maximize inventory productivity and reduce markdowns over time.
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
We purchase the majority of our merchandise outside of the United States through arrangements with approximately 111 vendors utilizing approximately 331 manufacturing facilities located in approximately 27 countries throughout the world, primarily in Asia. The top five countries from which we sourced our merchandise in 2019 were Vietnam, China, Indonesia, Bangladesh, and India, based on total cost of merchandise purchased. The top 10 manufacturing facilities, based on cost, supplied approximately 26% of our merchandise in 2019. We purchase merchandise using purchase orders, and therefore are not subject to long-term production contracts with any vendors, manufacturers, or buying agents.
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
Distribution
We utilize two facilities for the distribution of our product, both of which are owned and operated by third parties. Virtually all of the merchandise sold in our stores and on our website is first received and processed at a central distribution facility in Columbus, Ohio. From there, merchandise allocated to be sold in stores is shipped to our stores and merchandise to be sold online direct-to-consumer is shipped to a distribution facility in Richwood, Kentucky (the "Richwood Facility"). Merchandise is typically shipped to such stores and to the Richwood Facility via third-party delivery services multiple times per week, thereby providing them with a steady flow of inventory. The third party who operates the Richwood Facility is responsible for fulfilling the majority of the orders placed through our website and shipping the merchandise directly to customers or to stores for pickup, via third-party delivery services. In addition, approximately 350 retail stores have the ability to ship select online merchandise directly to our customers.

Stores
As of February 1, 2020, we operated a total of 595 stores in 46 states across the United States, as well as in Puerto Rico.
The following list shows the number of stores we operated in the United States and Puerto Rico as of February 1, 2020:

Location	Count	Location	Count	Location	Count
Alabama	5	Louisiana	7	Ohio	19
Arizona	9	Maine	3	Oklahoma	5
Arkansas	2	Maryland	14	Oregon	3
California	73	Massachusetts	15	Pennsylvania	28
Colorado	11	Michigan	18	Puerto Rico	4
Connecticut	10	Minnesota	12	Rhode Island	2
Delaware	2	Mississippi	2	South Carolina	6
Florida	49	Missouri	9	South Dakota	1
Georgia	16	Nebraska	3	Tennessee	7
Hawaii	2	Nevada	10	Texas	54
Idaho	1	New Hampshire	4	Utah	5
Illinois	28	New Jersey	25	Virginia	15
Indiana	14	New Mexico	3	Washington	9
Iowa	9	New York	42	West Virginia	1
Kansas	4	North Carolina	16	Wisconsin	12
Kentucky	5	North Dakota	1
				Total	595
The following list shows the number of stores operated by our franchisees by country as of February 1, 2020:

Location	Count
Mexico	6
Costa Rica	2
Panama	2
El Salvador	1
Guatemala	1
Total	12
Intellectual Property
The Express trademark and certain variations thereon, such as Express World Brand, are registered or are subject to pending trademark applications with the United States Patent and Trademark Office and/or with the registries of many foreign countries. In addition, we own domain names for many of our trademarks, including express.com, and we vigorously protect them against infringement.
Regulation and Legislation
We are subject to labor and employment laws and regulations, including minimum wage requirements; intellectual property laws; consumer protection laws and regulations, including those governing advertising and promotions, privacy, and product safety; laws and regulations with respect to the operation of our stores and business generally, including the Foreign Corrupt Practices Act; and laws that apply as a result of being a public company. In addition, we are subject to United States customs laws and similar laws of other countries associated with the import and export of merchandise.
Employees
We currently employ approximately 14,000 employees. Approximately 900 employees are based at our home office locations in either Columbus or New York City, approximately 60 are field-based regional and district managers, approximately 1,000 are in-store managers or co-managers, and approximately 12,000 are in-store sales associates. Approximately 20% and 80% of our associates are full-time and part-time, respectively. None of our employees are represented by a union, and we have had no labor-related work stoppages. We believe our relations with our employees are good.
Seasonality
Our business is seasonal. We define our seasons as Spring, which includes the first and second quarters, and Fall, which includes the third and fourth quarters. Historically, we have realized a higher portion of our net sales and net income in the Fall season due primarily to the impact of the holiday season. In 2019, approximately 54% of our net sales were generated in the Fall season, while approximately 46% were generated in the Spring season. Cash needs are typically higher in the third quarter due to inventory-related working capital requirements for early Fall and holiday selling periods. Our business is also subject, at certain times, to calendar shifts, which may occur during key selling periods close to holidays such as Easter, Thanksgiving, and Christmas.
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

ITEM 1A. RISK FACTORS.
Our business faces a variety of risks. The risks described below are the items of most concern to us, however these are not all of the risks we face. Additional risks and uncertainties not presently known to us, that apply to similar businesses more generally, or that we currently consider immaterial may also impair our business operations. If any of these risks occur, our business prospects, reputation, financial condition or results of operations could materially suffer, and the market price of our common stock could decline.

RISK FACTORS
External Risk Factors
Our business is sensitive to consumer spending and general economic conditions. Recessionary, slow growth, or other difficult economic conditions could adversely affect our financial performance.
Consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. Our business is impacted by factors that affect domestic and worldwide economic conditions and disposable income, particularly those that affect our target demographic, including unemployment levels, levels of consumer debt, availability of consumer credit, levels of student debt, healthcare costs, prices of non-discretionary consumer goods, reductions in net worth based on declines in the financial, residential real estate and mortgage markets, tax rates, fuel and energy prices, interest rates, consumer confidence and perceptions of personal well-being and security, the value of the United States dollar versus foreign currencies, political and regulatory uncertainty, and other macroeconomic factors. Uncertain or deteriorating economic conditions may reduce the level of consumer spending and inhibit consumers' use of credit, which may adversely affect our revenues, profits, liquidity and capital resources. In recessionary periods or periods of slow growth, we may have to increase the number of promotional sales or otherwise dispose of inventory, including fabric, for which we have previously paid to manufacture or committed to purchase and/or increase out marketing and promotional expenses in response to lower than anticipated levels of demand for our products, which could adversely affect our profitability. Our financial performance may be particularly susceptible to economic and other conditions in regions or states where we have a significant number of stores.

In addition, difficult economic conditions may exacerbate some of the other risks described in this Item 1A. Risk Factors, including those risks associated with increased competition, decreases in mall traffic, brand reputation, our ability to develop and maintain a reliable omni-channel customer experience, our ability to execute our corporate strategy and achieve our strategic objectives, the interruption of the production and flow of merchandise, and leasing substantial amounts of space. The risks could be exacerbated individually or collectively.
Our ability to attract customers to our stores that are located in malls or other shopping centers depends heavily on the success of these malls and shopping centers, and continued decreases in customer traffic in these malls or shopping centers, whether due to the growing preference for online shopping or otherwise, could cause our net sales and our profitability to be less than expected.
A significant number of our stores are located in malls and other shopping centers and many of these malls and shopping centers have been experiencing declines in customer traffic. Our sales at these stores are dependent, to a significant degree, upon the volume of traffic in those shopping centers and the surrounding area; however, our costs associated with these stores are essentially fixed. In times of declining traffic and sales, our ability to leverage these costs and our profitability are negatively impacted. Our stores benefit from the ability of a shopping center's other tenants to generate consumer traffic in the vicinity of our stores and the continuing popularity of the shopping center as a shopping destination. Our sales volume and traffic has been and we expect will continue to be adversely affected by, among other things, the decrease in popularity of malls or other shopping centers in which our stores are located, the closing of anchor stores important to our business, and declines in popularity of other stores in the malls or shopping centers in which our stores are located. Furthermore, a deterioration in the financial condition of shopping center operators or developers could, for example, limit their ability to invest in improvements and finance tenant improvements for us and other retailers and lead consumers to view these locations as less desirable. Further reduction in consumer traffic as a result of these or any other factors could have a material adverse effect on us.

The recent Coronavirus outbreak has been declared a pandemic by the World Health Organization and recently has spread to the United States and many other parts of the world and may adversely affect our business operations, store traffic, employee availability, financial condition, liquidity and cash flow.

The outbreak of the Coronavirus (“COVID-19”) continues to grow both in the U.S. and globally, and related government and private sector responsive actions may adversely affect our business operations. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation is rapidly evolving.

The spread of COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus, especially when congregating in heavily populated areas, such as malls and shopping centers. In addition, we will be closing all Express and Express Factory Outlet stores until March 27, 2020. There is significant uncertainty around the breadth and duration of these store closures and other business disruptions related to COVID-19, as well as its impact on the U.S. economy, consumer willingness to visit malls and shopping centers, and employee willingness to staff our stores once they re-open. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact.

We face significant competition that could adversely affect our ability to generate higher net sales and margins.
We face substantial competition in the specialty retail apparel and accessories industry, including from individual and chain specialty apparel retailers, local regional, national and international department stores, and e-commerce businesses. Recent proliferation of the direct-to-consumer channel has encouraged the entry of many new competitors and an increase in competition from established companies. Some of our competitors have competitive advantages relative to us, including greater financial, marketing, and other resources, lower prices, higher wages, greater e-commerce presence, more desirable store locations and faster speed-to-market. Further, our larger competitors may be better equipped to changing conditions that affect the competitive market and newer entrants may be viewed as more desirable by fashion-conscious consumers. Many of our competitors sell their products in stores that are located in the same shopping malls or lifestyle centers as our stores and many also sell their products online either exclusively or in addition to brick-and-mortar stores. We expect the retail environment for apparel to remain highly competitive, which may result in lower prices, more promotions, and lower product margins. In addition to competing for sales, we compete for favorable site locations and lease terms in shopping malls and lifestyle centers, and our competitors may be able to secure more favorable locations than us as a result of their relationships with, or appeal to, landlords or their willingness and ability to pay more for leased space. We also compete with other retailers and service-based businesses for personnel. The competition for retail talent is increasing and we may not be able to secure the talent we need to operate our stores without increasing wages. We cannot assure you that we will be able to compete successfully against existing or future competitors or maintain our product margins, and our inability to do so could have a material adverse effect on us.

We do not own or operate any manufacturing facilities and therefore depend upon third parties for the manufacture of all of our merchandise. The inability of a manufacturer to ship goods on-time to our specifications or to operate in compliance with our Vendor Code of Conduct or applicable laws could negatively impact our business.
We do not own or operate any manufacturing facilities. As a result, we are dependent upon the timely receipt of quality merchandise from third-party vendors. A manufacturer's inability to ship orders to us in a timely manner or meet our quality standards could cause inventory shortages or high levels of out-of-season inventory and negatively affect consumer confidence in the quality and value of our brand and our competitive position. As there are a finite number of skilled manufacturers that meet our requirements, it could take significant time to identify and qualify suitable alternatives, which could, for example, result in our missing retailing seasons. In addition, if manufacturing costs were to rise significantly, our product margins and results of operations could be negatively affected. Any of these issues could have a material adverse effect on our financial condition and results of operations.

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
The raw materials used to manufacture our merchandise are subject to availability constraints and price volatility caused by demand for cotton, petroleum-based synthetic textiles, and other fabrics, weather conditions, supply conditions, government regulations, including those associated with global climate change, economic climate, and other unpredictable factors. In addition, our transportation and labor costs are subject to price volatility caused by the price of energy, supply of labor, governmental regulations, economic climate, and other unpredictable factors. In addition, the cost of labor at many of our manufacturers has been increasing significantly, and as the middle class in developing countries continues to grow, it is unlikely that such cost pressure will abate.

Changes in the demand for, or the price, availability or quality of, raw materials used to manufacture our merchandise and increases in transportation and labor costs could each have a material adverse effect on our cost of sales or our ability to meet our customers' needs. We may not be able to pass all or a material portion of such increased costs on to our customers, which could negatively impact our profitability.

The interruption of the flow of merchandise from international manufacturers or increased tariffs or other trade restrictions could disrupt our supply chain.
We purchase the majority of our merchandise outside of the United States through arrangements with approximately 111 vendors, utilizing approximately 331 manufacturing facilities located throughout the world, primarily in Asia and Central and South America. Political, social, or economic instability in Asia, Central, or South America, or in other regions where our products are made, could cause disruptions in trade, including exports. Other events that could also cause disruptions to our supply chain include:
•the imposition of additional trade law provisions or regulations;
•the imposition of additional duties, tariffs, and other charges on imports and exports;
•quotas imposed by bilateral textile agreements;
•foreign currency fluctuations;
•raw material shortages, natural disasters and theft;
•economic crises, international disputes and wars;
•public health issues, such as the recent outbreak of the Coronavirus respiratory illness, and social or political unrest;
•restrictions on the transfer of funds;
•the financial instability or bankruptcy of manufacturers;
•significant labor disputes; and
•the inability of our vendors to source raw materials due to factories that are shut down temporarily due to illness.

Political uncertainty in the United States may result in significant changes to U.S. trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the United States. Any of these factors could depress economic activity, restrict our sourcing from suppliers and have a material adverse effect on our business, financial condition and results of operations. We cannot predict whether the countries in which our merchandise is manufactured, or may be manufactured in the future, will be subject to new or additional trade restrictions imposed by the United States or other foreign governments, including the likelihood, type, or effect of any such restrictions. Trade restrictions, including new or increased tariffs or quotas, embargoes, safeguards, and customs restrictions against apparel items, as well as labor strikes and work stoppages, slowdowns or boycotts, and temporary closures of facilities or shipping ports caused by public health issues, such as the recent outbreak of the Coronavirus, could increase the cost or reduce or delay the supply of apparel available to us. As a result, we may be unable to meet our customers’ demands or pass on price increases to our customers. In addition, if imported merchandise becomes unavailable or more expensive, the transition to alternative sources may not occur in time to meet demand. The occurrence of any of these or other risks could adversely affect our business, financial condition, or results of operations.

If the recent outbreak of the Coronavirus continues and results in a prolonged period of travel, commercial and other similar restrictions, or a delay in production or distribution operations at any or all of our suppliers’ facilities, we could experience significant supply chain disruptions. We are monitoring the situation on a daily basis, but it is currently unknown whether the outbreak will meaningfully disrupt our merchandise shipments or meaningful impact manufacturing at any of our suppliers’ plants. If we experience significant supply chain disruptions, we may not be able to develop alternate sourcing quickly on favorable terms, if at all, which could result in increased costs, loss of sales and a loss of customers, and adversely impact our financial condition and results of operations.

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
If we encounter labor and capacity constraints, difficulties with the distribution facilities or in our relationships with the third parties who operate the facilities, or if either facility were to shut down for any reason, including as a result of fire or other natural disaster, software malfunctions, economic conditions, government shutdowns, accidents, shipping problems, or employee matters, such as work stoppages, we could face shortages of inventory, resulting in “out of stock” conditions in our stores, incur significantly higher costs and longer lead times associated with distributing our products to both our stores and online customers, and experience dissatisfaction from our customers. Any of these issues could have a material adverse effect on our business and harm our reputation.

Natural disasters, fire, pandemic disease and other events beyond our control may cause business disruption and result in unexpected adverse operating results.

Our corporate offices and other facilities on which we rely, including those of our third party vendors, are vulnerable to damage and/or disruption from extreme weather, natural disasters, fire, pandemic disease, acts of terrorism, and other unexpected events which could cause us to experience significant disruption in our business, resulting in lost sales and productivity, and causing us to incur significant expense to repair our facilities, any of which could have a material adverse effect on our business. In addition, there can be no assurance that our property insurance will be sufficient, or that insurance proceeds will be paid timely to us in the event that any of our facilities are damaged or shut down for any reason.

Extreme or unseasonable weather conditions could have an adverse impact on our sales, inventory levels and operating results.

Our operations have historically been seasonal, with a significant amount of net sales and operating income occurring in the third and fourth quarters. Unseasonable weather may reduce demand for our seasonal merchandise and severe weather conditions or changes in weather patterns may also influence consumer preferences and fashion trends, consumer traffic and shopping habits. Any of these factors could reduce sales and profitability and could have a material adverse effect on our financial condition and results of operations.

We rely upon independent third-party transportation providers for substantially all of our product shipments and are subject to increased shipping costs as well as the potential inability of our third-party transportation providers to deliver on a timely basis.
We currently rely upon independent third-party transportation providers for substantially all of our product shipments, including shipments to and from all of our stores and to our customers. Our utilization of these delivery services for shipments is subject to risks which may impact a shipping company’s ability to provide delivery services that adequately meet our shipping needs, including risks related to employee strikes, labor and capacity constraints, port security considerations, trade policy changes or restrictions, military conflicts, acts of terrorism, accidents, natural disasters and inclement weather. Any interruption in service provided by our shipping companies could cause temporary disruptions in our business, a loss of sales and profits, and other material adverse effects. In addition, we are subject to increased shipping costs when fuel prices increase, when we use expedited means of transportation such as air freight, and due to other economic factors affecting supply and demand within the transportation industry. If we change the shipping companies we use, we could face logistical difficulties that could adversely affect deliveries, and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from our current independent third-party transportation providers which, in turn, would increase our costs.

We rely on third parties to provide us with certain key services for our business. If any of these third parties fails to perform their obligations to us or declines to provide services to us in the future, we may suffer a disruption to our business. Furthermore, we may be unable to provide these services or implement substitute arrangements on a timely basis with terms favorable to us.
We rely on many different third parties to provide us with key services. For example, we rely on a third party to operate our central distribution facility in Columbus, Ohio and to provide certain inbound and outbound transportation and delivery services, distribution services, and customs services. We also rely on another third party to provide us with logistics and other services related to our e-commerce operations and another third party to provide telephone and online support to our customers. In connection with our sourcing activities, we rely on approximately 111 buying agents and vendors to help us source products from approximately 331 manufacturing facilities, and in connection with our marketing activities, we rely on third parties to administer our customer database, our loyalty program, our private label credit card program, and our gift cards. We also rely on third-party technology providers to provide us with various technology services and we rely on a third party to administer certain aspects of our payroll. If any of these third parties fails to perform their obligations to us, increases their prices, or declines to provide services to us in the future, we may suffer a disruption to our business, increased costs, harm to our brand, and loss of customers, which could have a material adverse effect on our business, results of operations, and financial position. Furthermore, we may be unable to provide these services or implement substitute arrangements on a timely and cost-effective basis on terms favorable to us.
Strategic Risk Factors
Our business is highly dependent upon our ability to identify and respond to new and changing fashion trends, customer preferences, and other related factors. Our inability to identify and respond to these new trends may lead to inventory markdowns and write-offs, which could adversely affect us and our brand image.
Our focus on fashion-conscious young women and men means that we have a target market of customers whose preferences cannot be predicted with certainty and are subject to frequent change. Our success depends in large part upon our ability to effectively identify and respond to changing fashion trends and consumer demands and to translate market trends into desired product offerings. Our failure to identify and react appropriately to new and changing fashion trends or tastes, to accurately forecast demand for certain product offerings, or to effectively market or merchandise our products could lead to, among other things, excess or insufficient amounts of inventory, markdowns, write-offs, and lower product margins, any of which could materially adversely affect our business. Because our success depends significantly on our brand image, damage to our brand image as a result of our failure to identify and respond to changing fashion trends could have a material negative impact on us.
We often place orders for the manufacture and purchase of merchandise, including fabric, well ahead of the season in which that merchandise will be sold. Therefore, we are vulnerable to changes in consumer preference and demand, and pricing shifts, between the time we design and order our merchandise and the season in which this merchandise will be sold. There can be no assurance that we will be able to adequately and timely respond to the preferences of our customers. The failure of any of our product offerings to appeal to our customers could have a material adverse effect on our business, results of operations, and financial condition.
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
Our ability to maintain our reputation and meet the expectations of our customers is critical to our brand image. Our reputation could be jeopardized if we fail to maintain high standards for merchandise quality and customer experience, fail to maintain high ethical, social, and environmental standards for all of our operations and activities, or we fail to appropriately respond to concerns associated with any of the foregoing or any other concerns from our customers. Failure to comply with local laws and regulations, to maintain an effective system of internal controls, or to provide accurate and timely financial statement information could also hurt our reputation. We also rely on franchisees to help us maintain our brand image and any failure to do so could have a negative impact on us. Damage to our reputation or loss of consumer confidence for any of these reasons, may reduce demand for our products and have a material adverse effect on our business, financial condition, and results of operations, as well as require additional resources to rebuild our reputation.
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
Our corporate strategy includes: engaging our customers and acquiring new ones, executing with precision to accelerate sales and profitability, putting product first, and reinvigorating our brand. Failure in any of these areas could have a material negative effect on the value of the Company.

Our ability to improve the profitability of the Company is dependent on our ability to deliver compelling new merchandise at an attractive value, retain and acquire new customers, grow our retail business, expand our omni-channel capabilities, provide an exceptional customer experience, optimize our store footprint, and manage our overall cost structure. The success of these initiatives is dependent on a number of factors. For example, our ability to deliver compelling new merchandise at an attractive value is dependent on our ability to accurately forecast fashion trends and customer demand for products. Also, given the rapid pace of change, our ability to execute with precision, put product first, reinvigorate our brand, and engage current customers and acquire new customers may require significant financial investments that may not provide a return in the near term or at all.

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

Implementing any strategic initiative presents significant potential risk that may impair our ability to achieve anticipated operating improvements and cost reductions. These risks include, among others, higher than anticipated costs in implementing our corporate strategy, inability to achieve expected cost savings opportunities, management distraction from ongoing business activities, failure to maintain adequate controls and procedures while executing our corporate strategy, inability to execute our fleet rationalization plans, competition, prolonged ramp up time, challenges to product differentiation, damage to our reputation and brand image, workforce attrition beyond planned levels, and our inability to gather accurate and relevant data or effectively use that data, which may impact our strategic planning, marketing and overall decision making. Furthermore, our efforts to reduce expenses may have an adverse impact on our ability to achieve our strategic objectives by limiting the funding necessary to achieve such objectives or may impact product quality or in-store customer experience as we seek to reduce costs in our supply chain. Successful execution of our corporate strategy is dependent on our ability to achieve our strategic objectives. Failure to achieve any of our strategic objectives could have a material adverse effect on our business and results of operations and there can be no guarantee that we will achieve our strategic objectives or that our corporate strategy will result in improved operating results or an increase in the value of the business.

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
In addition, we may be the target of attempted cybersecurity attacks, computer viruses, malicious code, phishing attacks, denial of service attacks and other information security threats. To date, cybersecurity attacks have not had a material impact on our financial condition, results or business; however, we could suffer material financial or other losses in the future and we are not able to predict the severity of these attacks. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the current global economic and political environment, our prominent size and scale, the outsourcing of some of our business operations, the ongoing market shortage of qualified cybersecurity professionals, and the interconnectivity and interdependence of third parties to our systems. The techniques and sophistication used to conduct cybersecurity attacks and breaches, as well as the sources and targets of these attacks, change frequently and are often not recognized until such attacks are launched or have been in place for a period of time. Accordingly, our expenditures to prevent future cybersecurity attacks or breaches may not be successful.

The occurrence of a cybersecurity attack, breach, unauthorized access, misuse, computer virus, or other malicious code or other cybersecurity event could jeopardize or result in the unauthorized disclosure, gathering, monitoring, misuse, corruption, loss, or destruction of confidential and other information that belongs to us, our employees, our customers, our counterparties, or third-party service providers that is processed and stored in, and transmitted through, our computer systems and networks. The occurrence of such an event could also result in damage to our software, computers or systems, or otherwise cause interruptions or malfunctions in our counterparties’ or third parties’ operations. This could result in significant losses, loss of customers and business opportunities, reputational damage, litigation, regulatory fines, penalties or intervention, reimbursement or other compensatory costs, or otherwise adversely affect our business, financial condition or results of operations. Employee error, malfeasance, or other errors in the storage, use, or transmission of any such information could result in a disclosure of confidential information to third parties outside of our network. Any of these events could result in litigation and legal liability, harm to our reputation, loss of confidence in our ability to protect sensitive information, a distraction to our business, and the need to divert resources to remedy the issues, any of which could have a material adverse effect on our business.

We may be exposed to risks and costs associated with the loss of customer information that would cause us to incur unexpected expenses, loss of revenues, and reputational harm.
We collect customer data, including encrypted and tokenized credit card information, in our stores and online. For our sales channels to function successfully, we and third parties involved in processing customer transactions for us must be able to transmit confidential information, including credit card information, securely over public networks. While we have measures in place designed to prevent a breach or unauthorized use or disclosure of customer data and other sensitive personal information, we cannot guarantee that any of our security measures or the security measures of third parties with whom we work will effectively prevent others from obtaining unauthorized access to our customers’ information or other personally identifiable information. Further, the standards for systems currently used for transmission and approval of electronic payment transactions, and the technology utilized in electronic payment themselves, all of which can put electronic payment data at risk, are determined and controlled by the payment card industry, not by us. If someone is able to circumvent our data security measures or that of third parties with whom we do business, including our franchisees, he or she could destroy or steal valuable information or disrupt our operations. If such a breach were to occur, customers could lose confidence in our ability to secure their information and choose not to purchase from us. Any unauthorized use of or access to customer information could expose us to data loss or manipulation, litigation and legal liability, and could seriously disrupt operations, negatively impact our marketing capabilities, cause us to incur significant expenses to notify customers of the breach and for other remediation activities, and harm our reputation and brand, any of which could adversely affect our financial condition and results of operations.

In addition, state, federal, and foreign governments are increasingly enacting laws and regulations to protect consumers against identity theft and consumer privacy. Many of these laws and regulations are subject to uncertain application, interpretation or enforcement standards that could result in claims, changes to our business practices, data processing and security systems, penalties, increased operation costs or other impacts on our business. These laws and regulations will likely increase the costs of doing business, and if we fail to implement appropriate procedures, security measures, or detect and provide prompt notice of unauthorized access as required by some of these laws and regulations, we could be subject to potential claims for damages and other remedies, government enforcement actions, liability for monetary damages, fines and/or criminal prosecution, all of which could adversely affect our business and results of operations.

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
If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Moreover, even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under that lease. As of February 1, 2020, our minimum annual rental obligations under long-term lease arrangements for 2020 and 2021 were $255.3 million and $238.2 million, respectively. Our inability to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close could materially adversely affect us.
The terms of our Revolving Credit Facility may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.
We are party to an Asset Based Loan Credit Agreement ("Revolving Credit Facility") that allows us to borrow up to $250.0 million, subject to certain terms and conditions contained in the agreement. As of February 1, 2020, we had $197.7 million available for borrowing under our Revolving Credit Facility. On March 17, 2020, we provided notice to the lenders under our Revolving Credit Facility of our request to borrow $165.0 million with a proposed borrowing date of March 20, 2020. We intend to increase our borrowings under the Revolving Credit Facility as a precautionary measure in order to increase our cash position, preserve financial flexibility and maintain liquidity and flexibility in response to the COVID-19 outbreak that caused public health officials to recommend precautions that would mitigate the spread of the virus, including warning against congregating in heavily populated areas such as malls and shopping centers. The terms of the Revolving Credit Facility contain, and any agreements governing any future indebtedness may contain, financial restrictions on us and our ability to, among other things:
•place liens on our assets;
•make investments other than permitted investments;
•incur additional indebtedness;
•prepay certain indebtedness;
•merge, consolidate or dissolve;
•sell assets;
•engage in transactions with affiliates;
•change the nature of our business;
•change our fiscal year or organizational documents; and
•make other restricted payments, including share repurchases and dividends.
In addition, the Revolving Credit Facility requires us to maintain a fixed charge coverage ratio of 1.00 to 1.00, if excess availability plus eligible cash collateral is less than 10% of the borrowing base for 15 consecutive days.
A failure by us to comply with the covenants or to maintain the required financial ratios contained in the Revolving Credit Facility could result in an event of default under such indebtedness, which could adversely affect our ability to respond to changes in our business and manage our operations. Upon the occurrence of an event of default, the lenders under our Revolving Credit Facility could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the agreement. There can be no assurance that our assets would be sufficient to repay any indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern. There could be potentially significant negative consequences on our financial condition and results of operations as a result of our debt, including limitations on our ability to obtain additional debt or equity financing for working capital, capital expenditures, service line development, acquisitions and general corporate or other purposes, as well as limitations on our ability to execute business development and other activities to support our corporate strategies. See Notes 7 and 15 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further information relating to our indebtedness.

We may recognize impairment on long-lived assets.
Our long-lived assets, primarily store assets and right of use assets, are subject to periodic testing for impairment. Store assets are reviewed using factors including, but not limited to, our future operating plans, current rental rates and projected future cash flows. Failure to achieve our future operating plans, our cost savings initiatives or generate sufficient levels of cash flow at our stores, in addition to significant negative industry or general economic trends, could result in impairment charges on long-lived assets, which could have a material adverse effect on our financial condition or results of operations.

Our deferred tax asset may require a valuation allowance.
We believe that it is more likely than not that the full amount of the U.S. net deferred tax assets will be realized in the future. However, if future losses are incurred or if we do not achieve our cost savings initiatives, it is reasonably possible that a material valuation allowance could be established as a result of negative evidence to support the realization of such assets.

Regulatory and Legal Risk Factors
There are claims made against us from time to time that can result in litigation or regulatory proceedings which could distract management from our business activities and result in significant liability.
We face the risk of litigation and other claims against us. Litigation and other claims arise in the ordinary course of our business and include commercial disputes, employment related claims, including wage and hour claims, intellectual property disputes, such as trademark, copyright, and patent infringement disputes, consumer protection and privacy matters, product-related allegations, and premises liability claims. See Note 12 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The Company has been named as a defendant in three separate representative actions in the State of California alleging violations of the California state wage and hour statutes and other labor standards.
Any claims could result in litigation against us and could also result in regulatory proceedings being brought against us by various federal and state agencies that regulate our business, including the United States Equal Employment Opportunity Commission, the Federal Trade Commission, or the Consumer Product Safety Commission. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and could require significant management time and divert management attention away from our business operations. Litigation and other claims and regulatory proceedings against us could result in unexpected expenses, legal liability, and injunctions against us or restrictions placed upon us, which could disrupt our operations, preclude us from selling products, or otherwise have a material adverse effect on our operations, financial results, and reputation.
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
In addition to increased regulatory compliance requirements, changes in laws could make ordinary conduct of our business more expensive or require us to change the way we do business. For example, changes in federal and state minimum wage laws could continue to raise the wage requirements for certain of our employees. Other laws related to employee benefits and treatment of employees, including laws related to limitations on employee hours, work scheduling, supervisory status, leaves of absence (including any laws related to COVID-19, such as the proposed Families First Coronavirus Response Act passed by the U.S. House of Representatives on March 14, 2020), mandated health benefits, or overtime pay, could also negatively impact us, by increasing administrative compensation and benefits costs.

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
Our certificate of incorporation and bylaws contain provisions that may make the acquisition of the Company or a change in our management or Board of Directors more difficult without the approval of our Board of Directors. These provisions do the following:
•establish a classified Board of Directors so that not all members of our Board of Directors are elected at one time;
•authorize the issuance of undesignated preferred stock, the terms of which may be established, and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;
•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders; and
•establish advance notice requirements for nominations for elections to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
Home Office, Distribution Center, Design Studio, and Photo Studio
The lease for our corporate headquarters in Columbus, Ohio and the lease for our distribution facility in Columbus, Ohio are both scheduled to terminate in January 2026. Either lease may be terminated by either party upon 36 months prior notice provided that the lease term may not end between the months of October and February. Termination of either lease will cause the termination of the other lease as well.
The lease for our design offices in New York City expires in July 2026. The lease of our photo studio in downtown Columbus, Ohio expires in December 2024.
Stores
All of our 595 stores are leased from third parties. See "Item 1. Business - Stores" for further information on the locations of our stores.
We may from time to time lease new facilities or vacate existing facilities as our operations require, including in connection with opening new stores.

ITEM 3. LEGAL PROCEEDINGS.
Information relating to legal proceedings is set forth in Note 12 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock trades on the NYSE under the symbol "EXPR". As of February 29, 2020, there were approximately 9 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name,” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.
Dividends
We did not pay any dividends in 2019 or 2018. Our ability to pay dividends is restricted by the terms of our Revolving Credit Facility. Any future determination to pay dividends will be made at the discretion of our Board of Directors and will depend on our results of operations, restrictions contained in our Revolving Credit Facility or future financing arrangements, and other factors as deemed relevant. For more information about the restrictions in our Revolving Credit Facility, see Notes 7 and 15 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Share Repurchases
The following table provides information regarding the purchase of shares of our common stock made by or on behalf of us or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange Act of 1934, during each month of the quarterly period ended February 1, 2020:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (2)
	(in thousands, except per share amounts)
November 3, 2019 - November 30, 2019	604	$3.34	601	$34,215
December 1, 2019 - January 4, 2020	5	$5.25	—	$34,215
January 5, 2020 - February 1, 2020	2	$4.76	—	$34,215
Total	611		601
(1) Includes shares purchased in connection with employee tax withholding obligations under the Express, Inc. 2010 Incentive Compensation Plan, as amended (the “2010 Plan”) and the Express, Inc. 2018 Incentive Compensation Plan (the “2018 Plan”). Refer to Note 9 of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details of the 2010 Plan and 2018 Plan.

(2) On November 28, 2017, the Board approved a share repurchase program that authorized the Company to repurchase up to $150.0 million of the Company’s outstanding common stock using available cash. The Company may repurchase shares on the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and amount of stock repurchases will depend on a variety of factors, including business and market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified, or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program.

Performance Graph
The following graph compares the changes in the cumulative total return to holders of our common stock with that of the S&P 500 Index and the Dow Jones U.S. Apparel Retailers Index for the same period. The comparison of the cumulative total returns for each investment assumes that $100 was invested in our common stock and the respective indexes on January 31, 2015 and includes reinvestment of all dividends. The plotted points are based on the closing price on the last trading day of each fiscal year.

COMPARISON OF THE
CUMULATIVE TOTAL RETURN
among Express, Inc., S&P 500 Index,
and Dow Jones U.S. Apparel Retailers Index

	1/31/15	1/30/16	1/28/17	2/3/18	2/2/19	2/1/20
Express, Inc.	$100.00	$129.66	$77.52	$50.84	$40.37	$30.66
S&P 500 Index	$100.00	$97.26	$115.02	$138.45	$135.67	$161.68
Dow Jones U.S. Apparel Retailers Index	$100.00	$97.15	$92.75	$101.48	$110.01	$121.94
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

ITEM 6. SELECTED FINANCIAL DATA.
SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OPERATING DATA
The following tables set forth our key financial measures and our selected historical consolidated financial and operating data as of the dates and for the periods indicated. The selected historical consolidated financial and operating data as of February 1, 2020 and February 2, 2019 and for the years ended February 1, 2020, February 2, 2019, and February 3, 2018 are derived from our audited Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The selected historical consolidated financial data as of February 3, 2018, January 28, 2017, and January 30, 2016, and the selected operating data for the periods ended January 28, 2017 and January 30, 2016 are derived from our audited Consolidated Financial Statements, which are not included elsewhere in this Annual Report on Form 10-K.
The following selected historical consolidated data presented should be read in conjunction with the sections entitled “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and the related Notes and other financial data included elsewhere in this Annual Report on Form 10-K.

	2019	2018	2017 (1)	2016	2015
	(dollars in thousands, excluding per share data)
Statement of Operations Data:
Net sales (4)	$2,019,194	$2,116,344	$2,158,502	$2,204,417	$2,350,129
Cost of goods sold, buying and occupancy costs (4)	1,468,619	1,501,433	1,530,991	1,529,728	1,554,852
Gross profit (4)	550,575	614,911	627,511	674,689	795,277
Selling, general, and administrative expenses (4)	564,332	587,348	573,550	569,546	587,747
Operating (loss)/income (4) (6)	(217,865)	28,215	30,556	105,081	207,238
Net (loss)/income (4) (6)	(164,358)	9,630	18,873	58,340	116,513
Dividends declared per share	$—	$—	$—	$—	$—
Earnings per share:
Basic (4) (6)	$(2.49)	$0.13	$0.24	$0.74	$1.39
Diluted (4) (6)	$(2.49)	$0.13	$0.24	$0.74	$1.38
Weighted Average Diluted Shares Outstanding	66,133	73,239	78,870	79,049	84,591
Other Financial and Operating Data:
Comparable retail sales (2)	(6)%	(1)%	(3)%	(9)%	5%
Comparable outlet sales (2)	(1)%	(1)%	(4)%	(5)%	17%
Consolidated comparable sales (2)	(5)%	(1)%	(3)%	(9)%	6%
Total gross square feet (in thousands) (average)	5,261	5,384	5,487	5,604	5,573
Number of stores (at year end)	595	631	635	656	653
Capital expenditures	$37,039	$49,778	$57,435	$98,712	$115,343
Balance Sheet Data (at period end):
Cash and cash equivalents	$207,139	$171,670	$236,222	$207,373	$186,903
Working capital (3) (4) (5)	(203,925)	65,666	30,518	16,014	19,113
Total assets (4) (5) (6)	1,790,739	1,086,627	1,186,924	1,185,028	1,178,644
Total debt	—	—	—	—	—
Total stockholders' equity (4) (5) (6)	$406,302	$585,178	$648,314	$630,494	$617,593

(1) 2017 represents a 53-week year.
(2) Comparable sales have been calculated based upon stores that were open at least twelve full months as of the end of the reporting period. For 2019, comparable sales were calculated based upon the 52-week period ended February 1, 2020 compared to the 52-week period ended February 2, 2019. For 2018, comparable sales were calculated based upon the 52-week period ended February 2, 2019 compared to the 52-week period ended February 3, 2018. See the full definition of comparable sales in the section titled "How We Assess the Performance of Our Business" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.
(3) Working capital is defined as current assets, less cash and cash equivalents, less current liabilities.
(4) In 2018, we adopted ASC 606, which impacted our annual recognition of revenue and certain expenses. Years before 2016 have not been adjusted for this new accounting standard.
(5) In 2019, we adopted ASC 842, which required us to recognize lease assets and lease liabilities for most leases. Years before 2019 have not been adjusted for this new accounting standard.
(6) In 2019, we recorded an impairment charge of $197.6 million and a related tax benefit of $49.7 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section entitled “Risk Factors.” All references herein to "2019" and "2018" refer to the 52-week periods ended February 1, 2020 and February 2, 2019, respectively.
This section of this Annual Report on Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019, which was filed with the Securities and Exchange Commission on March 19, 2019.
Overview
Express is a leading fashion brand for women and men. Since 1980, Express has provided the latest apparel and accessories to help customers build a wardrobe for every occasion, offering fashion and quality at an attractive value. The Company operates nearly 600 retail and factory outlet stores in the United States and Puerto Rico, as well as an online destination.

2019 vs. 2018
•Net sales decreased 5% to $2.0 billion
•Comparable sales decreased 5%
•Comparable retail sales (includes both retail stores and e-commerce sales) decreased 6%
•Comparable outlet sales decreased 1%
•Gross margin percentage decreased 180 basis points to 27.3%
•Operating (loss)/income decreased $246.1 million to a loss of $217.9 million
•Net (loss)/income decreased $174.0 million to a loss of $164.4 million
•Diluted earnings per share decreased $2.62 to a loss of $2.49

Outlook
The outbreak of the Coronavirus (“COVID-19”) continues to grow both in the U.S. and globally, and related government and private sector responsive actions may adversely affect our business operations. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation is rapidly evolving.

The spread of COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus, especially when congregating in heavily populated areas, such as malls and shopping centers. In addition, we announced on March 17, 2020 that will be closing all Express and Express Factory Outlet stores until March 27, 2020, and our website and mobile app will remain available to customers. There is significant uncertainty around the breadth and duration of these store closures and other business disruptions related to COVID-19, as well as its impact on the U.S. economy, consumer willingness to visit malls and shopping centers, and employee willingness to staff our stores once they re-open. While we anticipate our future results to be adversely impacted, the extent to which COVID-19 impacts our future results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact.

As we move forward, we will be focused on our new corporate strategy announced in January 2020, the EXPRESSway Forward and its four foundational elements: product, brand, customer and execution. While we expect our results to remain challenging in the near-term, we believe that by focusing on these foundational elements we have a significant opportunity to improve the trend of the business and return the business to long term profitable growth. The following defines each area and provides an update on each priority:

Product
We will put product first. The new product vision is call Express Edit. This vision is about standing for certain elements of fashion and style that we know matter to our customers. This includes providing the customer with a wardrobe that has the functionality to cover multiple needs and wearing occasions. In the fourth quarter, we introduced new products that resonated with our customers. We expect that implementation of this new product vision will take some time and we will see incremental impact throughout the next year.

Brand
We believe we have an opportunity to reinvigorate our brand. To accomplish this we have clarified our new brand purpose: Creating Confidence and Inspiring Self Expression. We are working to bring this new brand positioning to life and expect to launch the campaign in the fall of 2020. We believe this will allow us to capture the position in the market for a dual fashion brand that helps customers dress for every day and any occasion.

Customer
We need to be more effective at engaging our customers and attracting new ones. We are building strategies and developing tactics to communicate with customers differently. We are using a marketing mix model tool to assess where we are spending our marketing dollars and which channels deliver the best return on investment. We are also using multi-touch attribution tool to evaluate the real-time performance of our in-market messages and track the customer’s journey to purchase, both online and offline. Going forward we plan to relaunch the Express loyalty program and reissue the Express credit card.

Execution
We will execute with precision to accelerate sales and profitability. To this end, we have completed the redesign of our go-to-market process and have begun driving stronger cross functional alignment. The goal is to increase our speed to market by 20-25%. In addition, we have been focused on inventory optimization, which includes eliminating unproductive inventory and optimizing the composition of our assortment. This led to the decrease in inventory in the fourth quarter compared to the fourth quarter of last year. We are focused on improving the performance of our brick and mortar stores by reducing time spent on non-selling activities and improving conversion and other metrics through improved merchandise flow and a better customer experience.

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
Our business is seasonal, and we have historically realized a higher portion of our net sales in the third and fourth quarters, due primarily to the impact of the holiday season. Generally, approximately 46% of our annual net sales occur in the Spring season (first and second quarters) and 54% occur in the Fall season (third and fourth quarters).

Financial Measures	Description	Discussion
Comparable Sales
Comparable sales is a measure of the amount of sales generated in a period relative to the amount of sales generated in the comparable prior year period. Comparable sales for 2019 was calculated using the 52-week period ended February 1, 2020 as compared to the 52-week period ended February 2, 2019.

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

Our business and our comparable sales are subject, at certain times, to calendar shifts, which may occur during key selling periods close to holidays such as Easter, Thanksgiving, and Christmas, and regional fluctuations for events such as sales tax holidays. We believe comparable sales provides a useful measure for investors by removing the impact of new stores and closed stores. Management uses comparable sales as a useful measure in measuring continuing store performance.
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

Fiscal Year Comparison
Net Sales

	2019	2018
Net sales (in thousands)	$2,019,194	$2,116,344
Comparable retail sales	(6)%	(1)%
Comparable outlet sales	(1)%	(1)%
Total comparable sales percentage change	(5)%	(1)%
Gross square footage at end of period (in thousands)	5,052	5,367
Number of:
Stores open at beginning of period	631	635
New retail stores	—	—
New outlet stores	31	39
Retail stores converted to outlets	(27)	(29)
Closed stores	(40)	(14)
Stores open at end of period	595	631
Net sales decreased by approximately $97.2 million, or 5%, between 2019 and 2018. Comparable retail sales decreased 6% in 2019 compared to 2018. The decrease in comparable retail sales resulted primarily from a decrease in transactions and in-store average dollar sales per transaction. We attribute these reductions to decreased traffic at our retail and outlet stores, as well as increased promotions. Non-comparable sales increased $5.2 million, which was driven primarily by new outlet store openings, partially offset by store closings.

Gross Profit
The following table shows cost of goods sold, buying and occupancy costs, gross profit in dollars, and gross margin percentage for the stated periods:

	2019	2018
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$1,468,619	$1,501,433
Gross profit	$550,575	$614,911
Gross margin percentage	27.3%	29.1%
The 180 basis point decrease in gross margin percentage, or gross profit as a percentage of net sales, in 2019 compared to 2018 was compromised of a 90 basis point decrease in merchandise margin and a 90 basis point increase in buying and occupancy costs as a percentage of net sales. The decrease in merchandise margin was primarily driven by actions to move through clearance inventory and product that did not fit with our evolving product strategy. This was partially offset by being more strategic with our promotional activity during the year. The increase in buying and occupancy costs as a percentage of net sales was primarily the result of the decrease in sales.
Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	2019	2018
	(in thousands, except percentages)
Selling, general, and administrative expenses	$564,332	$587,348
Selling, general, and administrative expenses, as a percentage of net sales	27.9%	27.8%
The $23.0 million decrease in selling, general, and administrative expenses in 2019 compared to 2018 was the result of decreases in marketing expenses of $8.6 million, store payroll of $7.9 million, home office payroll, including incentive and stock-based compensation, of $5.9 million, and e-commerce photography of $2.8 million. In addition, the CEO departure in 2018 resulted in $5.4 million in additional expense in 2018. These decreases were partially offset by a $7.9 million increase in professional fees primarily the result of initiatives implemented during 2019.
Impairment of Intangible Assets
The following table shows intangible asset impairment costs for the stated periods:

	2019	2018
	(in thousands)
Impairment of intangible assets	$197,618	$—
In the fourth quarter of 2019, we performed an impairment test of our indefinite-lived intangible assets. This analysis was performed using market and income approaches, and was more significantly weighted towards the market approach due to a reduction in market capitalization throughout the year. We believe the decline in market capitalization was the result of decreased profitability. As a result of this impairment test, we recognized a non-cash impairment charge totaling $197.6 million related to our indefinite lived intangible assets. Refer to Note 5 of the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information regarding the impairment.
Restructuring Costs
The following table shows restructuring costs for the stated periods:

	2019	2018
	(in thousands)
Restructuring costs	$7,337	$166
Restructuring costs of $7.3 million in 2019 represent the costs in connection with the announcement of the Company’s new strategy and the restructuring of the Company’s work force to align to this strategy. These costs include $6.0 million in severance charges and $1.3 million in professional and other fees. Refer to Note 13 of the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information regarding the restructuring costs.
Interest (Income)/Expense, Net
The following table shows interest (income)/expense in dollars for the stated periods:

	2019	2018
	(in thousands)
Interest (income)/expense, net	$(2,981)	$25

The $3.0 million decrease in net interest (income)/expense, net in 2019 represents interest earned on investments. The decrease compared to 2018 was the result of the adoption of the new lease accounting standard and elimination of interest expense related to our flagship stores. Refer to Note 4 of the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our leases.
Other Expense, Net
The following table shows other expense in dollars for the stated periods:

	2019	2018
	(in thousands)
Other expense, net	$—	$7,900
The $7.9 million decrease in other expense in 2019 compared to 2018 was the result of the $8.4 million impairment of our equity method investment in Homage, LLC, a privately held retail apparel company based in Columbus, Ohio ("Homage") in 2018.
Income Tax (Benefit)/Expense
The following table shows income tax (benefit)/expense in dollars for the stated periods:

	2019	2018
	(in thousands)
Income tax (benefit)/expense	$(50,526)	$10,660
The effective tax rate was 23.5% in 2019 compared to 52.5% in 2018. The effective tax rate for 2019 includes a non-cash tax benefit of approximately $49.7 million related to the impairment of intangible assets, offset by a net tax expense of approximately $2.0 million attributable to certain discrete items, predominately related to a tax shortfall for share-based compensation. The effective tax rate for 2018 includes a net tax expense of approximately $3.7 million attributable to certain discrete items, predominately related to income tax reform related non-deductible executive compensation including the impact of our CEO transition, and no tax benefit associated with the impairment of our equity investment in Homage. Refer to Note 6 of the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information regarding the tax rate.
Adjusted Net (Loss)/Income
The following table presents adjusted operating (loss)/income, adjusted net (loss)/income, and adjusted diluted earnings per share, each a non-GAAP financial measure, for the stated periods which eliminate certain non-core operating costs:

	2019	2018
	(in thousands, except per share amounts)
Operating (Loss)/Income	$(217,865)	$28,215
Adjusted Operating (Loss)/Income (Non-GAAP)	$(11,194)	$33,651
Net (Loss)/Income	$(164,358)	$9,630
Adjusted Net (Loss)/Income (Non-GAAP)	$(8,414)	$23,553
Diluted Earnings Per Share	$(2.49)	$0.13
Adjusted Diluted Earnings Per Share (Non-GAAP)	$(0.13)	$0.32
We supplement the reporting of our financial information determined under GAAP with certain non-GAAP financial measures: adjusted operating (loss)/income, adjusted net (loss)/income, and adjusted diluted earnings per share. We believe that these non-GAAP measures provide additional useful information to assist stockholders in understanding our financial results and assessing our prospects for future performance. Management believes adjusted operating (loss)/income, adjusted net (loss)/income, and adjusted diluted earnings per share are important indicators of our business performance because they exclude items that may not be indicative of, or are unrelated to, our underlying operating results, and provide a better baseline for analyzing trends in our business. In addition, adjusted operating (loss)/income is used as a performance measure to determine short-term cash incentive compensation, and adjusted diluted earnings per share is used as a performance measure in our executive compensation program for purposes of determining the payout of the long-term incentive awards. Since non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported operating (loss)/income, net (loss)/income, and reported diluted earnings per share. These non-GAAP financial measures reflect an additional way of viewing our operations that, when viewed with our GAAP results and the below reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of our business. We strongly encourage investors and stockholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.
The table below reconciles the non-GAAP financial measures, adjusted operating (loss)/income, adjusted net (loss)/income, and adjusted diluted earnings per share, with the most directly comparable GAAP financial measures, operating (loss)/income, net (loss)/income, and diluted earnings per share.

	2019
(in thousands, except per share amounts)	Operating Loss	Income Tax Impact		Net Loss	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$(217,865)			$(164,358)	$(2.49)	66,133
Impairment of Intangible Assets	197,618	$(49,727)	(a)	147,891	2.24
Impact of Restructuring	7,337	(1,834)	(a)	5,503	0.08
Impact of CEO Departure	—	822	(b)	822	0.01
Impact of Other Executive Departures	1,716	12	(c)	1,728	0.03
Adjusted Non-GAAP Measure	$(11,194)			$(8,414)	$(0.13)	66,133
(a)Items tax affected at the applicable deferred or statutory rate.
(b)Represents the tax impact of the expiration of the former CEO's non-qualified stock options.
(c)Represents the tax impact of executive departure costs offset by the tax impact related to the expiration of the executive non-qualified stock options.

	2018
(in thousands, except per share amounts)	Operating Income	Income Tax Impact	Net Income	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$28,215		$9,630	$0.13	73,239
Impact of CEO Departure	5,436	$(1,386)	4,050	0.06
162(m) impact as a result of CEO departure	—	1,473	1,473	0.02
Equity method investment impairment (a)	—		8,400	0.12
Adjusted Non-GAAP Measure	$33,651		$23,553	$0.32
(a)      The tax effect of the $8.4 million impairment of our equity method investment is $2.1 million offset by a full valuation allowance against the related deferred tax assets.

Liquidity and Capital Resources
A summary of cash provided by or used in operating, investing, and financing activities is shown in the following table:

	2019	2018
	(in thousands)
Provided by operating activities	$90,710	$73,717
Used in investing activities	(37,039)	(49,778)
Used in financing activities	(18,202)	(88,491)
Increase/(decrease) in cash and cash equivalents	35,469	(64,552)
Cash and cash equivalents at end of period	$207,139	$171,670
Our business relies on cash flows from operations as our primary source of liquidity, with the majority of those cash flows being generated in the fourth quarter of the year. Our primary operating cash needs are for merchandise inventories, payroll, store rent, and marketing. Net cash provided by operating activities was $90.7 million in 2019 compared to $73.7 million in 2018. The increase in cash flows from operating activities in 2019 was primarily driven by lower inventory purchases in 2019 and the timing of payments on accounts payable balances, partially offset by lower net income after removing the impact of impairment and other adjustments to reconcile to operating cash flows for 2019.
In addition to cash flow from operations, we have access to additional liquidity, as needed, through borrowings under our Revolving Credit Facility. On May 24, 2019, we amended and restated our Revolving Credit Facility. The borrowing capacity under the facility remains at  $250.0 million, but the expiration date of the facility has been extended to May 24, 2024. As of February 1, 2020, we had $197.7 million available for borrowing under our Revolving Credit Facility. On March 17, 2020, we provided notice to the lenders under our Revolving Credit Facility of our request to borrow $165.0 million with a proposed borrowing date of March 20, 2020. We did this as a precautionary measure in order to increase our cash position, preserve financial flexibility and maintain liquidity and flexibility in response to the COVID-19 outbreak that caused public health officials to recommend precautions that would mitigate the spread of the virus, including warning against congregating in heavily populated areas such as malls and shopping centers, and led to the closure of all of our Express and Express Factory Outlet stores until March 27, 2020. We intend to hold the proceeds from the incremental Revolving Credit Facility borrowings on our balance sheet and, in accordance with the terms of the Revolving Credit Facility, may use the proceeds in the future for working capital, general corporate or other purposes permitted thereunder. We also have outstanding letters of credit in the amount of $12.7 million, primarily related to our third party logistics contract. Refer to Item 9B and Notes 7 and 15 of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information on our Revolving Credit Facility.

We also use cash for investing activities. Our capital expenditures consist primarily of new and remodeled store construction and fixtures and information technology projects. We had capital expenditures of approximately $37.0 million in 2019 and $49.8 million in 2018. The decrease in 2019 was primarily driven by reduced capital expenditures related to remodels, as well as a reduction in information technology capital expenditures.

In addition, we use cash for financing activities. We repurchased $15.6 million and $83.2 million of common stock, including commissions, under share repurchase programs in 2019 and 2018, respectively.
Our liquidity position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within three to five days of the related sale, and have up to 75 days to pay certain merchandise vendors and 45 days to pay the majority of our non-merchandise vendors.
Forward-Looking Liquidity Discussion
We believe that cash generated from operations and borrowings under our Revolving Credit Facility will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.

Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business. As of February 1, 2020, our contractual future cash obligations are set forth in the following table.

Contractual Obligations:	Payment due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating Leases(1)	$1,286,786	$255,308	$455,855	$351,693	$223,930
Purchase Obligations(2)	245,239	245,239	—	—	—
Other Long Term Obligations(3)	11,564	9,612	1,260	692	—
Total(4)	$1,543,589	$510,159	$457,115	$352,385	$223,930
(1) We enter into operating leases in the normal course of business. Our future operating lease obligations could change if we were to modify current leases, or if we were to enter into additional operating leases. These amounts also include all contractual lease commitments related to our flagship locations. Common area maintenance, real estate tax, and other customary charges included in our operating lease agreements are also included above. Refer to Note 4 of the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information regarding leases.
(2)  Purchase obligations are made up of merchandise purchase orders and unreserved fabric commitments.
(3)  Other obligations consist of employment related agreements and obligations under other long-term agreements.
(4) On March 17, 2020, we provided notice to the lenders of our Revolving Credit Facility of our request to borrow $165.0 million with a proposed borrowing date of March 20, 2020. The above table does not include increased amounts owed as a result of this event.

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

We have not made any material changes in the accounting methodology used to determine our returns reserve over the past two years.	Our accounting methodology for estimating our returns reserve contains uncertainties because it requires management to make assumptions that merchandise returns in the future will follow the pattern of returns in prior periods. Our estimates for these items are based primarily on historical transaction experience.
We have no reason to believe that there will be a material change in the future estimates or assumptions we use to measure our returns reserve. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 100 basis point change in the rate of returns as of February 1, 2020 would not have had a material impact on pre-tax income.

Inventories - Lower of Cost or Net Realizable Value
Inventories are principally valued at the lower of cost or net realizable value on a weighted-average cost basis. We record a lower of cost or net realizable value adjustment for our inventories if the cost of specific inventory items on hand exceeds the amount we expect to realize from the ultimate sale or disposal of the inventory.

We have not made any material changes in the accounting methodology used to determine the lower of cost or net realizable value adjustment over the past two years.	Our accounting methodology for determining the lower of cost or net realizable value adjustment contains uncertainties because it requires management to make assumptions and estimates that are based on factors such as merchandise seasonality, historical trends, and estimated inventory levels, including sell-through of remaining units.
We have no reason to believe that there will be a material change in the future estimates or assumptions we use to measure the lower of cost or net realizable value adjustment. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 100 basis point increase or decrease in the lower of cost or net realizable value adjustment would not have had a material impact on the inventory balance or pre-tax income as of and for the year ended February 1, 2020.

Description of Policy	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Property, Plant, and Equipment (including Right of Use ("ROU") Assets)
Property, Plant, and Equipment, including ROU assets, are reviewed for impairment if indicators of impairment are present. The impairment review is performed at the store level by comparing the carrying value of the asset to the undiscounted cash flows derived from the asset group. If the undiscounted cash flows of the asset are less than the carrying value of the respective asset group, then the carrying value is compared to the estimated fair value as determined using the discounted store cash flows or market-based rental information, and a loss is recognized for the difference.

We have not made any material changes in the triggering events used to evaluate our property, plant and equipment, except to include impairment tests for our ROU assets in our analysis.	Our analysis for impairment requires judgment surrounding identification of appropriate triggering events. This judgment can be affected by factors such as expectations for future store performance, real estate demand, and economic conditions that can be difficult to predict.	We have no reason to believe that there will be a material change in the future estimates or assumptions we use in this evaluation. However, if we become aware of additional triggering events there is potential that additional stores could be required to be tested for impairment and could be impaired. These events could include further deterioration in store operating results, increased store labor costs, our inability to implement our cost savings initiatives, or lower mall traffic.
Intangible Assets
Intangible assets with indefinite lives, primarily tradenames, are reviewed for impairment annually in the fourth quarter and may be reviewed more frequently if indicators of impairment are present. The impairment review is performed by assessing qualitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount. If the qualitative factors indicate it is more likely than not the fair value is less than the book value, a quantitative test is performed. The quantitative test includes consideration of market (level 1) and income approaches.	Our consideration of indefinite lived intangible assets for impairment requires judgments surrounding future operating performance, economic conditions, and business plans, among other factors.	There are inherent uncertainties related to our assessment and, if actual results are not consistent with our estimates or assumptions, we may be exposed to impairment losses that could be material. Refer to Note 5 of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for the results of our impairment test in the current year.
Deferred Taxes
Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences that currently exist between the tax basis and the financial reporting basis of our assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates in effect in the years when those temporary differences are expected to reverse. The effect on deferred taxes from a change in tax rate is recognized in earnings in the period that includes the enactment date of the change. Valuation allowances are established against deferred tax assets when it is more likely than not that the realization of those deferred tax assets will not occur.	Our deferred tax asset and liability balances contain uncertainty because changes in tax laws, rates, or future taxable income may differ from estimates and judgments made by management.	We have no reason to believe that there will be a material change in the future estimates or assumptions we use to calculate our deferred taxes. However, if future tax rates are changed, we do not achieve our cost savings initiatives, or if actual results are not consistent with our estimates, we may need to adjust the carrying value of our deferred tax balances. An increase or decrease in the valuation allowance would result in a respective increase or decrease in our effective tax rate in the period the increase or decrease occurs.
Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements and their estimated effect on the Company’s Consolidated Financial Statements are described in Note 1 of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
Our Revolving Credit Facility bears interest at variable rates. See Note 7 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further information on the calculation of the rates. We did not borrow any amounts under our Revolving Credit Facility during 2019. Changes in interest rates are not expected to have a material impact on our future earnings or cash flows given our limited exposure to such changes.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Express, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Express, Inc. and its subsidiaries (the “Company”) as of February 1, 2020 and February 2, 2019, and the related consolidated statements of income and comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended February 1, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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
March 17, 2020
We have served as the Company’s auditor since 2008.

EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts)

	February 1, 2020	February 2, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$207,139	$171,670
Receivables, net	10,824	17,369
Inventories	220,303	267,766
Prepaid rent	6,850	30,047
Other	25,573	25,176
Total current assets	470,689	512,028

RIGHT OF USE ASSET, NET	1,010,216	—

PROPERTY AND EQUIPMENT	979,639	1,083,347
Less: accumulated depreciation	(731,309)	(719,068)
Property and equipment, net	248,330	364,279

TRADENAME/DOMAIN NAMES/TRADEMARKS	—	197,618
DEFERRED TAX ASSETS	54,973	5,442
OTHER ASSETS	6,531	7,260
Total assets	$1,790,739	$1,086,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term lease liability	$226,174	$—
Accounts payable	126,863	155,913
Deferred revenue	38,227	40,466
Accrued expenses	76,211	78,313
Total current liabilities	467,475	274,692

LONG-TERM LEASE LIABILITY	897,304	—
DEFERRED LEASE CREDITS	1,835	129,505
OTHER LONG-TERM LIABILITIES	17,823	97,252
Total liabilities	1,384,437	501,449

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 93,632 shares and 93,632 shares issued at February 1, 2020 and February 2, 2019, respectively, and 63,922 shares and 67,424 shares outstanding at February 1, 2020 and February 2, 2019, respectively	936	936
Additional paid-in capital	215,207	211,981
Retained earnings	533,690	713,864
Treasury stock – at average cost; 29,710 shares and 26,208 shares at February 1, 2020 and February 2, 2019, respectively	(343,531)	(341,603)
Total stockholders’ equity	406,302	585,178
Total liabilities and stockholders’ equity	$1,790,739	$1,086,627
See Notes to Consolidated Financial Statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts)

	2019	2018	2017
NET SALES	$2,019,194	$2,116,344	$2,158,502
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	1,468,619	1,501,433	1,530,991
Gross profit	550,575	614,911	627,511
OPERATING EXPENSES:
Selling, general, and administrative expenses	564,332	587,348	573,550
Impairment of intangible assets	197,618	—	—
Restructuring costs	7,337	166	22,869
Other operating (income)/expense, net	(847)	(818)	536
Total operating expenses	768,440	586,696	596,955

OPERATING (LOSS)/INCOME	(217,865)	28,215	30,556

INTEREST (INCOME)/EXPENSE, NET	(2,981)	25	2,242
OTHER EXPENSE/(INCOME), NET	—	7,900	(537)
(LOSS)/INCOME BEFORE INCOME TAXES	(214,884)	20,290	28,851
INCOME TAX (BENEFIT)/EXPENSE	(50,526)	10,660	9,978
NET (LOSS)/INCOME	$(164,358)	$9,630	$18,873

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain (loss)	$—	$—	$(402)
Amount reclassified to earnings	—	—	4,205
COMPREHENSIVE (LOSS)/ INCOME	$(164,358)	$9,630	$22,676

EARNINGS PER SHARE:
Basic	$(2.49)	$0.13	$0.24
Diluted	$(2.49)	$0.13	$0.24

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	66,133	72,518	78,592
Diluted	66,133	73,239	78,870
See Notes to Consolidated Financial Statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in Thousands)

	Common Stock					Treasury Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	At Average Cost	Total
BALANCE, January 28, 2017	78,422	$921	$185,097	$685,522	$(3,803)	13,641	$(237,243)	$630,494
Net income	—	—	—	18,873	—	—	—	18,873
Exercise of stock options and restricted stock	584	5	(6)	—	—	—	—	(1)
Share-based compensation	—	—	14,008	—	—	—	—	14,008
Repurchase of common stock	(2,282)	—	—	—	—	2,282	(18,863)	(18,863)
Foreign currency translation	—	—	—	—	(402)	—	—	(402)
Amount reclassified to earnings	—	—	—	—	4,205	—	—	4,205
BALANCE, February 3, 2018	76,724	$926	$199,099	$704,395	$—	15,923	$(256,106)	$648,314
Net income	—	—	—	9,630	—	—	—	9,630
Exercise of stock options and restricted stock	1,013	10	(232)	(161)	—	(28)	384	1
Share-based compensation	—	—	13,114	—	—	—	—	13,114
Repurchase of common stock	(10,313)	—	—	—	—	10,313	(85,881)	(85,881)
BALANCE, February 2, 2019	67,424	$936	$211,981	$713,864	$—	26,208	$(341,603)	$585,178
Adoption of ASC Topic 842				(5,482)				(5,482)
Net loss	—	—	—	(164,358)	—	—	—	(164,358)
Exercise of stock options and restricted stock	1,204	—	(4,951)	(10,334)	—	(1,204)	15,285	—
Share-based compensation	—	—	8,177	—	—	—	—	8,177
Repurchase of common stock	(4,706)	—	—	—	—	4,706	(17,213)	(17,213)
BALANCE, February 1, 2020	63,922	$936	$215,207	$533,690	$—	29,710	$(343,531)	$406,302
See Notes to Consolidated Financial Statements.

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(164,358)	$9,630	$18,873
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	85,383	85,853	90,221
Loss on disposal of property and equipment	916	368	2,891
Impairment of property, equipment, and lease assets	4,430	818	9,850
Impairment of intangible assets	197,618	—	—
Equity method investment impairment	500	8,400	—
Loss on deconsolidation of Canada	—	—	10,672
Share-based compensation	8,177	13,114	14,008
Deferred taxes	(49,561)	536	396
Landlord allowance amortization	(2,205)	(11,606)	(13,183)
Other non-cash adjustments	(500)	(500)	(500)
Changes in operating assets and liabilities:
Receivables, net	6,545	(5,284)	3,279
Inventories	47,463	(7,038)	(28,279)
Accounts payable, deferred revenue, and accrued expenses	(32,339)	(21,097)	(14,166)
Other assets and liabilities	(11,359)	523	24,505
Net cash provided by operating activities	90,710	73,717	118,567
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(37,039)	(49,778)	(57,435)
Decrease in cash and cash equivalents resulting from deconsolidation of Canada	—	—	(9,232)
Net cash used in investing activities	(37,039)	(49,778)	(66,667)
CASH FLOWS FROM FINANCING ACTIVITIES:
Costs incurred in connection with debt arrangements	(899)	—	—
Payments on lease financing obligations	(90)	(1,860)	(1,710)
Repayments of financing arrangements	—	(750)	(2,040)
Repurchase of common stock under share repurchase programs (see Note 8)	(15,610)	(83,172)	(17,264)
Repurchase of common stock for tax withholding obligations	(1,603)	(2,709)	(1,599)
Net cash used in financing activities	(18,202)	(88,491)	(22,613)

EFFECT OF EXCHANGE RATE ON CASH	—	—	(438)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	35,469	(64,552)	28,849
CASH AND CASH EQUIVALENTS, Beginning of period	171,670	236,222	207,373
CASH AND CASH EQUIVALENTS, End of period	$207,139	$171,670	$236,222

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid to taxing authorities	$9,406	$11,642	$6,142
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. Description of Business and Basis of Presentation
Business Description
Express is a leading fashion brand for women and men. Since 1980, Express has provided the latest apparel and accessories to help customers build a wardrobe for every occasion, offering fashion and quality at an attractive value. The Company operates nearly 600 retail and factory outlet stores in the United States and Puerto Rico, as well as an online destination.
As of February 1, 2020, Express operated 381 primarily mall-based retail stores in the United States and Puerto Rico as well as 214 factory outlet stores. Additionally, as of February 1, 2020, the Company earned revenue from 12 franchise stores in Latin America. These franchise stores are operated by franchisees pursuant to franchise agreements. Under the franchise agreements, the franchisees operate stand-alone Express stores that sell Express-branded apparel and accessories purchased directly from the Company. Subsequent to year-end, one of the franchise agreements covering six franchise stores will not renew, with closures scheduled during the first quarter of 2020.
On May 4, 2017, Express announced its intention to exit the Canadian market and Express Fashion Apparel Canada Inc. and one of its wholly-owned subsidiaries filed for protection in Canada under the Companies' Creditors Arrangement Act (CCAA) with the Ontario Superior Court of Justice in Toronto. As of May 4, 2017, Canadian retail operations were deconsolidated from the Company's financial statements. Canadian financial results prior to May 4, 2017 are included in the Company's Consolidated Financial Statements. See Note 13 for additional information.
Fiscal Year
The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. All references herein to "2019", "2018", and "2017" refer to the 52-week period ended February 1, 2020, the 52-week period ended February 2, 2019, and the 53-week period ended February 3, 2018, respectively.
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

On February 3, 2019, the Company recognized leases, primarily related to its stores and corporate headquarters, on its Consolidated Balance Sheet, as right-of-use assets of $1.2 billion with corresponding lease liabilities of $1.3 billion and eliminated certain existing lease-related assets and liabilities as a net adjustment to the right-of-use assets. The Company’s right-of-use assets represent a right to use underlying assets for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease assets and liabilities are recognized at the lease commencement date (date on which the Company gains access to the property) based on the estimated present value of lease payments over the lease term, net of landlord allowances to be received. The Company accounts for the lease and non-lease components as a single lease component for all current classes of leases. In connection with this adoption, the Company recorded a transition adjustment, which was a net reduction of retained earnings of $5.5 million. This adjustment primarily reflects the difference between the right-of-use assets and lease liabilities recorded upon adoption, the elimination of the lease financing obligations and related assets described in Note 4, including the related put option, and the recognition of the impairment, upon adoption, of certain right-of-use assets totaling $1.2 million. The adoption of the new standard had no material impact on the Consolidated Statements of Income and Comprehensive Income, or the Consolidated Statements of Cash Flows, and did not impact the Company's compliance with debt covenants.

2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents include investments in money market funds, payments due from banks for third-party credit and debit card transactions for up to five days of sales, cash on hand, and deposits with financial institutions. As of February 1, 2020 and February 2, 2019, amounts due from banks for credit and debit card transactions totaled approximately $10.9 million and $12.5 million, respectively.
Outstanding checks not yet presented for payment amounted to $7.0 million and $8.0 million as of February 1, 2020 and February 2, 2019, respectively, and are included in accounts payable on the Consolidated Balance Sheets.
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

Financial Assets
The following table presents the Company's financial assets measured at fair value on a recurring basis as of February 1, 2020 and February 2, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall.

	February 1, 2020
	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$188,182	$—	$—

	February 2, 2019
	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$155,014	$—	$—
The money market funds are valued using quoted market prices in active markets.
Non-Financial Assets
The Company's non-financial assets, which include fixtures, equipment, improvements, right of use assets, and intangible assets, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur indicating the carrying value of these assets may not be recoverable, or annually in the case of indefinite-lived intangibles, an impairment test is required. See additional discussion under the heading "Property and Equipment, Net" and "Intangible Assets" in this note below.

The carrying amounts reflected on the Consolidated Balance Sheets for cash, cash equivalents, receivables, prepaid expenses, and payables as of February 1, 2020 and February 2, 2019 approximated their fair values.
Receivables, Net
Receivables, net consist primarily of construction allowances, receivables from the Bank related to the Card Agreement, our franchisees, and third-party resellers of our gift cards, and other miscellaneous receivables. Outstanding receivables are continuously reviewed for collectability. The Company's allowance for doubtful accounts was not significant as of February 1, 2020 or February 2, 2019.
Inventories
Inventories are principally valued at the lower of cost or net realizable value on a weighted-average cost basis. The Company writes down inventory, the impact of which is reflected in cost of goods sold, buying and occupancy costs in the Consolidated Statements of Income and Comprehensive Income, if the cost of specific inventory items on hand exceeds the amount the Company expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management's judgment regarding future demand and market conditions and analysis of historical experience. The lower of cost or net realizable value adjustment to inventory as of February 1, 2020 and February 2, 2019 was $10.4 million and $16.0 million, respectively.
The Company also records an inventory shrink reserve for estimated merchandise inventory losses between the last physical inventory count and the balance sheet date. This estimate is based on management's analysis of historical results.
Advertising
Advertising production costs are expensed at the time the promotion first appears in media, stores, or on the website. Total advertising expense totaled $114.7 million, $123.1 million, and $112.8 million in 2019, 2018, and 2017, respectively. Advertising costs are included in selling, general, and administrative expenses in the Consolidated Statements of Income and Comprehensive Income.

Property and Equipment, Net
Property and equipment are stated at cost. Depreciation of property and equipment is computed on a straight-line basis, using the following useful lives:

Category	Depreciable Life
Software, including software developed for internal use	3 - 7 years
Store related assets and other property and equipment	3 - 10 years
Furniture, fixtures and equipment	5 - 7 years
Leasehold improvements	Shorter of lease term or useful life of the asset, typically no longer than 10 years
Building improvements	6 - 30 years
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
Property and equipment, including the right of use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The reviews are conducted at the store level, the lowest identifiable level of cash flow. The impairment test requires the Company to estimate the fair value of the assets and compare this to their carrying value. If the fair value of the assets are less than the carrying value, then an impairment charge is recognized and the non-financial assets are recorded at fair value. The Company estimates the fair value using a discounted cash flow model. Factors used in the evaluation include, but are not limited to, management's plans for future operations, recent operating results, and projected cash flows. In 2019, as a result of decreased performance in certain stores, the Company recognized impairment charges of $4.4 million related to 8 stores. In 2018, the Company recognized impairment charges of $0.8 million related to 3 stores. In 2017, the Company recognized impairment charges of $4.4 million related to 12 stores. In addition, during 2017, the Company recognized $5.5 million related to its 17 Canadian stores, all of which were fully impaired and are now closed. With the exception of the Canadian impairment, impairment charges are recorded in cost of goods sold, buying and occupancy costs in the Consolidated Statements of Income and Comprehensive Income. The Canadian impairment was recorded in restructuring costs in the Consolidated Statements of Income and Comprehensive Income. See Note 13 for further discussion of the exit of the Canadian operations.
Intangible Assets
The Company has intangible assets, which consist primarily of the Express and related tradenames and its Internet domain names. Intangible assets with indefinite lives are reviewed for impairment annually in the fourth quarter and may be reviewed more frequently if indicators of impairment are present. In the fourth quarter of 2019, the Company performed an impairment test of its indefinite-lived intangible assets. As a result of this impairment test, the Company recognized an impairment charge totaling $197.6 million related to its indefinite lived intangible assets. There are no remaining indefinite lived intangible assets as a result of the impairment charge. See Note 5 for further discussion.

The Company did not incur any impairment charges on indefinite lived intangible assets in 2018 or 2017.
Investment in Equity Interests
In 2016, the Company made a $10.1 million investment in Homage, LLC, a privately held retail company based in Columbus, Ohio. The non-controlling investment in the entity is being accounted for under the equity method. Under the terms of the agreement governing the investment, the Company's investment was increased by $0.5 million during 2018 and 2019 as the result of an accrual of a non-cash preferred yield. This investment is assessed for impairment whenever factors indicate an other-than-temporary loss in value. Factors providing evidence of such a loss include the fair value of an investment that is less than its carrying value, absence of an ability to recover the carrying value or the investee’s inability to generate income sufficient to justify the carrying value. As a result of this assessment in 2018, the Company determined the carrying value exceeded the fair value and recognized an $8.4 million impairment charge in 2018 within other expense/(income), net in the Consolidated Statements of Income and Comprehensive Income. In addition, during 2019, the Company recognized an additional $0.5 million impairment charge within other expense/(income), net in the Consolidated Statements of Income and

Comprehensive Income. The remaining $2.7 million investment, inclusive of the $1.5 million preferred yield, is included in other assets on the Consolidated Balance Sheets. The fair value of the equity method investment was determined based on applying income and market approaches. The income approach relied on the discounted cash flow method and the market approach relied on a market multiple approach considering historical and projected financial results.
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
The income tax liability was $0.8 million and $8.2 million as of February 1, 2020 and February 2, 2019, respectively, and is included in accrued expenses on the Consolidated Balance Sheets. The income tax receivable was $3.0 million and $1.5 million as of February 1, 2020 and February 2, 2019, respectively, and is included in other current assets on the Consolidated Balance Sheets.

The Company may be subject to periodic audits by the Internal Revenue Service ("IRS") and other taxing authorities. These audits may challenge certain of the Company's tax positions, such as the timing and amount of deductions and allocation of taxable income to various jurisdictions.

Self-Insurance
The Company is generally self-insured in the United States for medical, workers' compensation, and general liability benefits up to certain stop-loss limits. Such costs are accrued based on known claims and estimates of incurred but not reported (“IBNR”) claims. IBNR claims are estimated using historical claim information and actuarial estimates. The accrued liability for self-insurance is included in accrued expenses on the Consolidated Balance Sheets.
Foreign Currency Translation
The Canadian dollar was the functional currency for the Company's Canadian business, prior to the deconsolidation of the Canadian subsidiary. See Note 13 for additional information. Assets and liabilities denominated in foreign currencies were translated into U.S. dollars, the reporting currency, at the exchange rate prevailing at the applicable balance sheet date. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period. Gains or losses resulting from foreign currency transactions are included in other (income) expense, net whereas related translation adjustments are reported as an element of other comprehensive income, both of which are included in the Consolidated Statements of Income and Comprehensive Income.

Revenue Recognition
The following is information regarding the Company's major product categories and sales channels:

	2019	2018	2017
	(in thousands)
Apparel	$1,736,700	$1,828,836	$1,873,376
Accessories and other	216,152	222,611	228,317
Other revenue	66,342	64,897	56,809
Total net sales	$2,019,194	$2,116,344	$2,158,502

	2019	2018	2017
	(in thousands)
Retail	$1,467,261	$1,616,123	$1,736,516
Outlet	485,591	435,324	365,177
Other revenue	66,342	64,897	56,809
Total net sales	$2,019,194	$2,116,344	$2,158,502
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

Merchandise returns are reflected in the accounting records of the channel where they are physically returned. Other revenue consists primarily of sell-off revenue related to marked-out-of-stock inventory sales to third parties, shipping and handling revenue related to e-commerce activity, revenue earned from our private label credit card agreement, revenue from gift card breakage, and revenue from franchise agreements.
Revenue related to the Company’s international franchise operations was not material for any period presented and, therefore, is not reported separately from domestic revenue.
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

	2019	2018
	(in thousands)
Beginning balance loyalty deferred revenue	$15,319	$14,186
Reduction in revenue/(revenue recognized)	(1,256)	1,133
Ending balance loyalty deferred revenue	$14,063	$15,319
Sales Returns Reserve
The Company reduces net sales and provides a reserve for projected merchandise returns based on prior experience. Merchandise returns are often resalable merchandise and are refunded by issuing the same payment tender as the original purchase. Merchandise exchanges of the same product and price, typically due to size or color preferences, are not considered merchandise returns. The sales returns reserve was $9.1 million and $9.9 million as of February 1, 2020 and February 2, 2019, respectively, and is included in accrued expenses on the Consolidated Balance Sheets. The asset related to projected returned merchandise is included in other assets on the Consolidated Balance Sheets.
Gift Cards
The Company sells gift cards in its stores, on its e-commerce website, and through third parties. These gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The gift card liability balance was $24.1 million, and $25.1 million as of February 1, 2020 and February 2, 2019, respectively, and is included in deferred revenue on the Consolidated Balance Sheets. The Company recognizes revenue from gift cards when they are redeemed by the customer. The Company also recognizes income on unredeemed gift cards, referred to as "gift card breakage." Gift card breakage is recognized proportionately using a time-based attribution method from issuance of the gift card to the time when it can be determined that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions. The gift card breakage rate is based on historical redemption patterns. Gift card breakage is included in net sales in the Consolidated Statements of Income and Comprehensive Income.

	2019	2018
	(in thousands)
Beginning gift card liability	$25,133	$26,737
Issuances	43,028	46,977
Redemptions	(40,527)	(45,076)
Gift card breakage	(3,492)	(3,505)
Ending gift card liability	$24,142	$25,133
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

In connection with the Card Agreement, the Bank agreed to pay the Company a $20.0 million refundable payment which the Company recognized upon receipt as deferred revenue within other long-term liabilities on the Consolidated Balance Sheets and began to recognize into income on a straight-line basis commencing January of calendar year 2018. As of February 1, 2020, the deferred revenue balance of $14.2 million will be recognized over the term of the amended Card Agreement within the other revenue component of net sales in the Consolidated Statements of Income and Comprehensive Income.

	2019	2018
	(in thousands)
Beginning balance refundable payment liability	$17,028	$19,906
Recognized in revenue	(2,878)	(2,878)
Ending balance refundable payment liability	$14,150	$17,028
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
Other Expense, Net
Other expense, net primarily consists of currency transaction gains/losses and activity related to our equity method investment in Homage.

3. Property and Equipment, Net
Property and equipment, net, consisted of:

	February 1, 2020	February 2, 2019
	(in thousands)
Building improvements	$16,206	$86,487
Furniture, fixtures and equipment, and software	525,720	535,256
Leasehold improvements	406,183	444,906
Construction in process	30,719	15,911
Other	811	787
Total	979,639	1,083,347
Less: accumulated depreciation	(731,309)	(719,068)
Property and equipment, net	$248,330	$364,279
Depreciation expense totaled $87.9 million, $88.2 million, and $89.8 million in 2019, 2018, and 2017, respectively, excluding impairment charges discussed in Note 13.

4. Leases
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

The following table is a summary of the Company’s components of net lease cost, which is included in cost of goods sold, buying and occupancy costs, in the Consolidated Statements of Income and Comprehensive Income:

2019
(in thousands)
Operating lease costs	$280,166
Variable and short-term lease costs	65,535
Total lease costs	$345,701

Supplemental cash flow information related to leases is as follows:

2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$279,092
Right-of-use assets obtained in exchange for operating lease liabilities	$39,851

Supplemental balance sheet information related to leases as of February 1, 2020 is as follows:

2019
Operating leases:
Weighted average remaining lease term (in years)	5.7
Weighted average discount rate	4.8%

The Company’s lease agreements do not provide an implicit rate, so the Company uses an estimated incremental borrowing rate, which is derived from third-party information available at the lease commencement date, in determining the present value of lease payments. The rate used is for a secured borrowing of a similar term as the lease.

The following table reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the Consolidated Balance Sheets as of February 1, 2020:

February 1, 2020
(in thousands)
2020	$255,308
2021	238,197
2022	217,658
2023	204,465
2024	147,228
Thereafter	223,930
Total minimum lease payments	1,286,786
Less: amount of lease payments representing interest	163,308
Present value of future minimum lease payments	1,123,478
Less: current obligations under leases	226,174
Long-term lease obligations	$897,304

Annual store rent consists of a fixed minimum amount and/or contingent rent based on a percentage of sales exceeding a stipulated amount.

Lease Financing Obligations
Prior to the adoption of ASC 842, in certain lease arrangements, the Company was involved in the construction of the building. To the extent the Company was involved in the construction of structural improvements or took construction risk prior to commencement of a lease, it was deemed the owner of the project for accounting purposes. Therefore, the Company recorded an asset in property and equipment on the Consolidated Balance Sheets, including any capitalized interest costs, and related liabilities in accrued interest and lease financing obligations in other long-term liabilities on the Consolidated Balance Sheets, for the replacement cost of the Company’s portion of the pre-existing building plus the amount of construction costs incurred by the landlord as of the balance sheet date.
The initial terms of the lease arrangements for which the Company was considered the owner are expected to expire in 2023 and 2029. The net book value of landlord-funded construction, replacement cost of pre-existing property, and capitalized interest in property and equipment on the Consolidated Balance Sheets was $56.6 million as of February 2, 2019. There was also $65.1 million of lease financing obligations as of February 2, 2019 in other long-term liabilities on the Consolidated Balance Sheets. These amounts were eliminated as part of the adoption of ASC 842.
Rent expense relating to the land was recognized on a straight-line basis. The Company did not report rent expense for the portion of the rent payment determined to be related to the buildings which were owned for accounting purposes. Rather, this portion of the rent payment under the lease was recognized as interest expense and a reduction of the lease financing obligations. This treatment was discontinued as part of the adoption of ASC 842.
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

5. Intangible Assets
The following table provides the significant components of intangible assets:

	February 1, 2020
	Cost	Impairment	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename/domain names/trademarks	$197,618	$197,618	$—	$—
Licensing arrangements	425	—	368	57
	$198,043	$197,618	$368	$57

	February 2, 2019
	Cost	Accumulated Amortization	Ending Net Balance
	(in thousands)
Tradename/domain names/trademarks	$197,618	$—	$197,618
Licensing arrangements	425	319	106
	$198,043	$319	$197,724
The Company's tradename, Internet domain names, and trademarks had indefinite lives. Licensing arrangements are amortized over a period of ten years and are included in other assets on the Consolidated Balance Sheets.

In 2018, the Company performed a quantitative analysis and determined that no impairment was necessary on its intangible assets with indefinite lives. This analysis resulted in estimated fair values that exceeded the carrying values by a more than an insignificant amount; however, the estimated fair values decreased compared to the prior year due to decreased financial results. During the fourth quarter of 2019, the Company's stock price continued to decline, which indicated the intangible assets may be impaired. As such, the Company performed the impairment test in the fourth quarter of 2019. The test, which was performed with the assistance of an outside valuation firm, used the market and income approaches, and was more significantly weighted towards the market approach due to the reduction in market capitalization throughout the year. The Company believes the decline in market capitalization was due to decreased recent profitability. This led to a non-cash impairment charge totaling $197.6 million related to its indefinite lived intangible assets.

6. Income Taxes
The provision (benefit) for income taxes consists of the following:

	2019	2018	2017
Current:	(in thousands)
U.S. federal	$(602)	$7,644	$8,415
U.S. state and local	(363)	2,480	1,167
Total	(965)	10,124	9,582
Deferred:
U.S. federal	(39,272)	371	(513)
U.S. state and local	(10,289)	165	909
Total	(49,561)	536	396
Income tax (benefit)/expense	$(50,526)	$10,660	$9,978

The following table provides a reconciliation between the statutory federal income tax rate and the effective tax rate:

	2019	2018	2017
Federal income tax rate	21.0%	21.0%	33.7%
State income taxes, net of federal income tax effect	3.4%	13.2%	5.6%
Change in uncertain tax positions	0.4%	(1.5)%	(1.0)%
Share-based compensation	(1.3)%	5.5%	7.8%
Non-deductible executive compensation	(0.4)%	13.8%	6.9%
Excess tax over book basis on investment in Express Canada	—%	—%	(17.5)%
Write-off of Express Canada deferred tax assets	—%	—%	15.7%
Change in valuation allowance	(0.1)%	6.3%	(8.4)%
Impact of Tax Cuts and Jobs Act on deferred taxes	—%	(1.0)%	(7.1)%
Tax credits	0.3%	(5.0)%	(2.3)%
Other items, net	0.2%	0.2%	1.2%
Effective tax rate	23.5%	52.5%	34.6%
The decrease in the tax rate in 2019 compared to 2018 is primarily attributable to the large pre-tax loss from the impairment of intangible assets, partially offset by the impact on the tax rate of the share-based compensation, non-deductible executive compensation, and valuation allowance recorded in 2018.
The increase in the tax rate in 2018 compared to 2017 is primarily attributable to non-deductible executive compensation due to income tax reform, the CEO transition, and the valuation allowance recorded on the equity method investment impairment. The increase in the effective tax rate was partially offset by a lower federal corporate income tax rate in 2018 compared to 2017 due to income tax reform.
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

The following table provides the effect of temporary differences that created deferred income taxes as of February 1, 2020 and February 2, 2019. Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carry-forwards at the end of the respective periods.

	February 1, 2020	February 2, 2019
	(in thousands)
Deferred tax assets:
Accrued expenses and deferred compensation	$9,984	$12,163
Lease liability	304,942	—
Intangible assets	26,059	—
Rent	—	20,768
Lease financing obligations	—	20,043
Inventory	1,974	5,312
Deferred revenue	9,040	9,920
Net operating loss and tax credit carryforwards	2,265	239
Valuation allowance	(2,313)	(2,108)
Total deferred tax assets	351,951	66,337

Deferred tax liabilities:
Prepaid expenses	3,702	3,967
Right of use asset	268,779	—
Other	464	701
Intangible assets	—	20,694
Property and equipment	24,039	37,592
Total deferred tax liabilities	296,984	62,954
Net deferred tax asset	$54,967	$3,383
As of February 1, 2020, the Company had U.S. Federal net operating loss carryforwards of $2.2 million and U.S. state net operating loss carryforwards of $1.1 million. The U.S. Federal net operating losses have an indefinite carryforward period. The U.S. state net operating losses have carryforward periods of five to twenty years with varying expiration dates and certain jurisdictions have an unlimited carryforward. In addition, certain U.S. Federal tax credits generated in 2019 in the amount of $0.8 million will not be utilized in the current year due to the net operating loss. Such tax credits can be carried forward 20 years and expire in 2039. The Company also has $0.1 million in foreign tax credits, which can be carried forward 10 years and expire starting in 2028. A valuation allowance has been recorded on the foreign tax credit carryforward.
As a result of the equity method investment impairment in 2018, a valuation allowance was established in 2018 on the deferred tax asset of the investment in the amount of $2.1 million. An additional increase in the valuation allowance of the equity method investment in the amount of $0.1 million was recorded in 2019.
The Company continues to believe that it is more likely than not that the full amount of the U.S. net deferred tax assets will be realized in the future. However, if future losses are incurred, it is reasonably possible that a material valuation allowance could be established as a result of negative evidence to support the realization of such assets.

The following table summarizes the presentation of the Company’s net deferred tax assets on the Consolidated Balance Sheets:

	February 1, 2020	February 2, 2019
	(in thousands)
Deferred tax assets	$54,973	$5,442
Other long-term liabilities	(6)	(2,059)
Net deferred tax assets	$54,967	$3,383
Uncertain Tax Positions
The Company evaluates tax positions using a more likely than not recognition criterion.
A reconciliation of the beginning to ending unrecognized tax benefits is as follows:

	February 1, 2020	February 2, 2019	February 3, 2018
	(in thousands)
Unrecognized tax benefits, beginning of year	$1,928	$2,398	$3,104
Gross addition for tax positions of the current year	—	42	118
Gross addition for tax positions of the prior year	300	—	30
Settlements	(2)	—	(147)
Reduction for tax positions of prior years	(240)	(28)	(46)
Lapse of statute of limitations	(681)	(484)	(661)
Unrecognized tax benefits, end of year	$1,305	$1,928	$2,398
The amount of the above unrecognized tax benefits as of February 1, 2020, February 2, 2019, and February 3, 2018 that would impact the Company's effective tax rate, if recognized, is $1.3 million, $1.9 million, and $2.4 million, respectively.
During 2019 and 2018, the Company released gross uncertain tax positions of $0.7 million and $0.5 million, respectively, and the related accrued interest and penalties of $0.3 million and $0.1 million, respectively, as a result of the expiration of associated statutes of limitation.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The total amount of net interest in tax expense related to interest and penalties included in the Consolidated Statements of Income and Comprehensive Income was $(0.1) million for 2019, $0.1 million for 2018, and $0.1 million for 2017. As of February 1, 2020 and February 2, 2019, the Company had accrued interest and penalties of $0.5 million and $0.6 million, respectively.
The Company is subject to examination by the IRS for years subsequent to 2015. The Company is also generally subject to examination by various U.S. state and local and non-U.S. tax jurisdictions for the years subsequent to 2013. There are ongoing U.S. state and local audits covering tax years 2015 through 2017. The Company does not expect the results from any income tax audit to have a material impact on the Company’s financial statements.
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

7. Debt
On May 24, 2019, Express Holding, LLC, a wholly-owned subsidiary of the Company (“Express Holding”), and its subsidiaries entered into a First Amendment to the Second Amended and Restated $250.0 million Asset-Based Loan Credit Agreement (“Revolving Credit Facility”). The expiration date of the Revolving Credit Facility is May 24, 2024. As of February 1, 2020, there were no borrowings outstanding and approximately $197.7 million was available for borrowing under the Revolving Credit Facility.
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
Letters of Credit
The Company may enter into various trade letters of credit ("trade LCs") in favor of certain vendors to secure merchandise. These trade LCs are issued for a defined period of time, for specific shipments, and generally expire three weeks after the merchandise shipment date. As of February 1, 2020 and February 2, 2019, there were no outstanding trade LCs. Additionally, the Company enters into stand-by letters of credit ("stand-by LCs") on an as-needed basis to secure payment obligations for third party logistic services, merchandise purchases, and other general and administrative expenses. As of February 1, 2020 and February 2, 2019, outstanding stand-by LCs totaled $12.7 million and $3.0 million, respectively.

8. Stockholders' Equity
Share Repurchase Programs
On November 28, 2017, the Company's Board of Directors ("Board") approved a share repurchase program that authorizes the Company to repurchase up to $150.0 million of the Company’s outstanding common stock using available cash (the "2017 Repurchase Program"). The Company may repurchase shares on the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and amount of stock repurchases will depend on a variety of factors, including business and market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified, or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the program. In 2017, the Company repurchased 2.1 million shares of its common stock under the 2017 Repurchase Program for an aggregate amount equal to $17.3 million, including commissions. In 2018, the Company repurchased 10.0 million shares of its common stock under the 2017 Repurchase Program for an aggregate amount equal to $83.2 million, including commissions. In 2019, the Company repurchased 4.3 million shares of its common stock under the 2017 Repurchase Program for an aggregate amount equal to $15.6 million, including commissions. As of February 1, 2020, the Company had approximately $34.2 million remaining under this authorization.

9. Share-Based Compensation
The Company records the fair value of share-based payments to employees in the Consolidated Statements of Income and Comprehensive Income as compensation expense, net of forfeitures, over the requisite service period. The Company issues shares of common stock from treasury stock, at average cost, upon exercise of stock options and vesting of restricted stock units, including those with performance conditions.
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

On April 30, 2018, upon the recommendation of the Committee, the Board unanimously approved and adopted, subject to stockholder approval, the Express, Inc. 2018 Incentive Compensation Plan (the “2018 Plan”) to replace the 2010 Plan. On June 13, 2018, stockholders of the Company approved the 2018 Plan and all grants made subsequent to that approval will be made under the 2018 Plan. The primary change made by the 2018 Plan was to increase the number of shares of common stock available for equity-based awards by 2.4 million shares. In addition to increasing the number of shares, the Company also made several enhancements to the 2010 Plan to reflect best practices in corporate governance. The 2018 Plan incorporates these concepts and also includes several other enhancements which are practices the Company already follows but were not explicitly stated in the 2010 Plan. None of these changes will have a significant impact on the accounting for awards made under the 2018 Plan. In the third quarter of 2019, in connection with updates made by the Company to its policy regarding the clawback of incentive compensation awarded to associates, the Board approved an amendment to the 2018 Plan, solely for the purpose of updating the language regarding the recoupment of awards granted under the 2018 Plan.

The following summarizes share-based compensation expense:

	2019	2018	2017
	(in thousands)
Restricted stock units and restricted stock	$7,956	$10,982	$12,050
Stock options	795	1,564	1,958
Performance-based restricted stock units	(574)	568	—
Total share-based compensation	$8,177	$13,114	$14,008
The stock compensation related income tax benefit recognized by the Company in 2019, 2018, and 2017 was $1.8 million, $2.6 million, and $2.1 million, respectively.
Restricted Stock Units
During 2019, the Company granted restricted stock units ("RSUs") under the terms of the 2018 Plan. The fair value of the RSUs is determined based on the Company's closing stock price on the day prior to the grant date in accordance with the 2018 Plan. The RSUs granted in 2019, in general, vest ratably over four years and the expense related to these RSUs will be recognized using the straight-line attribution method over this vesting period.

The Company's activity with respect to RSUs and restricted stock, including awards with performance conditions, for 2019 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value
	(in thousands, except per share amounts)
Unvested, February 2, 2019	3,064	$8.95
Granted	3,900	$3.72
Vested	(1,222)	$10.01
Forfeited	(1,482)	$6.32
Unvested, February 1, 2020	4,260	$4.78
The total fair value of RSUs and restricted stock that vested was $12.2 million, $13.8 million, and $8.5 million, during 2019, 2018, and 2017, respectively. As of February 1, 2020, there was approximately $13.4 million of total unrecognized compensation expense related to unvested RSUs and restricted stock, which is expected to be recognized over a weighted-average period of approximately 1.7 years.
Stock Options
During 2019, the Company granted non-qualified stock options under the terms of the 2018 Plan. The fair value of these options was determined using the Black-Scholes-Merton option-pricing model. 1.2 million of these awards cliff vest in 2 years. The remaining options granted vest ratably over 4 years. The expense for stock options is recognized using the straight-line attribution method.
The Company's activity with respect to stock options during 2019 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding, February 2, 2019	2,379	$16.40
Granted	2,320	$2.60
Exercised	—	$—
Forfeited or expired	(1,049)	$16.23
Outstanding, February 1, 2020	3,650	$7.67	7.4	$3,271
Expected to vest at February 1, 2020	2,299	$2.96	9.3	$3,106
Exercisable at February 1, 2020	1,231	$16.95	3.4	$—
The following provides additional information regarding the Company's stock options:

	2019	2018	2017
	(in thousands, except per share amounts)
Weighted average grant date fair value of options granted	$1.25	N/A	$4.35
Total intrinsic value of options exercised	$—	N/A	$—
As of February 1, 2020, there was approximately $2.3 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of approximately 1.8 years.
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

	2019	2018	2017
Risk-free interest rate (1)	1.93%	N/A	2.27%
Price Volatility (2)	47.27%	N/A	45.58%
Expected term (years) (3)	6.29	N/A	6.10
Dividend yield (4)	—	N/A	—
(1)Represents the yield on U.S. Treasury securities with a term consistent with the expected term of the stock options.
(2)Primarily based on the historical volatility of the Company's common stock over a period consistent with the expected term of the stock options.
(3)The Company calculated the expected term assumption using the midpoint scenario, which combines historical exercise data with hypothetical exercise data for outstanding options. The Company believes this data currently represents the best estimate of the expected term of new employee options.
(4)The Company does not currently plan on paying regular dividends.
Performance-based Restricted Stock Units
In the first quarter of 2018, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock upon vesting. The number of shares earned could range between 0% and 200% of the target amount depending upon performance achieved over the three year vesting period. The performance conditions of the award include adjusted diluted earnings per share ("EPS") targets and total shareholder return (TSR) of the Company’s common stock relative to a select group of peer companies. A Monte Carlo valuation model was used to determine the fair value of the awards. The TSR performance metric is a market condition. Therefore, fair value of the awards is fixed at the measurement date and is not revised based on actual performance. The number of shares that will ultimately vest will change based on estimates of the Company’s adjusted EPS performance in relation to the pre-established targets. As of February 1, 2020, it is estimated that none of the shares granted in 2018 will vest based on the performance against predefined financial targets to date.
Cash-Settled Awards
In 2019 and 2018, the Company granted cash-settled awards to a limited number of senior executive-level employees. These awards are classified as liabilities, are valued based on the fair value of the award at the grant date and are remeasured at each reporting date until settlement with compensation expense being recognized in proportion to the completed requisite period up until date of settlement. The amount of cash earned could range between 0% and 200% of the target amount depending upon performance achieved over the three-year vesting period. The performance conditions of the award include EPS targets and TSR of the Company’s common stock relative to a select group of peer companies. A Monte Carlo valuation model is used to determine the fair value of the awards. As of February 1, 2020, $1.5 million of total unrecognized compensation cost is expected to be recognized on cash-settled awards over a weighted-average period of 2.2 years.

10. Earnings Per Share
The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share:

	2019	2018	2017
	(in thousands)
Weighted-average shares - basic	66,133	72,518	78,592
Dilutive effect of stock options, restricted stock units, and restricted stock	—	721	278
Weighted-average shares - diluted	66,133	73,239	78,870
Equity awards representing 7.5 million, 3.4 million, and 3.8 million shares of common stock were excluded from the computation of diluted earnings per share for 2019, 2018, and 2017, respectively, as the inclusion of these awards would have been anti-dilutive.
Additionally, for 2019, 0.4 million shares were excluded from the computation of diluted weighted average shares because the number of shares that will ultimately be issued is contingent on the Company's performance compared to pre-established performance goals, which have not been achieved as of February 1, 2020.

11. Retirement Benefits
The employees of the Company, if eligible, participate in a qualified defined contribution retirement plan (the “Qualified Plan”) sponsored by the Company.
Participation in the Company's Qualified Plan is available to employees who meet certain age and service requirements. The Qualified Plan permits employees to elect contributions up to the lesser of 15% of their compensation or the maximum limits allowable under the Internal Revenue Code ("IRC"). The Company matches employee contributions according to a predetermined formula. Employee contributions and Company matching contributions vest immediately.
Total expense recognized related to the Qualified Plan employer match was $4.2 million, $4.1 million, and $4.0 million in 2019, 2018, and 2017, respectively.
In addition to the Qualified Plan, participation in a non-qualified supplemental retirement plan (the "Non-Qualified Plan") was previously made available to employees who met certain age, service, job level, and compensation requirements. The Non-Qualified Plan was an unfunded plan which provided benefits beyond the IRC limits for qualified defined contribution plans. In the first quarter of 2017, the Company elected to terminate the Non-Qualified Plan effective March 31, 2017. Outstanding participant balances were distributed via lump sum in the first quarter of 2018 in the amount of $25.6 million. The Company had no further liability under the non-qualified plan as of or subsequent to February 2, 2019.

12. Commitments and Contingencies
In a complaint filed in January 2017 by Mr. Jorge Chacon in the Superior Court for the State of California for the County of Orange, certain subsidiaries of the Company were named as defendants in a representative action alleging violations of California state wage and hour statutes and other labor standards. The lawsuit seeks unspecified monetary damages and attorneys’ fees. In July 2018, former associate Ms. Christie Carr filed suit in Alameda County Superior Court for the State of California naming certain subsidiaries of the Company in a representative action alleging violations of California State wage and hour statutes and other labor standard violations. The lawsuit seeks unspecified monetary damages and attorneys’ fees. On January 28, 2019, Mr. Jorge Chacon filed a second representative action in the Superior Court for the State of California for the County of Orange alleging violations of California state wages and hour statutes and other labor standard violations. The lawsuit seeks unspecified monetary damages and attorneys' fees. The Company is vigorously defending itself against these claims and, as of February 1, 2020, has established an estimated liability based on its best estimate of the outcome of the matters.

The Company is subject to various other claims and contingencies arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

13. Restructuring Costs
2019 Restructuring and Reorganization
In the fourth quarter of 2019, in connection with the announcement with the Company’s new strategy and the restructuring of the Company’s work force to align to this strategy, the Company recognized $7.3 million in restructuring and related reorganization charges. The charges were primarily related to employee severance, benefits and professional fees. As of February 1, 2020, approximately $5.7 million was unpaid and recorded in accrued expenses on the Consolidated Balance Sheet. The Company expects the majority of these costs to be paid in 2020.
Canadian Exit
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

14. Quarterly Financial Data (Unaudited)
Summarized unaudited quarterly financial results for 2019 and 2018 follows:

2019 Quarter	First	Second	Third	Fourth (1)
	(in thousands, except per share amounts)
Net sales	$451,271	$472,715	$488,483	$606,725
Gross profit	$122,503	$126,498	$137,673	$163,901
Net income/(loss)	$(9,934)	$(9,703)	$(3,105)	$(141,616)
Earnings per basic share	$(0.15)	$(0.14)	$(0.05)	$(2.21)
Earnings per diluted share	$(0.15)	$(0.14)	$(0.05)	$(2.21)
(1) In the fourth quarter of 2019, the Company recorded an impairment charge of $197.6 million and a related tax benefit of $49.7 million.

2018 Quarter	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Net sales	$479,352	$493,605	$514,961	$628,426
Gross profit	$143,162	$140,403	$158,149	$173,197
Net income/(loss)	$517	$2,234	$7,967	$(1,088)
Earnings per basic share	$0.01	$0.03	$0.11	$(0.02)
Earnings per diluted share	$0.01	$0.03	$0.11	$(0.02)

15. Subsequent Events
On March 17, 2020, the Company provided notice to the lenders of our Revolving Credit Facility of its request to borrow$165.0 million with a proposed borrowing date of March 20, 2020. As of March 17, 2020, the current interest rate for borrowings under the Revolving Credit Facility is 2.41%.

Express Holding intends to increase its borrowings under the Revolving Credit Facility as a precautionary measure in order to increase its cash position, preserve financial flexibility and maintain liquidity and flexibility in response to the COVID-19 outbreak that caused public health officials to recommend precautions that would mitigate the spread of the virus, including warning against congregating in heavily populated areas such as malls and shopping centers, and led to the closure of all of our Express and Express Factory Outlet stores until March 27, 2020. The Company intends to hold the proceeds from the incremental Revolving Credit Facility borrowings on the Company’s balance sheet and, in accordance with the terms of the Revolving Credit Facility, may use the proceeds in the future for working capital, general corporate or other purposes permitted thereunder.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of February 1, 2020.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of February 1, 2020. In making this assessment, we used the criteria set forth by COSO. Based on our assessment, management concluded that, as of February 1, 2020, the Company's internal control over financial reporting was effective.
PricewaterhouseCoopers, LLP, an independent registered public accounting firm that audited the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, has also audited the effectiveness of the Company's internal control over financial reporting as of February 1, 2020, as stated in their report which is included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) that occurred during the fourth quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
As disclosed in Note 7 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, Express Holding and its subsidiaries are party to the Revolving Credit Facility. As of February 1, 2020, there were no borrowings outstanding and approximately $197.7 million was available for borrowing under the Revolving Credit Facility. On

March 17, 2020, we provided notice to the lenders of our request to borrow $165.0 million under the Revolving Credit Facility with a proposed borrowing date of March 20, 2020. As of March 17, 2020, the current interest rate for borrowings under the Revolving Credit Facility is 2.41%.

We intend to increase our borrowings under the Revolving Credit Facility as a precautionary measure in order to increase our cash position, preserve financial flexibility and maintain liquidity and flexibility in response to the COVID-19 outbreak that caused public health officials to recommend precautions that would mitigate the spread of the virus, including warning against congregating in heavily populated areas such as malls and shopping centers. We intend to hold the proceeds from the incremental Revolving Credit Facility borrowings on the Company’s balance sheet and, in accordance with the terms of the Revolving Credit Facility, may use the proceeds in the future for working capital, general corporate or other purposes permitted thereunder.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated herein by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item is incorporated herein by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated herein by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders.
The following table summarizes share and exercise price information about our equity compensation plan as of February 1, 2020.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,359,220	$7.67	6,038,813
Equity compensation plans not approved by security holders	—	—	—
Total	8,359,220	$7.67	6,038,813
The table above includes 449,554 RSUs with performance conditions. The number of performance-based RSUs that are ultimately earned may vary from 0% to 200% of target depending on achievement relative to the predefined financial performance targets. The amounts in columns (a) and (c) reflected in the table are calculated assuming the target payout for all performance-based restricted stock units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated herein by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item is incorporated herein by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)    (1)   Consolidated Financial Statements
The following consolidated financial statements of Express, Inc. and its subsidiaries are filed as part of this report under Item 8. Financial Statements and Supplementary Data:
Report of Independent Registered Public Accounting Firm - PricewaterhouseCoopers, LLP
Consolidated Balance Sheets as of February 1, 2020 and February 2, 2019
Consolidated Statements of Income and Comprehensive Income for the years ended February 1, 2020, February 2, 2019, and February 3, 2018
Consolidated Statements of Changes in Stockholders' Equity for the years ended February 1, 2020, February 2, 2019, and February 3, 2018
Consolidated Statements of Cash Flows for the years ended February 1, 2020, February 2, 2019, and February 3, 2018
Notes to Consolidated Financial Statements
(2)   Financial Statement Schedules
Schedules have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

(3)   List of Exhibits

The following exhibits are either included in this report or incorporated by reference as indicated in the following:

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Express, Inc. (incorporated by reference to Exhibit 4.1 to Express, Inc.'s registration statement on Form S-8 (File No. 333-168097), filed with the SEC on July 14, 2010 (the “Express S-8”)).
3.2	Certificate of Amendment of Certificate of Incorporation of Express, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on June 11, 2013).
3.3	Bylaws of Express, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed with the SEC on June 11, 2013).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A (File No. 333-164906), filed with the SEC on April 30, 2010 (the "Express S-1").)
4.2*	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1+
Second Amended and Restated Employment Agreement by and between the Company and David Kornberg (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 21, 2014).

10.2+	Form of Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on June 6, 2013).

10.3+	Form of Amended and Restated Severance Agreement (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed with the SEC on June 6, 2013).
10.4+	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Express S-1).
10.5+	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.17 to the Express S-1).
10.6+	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.19 to the Express S-1).
10.7+	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.13 to the Express S-1).
10.8+	Form of Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on June 6, 2013).
10.9+	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on June 6, 2013).
10.10+	Form of Non-Qualified Stock Option Grant (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on April 4, 2014).
10.11+	Form of Restricted Stock Unit Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on April 4, 2014).
10.12+	Form of Restricted Stock Unit Agreement for Performance Stock Units (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on April 4, 2014).
10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.22 to the Express S-1
10.14	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on January 5, 2012).
10.15	Form of Letter Agreement by and among Limited Brands, Inc., Express, Inc., Express Topco LLC, Express Holding, LLC, Express, LLC, Express Finance Corp. and Express GC, LLC (incorporated by reference to Exhibit 10.23 to the Express S-1).
10.16	Form of Letter Agreement by and among Golden Gate Private Equity, Inc., Express, Inc., Express Topco LLC, Express Holding, LLC, Express, LLC, Express Finance Corp. and Express GC, LLC (incorporated by reference to Exhibit 10.24 to the Express S-1).
10.17+	Letter Agreement, dated as of April 28, 2010, between Michael F. Devine, III and Express Parent LLC (incorporated by reference to Exhibit 10.26 to the Express S-1).
10.18+	Letter Agreement, dated as of July 23, 2010, between Mylle H. Mangum and Express, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on August 3, 2010).
10.19	Second Amended and Restated $250,000,000 Asset-Based Loan Credit Agreement, dated as of May 20, 2015 among Express Holding, LLC, as Parent, Express, LLC, as Borrower, the Initial Lenders, Initial Issuing Bank and Swing Line Bank, Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, U.S. Bank National Association, as Syndication Agent, and Wells Fargo Bank, National Association, as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on May 27, 2015).
10.20+	Form of Severance Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on July 7, 2015).
10.21	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on July 7, 2015).
10.22+	Form of Restricted Stock Unit Agreement for Performance Stock Units (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on April 1, 2016).
10.23	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on August 3, 2016).
10.24+	Form of Restricted Stock Unit Agreement for Performance Stock Units (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on March 17, 2017).
10.25+	Form of Second Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on March 17, 2017).
10.26+	Form of Amended and Restated Severance Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the SEC on March 17, 2017).
10.27+	Second Amended and Restated Express, Inc. 2010 Incentive Compensation Plan (incorporated by reference to Appendix B to Express, Inc.'s definitive proxy statement on Schedule 14A, filed with the SEC on April 28, 2017).
10.28+	Form of Restricted Stock Unit and Other Cash-Based Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on April 6, 2018).

10.29+	Express, Inc. 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8, filed with the SEC on June 13, 2018.
10.30+	Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on June 14, 2018).
10.31+	Letter Agreement, dated as of January 28, 2019, between Express, Inc. and Matt Moellering (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K, filed with the SEC on March 19, 2019).

10.32+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on March 21, 2019).
10.33+	Form of Other Cash-Based Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on March 21, 2019).
10.34+	Employment Agreement, dated as of May 21, 2019, between Timothy Baxter and Express, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on May 21, 2019).
10.35	First Amendment to Second Amended and Restated $250,000,000 Asset-Based Loan Credit Agreement and First Amendment to Amended and Restated Security Agreement, dated as of May 24, 2019, among Express Holding, LLC, as Parent, Express, LLC, as Borrower, the subsidiary guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, as Collateral Agent, as Issuing Bank and as Swingline Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on May 30, 2019).
10.36+	Amendment to the Letter Agreement, dated as of January 28, 2019, between Express, Inc. and Matt Moellering (incorporated by reference to Exhibit 10.33 to the Quarterly Report on Form 10-Q, filed with the SEC on June 11, 2019).
10.37+	Form of Express, Inc. Employment Inducement Award Agreement of Non-qualified Stock Options (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on September 10, 2019).
10.38+	Form of Express, Inc. Employment Inducement Award Agreement of Restricted Stock Units (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on September 10, 2019).
10.39+	Letter Agreement, dated as of September 23, 2019, between Express, Inc. and Matt Moellering (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on September 23, 2019).
10.40+	Amended and Restated Express, Inc. 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on December 11, 2019).
21.1*	List of subsidiaries of registrant.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Financial Officer and Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
 +  Indicates a management contract or compensatory plan or arrangement.
* Filed herewith.
(b)          Exhibits
The exhibits to this report are listed in section (a)(3) of Item 15 above.

(c)          Financial Statement Schedules
None.

ITEM 16. FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 17, 2020	EXPRESS, INC.

		By:	/s/ Periclis Pericleous
Periclis Pericleous
Senior Vice President, Chief Financial Officer and Treasurer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned constitutes and appoints Periclis Pericleous as attorney-in-fact and agent, with full power of substitution and re-substitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in son, hereby ratifying and confirming all that said attorney-in-fact or substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 17, 2020	By:	/s/ Timothy Baxter
Timothy Baxter
Chief Executive Officer (Principal Executive Officer), Director

Date:	March 17, 2020	By:	/s/ Periclis Pericleous
Periclis Pericleous
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Date:	March 17, 2020	By:	/s/ Michael G. Archbold
Michael G. Archbold
Director

Date:	March 17, 2020	By:	/s/ Terry Davenport
Terry Davenport
Director

Date:	March 17, 2020	By:	/s/ Michael F. Devine
Michael F. Devine
Director

Date:	March 17, 2020	By:	/s/ Karen Leever
Karen Leever
Director

Date:	March 17, 2020	By:	/s/ Mylle H. Mangum
Mylle H. Mangum
Director

Date:	March 17, 2020	By:	/s/ Peter Swinburn
Peter Swinburn
Director

Date:	March 17, 2020	By:	/s/ Winifred Park
Winifred Park
Director