Form 10-Q
period 2020-05-02
EXPRESS, INC.
filed 2020-06-09
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 2, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______ TO ______
Commission File Number 001-34742
EXPRESS, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-2828128
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Express Drive Columbus, Ohio	43230
(Address of principal executive offices)	(Zip Code)
Telephone: (614) 474-4001
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	EXPR	The New York Stock Exchange
Preferred Stock Purchase Rights	EXPR	The New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock was 64,459,170 as of May 30, 2020.
EXPRESS, INC. | Q1 2020 Form 10-Q | 1

EXPRESS, INC.

EXPRESS, INC. | Q1 2020 Form 10-Q | 2

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
•the novel coronavirus outbreak, declared a pandemic by the World Health Organization, is adversely affecting and may continue to adversely affect our business operations, store traffic, employee availability, financial condition, liquidity and cash flow;
•competition from other retailers;
•our dependence upon independent third parties to manufacture all of our merchandise;
•changes in the cost of raw materials, labor, and freight;
•supply chain disruption and increased tariffs;
•difficulties associated with our distribution facilities;
•natural disasters, extreme weather, public health issues, including pandemics, fire, and other events that cause business interruption; and
•our reliance on third parties to provide us with certain key services for our business.

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
•our ability to adapt to changes in consumer behavior and develop and maintain a relevant and reliable omnichannel experience for our customers;
•our dependence upon key executive management; and
•our ability to execute our growth strategy, including but not limited to, engaging our customers and acquiring new ones, executing with precision to accelerate sales and profitability, putting product first, and reinvigorating our brand.

Information Technology Risks such as:

•the failure or breach of information systems upon which we rely;
•the increase of our employees working remotely and use of technology for work functions; and
•our ability to protect our customer data from fraud and theft.

Financial Risks such as:

•our substantial lease obligations;
•restrictions imposed on us under the terms of our asset-based loan facility, including restrictions on our ability to repurchase shares of our common stock; and
•impairment charges on long-lived assets and our lease assets.

EXPRESS, INC. | Q1 2020 Form 10-Q | 3

Legal, Regulatory and Compliance Risks such as:

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
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. For a discussion of these risks and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Item 1A. Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended February 1, 2020 (“Annual Report”), filed with the Securities and Exchange Commission (“SEC”) on March 17, 2020. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as required by law.
EXPRESS, INC. | Q1 2020 Form 10-Q | 4

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS.
EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts) (Unaudited)

	May 2, 2020	February 1, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$236,185	$207,139
Receivables, net	12,897	10,824
Inventories	268,787	220,303
Prepaid rent	330	6,850
Other	35,881	25,573
Total current assets	554,080	470,689

RIGHT OF USE ASSET, NET	963,142	1,010,216

PROPERTY AND EQUIPMENT	985,091	979,639
Less: accumulated depreciation	(754,414)	(731,309)
Property and equipment, net	230,677	248,330

DEFERRED TAX ASSETS	—	54,973
OTHER ASSETS	51,285	6,531
Total assets	$1,799,184	$1,790,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term lease liability	$225,383	$226,174
Accounts payable	123,429	126,863
Deferred revenue	31,331	38,227
Accrued expenses	91,797	76,211
Total current liabilities	471,940	467,475

LONG-TERM LEASE LIABILITY	879,983	897,304
LONG-TERM DEBT	165,000	—
DEFERRED LEASE CREDITS	1,731	1,835
OTHER LONG-TERM LIABILITIES	26,316	17,823
Total liabilities	1,544,970	1,384,437

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 93,632 shares and 93,632 shares issued at May 2, 2020 and February 1, 2020, respectively, and 64,456 shares and 63,922 shares outstanding at May 2, 2020 and February 1, 2020, respectively	936	936
Additional paid-in capital	216,100	215,207
Retained earnings	371,981	533,690
Treasury stock – at average cost; 29,176 shares and 29,710 shares at May 2, 2020 and February 1, 2020, respectively	(334,803)	(343,531)
Total stockholders’ equity	254,214	406,302
Total liabilities and stockholders’ equity	$1,799,184	$1,790,739
See Notes to Unaudited Consolidated Financial Statements.
EXPRESS, INC. | Q1 2020 Form 10-Q | 5

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts) (Unaudited)

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
NET SALES	$210,275	$451,271
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	256,482	328,768
Gross (loss)/profit	(46,207)	122,503
OPERATING EXPENSES:
Selling, general, and administrative expenses	99,165	135,367
Other operating income, net	(93)	(1,310)
Total operating expenses	99,072	134,057

OPERATING LOSS	(145,279)	(11,554)

INTEREST EXPENSE/(INCOME), NET	56	(712)
OTHER EXPENSE, NET	2,733	—
LOSS BEFORE INCOME TAXES	(148,068)	(10,842)
INCOME TAX EXPENSE/(BENEFIT)	5,982	(908)
NET LOSS	$(154,050)	$(9,934)

COMPREHENSIVE LOSS	$(154,050)	$(9,934)

EARNINGS PER SHARE:
Basic	$(2.41)	$(0.15)
Diluted	$(2.41)	$(0.15)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	64,030	66,845
Diluted	64,030	66,845
See Notes to Unaudited Consolidated Financial Statements.
EXPRESS, INC. | Q1 2020 Form 10-Q | 6

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in Thousands) (Unaudited)

	Common Stock					Treasury Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	At Average Cost	Total
BALANCE, February 1, 2020	63,922	$936	$215,207	$533,690	$—	29,710	$(343,531)	$406,302
Net loss	—	—	—	(154,050)	—	—	—	(154,050)
Exercise of stock options and restricted stock	802	—	(1,609)	(7,659)	—	(802)	9,268	—
Share-based compensation	—	—	2,502	—	—	—	—	2,502
Repurchase of common stock	(268)	—	—	—	—	268	(540)	(540)
BALANCE, May 2, 2020	64,456	$936	$216,100	$371,981	$—	29,176	$(334,803)	$254,214

	Common Stock					Treasury Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	At Average Cost	Total
BALANCE, February 2, 2019	67,424	$936	$211,981	$713,864	$—	26,208	$(341,603)	$585,178
Adoption of ASC Topic 842	—	—	—	(5,482)	—	—	—	(5,482)
Net loss	—	—	—	(9,934)	—	—	—	(9,934)
Exercise of stock options and restricted stock	1,024	—	(4,316)	(8,735)	—	(1,024)	13,051	—
Share-based compensation	—	—	2,372	—	—	—	—	2,372
Repurchase of common stock	(1,273)	—	—	—	—	1,273	(6,387)	(6,387)
BALANCE, May 4, 2019	67,175	$936	$210,037	$689,713	$—	26,457	$(334,939)	$565,747
See Notes to Unaudited Consolidated Financial Statements.

EXPRESS, INC. | Q1 2020 Form 10-Q | 7

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands) (Unaudited)

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(154,050)	$(9,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,332	22,216
Loss on disposal of property and equipment	—	350
Impairment of property, equipment and lease assets	14,678	—
Equity method investment impairment	2,733	—
Share-based compensation	2,502	2,372
Deferred taxes	64,424	(14)
Landlord allowance amortization	(104)	(813)
Changes in operating assets and liabilities:
Receivables, net	(2,073)	3,453
Inventories	(48,485)	(17,875)
Accounts payable, deferred revenue, and accrued expenses	2,117	(10,819)
Other assets and liabilities	(32,312)	(5,881)
Net cash used in operating activities	(131,238)	(16,945)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,176)	(4,078)
Net cash used in investing activities	(4,176)	(4,078)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financing arrangements	165,000	—
Payments on lease financing obligations	—	(27)
Repurchase of common stock under share repurchase program	—	(4,889)
Repurchase of common stock for tax withholding obligations	(540)	(1,498)
Net cash provided by (used in) financing activities	164,460	(6,414)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,046	(27,437)
CASH AND CASH EQUIVALENTS, Beginning of period	207,139	171,670
CASH AND CASH EQUIVALENTS, End of period	$236,185	$144,233
See Notes to Unaudited Consolidated Financial Statements.
EXPRESS, INC. | Q1 2020 Form 10-Q | 8

EXPRESS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

EXPRESS, INC. | Q1 2020 Form 10-Q | 9

NOTE 1 | DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business Description
Express, Inc., together with its subsidiaries (“Express” or the “Company”), is a leading fashion brand for women and men. Since 1980, Express has provided the latest apparel and accessories to help customers build a wardrobe for every occasion, offering fashion and quality at an attractive value. The company operates 594 retail and factory outlet stores in the United States and Puerto Rico, as well as an online destination.
As of May 2, 2020, Express operated 380 primarily mall-based retail stores in the United States and Puerto Rico as well as 214 factory outlet stores. Additionally, as of May 2, 2020, the Company earned revenue from 7 franchise stores in Latin America. These franchise stores are operated by franchisees pursuant to franchise agreements. Under the franchise agreements, the franchisees operate stand-alone Express stores that sell Express-branded apparel and accessories purchased directly from the Company.
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. References herein to “2020” and “2019” represent the 52-week period ended January 30, 2021 and the 52-week period ended February 1, 2020, respectively. All references herein to “the first quarter of 2020” and “the first quarter of 2019” represent the thirteen weeks ended May 2, 2020 and May 4, 2019, respectively.
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and therefore do not include all of the information or footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for 2020. Therefore, these statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended February 1, 2020, included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 17, 2020.
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
EXPRESS, INC. | Q1 2020 Form 10-Q | 10

Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of the novel strain of coronavirus ("COVID-19") a global pandemic and recommended containment and mitigation measures. Since then, extraordinary actions have been taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19. The pandemic has significantly impacted global economies, resulting in workforce and travel restrictions, supply chain and production disruptions and reduced demand and spending across many industries.

During March 2020, in response to the COVID-19 outbreak and business disruption resulting from quarantines, stay-at-home orders, and similar mandates, Express temporarily closed all its Company stores and offices, and as a result, all store associates and a number of home office employees were furloughed. For the remainder of the home office employees, remote work arrangements were put in place and were designed to allow for continued operation of the business, including financial reporting systems and internal controls.

The Company's website, www.express.com, remained open, supported by third-party logistics providers, and Company employees working remotely.

We have considered the impact of COVID-19 on our unaudited Consolidated Financial Statements, and expect it to have future impacts, the extent of which is uncertain and largely subject to whether the severity worsens or duration lengthens. These impacts could include but may not be limited to risks and uncertainty in the near to medium term related to Federal, state, and local store closure requirements, customer demand, worker availability, our ability to procure inventory, distribution facility closures, shifts in demand between sales channels, and market volatility in our supply chain. Due to the impacts of COVID-19, we performed a recoverability test for our property plant and equipment and lease right of use assets. Consequently, this may subject us to future risk of long-lived asset and lease right of use asset impairments, increased reserves for uncollectible accounts, and adjustments for inventory.

NOTE 2 | REVENUE RECOGNITION

The following is information regarding the Company’s major product categories and sales channels:

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
	(in thousands)
Apparel	$179,583	$388,855
Accessories and other	21,380	45,895
Other revenue	9,312	16,521
Total net sales	$210,275	$451,271

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
	(in thousands)
Retail	$159,537	$328,339
Outlet	41,426	106,411
Other revenue	9,312	16,521
Total net sales	$210,275	$451,271
Other revenue consists primarily of revenue earned from our private label credit card agreement, shipping and handling revenue related to e-commerce activity, revenue from gift card breakage, sell-off revenue related to marked-out-of-stock inventory sales to third parties, and revenue from franchise agreements.

Revenue related to the Company’s international franchise operations were not material for any period presented and, therefore, are not reported separately from domestic revenue.
EXPRESS, INC. | Q1 2020 Form 10-Q | 11

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
Loyalty Program
The Company maintains a customer loyalty program in which customers earn points toward rewards for qualifying purchases and other marketing activities. Upon reaching specified point values, customers are issued a reward, which they may redeem on merchandise purchases at the Company’s stores or on its website. Generally, rewards earned must be redeemed within 60 days from the date of issuance. The Company defers a portion of merchandise sales based on the estimated standalone selling price of the points earned. This deferred revenue is recognized as certificates that are redeemed or expire. To calculate this deferral, the Company makes assumptions related to card holder redemption rates based on historical experience. The loyalty liability is included in deferred revenue on the unaudited Consolidated Balance Sheets.

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
	(in thousands)
Beginning balance loyalty deferred revenue	$14,063	$15,319
Revenue recognized	(4,478)	(603)
Ending balance loyalty deferred revenue	$9,585	$14,716
Sales Returns Reserve
The Company reduces net sales and provides a reserve for projected merchandise returns based on prior experience. Merchandise returns are often resalable merchandise and are refunded by issuing the same payment tender as the original purchase. The sales returns reserve was $7.5 million and $9.1 million as of May 2, 2020 and February 1, 2020, respectively, and is included in accrued expenses on the unaudited Consolidated Balance Sheets. The asset related to projected returned merchandise is included in other assets on the unaudited Consolidated Balance Sheets.
Gift Cards
The Company sells gift cards in its stores, on its e-commerce website, and through third parties. These gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The gift card liability balance was $21.7 million and $24.1 million, as of May 2, 2020 and February 1, 2020, respectively, and is included in deferred revenue on the unaudited Consolidated Balance Sheets. The Company recognizes revenue from gift cards when they are redeemed by the customer. The Company also recognizes income on unredeemed gift cards, referred to as “gift card breakage.” Gift card breakage is recognized proportionately using a time-based attribution method from issuance of the gift card to the time when it can be determined that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. The gift card breakage rate is based on historical redemption patterns. Gift card breakage is included in net sales in the unaudited Consolidated Statements of Income and Comprehensive Income.
EXPRESS, INC. | Q1 2020 Form 10-Q | 12

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
	(in thousands)
Beginning gift card liability	$24,142	$25,133
Issuances	4,040	7,713
Redemptions	(5,418)	(10,119)
Gift card breakage	(1,036)	(1,151)
Ending gift card liability	$21,728	$21,576
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

In connection with the Card Agreement, the Bank agreed to pay the Company a $20.0 million refundable payment which the Company recognized upon receipt as deferred revenue within other long-term liabilities in the Consolidated Balance Sheets and began to recognize into income on a straight-line basis commencing January of 2018. As of May 2, 2020, the deferred revenue balance of $13.4 million will be recognized over the remaining term of the amended Card Agreement within the other revenue component of net sales.

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
	(in thousands)
Beginning balance refundable payment liability	$14,150	$17,028
Recognized in revenue	(719)	(719)
Ending balance refundable payment liability	$13,431	$16,309

NOTE 3 | EARNINGS PER SHARE

The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share:

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
	(in thousands)
Weighted-average shares - basic	64,030	66,845
Dilutive effect of stock options and restricted stock units	—	—
Weighted-average shares - diluted	64,030	66,845
Equity awards representing 9.6 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen weeks ended May 2, 2020, as the inclusion of these awards would have been
EXPRESS, INC. | Q1 2020 Form 10-Q | 13

anti-dilutive. Equity awards representing 5.9 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen weeks ended May 4, 2019, as the inclusion of these awards would have been anti-dilutive.
Additionally, for the thirteen weeks ended May 2, 2020, approximately 0.2 million shares were excluded from the computation of diluted weighted average shares because the number of shares that will ultimately be issued is contingent on the Company’s performance compared to pre-established performance goals which have not been achieved as of May 2, 2020.

NOTE 4 | FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are classified using the following hierarchy, which is based upon the transparency of inputs to the valuation as of the measurement date.
■Level 1 - Valuation is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets.
■Level 2 - Valuation is based upon quoted prices for similar assets and liabilities in active markets or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
■Level 3 - Valuation is based upon other unobservable inputs that are significant to the fair value measurement.
Financial Assets
The following table presents the Company’s financial assets, recorded in cash and cash equivalents on the unaudited Consolidated Balance Sheets, measured at fair value on a recurring basis as of May 2, 2020 and February 1, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall.

	May 2, 2020
	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$231,476	$—	$—

	February 1, 2020
	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$188,182	$—	$—
The money market funds are valued using quoted market prices in active markets.
The carrying amounts reflected on the unaudited Consolidated Balance Sheets for the remaining cash and cash equivalents, receivables, prepaid expenses, and payables as of May 2, 2020 and February 1, 2020 approximated their fair values.
Non-Financial Assets
The Company’s non-financial assets, which include fixtures, equipment, improvements, and right of use assets are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur indicating the carrying value of these assets may not be recoverable, an impairment test is required. For stores that trigger, a recovery test is performed first comparing the undiscounted cash flows to the net assets of the store. The second step impairment test requires the Company to estimate the fair value of the assets and compare this to the carrying value of the assets. If the fair value of the asset is less than the carrying value, then an impairment charge is recognized, and the non-financial assets are recorded at fair value. The Company estimates the fair value using a discounted cash flow model or other fair value models as appropriate. Factors used in the evaluation include, but
EXPRESS, INC. | Q1 2020 Form 10-Q | 14

are not limited to, management’s plans for future operations, recent operating results, projected cash flows, and overall economic factors, including the current global outbreak of COVID-19. As a result of the COVID-19 pandemic, including temporary store closures and the related decline in sales beginning in March 2020, the Company concluded that a triggering event had occurred. Consequently, the Company performed interim impairment testing. As a result of this testing, during the thirteen weeks ended May 2, 2020, the Company recognized impairment charges of approximately $14.7 million related to store-level property and equipment and right of use assets. During the thirteen weeks ended May 4, 2019, the Company did not recognize any impairment charges. Impairment charges are recorded in cost of goods sold, buying and occupancy costs in the unaudited Consolidated Statements of Income and Comprehensive Income.

NOTE 5 | INCOME TAXES

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

The Company’s effective tax rate was (4.0)% and 8.4% for the thirteen weeks ended May 2, 2020 and May 4, 2019, respectively. The effective tax rate for the thirteen weeks ended May 2, 2020 reflects the impact of establishing a valuation allowance against the Company’s net deferred tax assets, which includes $54.3 million of discrete tax expense from a valuation allowance on previously recognized deferred tax assets and $6.8 million valuation allowance on 2020 U.S. state taxes and other tax credits. The effective tax rate for the thirteen weeks ended May 4, 2019 reflects a tax benefit from a pre-tax loss offset by $1.4 million of discrete tax expense related to a tax shortfall for share-based compensation.

Due to the impact of the COVID-19 pandemic that arose during Q1, the Company no longer believes they are able to objectively forecast taxable income in future years, which provides significant negative evidence when assessing whether the Company will more likely than not realize the full amount of the U.S. net deferred tax assets. As such, the Company recorded a valuation allowance against the full amount of the U.S. net deferred tax assets that are not forecasted to be utilized with the 2020 net operating loss carryback. We will continue to evaluate the Company’s ability to realize the deferred tax assets on a quarterly basis.

On March 27, 2020, the Coronavirus Aid Relief and Economic Security (“CARES”) Act was enacted into law. The CARES Act provided several provisions that impacted the Company including the establishment of a five-year carryback of net operating losses originating in the tax years 2018, 2019, and 2020, temporarily suspending the 80% limitation on the use of net operating losses, relaxing limitation rules on business interest deductions, and retroactively clarifying that businesses may immediately write-off certain qualified leasehold improvement property dating back to January 1, 2018.

The Company’s effective tax rate for the thirteen weeks ended May 2, 2020 includes the $61.1 million valuation allowance noted above offset by a $19.5 million tax benefit related to the CARES Act, which includes the benefit for the portion of the estimated 2019 and 2020 U.S. Federal net operating losses that are able to be carried back to offset taxable income in the five-year carryback period.

Included in other current assets is a $9.7 million income tax receivable due to the 2019 carryback of net operating losses allowed under the CARES Act. Included in other assets is a $48.2 million income tax receivable due to the expected net operating loss carryback allowed under the CARES Act based on current quarter losses.

NOTE 6 | LEASES

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
EXPRESS, INC. | Q1 2020 Form 10-Q | 15

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

As a result of the impact of the COVID-19 pandemic, the Company did not make its store rent payments for April 2020. The Company has continued to recognize expense and has established an accrual for the payments that were not made. The accrued rent is within accrued expenses on the unaudited Consolidated Balance Sheets. Accrued minimum rent as of May 2, 2020 and February 1, 2020, was $30.3 million and $3.2 million, respectively.
Supplemental cash flow information related to leases is as follows:

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$41,467	$70,832
Right-of-use assets obtained in exchange for operating lease liabilities	$15,243	$3,717

NOTE 7 | DEBT

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

On March 17, 2020, the Company provided notice to the lenders under the Revolving Credit Facility of a request to borrow $165.0 million. The Company borrowed under the Revolving Credit Facility in order to strengthen its liquidity position and preserve financial flexibility in response to the COVID-19 pandemic and the related temporary store closures. As of May 2, 2020, the Company had $165.0 million in borrowings outstanding and approximately $67.8 million remained available for borrowing under the Revolving Credit Facility after $17.2 million of letters of credit outstanding and subject to certain borrowing base limitations as further discussed below.

Under the Revolving Credit Facility, revolving loans may be borrowed, repaid, and reborrowed until May 24, 2024, at which time all amounts borrowed must be repaid. Borrowings under the Revolving Credit Facility bear interest at a rate equal to either the rate published by ICE Benchmark Administration Limited (with a floor of 0%) (the “Eurodollar Rate”) plus an applicable margin rate or the highest of (1) Wells Fargo Bank, National Association’s prime lending rate (with a floor of 0%), (2) 0.50% per annum above the federal funds rate (with a floor of 0%) or (3) 1% above the Eurodollar Rate (the “Base Rate”), in each case plus an applicable margin rate. The applicable margin rate is determined based on excess availability as determined by reference to the borrowing base. The applicable margin rate for Eurodollar Rate-based advances is 1.25% or 1.50% and the applicable margin rate for Base Rate-based advances is 0.25% or 0.50%, in each case, based on the borrowing base. Under certain circumstances, a default
EXPRESS, INC. | Q1 2020 Form 10-Q | 16

interest rate will apply on any overdue amount payable under the Revolving Credit Facility during the existence of an event of default at a per annum rate equal to 2.0% above the applicable interest rate for any overdue principal and 2.0% above the rate applicable for Base Rate-based advances for any other overdue interest. As of May 2, 2020 the interest rate on the outstanding borrowing was approximately 2.4%.

The Revolving Credit Facility requires Express Holding and its subsidiaries to maintain a fixed charge coverage ratio of at least 1.0:1.0 if excess availability plus eligible cash collateral is less than 10.0% of the borrowing base for 15 consecutive days. Since our excess availability was above 10% as of May 2, 2020, the fixed charge coverage ratio covenant was not applicable. In addition, the Revolving Credit Facility contains customary covenants and restrictions on Express Holding’s and its subsidiaries’ activities, including, but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, distributions, dividends, the repurchase of capital stock, transactions with affiliates, the ability to change the nature of its business or fiscal year, and permitted business activities. All obligations under the Revolving Credit Facility are guaranteed by Express Holding and its domestic subsidiaries (that are not borrowers) and secured by a lien on, among other assets, substantially all working capital assets including cash, accounts receivable, and inventory of Express Holding and its domestic subsidiaries.

Letters of Credit
The Company may enter into stand-by letters of credit (“stand-by LCs”) on an as-needed basis to secure payment obligations for third party logistic services, merchandise purchases, and other general and administrative expenses. As of May 2, 2020 and February 1, 2020, outstanding stand-by LCs totaled $17.2 million and $12.7 million, respectively.

NOTE 8 | SHARE-BASED COMPENSATION

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

As of March 17, 2020, upon the recommendation of the Committee, the Board unanimously approved and adopted, subject to stockholder approval, a plan amendment, which would increase the number of shares of Common Stock available under the 2018 Plan by 2.5 million shares.

EXPRESS, INC. | Q1 2020 Form 10-Q | 17

The following summarizes share-based compensation expense:

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
	(in thousands)
Restricted stock units	$2,184	$2,210
Stock options	318	38
Performance-based restricted stock units	—	124
Total share-based compensation	$2,502	$2,372
The stock compensation related income tax benefit recognized by the Company during the thirteen weeks ended May 2, 2020 and May 4, 2019 was $0.5 million and $1.5 million, respectively.

Restricted Stock Units
During the thirteen weeks ended May 2, 2020, the Company granted restricted stock units (“RSUs”) under the 2018 Plan. The fair value of RSUs is determined based on the Company’s closing stock price on the day prior to the grant date in accordance with the 2018 Plan. The RSUs granted in 2020 vest ratably over three years and the expense related to these RSUs will be recognized using the straight-line attribution method over this vesting period.

The Company’s activity with respect to RSUs, including awards with performance conditions granted prior to 2018, for the thirteen weeks ended May 2, 2020 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value Per Share
	(in thousands, except per share amounts)
Unvested - February 1, 2020	4,260	$4.78
Granted	4,548	$1.69
Vested	(802)	$6.95
Forfeited	(247)	$4.98
Unvested - May 2, 2020	7,759	$2.74
The total fair value of RSUs that vested during the thirteen weeks ended May 2, 2020 and May 4, 2019 was $5.6 million and $10.5 million, respectively. As of May 2, 2020, there was approximately $17.1 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.8 years.

Stock Options
The Company’s activity with respect to stock options during the thirteen weeks ended May 2, 2020 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding - February 1, 2020	3,650	$7.67
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(69)	$18.84
Outstanding - May 2, 2020	3,581	$7.46	7.2	$—
Expected to vest at May 2, 2020	2,267	$2.70	9.2	$—
Exercisable at May 2, 2020	1,225	$16.63	3.5	$—
EXPRESS, INC. | Q1 2020 Form 10-Q | 18

As of May 2, 2020, there was approximately $2.1 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of approximately 1.6 years.

Performance-based Restricted Stock Units
In the first quarter of 2018, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock upon vesting. The number of shares earned could range between 0% and 200% of the target amount depending upon performance achieved over a three-year vesting period. The performance conditions of the award include adjusted diluted earnings per share ("EPS") targets and total shareholder return ("TSR") of the Company’s common stock relative to a select group of peer companies. A Monte Carlo valuation model was used to determine the fair value of the awards. The TSR performance metric is a market condition. Therefore, fair value of the awards is fixed at the measurement date and is not revised based on actual performance. The number of shares that will ultimately vest will change based on estimates of the Company’s adjusted EPS performance in relation to the pre-established targets. As of May 2, 2020, it is estimated that none of the shares granted in 2018 will vest based on the performance against predefined financial targets to date.

Time-based Cash-Settled Awards
During the thirteen weeks ended May 2, 2020, the Company granted time-based cash-settled awards to employees that vest ratably over three years. These awards are classified as liabilities, are valued based on the fair value of the award at the grant date and do not vary based on changes in the Company's stock price. The expense related to these awards will be recognized using the straight-line attribution method over this vesting period. As of May 2, 2020, $3.9 million of total unrecognized compensation cost is expected to be recognized on cash-settled awards over a weighted-average period of 2.0 years.

Performance-based Cash-Settled Awards
In 2019, the Company granted cash-settled awards to a limited number of senior executive-level employees. These awards are classified as liabilities, are valued based on the fair value of the award at the grant date and are remeasured at each reporting date until settlement with compensation expense being recognized in proportion to the completed requisite period up until date of settlement. The amount of cash earned could range between 0% and 200% of the target amount depending upon performance achieved over the three-year vesting period. The performance conditions of the award include EPS targets and TSR of the Company’s common stock relative to a select group of peer companies. A Monte Carlo valuation model is used to determine the fair value of the awards. As of May 2, 2020, it is estimated that none of the shares granted in 2019 will vest based on the performance against predefined financial targets to date.

NOTE 9 | COMMITMENTS AND CONTINGENCIES

In a complaint filed in January 2017 by Mr. Jorge Chacon in the Superior Court for the State of California for the County of Orange, certain subsidiaries of the Company were named as defendants in a representative action alleging violations of California state wage and hour statutes and other labor standards. The lawsuit seeks unspecified monetary damages and attorneys’ fees. In July 2018, former associate Ms. Christie Carr filed suit in Alameda County Superior Court for the State of California naming certain subsidiaries of the Company in a representative action alleging violations of California State wage and hour statutes and other labor standard violations. The lawsuit seeks unspecified monetary damages and attorneys’ fees. On January 28, 2019, Mr. Jorge Chacon filed a second representative action in the Superior Court for the State of California for the County of Orange alleging violations of California state wages and hour statutes and other labor standard violations. The lawsuit seeks unspecified monetary damages and attorneys' fees. The Company is vigorously defending itself against these claims and, as of May 2, 2020, has established an estimated liability based on its best estimate of the outcome of the matters. The Company is subject to various other claims and contingencies arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

EXPRESS, INC. | Q1 2020 Form 10-Q | 19

NOTE 10 | INVESTMENT IN EQUITY INTERESTS

In 2016, the Company made a $10.1 million investment in Homage, LLC, a privately held retail company based in Columbus, Ohio. The non-controlling investment in the entity is being accounted for under the equity method. Under the terms of the agreement governing the investment, the Company's investment was increased by $0.5 million during 2018 and 2019 as the result of an accrual of a non-cash preferred yield. This investment is assessed for impairment whenever factors indicate an other-than-temporary loss in value. Factors providing evidence of such a loss include the fair value of an investment that is less than its carrying value, absence of an ability to recover the carrying value or the investee’s inability to generate income sufficient to justify the carrying value. As a result of this assessment in 2018, the Company determined the carrying value exceeded the fair value and recognized an $8.4 million impairment charge within other expense/(income), net in the Consolidated Statements of Income and Comprehensive Income. In addition, during 2019, the Company recognized an additional $0.5 million impairment charge within other expense/(income), net in the Consolidated Statements of Income and Comprehensive Income. During the first quarter of 2020, the Company wrote off its remaining $2.7 million investment, inclusive of the $1.5 million preferred yield within other expense/(income), net in the unaudited Consolidated Statements of Income and Comprehensive Income. The fair value of the equity method investment was determined based on applying income and market approaches. The income approach relied on the discounted cash flow method and the market approach relied on a market multiple approach considering historical and projected financial results.

NOTE 11 | STOCKHOLDERS' EQUITY

On November 28, 2017, the Company's Board of Directors ("Board") approved a share repurchase program that authorizes the Company to repurchase up to $150.0 million of the Company’s outstanding common stock using available cash (the "2017 Repurchase Program"). The Company may repurchase shares on the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and amount of stock repurchases will depend on a variety of factors, including business and market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified, or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the program. During the thirteen weeks ended May 4, 2019, the Company repurchased 0.9 million shares of its common stock under the 2017 Repurchase Program for an aggregate amount equal to $4.9 million, including commissions. During the thirteen weeks ended May 2, 2020, the Company did not repurchase shares of its common stock. As of May 2, 2020, the Company had approximately $34.2 million remaining under this authorization.

Stockholder Rights Agreement
On April 20, 2020, the Board adopted a Stockholder Rights Agreement (the “Rights Agreement”). Under the Rights Agreement, one preferred share purchase right was distributed for each share of common stock, par value $0.01, outstanding at the close of business on April 30, 2020 and one right will be issued for each new share of common stock issued thereafter. The rights will initially trade with common stock and will generally become exercisable only if any person (or any persons acting as a group) acquires 10% (or 20% in the case of certain passive investors) or more of the Company’s outstanding common stock (the “triggering percentage”). In the event the rights become exercisable, each holder of a right, other than triggering person, will be entitled to purchase additional shares of common stock at a 50% discount or the Company may exchange each right held by such holders for one share of common stock. Existing 10% or greater stockholders are grandfathered to the extent of their April 21, 2020 ownership levels. The Rights Agreement will continue in effect until April 19, 2021, or unless earlier redeemed or terminated by the Company, as provided in the Rights Agreement. The rights have no voting or dividend privileges, and, unless and until they become exercisable, have no dilutive effect on the earnings of the Company.

EXPRESS, INC. | Q1 2020 Form 10-Q | 20

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of the Company as of the dates and for the periods presented below. The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended February 1, 2020 and our unaudited Consolidated Financial Statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q ("Quarterly Report"). This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors. See “Forward-Looking Statements.”
Our management's discussion and analysis of financial condition and results of operations is presented in the following sections:

\

OVERVIEW

Express is a leading fashion brand for women and men. Since 1980, Express has provided the latest apparel and accessories to help customers build a wardrobe for every occasion, offering fashion and quality at an attractive value. The Company operates 594 retail and factory outlet stores in the United States and Puerto Rico, as well as an online destination.

\

COVID-19 PANDEMIC

In March 2020, the World Health Organization declared the novel strain of coronavirus ("COVID-19") a global pandemic and recommended containment and mitigation measures. In response to the pandemic, many states and localities in which we operate have issued stay-at-home orders and other social distancing measures. Effective March 17, 2020, we temporarily closed all of our retail and factory outlet stores and offices, and as a result all store associates and a number of home office employees were furloughed. As mandated shutdowns and stay-at-home orders went into effect across the country, we experienced an immediate reduction in sales levels compared to the prior year.

In response to the uncertainty of the circumstances described above, and in accordance with the latest federal and state guidelines, we continue to implement plans to adapt to changing circumstances arising from this pandemic and have implemented the following actions to provide a safe and comfortable environment for our associates and customers:

▪Training associates on the new health and safety protocols
▪Practicing proper social distancing, and providing contact-free customer service and payment options
▪Implementing enhanced cleaning and sanitizing procedures across all stores
▪Designating a maximum capacity for each store
▪Installing Plexiglas shields at all checkout counters
▪Requiring all associates to wear face coverings
EXPRESS, INC. | Q1 2020 Form 10-Q | 21

▪Offering curbside pickup at Easton in Columbus, OH and Chicago, IL test locations with a plan to expand to more stores
▪Introducing enhanced buy online pick-up in stores ("BOPIS") customer experience in select reopened stores, with plans to roll out to the entire store base by the end of the third quarter

We are taking a phased approach with respect to store openings, with the pace and staffing calibrated to mall traffic and consumer demand, and the overall plan may be accelerated or modified based on updated guidance from local, state and federal government officials or new measures to ensure associate and customer safety. As of June 3, 2020, we have re-opened approximately 300 stores in the U.S. We are continuously monitoring the performance of our stores to ensure the locations are sustainable during the pandemic.

We have also enhanced our liquidity position through several actions. In March 2020, we accessed $165.0 million available to us under our Revolving Credit Facility. See Note 7 of our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for more information.

To further improve our liquidity, we have also significantly reduced expenses, capital expenditures and working capital; this included inventory reductions, furloughing most store associates and a number of corporate associates while stores were closed, suspending merit pay increases, and freezing hiring. See "Liquidity and Capital Resources" included elsewhere in this Quarterly Report for more information.

There can be no assurance as to the time required to fully recover operations and sales to pre-pandemic levels. As we begin to re-open, we will work closely with local authorities and our landlords, and comply with Centers for Disease Control, state, and local guidelines during the process, including social distancing and other safety restrictions and recommendations.

As we move through this transition, we expect to incur some labor inefficiencies as we adjust to new protocols and operating models with a goal to remain as efficient as possible while still offering safe and high quality service to our communities. The further spread of COVID-19, and the requirements to take action to help limit the spread of the illness, will impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business, results of operations, cash flows and financial condition. The extent of the impact of COVID-19 on our business and financial results will depend on future developments, including the duration and spread of the outbreak within the markets in which we operate, the related impact on consumer confidence and spending, any disruptions in our supply chain, and the effect of governmental regulations imposed in response to the pandemic, all of which are highly uncertain and ever-changing. The sweeping nature of the COVID-19 pandemic makes it extremely difficult to predict how our business and operations will be affected in the long run. However, the likely overall economic impact of the pandemic is viewed as highly negative to the general economy. Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic, could materially increase our costs, negatively impact our sales and damage our results of operations and liquidity, possibly to a significant degree. The duration of any such impacts cannot be predicted with certainty. Given the dynamic and unpredictable nature of this situation, we cannot reasonably estimate with certainty the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. We will continue to monitor the rapidly evolving situation and guidance from domestic authorities.

FINANCIAL HIGHLIGHTS FOR THE FIRST QUARTER 2020

■Net sales decreased 53% to $210.3 million
■Gross margin percentage decreased 4,910 basis points to (22.0)%
■Operating loss increased $133.7 million to a loss of $145.3 million
■Net loss increased $144.1 million to a loss of $154.1 million
■Diluted loss per share increased $2.26 to a loss of $2.41

As a result of the store closures due to COVID-19, we do not believe providing comparable sales for the first quarter would be meaningful and therefore will not report comparable sales for the first quarter of 2020.

EXPRESS, INC. | Q1 2020 Form 10-Q | 22

The following charts show key performance metrics for the first quarter of 2020 compared to the first quarter of 2019.

OUTLOOK & FIRST QUARTER UPDATE

As previously mentioned, COVID-19 led to the temporary closure of all Express stores in mid-March through the remainder of the first quarter. These closures and reduced consumer spending negatively impacted our first quarter results. This occurred while we were in the early stages of a transformation. Our new corporate strategy, the EXPRESSway Forward, had been set in motion, and while much work was ahead of us, a great deal had been accomplished. We had completed a comprehensive restructure of our organization, in order to better align our teams with our objective. We had implemented a more streamlined and efficient go-to-market process, established a new design & merchandising vision, called Express Edit, and developed a new brand positioning to stake our claim to territory our customers told us would be relevant and compelling to them. We had also identified a total of $80.0 million dollars in cost savings opportunities that we expect to achieve over a three year period. While we expect our results to remain challenging in the near-term as a result of COVID-19, we believe that by focusing on these foundational elements we have a significant opportunity to improve the trend of the business and return the business to long term profitable growth. The following defines each foundational element of the EXPRESSway Forward:

▪Product
▪Brand
▪Customer
▪Execution

EXPRESS, INC. | Q1 2020 Form 10-Q | 23

Product
We will put product first. The new product vision is called the Express Edit. This vision is about standing for certain elements of fashion and style that we know matter to our customers. This includes providing the customer with a wardrobe that has the functionality to cover multiple needs and wearing occasions. In the fourth quarter, we introduced new products that resonated with our customers. We expect that implementation of this new product vision will take some time and we will see incremental impact throughout the year.

Brand
We believe we have an opportunity to reinvigorate our brand. To accomplish this we have clarified our new brand purpose: Creating Confidence and Inspiring Self Expression. We have realized and accelerated this new brand positioning through the launch of multiple content series under the heading hashtag ExpressTogether. We believe this will allow us to capture the position in the market for a dual fashion brand that helps customers dress for every day and any occasion.

Customer
We need to be more effective at engaging our customers and attracting new ones. We are building strategies and developing tactics to communicate with customers differently. We are using a marketing mix model tool to assess where we are spending our marketing dollars and which channels deliver the best return on investment. We are also using a multi-touch attribution tool to evaluate the real-time performance of our in-market messages and track the customer’s journey to purchase, both online and offline. Going forward we plan to relaunch the Express loyalty program and reissue the Express credit card.

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

HOW WE ASSESS THE PERFORMANCE OF OUR BUSINESS

In assessing the performance of our business, we consider a variety of performance and financial measures. These key measures include net sales, comparable sales, cost of goods sold, buying and occupancy costs, gross (loss)/profit/gross margin, and selling, general, and administrative expenses. The following table describes and discusses these measures.

Financial Measures	Description	Discussion
Net Sales	Revenue from the sale of merchandise, less returns and discounts, as well as shipping and handling revenue related to e-commerce, revenue from the rental of our LED sign in Times Square, gift card breakage, revenue earned from our private label credit card agreement, and revenue earned from our franchise agreements.	Our business is seasonal, and we have historically realized a higher portion of our net sales in the third and fourth quarters, due primarily to the impact of the holiday season. Generally, approximately 46% of our annual net sales occur in the Spring season (first and second quarters) and 54% occur in the Fall season (third and fourth quarters). We expect this ratio to be higher in the Fall season in 2020 due to COVID-19.
EXPRESS, INC. | Q1 2020 Form 10-Q | 24

Financial Measures	Description	Discussion
Comparable Sales	Comparable sales is a measure of the amount of sales generated in a period relative to the amount of sales generated in the comparable prior year period. As a result of the temporary store closures due to COVID-19, we will not present comparable sales for the first quarter of 2020.

Our business and our comparable sales are subject, at certain times, to calendar shifts, which may occur during key selling periods close to holidays such as Easter, Thanksgiving, and Christmas, and regional fluctuations for events such as sales tax holidays. We believe comparable sales provides a useful measure for investors by removing the impact of new stores and closed stores. Management considers comparable sales a useful measure in evaluating continuing store performance.
Cost of goods sold, buying and occupancy costs
Includes the following:
•Direct cost of purchased merchandise
•Inventory shrink and other adjustments
•Inbound and outbound freight
•Merchandising, design, planning and allocation, and manufacturing/production costs
•Occupancy costs related to store operations (such as rent and common area maintenance, utilities, and depreciation on assets)
•Logistics costs associated with our e-commerce business
•Impairments on long-lived assets and right of use lease assets
Our cost of goods sold typically increases in higher volume quarters because the direct cost of purchased merchandise is tied to sales.

The primary drivers of the costs of individual goods are raw materials, labor in the countries where our merchandise is sourced, and logistics costs associated with transporting our merchandise.

Buying and occupancy costs related to stores are largely fixed and do not necessarily increase as volume increases.

Changes in the mix of products sold by type of product or by channel may also impact our overall cost of goods sold, buying and occupancy costs.
Gross (Loss)/Profit/Gross Margin	Gross (loss)/profit is net sales minus cost of goods sold, buying and occupancy costs. Gross margin measures gross (loss)/profit as a percentage of net sales.	Gross (loss)/profit/gross margin is impacted by the price at which we are able to sell our merchandise and the cost of our product.

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

EXPRESS, INC. | Q1 2020 Form 10-Q | 25

RESULTS OF OPERATIONS

The First Quarter of 2020 compared to the First Quarter of 2019
Net Sales

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Net sales (in thousands)	$210,275	$451,271
Gross square footage at end of period (in thousands)	5,045	5,349
Number of:
Stores open at beginning of period	595	631
New retail stores	—	—
New outlet stores	—	15
Retail stores converted to outlets	—	(15)
Closed stores	(1)	(2)
Stores open at end of period	594	629
Net sales in the first quarter of 2020 decreased approximately $241.0 million compared to the first quarter of 2019. The sales decrease is primarily attributed to the temporary closure of all Express stores from mid-March through the end of the first quarter of 2020.
Gross (Loss)/Profit
The following table shows cost of goods sold, buying and occupancy costs, gross (loss)/profit in dollars, and gross margin percentage for the stated periods:

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$256,482	$328,768
Gross (loss)/profit	$(46,207)	$122,503
Gross margin percentage	(22.0)%	27.1%
The 4,910 basis point decrease in gross margin percentage, or gross (loss)/profit as a percentage of net sales, in the first quarter of 2020 compared to the first quarter of 2019 was comprised of a decrease in merchandise margin and an increase in buying and occupancy costs as a percentage of net sales. The decrease in merchandise margin was primarily driven by increased promotions as we shifted to a highly competitive online only environment while our stores were temporarily closed as a result of COVID-19. In addition, we recorded higher valuation reserves related to our inventory as well as higher levels of reserves against certain fabric commitments. Buying and occupancy costs deleveraged as a result of the reduction in sales and were also impacted by $14.7 million due to an impairment charge of certain long-lived store related assets and right of use assets. Refer to Note 4 in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion regarding the impairment charges for the thirteen weeks ended May 2, 2020.
EXPRESS, INC. | Q1 2020 Form 10-Q | 26

Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
	(in thousands, except percentages)
Selling, general, and administrative expenses	$99,165	$135,367
Selling, general, and administrative expenses, as a percentage of net sales	47.2%	30.0%
The $36.2 million decrease in selling, general, and administrative expenses in the first quarter of 2020 as compared to the first quarter of 2019 was the result of the previously announced cost savings from the corporate restructuring, the mitigation actions we took in response to COVID-19, and the reduction of certain variable costs associated with operations.
Other Expense, Net
The following table shows other expense in dollars for the stated periods:

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
	(in thousands)
Other expense, net	$2,733	$—
The $2.7 million increase in other expense in the first quarter of 2020 as compared to the first quarter of 2019 was the result of a pretax write-off of our 2016 investment in Homage. Refer to Note 10 in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion regarding the write-off during the thirteen weeks ended May 2, 2020.
Income Tax Expense/(Benefit)
The following table shows income tax expense/(benefit) in dollars for the stated periods:

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
	(in thousands)
Income tax expense/(benefit)	$5,982	$(908)
The effective tax rate was (4.0)% for the thirteen weeks ended May 2, 2020 compared to 8.4% for the thirteen weeks ended May 4, 2019. The effective tax rate for the thirteen weeks ended May 2, 2020 reflects the impact of establishing a valuation allowance against the Company’s net deferred tax assets, which includes $54.3 million of discrete tax expense from a valuation allowance on previously recognized deferred tax assets and $6.8 million valuation allowance on 2020 U.S. state taxes and other tax credits. This tax expense was partially offset by a $19.5 million tax benefit related to the CARES Act, which includes the benefit for the portion of the estimated 2019 and 2020 U.S. Federal net operating losses that are able to be carried back to offset taxable income in the five-year carryback period. The effective tax rate for the thirteen weeks ended May 4, 2019 reflects a tax benefit from a pre-tax loss offset by $1.4 million of discrete tax expense related to a tax shortfall for share-based compensation. The effective tax rate, excluding discrete items, was 33.2% and 22.1% for the thirteen weeks ended May 2, 2020 and May 4, 2019, respectively. The effective tax rate, excluding discrete items, is higher for the current year due to the ability to carryback current year net operating losses allowed under the CARES Act to tax years with higher statutory tax rates.

Operating Loss, Net Loss and Diluted Earnings Per Share
Included in the table below is operating loss, net loss and diluted earnings per share for the thirteen weeks ended May 2, 2020 and May 4, 2019, respectively. We supplement the reporting of our financial information determined
EXPRESS, INC. | Q1 2020 Form 10-Q | 27

under United States generally accepted accounting principles ("GAAP") with certain non-GAAP financial measures: adjusted operating loss, adjusted net loss, and adjusted diluted earnings per share. The following table presents these financial measures, each a non-GAAP financial measure, for the stated periods which eliminate certain non-core operating costs:

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
	(in thousands, except per share amounts)
Operating loss	$(145,279)	$(11,554)
Adjusted operating loss (Non-GAAP)	$(130,601)	$(11,554)	*
Net loss	$(154,050)	$(9,934)
Adjusted net loss (Non-GAAP)	$(99,424)	$(9,934)	*
Diluted earnings per share	$(2.41)	$(0.15)
Adjusted diluted earnings per share (Non-GAAP)	$(1.55)	$(0.15)	*
* No adjustments were made to operating loss, net loss or diluted earnings per share for the thirteen weeks ended May 4, 2019.

We believe that these non-GAAP measures provide additional useful information to assist stockholders in understanding our financial results and assessing our prospects for future performance. Management believes adjusted operating loss, adjusted net loss, and adjusted diluted earnings per share are important indicators of our business performance because they exclude items that may not be indicative of, or are unrelated to, our underlying operating results, and provide a better baseline for analyzing trends in our business. In addition, adjusted diluted earnings per share is used as a performance measure in our long-term executive compensation program for purposes of determining the number of equity awards that are ultimately earned, and adjusted operating loss is a metric used in our short-term cash incentive compensation plan. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported operating loss, net loss or diluted earnings per share. These non-GAAP financial measures reflect an additional way of viewing our operations that, when viewed with the GAAP results and the below reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of our business. Management strongly encourages investors and stockholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.
The following table reconciles the non-GAAP financial measures, adjusted operating loss, adjusted net loss, and adjusted diluted earnings per share, with the most directly comparable GAAP financial measures, operating loss, net loss, and diluted earnings per share for the thirteen weeks ended May 2, 2020.

	Thirteen Weeks Ended May 2, 2020
(in thousands, except per share amounts)	Operating Loss	Income Tax Impact	Net Loss	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$(145,279)		$(154,050)	$(2.41)	64,030
Impairment of property, equipment and lease assets	14,678	(3,856)	10,822	0.17
Equity method investment impairment (a)	—	(642)	2,091	0.03
Valuation allowance on deferred taxes (b)		61,075	61,075	0.95
Tax impact of the CARES Act (c)		(19,473)	(19,473)	(0.30)
Tax impact of executive departures (d)	—	111	111	—
Adjusted Non-GAAP Measure	$(130,601)		$(99,424)	$(1.55)

a.Impairment before tax was $2.7 million and was recorded in Other Expense, net
b.Valuation allowance provided against incurred and potential 2020 losses and previously recognized deferred tax assets, less net operating losses utilized within CARES Act
c.The Company recognized an income tax benefit of $19.5 million primarily due to a net operating loss carryback under the enacted CARES Act.
d.Represents the tax impact related to the expiration of former executive non-qualified stock options.
EXPRESS, INC. | Q1 2020 Form 10-Q | 28

LIQUIDITY AND CAPITAL RESOURCES

COVID-19 Pandemic
As previously announced, we took a number of actions to maintain liquidity throughout the COVID-19 pandemic, which are as follows:

■Accessed $165.0 million from our $250.0 million asset based credit facility
■Cut second quarter inventory receipts by over $100.0 million
■Identified cost savings of approximately $75.0 million dollars to be realized in 2020, including the impact from our previously announced COVID-19 mitigation actions, and a decrease in our variable costs as a result of the decline in sales
■Lowered expected annual capital expenditures by approximately $25.0 million
■Anticipated cash benefits in 2020 from the CARES Act of approximately $20.0 million, including the expanded operating loss carry back, employer payroll tax credit and deferral provisions. Additional significant cash benefits from the CARES Act are also expected to be realized in 2021.

The total liquidity benefits from these actions in 2020 are expected to be approximately $385.0 million, of which $195.0 million was realized in the first quarter of 2020. These benefits are incremental to the previously announced cost savings associated with the EXPRESSway Forward strategy.

Forward-Looking Liquidity Discussion
Our liquidity position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within three to five days of the related sale, and we have up to 75 days to pay certain merchandise vendors and 45 days to pay the majority of our non-merchandise vendors.

We believe our existing cash and cash generated from future operations combined with the actions we have taken in response to COVID-19 will be sufficient to fund our operating lease obligations, capital expenditures and working capital needs for at least the next 12 months and the foreseeable future.

Analysis of Cash Flows
A summary of cash provided by or used in operating, investing, and financing activities is shown in the following table:

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
	(in thousands)
Used in operating activities	$(131,238)	$(16,945)
Used in investing activities	(4,176)	(4,078)
Provided by (used in) financing activities	164,460	(6,414)
Increase (decrease) in cash and cash equivalents	29,046	(27,437)
Cash and cash equivalents at end of period	$236,185	$144,233
Operating Activities
Our business relies on cash flows from operations as our primary source of liquidity, with the majority of those cash flows being generated in the fourth quarter of the year. Our primary operating cash needs are for merchandise inventories, payroll, store rent and marketing. For the thirteen weeks ended May 2, 2020, our cash flows used in operating activities were $131.2 million compared to $16.9 million used in operating activities for the thirteen weeks ended May 4, 2019. This $114.3 million decrease in cash flows from operating activities for the thirteen weeks
EXPRESS, INC. | Q1 2020 Form 10-Q | 29

ended May 2, 2020 was primarily driven by the temporary closure of our stores as a result of COVID-19. Also, as a result of COVID-19, we did not make our store rent payments for April, May or June 2020.
Investing Activities
We also use cash for capital expenditures and financing transactions. For the thirteen weeks ended May 2, 2020, we had capital expenditures of approximately $4.2 million. These relate primarily to new and remodeled store construction and fixtures and investments in information technology. We expect capital expenditures for the remainder of 2020 to be approximately $16.0 million to $20.0 million, primarily driven by new and remodeled store construction and investments in information technology. These capital expenditures do not include the impact of landlord allowances, which are expected to be approximately $2.0 million for the remainder of 2020.
Financing Activities
On March 17, 2020, we provided notice to the lenders under our Revolving Credit Facility of our request to borrow $165.0 million in order to strengthen our liquidity position and preserve financial flexibility in response to the COVID-19 outbreak that led to the temporary closure of all of our Express and Express Factory Outlet stores. As of May 2, 2020, amounts outstanding under our Revolving Credit Facility were $165.0 million, which is classified as long-term debt on the unaudited Consolidated Balance Sheet and approximately $67.8 million was available for borrowing under the Revolving Credit Facility subject to certain borrowing base limitations and after outstanding letters of credit in the amount of $17.2 million, primarily related to our third party logistics contract. Refer to Note 7 to our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information on our Revolving Credit Facility.
On November 28, 2017, the Board approved a share repurchase program that authorizes us to repurchase up to $150.0 million of our outstanding common stock using available cash. During the thirteen weeks ended May 2, 2020, we did not repurchase shares under the stock repurchase program. During the thirteen weeks ended May 4, 2019, we repurchased 0.9 million shares under the share repurchase program for an aggregate amount equal to $4.9 million, including commissions. As of May 2, 2020, we had approximately $34.2 million remaining under the share repurchase program.

CONTRACTUAL OBLIGATIONS

Our contractual obligations and other commercial commitments did not change materially between February 1, 2020 and May 2, 2020, except for the borrowing of the $165.0 million under our Revolving Credit Facility. Refer to Note 7 to our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information on our Revolving Credit Facility. For additional information regarding our contractual obligations as of February 1, 2020, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended February 1, 2020.

CRITICAL ACCOUNTING POLICIES

Management has determined that our most critical accounting policies are those related to revenue recognition, merchandise inventory valuation, long-lived asset valuation, claims and contingencies, and income taxes. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to the policies discussed in our Annual Report on Form 10-K for the year ended February 1, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

As discussed in Note 7 of our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report, our Revolving Credit Facility bears interest at variable rates. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors.
EXPRESS, INC. | Q1 2020 Form 10-Q | 30

Based on the levels of borrowings under the Revolving Credit Facility at May 2, 2020, we estimate that a 100 basis point increase or decrease in underlying interest rates would increase or decrease annual interest expense by approximately $1.7 million.

With the exception of these changes in the levels of borrowings under our Revolving Credit Facility, there have been no material changes in our quantitative and qualitative market risks from those disclosed in our Annual Report on Form 10-K for the year ended February 1, 2020.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 2, 2020.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the first quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
Information relating to legal proceedings is set forth in Note 9 to our unaudited Consolidated Financial Statements included in Part I of this Quarterly Report and is incorporated herein by reference.

ITEM 1A. RISK FACTORS.
In addition to the other information set forth in this Quarterly Report, careful consideration should be given to the risk factors set forth in “Item 1A. Risk Factors”, of our Annual Report on Form 10-K for the year ended February 1, 2020, any of which could materially affect our business, operations, financial position, stock price, or future results. The risks described herein and in our Annual Report on Form 10-K for the year ended February 1, 2020, are important to an understanding of the statements made in this Quarterly Report, in our other filings with the SEC, and in any other discussion of our business. These risk factors, which contain forward-looking information, should be read in conjunction with “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the unaudited Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report.
EXPRESS, INC. | Q1 2020 Form 10-Q | 31

The COVID-19 pandemic could continue to adversely affect our business, sales, financial condition, results of operations and cash flows, and our ability to access current or obtain new lending facilities.
Since being reported in December 2019, COVID-19 has spread globally, including to every state in the United States, and has been declared a pandemic by the World Health Organization. The COVID-19 pandemic and preventative measures taken to contain or mitigate such have caused, and are continuing to cause, business slowdown or shutdown in affected areas and significant disruption in the financial markets both globally and in the United States, which could lead to a decline in discretionary spending by consumers, and in turn impact, possibly materially, our business, sales, financial condition and results of operations. The impacts include, but are not limited to:

•retail and outlet store closures or reduced operating hours and/or decreased traffic;
•disruption to our distribution centers and our third-party manufacturing partners and other vendors, including the effects of facility closures, reductions in operating hours, labor shortages, and real time changes in operating procedures, including for additional cleaning and disinfection procedures; and
•significant disruption of global financial markets, which could have a negative impact on our ability to access capital in the future.

The further spread of COVID-19, and the requirements to take action to help limit the spread of the illness, will impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business, results of operations, cash flows and financial condition. The extent of the impact of COVID-19 on our business and financial results will depend on future developments, including the duration and spread of the outbreak within the markets in which we operate, the related impact on consumer confidence and spending, and the effect of governmental regulations imposed in response to the pandemic, all of which are highly uncertain and ever-changing. The sweeping nature of the COVID-19 pandemic makes it extremely difficult to predict how our business and operations will be affected in the long run. However, the likely overall economic impact of the pandemic is viewed as highly negative to the general economy. Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic, could materially increase our costs, negatively impact our sales and damage our results of operations and liquidity, possibly to a significant degree. While we currently believe liquidity will be sufficient to fund our lease obligations, capital expenditures, and working capital for the next 12 months and the foreseeable future, the duration of any such impacts cannot be predicted.

If we are unable to maintain compliance with the covenants contained in our current credit facility, we may be unable to make additional borrowings on any undrawn amounts and may be required to repay our then outstanding debt under the facility. In addition, global economic conditions may make it more difficult to access new credit facilities.

Our liquidity position is, in part, dependent upon our ability to borrow under our current credit facility. As discussed in Note 7 of our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report, on May 24, 2019, Express Holding, LLC, a wholly-owned subsidiary of the Company (“Express Holding”), and its subsidiaries entered into a First Amendment to the Second Amended and Restated $250.0 million Asset-Based Loan Credit Agreement (“Revolving Credit Facility”). The expiration date of the Revolving Credit Facility is May 24, 2024. On March 17, 2020, we drew down $165.0 million available to us under the credit facility to increase liquidity and enhance financial flexibility given the uncertain market conditions as a result of the COVID-19 outbreak. We may be required to comply with a minimum fixed charge coverage ratio from our Revolving Credit Facility Agreement. If we borrow additional funds so that our availability is less than 10%, a requirement of a greater than 1:1 ratio would be necessary. In addition to other customary affirmative and negative covenants, including those which (subject to certain exceptions and dollar thresholds) limit our ability to incur debt; incur liens; make investments; engage in mergers, consolidations, liquidations or acquisitions; dispose of assets; make distributions on or repurchase equity securities; engage in transactions with affiliates; and prohibit us, with certain exceptions, from engaging in any line of business not related to our current line of business. As of May 2, 2020, we were in compliance with all covenants. However, as a result of the COVID-19 outbreak, our total revenues have decreased significantly and we have implemented certain operational changes in order to address the evolving challenges presented by the global pandemic on our operations. Due to the impacts of COVID-19, our financial performance in future fiscal quarters will be negatively impacted. There is no guarantee that our financial performance will improve for the next 12 months from this filing. A failure to comply with the financial covenants under our credit facility would give rise to an event of
EXPRESS, INC. | Q1 2020 Form 10-Q | 32

default under the term of the credit facility, allowing the lenders to refuse to lend additional available amounts to us and giving them the right to terminate the facility and accelerate repayment of any outstanding debt under the credit facility.

Our stockholder rights agreement could make it more difficult for a third party to acquire control of the Company which could have a negative effect on the price of our common stock.

Effective April 20, 2020, we adopted a Stockholder Rights Agreement (the "Rights Agreement") which could discourage potential acquisition proposals and could delay or prevent a change in control of the Company or a change in our management or Board of Directors, even in situations that may be considered beneficial by some of our stockholders. The Rights Agreement may substantially dilute the stock ownership of a person or group that attempts to acquire a large interest without first negotiating with our Board of Directors. These deterrents could also adversely affect the price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding the purchase of shares of our common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during each month of the quarterly period ended May 2, 2020:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs(2)
	(in thousands, except per share amounts)
February 2, 2020 - February 29, 2020	1	$4.37	—	$34,215
March 1, 2020 - April 4, 2020	4	$4.14	—	$34,215
April 5, 2020 - May 2, 2020	263	$1.97	—	$34,215
Total	268		—

1.Includes shares purchased in connection with employee tax withholding obligations under the Express, Inc. 2010 Incentive Compensation Plan, as amended (the “2010 Plan”) and the Express, Inc. 2018 Incentive Compensation Plan (the “2018 Plan”). Refer to Note 8 of our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further details of the 2010 Plan and 2018 Plan.
2.On November 28, 2017, the Board approved a share repurchase program that authorizes the Company to repurchase up to $150 million of the Company’s outstanding common stock using available cash. The Company may repurchase shares on the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and amount of stock repurchases will depend on a variety of factors, including business and market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified, or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
None.
EXPRESS, INC. | Q1 2020 Form 10-Q | 33

ITEM 6. EXHIBITS.
The following exhibits are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Exhibit Number	Exhibit Description
3.1	Certificate of Designations of Series A Preferred Stock of Express, Inc., as filed with the Secretary of State of the State of Delaware on April 20, 2020 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on April 21, 2020).
4.1	Rights Agreement, dated as of April 20, 2020, between Express, Inc. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on April 21, 2020).
10.1*+	Form of Express, Inc. Restricted Stock Unit Award Agreement
10.2*+	Form of Express, Inc. Other Cash-Based Award Agreement
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
+ Indicates a management contractor compensatory plan or arrangement.

EXPRESS, INC. | Q1 2020 Form 10-Q | 34

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	June 9, 2020	EXPRESS, INC.

		By:	/s/ Periclis Pericleous
Periclis Pericleous
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXPRESS, INC. | Q1 2020 Form 10-Q | 35