Form 10-Q
period 2020-08-01
EXPRESS, INC.
filed 2020-09-09
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 1, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock was 64,837,737 as of August 29, 2020.
EXPRESS, INC. | Q2 2020 Form 10-Q | 1

EXPRESS, INC.

EXPRESS, INC. | Q2 2020 Form 10-Q | 2

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
•fluctuations in our sales, results of operations, and cash levels on a seasonal basis and due to a variety of other factors, including our product offerings relative to customer demand, the mix of merchandise we sell, promotions, inventory levels, and sales mix between stores and eCommerce;
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

EXPRESS, INC. | Q2 2020 Form 10-Q | 3

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
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. For a discussion of these risks and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Item 1A. Risk Factors” included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended February 1, 2020 (“Annual Report”), filed with the Securities and Exchange Commission (“SEC”) on March 17, 2020. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as required by law.
EXPRESS, INC. | Q2 2020 Form 10-Q | 4

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS.
EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts) (Unaudited)

	August 1, 2020	February 1, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$192,894	$207,139
Receivables, net	18,806	10,824
Income tax receivable	88,724	3,000
Inventories	232,302	220,303
Prepaid rent	6,829	6,850
Other	26,337	22,573
Total current assets	565,892	470,689

RIGHT OF USE ASSET, NET	902,211	1,010,216

PROPERTY AND EQUIPMENT	989,589	979,639
Less: accumulated depreciation	(773,972)	(731,309)
Property and equipment, net	215,617	248,330

DEFERRED TAX ASSETS	—	54,973
OTHER ASSETS	3,724	6,531
Total assets	$1,687,444	$1,790,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term lease liability	$207,672	$226,174
Accounts payable	143,491	126,863
Deferred revenue	30,932	38,227
Accrued expenses	145,999	76,211
Total current liabilities	528,094	467,475

LONG-TERM LEASE LIABILITY	816,877	897,304
LONG-TERM DEBT	165,000	—
OTHER LONG-TERM LIABILITIES	28,597	19,658
Total liabilities	1,538,568	1,384,437

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 93,632 shares and 93,632 shares issued at August 1, 2020 and February 1, 2020, respectively, and 64,830 shares and 63,922 shares outstanding at August 1, 2020 and February 1, 2020, respectively	936	936
Additional paid-in capital	217,828	215,207
Retained earnings	260,529	533,690
Treasury stock – at average cost; 28,802 shares and 29,710 shares at August 1, 2020 and February 1, 2020, respectively	(330,417)	(343,531)
Total stockholders’ equity	148,876	406,302
Total liabilities and stockholders’ equity	$1,687,444	$1,790,739
See Notes to Unaudited Consolidated Financial Statements.
EXPRESS, INC. | Q2 2020 Form 10-Q | 5

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts) (Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
NET SALES	$245,703	$472,715	$455,978	$923,986
COST OF GOODS SOLD, BUYING AND OCCUPANCY COSTS	289,760	346,217	546,242	674,985
Gross (loss)/profit	(44,057)	126,498	(90,264)	249,001
OPERATING EXPENSES:
Selling, general, and administrative expenses	92,805	135,723	191,970	271,090
Other operating (income)/expense, net	(568)	535	(661)	(775)
Total operating expenses	92,237	136,258	191,309	270,315

OPERATING LOSS	(136,294)	(9,760)	(281,573)	(21,314)

INTEREST EXPENSE/(INCOME), NET	1,023	(783)	1,079	(1,495)
OTHER EXPENSE, NET	—	—	2,733	—
LOSS BEFORE INCOME TAXES	(137,317)	(8,977)	(285,385)	(19,819)
INCOME TAX (BENEFIT)/EXPENSE	(29,547)	726	(23,565)	(182)
NET LOSS	$(107,770)	$(9,703)	$(261,820)	$(19,637)

COMPREHENSIVE LOSS	$(107,770)	$(9,703)	$(261,820)	$(19,637)

EARNINGS PER SHARE:
Basic	$(1.67)	$(0.14)	$(4.07)	$(0.29)
Diluted	$(1.67)	$(0.14)	$(4.07)	$(0.29)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	64,645	67,253	64,338	67,049
Diluted	64,645	67,253	64,338	67,049
See Notes to Unaudited Consolidated Financial Statements.
EXPRESS, INC. | Q2 2020 Form 10-Q | 6

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in Thousands) (Unaudited)

	Common Stock					Treasury Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	At Average Cost	Total
BALANCE, February 1, 2020	63,922	$936	$215,207	$533,690	$—	29,710	$(343,531)	$406,302
Net loss	—	—	—	(154,050)	—	—	—	(154,050)
Exercise of stock options and restricted stock	802	—	(1,609)	(7,659)	—	(802)	9,268	—
Share-based compensation	—	—	2,502	—	—	—	—	2,502
Repurchase of common stock	(268)	—	—	—	—	268	(540)	(540)
BALANCE, May 2, 2020	64,456	$936	$216,100	$371,981	$—	29,176	$(334,803)	$254,214
Net loss	—	—	—	(107,770)	—	—	—	(107,770)
Exercise of stock options and restricted stock	386	—	(732)	(3,682)	—	(386)	4,414	—
Share-based compensation	—	—	2,460	—	—	—	—	2,460
Repurchase of common stock	(12)	—	—	—	—	12	(28)	(28)
BALANCE, August 1, 2020	64,830	$936	$217,828	$260,529	$—	28,802	$(330,417)	$148,876

	Common Stock					Treasury Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	At Average Cost	Total
BALANCE, February 2, 2019	67,424	$936	$211,981	$713,864	$—	26,208	$(341,603)	$585,178
Adoption of ASC Topic 842	—	—	—	(5,482)	—	—	—	(5,482)
Net loss	—	—	—	(9,934)	—	—	—	(9,934)
Exercise of stock options and restricted stock	1,024	—	(4,316)	(8,735)	—	(1,024)	13,051	—
Share-based compensation	—	—	2,372	—	—	—	—	2,372
Repurchase of common stock	(1,273)	—	—	—	—	1,273	(6,387)	(6,387)
BALANCE, May 4, 2019	67,175	$936	$210,037	$689,713	$—	26,457	$(334,939)	$565,747
Net loss	—	—	—	(9,703)	—	—	—	(9,703)
Exercise of stock options and restricted stock	93	—	(311)	(867)	—	(93)	1,178	—
Share-based compensation	—	—	2,424	—	—	—	—	2,424
Repurchase of common stock	(1)	—	—	—	—	1	(4)	(4)
BALANCE, August 3, 2019	67,267	$936	$212,150	$679,143	$—	26,365	$(333,765)	$558,464
See Notes to Unaudited Consolidated Financial Statements.

EXPRESS, INC. | Q2 2020 Form 10-Q | 7

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands) (Unaudited)

	Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(261,820)	$(19,637)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	37,323	43,243
Loss on disposal of property and equipment	1	860
Impairment of property, equipment and lease assets	21,483	2,281
Equity method investment impairment	3,233	500
Share-based compensation	4,962	4,796
Deferred taxes	63,621	164
Landlord allowance amortization	(208)	(1,181)
Other non-cash adjustments	(500)	(500)
Changes in operating assets and liabilities:
Receivables, net	(7,982)	4,841
Income tax receivable	(85,724)	(1,136)
Inventories	(11,999)	(1,039)
Accounts payable, deferred revenue, and accrued expenses	75,588	(22,655)
Other assets and liabilities	(8,361)	(8,809)
Net cash (used in) provided by operating activities	(170,383)	1,728

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,130)	(12,145)
Net cash used in investing activities	(10,130)	(12,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Costs incurred in connection with debt arrangements	—	(849)
Proceeds from financing arrangements	167,548	—
Payments on lease financing obligations	—	(54)
Repayments of financing arrangements	(712)	—
Repurchase of common stock under share repurchase program	—	(4,889)
Repurchase of common stock for tax withholding obligations	(568)	(1,502)
Net cash provided by (used in) financing activities	166,268	(7,294)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,245)	(17,711)
CASH AND CASH EQUIVALENTS, Beginning of period	207,139	171,670
CASH AND CASH EQUIVALENTS, End of period	$192,894	$153,959
See Notes to Unaudited Consolidated Financial Statements.
EXPRESS, INC. | Q2 2020 Form 10-Q | 8

EXPRESS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

EXPRESS, INC. | Q2 2020 Form 10-Q | 9

NOTE 1 | DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business Description
Express, Inc., together with its subsidiaries (“Express” or the “Company”), is a modern, versatile, dual gender apparel and accessories brand that helps people get dressed for every day and any occasion. Launched in 1980 with the idea that style, quality and value should all be found in one place, Express has been a brand of the now, offering some of the most important and enduring fashion trends. Express aims to Create Confidence & Inspire Self-Expression through a design & merchandising view that brings forward The Best of Now for Real Life Versatility. The Company operates 593 retail and factory outlet stores in the United States and Puerto Rico, as well as an online destination.

As of August 1, 2020, Express operated 378 primarily mall-based retail stores in the United States and Puerto Rico as well as 215 factory outlet stores. Additionally, as of August 1, 2020, the Company earned revenue from 7 franchise stores in Latin America. These franchise stores are operated by franchisees pursuant to franchise agreements. Under the franchise agreements, the franchisees operate stand-alone Express stores that sell Express-branded apparel and accessories purchased directly from the Company.
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. References herein to “2020” and “2019” represent the 52-week period ended January 30, 2021 and the 52-week period ended February 1, 2020, respectively. All references herein to “the second quarter of 2020” and “the second quarter of 2019” represent the thirteen weeks ended August 1, 2020 and August 3, 2019, respectively.
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and the U.S. Securities and Exchange Commission’s Article 10, Regulation S-X and therefore do not include all of the information or footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for 2020. Therefore, these statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended February 1, 2020, included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 17, 2020.
Principles of Consolidation
The unaudited Consolidated Financial Statements include the accounts of Express, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Segment Reporting
The Company defines an operating segment on the same basis that it uses to evaluate performance internally. The Company has determined that, together, its Chief Executive Officer and its President and Chief Operating Officer are the Chief Operating Decision Maker, and that there is one operating segment. Therefore, the Company reports results as a single segment, which includes the operation of its Express brick-and-mortar retail and outlet stores, eCommerce operations, and franchise operations.
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
EXPRESS, INC. | Q2 2020 Form 10-Q | 10

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

During March 2020, in response to the COVID-19 outbreak and business disruption resulting from quarantines, stay-at-home orders, and similar mandates, Express temporarily closed all its Company stores and offices, and as a result, all store associates and a number of home office employees were furloughed. For the remainder of the home office employees, remote work arrangements were put in place and were designed to allow for continued operation of the business, including financial reporting systems and internal controls. Express continued to be materially impacted by COVID-19 in the second quarter, as over 30% of Express stores were closed for more than half of the second quarter, and some stores in California and New York remained closed as of August 26, 2020. These continued closures and the potential that additional stores could be closed for a significant amount of time in the future could lead results and cash flows to be significantly different than the Company's forecasts.

The Company's website, www.express.com, remained open, supported by third-party logistics providers, and Company employees working remotely.

The Company has considered the impact of COVID-19 on our unaudited Consolidated Financial Statements and expects it to have future impacts, the extent of which is uncertain and largely subject to whether the severity of the pandemic worsens and/or its duration lengthens. These impacts could include but may not be limited to risks and uncertainty in the near to medium term related to federal, state, and local store closure requirements, customer demand, worker availability, the Company's ability to procure inventory, distribution facility closures, shifts in demand between sales channels, and market volatility in supply chain and store rents. Consequently, this may subject the Company to future risk of long-lived asset and lease right of use asset impairments, increased reserves for uncollectible accounts, and adjustments for inventory, including the lower of cost or net realizable value adjustment. The Company writes down inventory, the impact of which is reflected in cost of goods sold, buying and occupancy costs in the unaudited Consolidated Statements of Income and Comprehensive Income, if the cost of specific inventory items on hand exceeds the amount the Company expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management's judgment regarding future demand and market conditions and analysis of historical experience. The lower of cost or net realizable value adjustment to inventory as of August 1, 2020 and February 1, 2020 was $20.2 million and $10.4 million, respectively.

NOTE 2 | REVENUE RECOGNITION

The following is information regarding the Company’s major product categories and sales channels:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
	(in thousands)
Apparel	$207,421	$408,305	$387,004	$797,195
Accessories and other	25,888	50,596	47,268	96,456
Other revenue	12,394	13,814	21,706	30,335
Total net sales	$245,703	$472,715	$455,978	$923,986

EXPRESS, INC. | Q2 2020 Form 10-Q | 11

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
	(in thousands)
Retail	$164,745	$337,606	$324,282	$665,945
Outlet	68,564	121,295	109,990	227,706
Other revenue	12,394	13,814	21,706	30,335
Total net sales	$245,703	$472,715	$455,978	$923,986
Other revenue consists primarily of revenue earned from our private label credit card agreement, shipping and handling revenue related to eCommerce activity, revenue from gift card breakage, sell-off revenue related to marked-out-of-stock inventory sales to third parties, and revenue from franchise agreements.

Revenue related to the Company’s international franchise operations was not material for any period presented and, therefore, are not reported separately from domestic revenue.
Revenue Recognition Policies
Merchandise Sales
The Company recognizes sales for in-store purchases at the point-of-sale. Revenue related to eCommerce transactions is recognized upon shipment based on the fact that control transfers to the customer at that time. The Company has made a policy election to treat shipping and handling as costs to fulfill the contract and as a result any amounts received from customers are included in the transaction price allocated to the performance obligation of providing goods with a corresponding amount accrued within cost of goods sold, buying and occupancy costs in the unaudited Consolidated Statements of Income and Comprehensive Income for amounts paid to applicable carriers. Associate discounts on merchandise purchases are classified as a reduction of net sales. Net sales excludes sales tax collected from customers and remitted to governmental authorities.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
	(in thousands)
Beginning balance loyalty deferred revenue	$9,585	$14,716	$14,063	$15,319
Reduction in revenue/(revenue recognized)	284	50	(4,194)	(553)
Ending balance loyalty deferred revenue	$9,869	$14,766	$9,869	$14,766
Sales Returns Reserve
The Company reduces net sales and provides a reserve for projected merchandise returns based on prior experience. Merchandise returns are often resalable merchandise and are refunded by issuing the same payment tender as the original purchase. The sales returns reserve was $7.8 million and $9.1 million as of August 1, 2020 and February 1, 2020, respectively, and is included in accrued expenses on the unaudited Consolidated Balance Sheets. The asset related to projected returned merchandise is included in other assets on the unaudited Consolidated Balance Sheets.
EXPRESS, INC. | Q2 2020 Form 10-Q | 12

Gift Cards
The Company sells gift cards in its stores, on its eCommerce website, and through third parties. These gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The gift card liability balance was $20.9 million and $24.1 million, as of August 1, 2020 and February 1, 2020, respectively, and is included in deferred revenue on the unaudited Consolidated Balance Sheets. The Company recognizes revenue from gift cards when they are redeemed by the customer. The Company also recognizes income on unredeemed gift cards, referred to as “gift card breakage.” Gift card breakage is recognized proportionately using a time-based attribution method from issuance of the gift card to the time when it can be determined that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. The gift card breakage rate is based on historical redemption patterns. Gift card breakage is included in net sales in the unaudited Consolidated Statements of Income and Comprehensive Income.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
	(in thousands)
Beginning gift card liability	$21,728	$21,576	$24,142	$25,133
Issuances	4,353	7,956	8,393	15,669
Redemptions	(4,728)	(8,799)	(10,146)	(18,918)
Gift card breakage	(488)	(767)	(1,524)	(1,918)
Ending gift card liability	$20,865	$19,966	$20,865	$19,966
Private Label Credit Card
The Company has an agreement with Comenity Bank (the “Bank”) to provide customers with private label credit cards (the “Card Agreement”) which was amended on August 28, 2017 to extend the term of the arrangement through December 31, 2024. Each private label credit card bears the logo of the Express brand and can only be used at the Company’s store locations and eCommerce channel. The Bank is the sole owner of the accounts issued under the private label credit card program and absorbs the losses associated with non-payment by the private label card holders and a portion of any fraudulent usage of the accounts.
Pursuant to the Card Agreement, the Company receives amounts from the Bank during the term based on a percentage of private label credit card sales and is also eligible to receive incentive payments for the achievement of certain performance targets. These funds are recorded as net sales in the unaudited Consolidated Statements of Income and Comprehensive Income. The Company also receives reimbursement funds from the Bank for certain expenses the Company incurs. These reimbursement funds are used by the Company to fund marketing and other programs associated with the private label credit card. The reimbursement funds received related to private label credit cards are recorded as net sales in the unaudited Consolidated Statements of Income and Comprehensive Income.

In connection with the Card Agreement, the Bank agreed to pay the Company a $20.0 million refundable payment which the Company recognized upon receipt as deferred revenue within other long-term liabilities in the Consolidated Balance Sheets and began to recognize into income on a straight-line basis commencing January of 2018. As of August 1, 2020, the deferred revenue balance of $12.7 million will be recognized over the remaining term of the amended Card Agreement within the other revenue component of net sales.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
	(in thousands)
Beginning balance refundable payment liability	$13,431	$16,309	$14,150	$17,028
Recognized in revenue	(720)	(720)	(1,439)	(1,439)
Ending balance refundable payment liability	$12,711	$15,589	$12,711	$15,589

EXPRESS, INC. | Q2 2020 Form 10-Q | 13

NOTE 3 | EARNINGS PER SHARE

The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
	(in thousands)
Weighted-average shares - basic	64,645	67,253	64,338	67,049
Dilutive effect of stock options and restricted stock units	—	—	—	—
Weighted-average shares - diluted	64,645	67,253	64,338	67,049
Equity awards representing 11.3 million and 10.4 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen and twenty-six weeks, ended August 1, 2020, respectively, as the inclusion of these awards would have been anti-dilutive. Equity awards representing 6.6 million and 6.3 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen and twenty-six weeks ended August 3, 2019, respectively, as the inclusion of these awards would have been anti-dilutive.
Additionally, for the thirteen weeks ended August 1, 2020, approximately 0.2 million shares were excluded from the computation of diluted weighted average shares because the number of shares that will ultimately be issued is contingent on the Company’s performance compared to pre-established performance goals which have not been achieved as of August 1, 2020.

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
Financial Assets
The following table presents the Company’s financial assets, recorded in cash and cash equivalents on the unaudited Consolidated Balance Sheets, measured at fair value on a recurring basis as of August 1, 2020 and February 1, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall.

EXPRESS, INC. | Q2 2020 Form 10-Q | 14

	August 1, 2020
	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$173,071	$—	$—

	February 1, 2020
	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$188,182	$—	$—
The money market funds are valued using quoted market prices in active markets.
The carrying amounts reflected on the unaudited Consolidated Balance Sheets for the remaining cash and cash equivalents, receivables, prepaid expenses, and payables as of August 1, 2020 and February 1, 2020 approximated their fair values.
Non-Financial Assets
The Company’s non-financial assets, which include fixtures, equipment, improvements, and right of use assets are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur indicating the carrying value of these assets may not be recoverable, an impairment test is required. For stores that trigger, a recovery test is performed first comparing the undiscounted cash flows to the net assets of the store. The second step impairment test requires the Company to estimate the fair value of the assets and compare this to the carrying value of the assets. If the fair value of the asset is less than the carrying value, then an impairment charge is recognized, and the non-financial assets are recorded at fair value. The Company estimates the fair value using a discounted cash flow model or other fair value models as appropriate. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results, projected cash flows, and overall economic factors, including the current global outbreak of COVID-19. As a result of the COVID-19 pandemic, including temporary store closures and the related decline in sales beginning in March 2020 and continuing through the second quarter, the Company concluded that a triggering event had occurred. Consequently, the Company performed interim impairment testing. As a result of this testing, during the thirteen and twenty-six weeks ended August 1, 2020, the Company recognized impairment charges of approximately $6.8 million and $21.5 million, respectively, related to store-level property and equipment and right of use assets. During the thirteen and twenty-six weeks ended August 3, 2019, the Company recognized impairment charges of approximately $2.3 million. Impairment charges are recorded in cost of goods sold, buying and occupancy costs in the unaudited Consolidated Statements of Income and Comprehensive Income.

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

On March 27, 2020, the Coronavirus Aid Relief and Economic Security (“CARES”) Act was enacted into law. The CARES Act provides several provisions that impact the Company including the establishment of a five-year carryback of net operating losses originating in the tax years 2018, 2019, and 2020, temporarily suspending the 80% limitation on the use of net operating losses, relaxing limitation rules on business interest deductions, and retroactively clarifying that businesses may immediately write-off certain qualified leasehold improvement property dating back to January 1, 2018.

The Company’s effective tax rate was 21.5% and (8.1)% for the thirteen weeks ended August 1, 2020 and August 3, 2019, respectively. The effective tax rate for the thirteen weeks ended August 1, 2020 reflects the impact of recording an additional valuation allowance of $16.2 million against estimated 2020 U.S. federal and state deferred tax assets and other tax credits of which a portion relates to 2020 U.S. federal net operating losses that could not be carried back to offset taxable income in the five-year carryback period as part of the CARES Act. This was partially
EXPRESS, INC. | Q2 2020 Form 10-Q | 15

offset by $9.1 million of tax benefit related to the portion of the estimated 2020 U.S. federal net operating losses that are able to be carried back to years with a higher federal statutory tax rate than is currently enacted. The effective tax rate for the thirteen weeks ended August 3, 2019 reflects a tax benefit from a pre-tax loss offset by $1.1 million of discrete tax expense related to a tax shortfall for share-based compensation.

The Company’s effective tax rate was 8.3% and 0.9% for the twenty-six weeks ended August 1, 2020 and August 3, 2019, respectively. The effective tax rate for the twenty-six weeks ended August 1, 2020 was less than the statutory rate due to the impact of establishing a valuation allowance against the Company’s net deferred tax assets, which includes $55.0 million of discrete tax expense from a valuation allowance against previously recognized deferred tax assets and a $22.3 million valuation allowance against estimated 2020 U.S. federal and state deferred tax assets and other tax credits of which a portion relates to 2020 U.S. federal net operating losses that could not be carried back to offset taxable income in the five-year carryback period as part of the CARES Act. This was partially offset by a $28.6 million tax benefit related to the portion of the estimated 2019 and 2020 U.S. federal net operating losses that are able to be carried back to years with a higher federal statutory tax rate than is currently enacted. The effective tax rate for the twenty-six weeks ended August 3, 2019 reflects a tax benefit from a pre-tax loss offset by $2.5 million of discrete tax expense related to a tax shortfall for share-based compensation.

Due to the ongoing impact of the COVID-19 pandemic, the Company no longer believes it is able to objectively forecast taxable income in future years, which provides significant negative evidence when assessing whether the Company will more likely than not realize the full amount of the U.S. net deferred tax assets. As such, the Company recorded a valuation allowance against the full amount of the U.S. net deferred tax assets that are not forecasted to be utilized with the 2020 net operating loss carryback. We will continue to evaluate the Company’s ability to realize the deferred tax assets on a quarterly basis.

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

As a result of the impact of the COVID-19 pandemic, the Company did not initially make its store rent payments for certain stores in the first and second quarter of 2020. The Company established an accrual for rent payments that were not made and has continued to recognize accrued rent expense. As a result of negotiations with certain landlords, the Company has since made rent payments for certain stores and some landlords have agreed to abate certain rent payments. The appropriate adjustments were made to accrued rent. The Accrued rent is within accrued expenses on the unaudited Consolidated Balance Sheets. Accrued minimum rent as of August 1, 2020 and February 1, 2020, was $73.7 million and $3.2 million, respectively.
EXPRESS, INC. | Q2 2020 Form 10-Q | 16

Supplemental cash flow information related to leases is as follows:

	Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$70,707	$142,530
Right-of-use assets obtained in exchange for operating lease liabilities	$17,893	$8,448

NOTE 7 | DEBT

A summary of the Company’s financing activities is as follows:

Revolving Credit Facility
On May 24, 2019, Express Holding, LLC, a wholly-owned subsidiary of the Company (“Express Holding”), and its subsidiaries entered into a First Amendment to the Second Amended and Restated $250.0 million Asset-Based Loan Credit Agreement (“Revolving Credit Facility”). The expiration date of the Revolving Credit Facility is May 24, 2024.

On March 17, 2020, the Company provided notice to the lenders under the Revolving Credit Facility of a request to borrow $165.0 million. The Company borrowed under the Revolving Credit Facility in order to strengthen its liquidity position and preserve financial flexibility in response to the COVID-19 pandemic and the related temporary store closures. As of August 1, 2020, the Company had $165.0 million in borrowings outstanding and approximately $51.5 million remained available for borrowing under the Revolving Credit Facility after $18.8 million of letters of credit outstanding and subject to certain borrowing base limitations as further discussed below.

Under the Revolving Credit Facility, revolving loans may be borrowed, repaid, and reborrowed until May 24, 2024, at which time all amounts borrowed must be repaid. Borrowings under the Revolving Credit Facility bear interest at a rate equal to either the rate published by ICE Benchmark Administration Limited (with a floor of 0%) (the “Eurodollar Rate”) plus an applicable margin rate or the highest of (1) Wells Fargo Bank, National Association’s prime lending rate (with a floor of 0%), (2) 0.50% per annum above the federal funds rate (with a floor of 0%) or (3) 1% above the Eurodollar Rate (the “Base Rate”), in each case plus an applicable margin rate. The applicable margin rate is determined based on excess availability as determined by reference to the borrowing base. The applicable margin rate for Eurodollar Rate-based advances is 1.25% or 1.50% and the applicable margin rate for Base Rate-based advances is 0.25% or 0.50%, in each case, based on the borrowing base. Under certain circumstances, a default interest rate will apply on any overdue amount payable under the Revolving Credit Facility during the existence of an event of default at a per annum rate equal to 2.0% above the applicable interest rate for any overdue principal and 2.0% above the rate applicable for Base Rate-based advances for any other overdue interest. As of August 1, 2020 the interest rate on the outstanding borrowings was approximately 2.4%.

The Revolving Credit Facility requires Express Holding and its subsidiaries to maintain a fixed charge coverage ratio of at least 1.0:1.0 if excess availability plus eligible cash collateral is less than 10.0% of the borrowing base for 15 consecutive days. Since our excess availability was above 10% as of August 1, 2020, the fixed charge coverage ratio covenant was not applicable. In addition, the Revolving Credit Facility contains customary covenants and restrictions on Express Holding’s and its subsidiaries’ activities, including, but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, distributions, dividends, the repurchase of capital stock, transactions with affiliates, the ability to change the nature of its business or fiscal year, and permitted business activities. All obligations under the Revolving Credit Facility are guaranteed by Express Holding and its domestic subsidiaries (that are not borrowers) and secured by a lien on, among other assets, substantially all working capital assets including cash, accounts receivable, and inventory of Express Holding and its domestic subsidiaries.

EXPRESS, INC. | Q2 2020 Form 10-Q | 17

Letters of Credit
The Company may enter into stand-by letters of credit (“stand-by LCs”) on an as-needed basis to secure payment obligations for third party logistic services, merchandise purchases, and other general and administrative expenses. As of August 1, 2020 and February 1, 2020, outstanding stand-by LCs totaled $18.8 million and $12.7 million, respectively.

NOTE 8 | SHARE-BASED COMPENSATION

The Company records the fair value of share-based payments to employees in the unaudited Consolidated Statements of Income and Comprehensive Income within selling, general, and administrative expenses as compensation expense, net of forfeitures, over the requisite service period. The Company issues shares of common stock from treasury stock, at average cost, upon exercise of stock options and vesting of restricted stock units, including those with performance conditions.
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

On April 30, 2018, upon the recommendation of the Committee, the Board unanimously approved and adopted, subject to stockholder approval, the Express, Inc. 2018 Incentive Compensation Plan (the “2018 Plan”) to replace the 2010 Plan. On June 13, 2018, stockholders of the Company approved the 2018 Plan and all grants made subsequent to that approval will be made under the 2018 Plan. The primary change made by the 2018 Plan was to increase the number of shares of common stock available for equity-based awards by 2.4 million shares. In addition to increasing the number of shares, the Company also made several enhancements to the 2010 Plan to reflect best practices in corporate governance. The 2018 Plan incorporates these concepts and also includes several other enhancements which were practices the Company already followed but were not explicitly stated in the 2010 Plan. None of these changes will have a significant impact on the accounting for awards made under the 2018 Plan.

In the third quarter of 2019, in connection with updates made by the Company to its policy regarding the clawback of incentive compensation awarded to associates, the Board approved an amendment to the 2018 Plan, solely for the purpose of updating the language regarding the recoupment of awards granted under the 2018 Plan.

On March 17, 2020, upon the recommendation of the Committee, the Board unanimously approved and adopted, subject to stockholder approval, a second amendment to the 2018 Plan, which increased the number of shares of common stock available under the 2018 Plan by 2.5 million shares. On June 10, 2020, stockholders of the Company approved this plan amendment.

The following summarizes share-based compensation expense:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
	(in thousands)
Restricted stock units	$2,143	$2,119	$4,327	$4,329
Stock options	317	126	635	164
Performance-based restricted stock units	—	179	—	303
Total share-based compensation	$2,460	$2,424	$4,962	$4,796
The stock compensation related income tax benefit recognized by the Company during the thirteen and twenty-six weeks ended August 1, 2020 was $0.2 million and $0.7 million, respectively. The stock compensation related income tax benefit recognized by the Company during the thirteen and twenty-six weeks ended August 3, 2019 was $0.1 million and $1.6 million, respectively.

EXPRESS, INC. | Q2 2020 Form 10-Q | 18

Restricted Stock Units
During the twenty-six weeks ended August 1, 2020, the Company granted restricted stock units (“RSUs”) under the 2018 Plan. The fair value of RSUs is determined based on the Company’s closing stock price on the day prior to the grant date in accordance with the 2018 Plan. The RSUs granted in 2020 vest ratably over three years and the expense related to these RSUs will be recognized using the straight-line attribution method over this vesting period.

The Company’s activity with respect to RSUs, including awards with performance conditions granted prior to 2018, for the twenty-six weeks ended August 1, 2020 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value Per Share
	(in thousands, except per share amounts)
Unvested - February 1, 2020	4,260	$4.78
Granted	5,086	$1.74
Vested	(1,187)	$5.59
Forfeited	(491)	$4.05
Unvested - August 1, 2020	7,668	$2.69
The total fair value of RSUs that vested during the twenty-six weeks ended August 1, 2020 and August 3, 2019 was $6.6 million and $11.5 million, respectively. As of August 1, 2020, there was approximately $15.8 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.6 years.

Stock Options
The Company’s activity with respect to stock options during the twenty-six weeks ended August 1, 2020 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding - February 1, 2020	3,650	$7.67
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(263)	$18.04
Outstanding - August 1, 2020	3,387	$6.87	7.4	$—
Expected to vest at August 1, 2020	2,009	$2.70	8.9	$—
Exercisable at August 1, 2020	1,313	$13.45	4.9	$—
As of August 1, 2020, there was approximately $1.8 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of approximately 1.5 years.
EXPRESS, INC. | Q2 2020 Form 10-Q | 19

Performance-based Restricted Stock Units
In the first quarter of 2018, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock upon vesting. The number of shares earned could range between 0% and 200% of the target amount depending upon performance achieved over a three-year vesting period. The performance conditions of the award include adjusted diluted earnings per share ("EPS") targets and total shareholder return ("TSR") of the Company’s common stock relative to a select group of peer companies. A Monte Carlo valuation model was used to determine the fair value of the awards. The TSR performance metric is a market condition. Therefore, fair value of the awards is fixed at the measurement date and is not revised based on actual performance. The number of shares that will ultimately vest will change based on estimates of the Company’s adjusted EPS performance in relation to the pre-established targets. As of August 1, 2020, it is estimated that none of the shares granted in 2018 will vest based on the performance against predefined financial targets to date.

Time-based Cash-Settled Awards
During the twenty-six weeks ended August 1, 2020, the Company granted time-based cash-settled awards to employees that vest ratably over three years. These awards are classified as liabilities, are valued based on the fair value of the award at the grant date and do not vary based on changes in the Company's stock price. The expense related to these awards will be recognized using the straight-line attribution method over this vesting period. As of August 1, 2020, $3.8 million of total unrecognized compensation cost is expected to be recognized on cash-settled awards over a weighted-average period of 1.8 years.

Performance-based Cash-Settled Awards
In 2019, the Company granted cash-settled awards to a limited number of senior executive-level employees. These awards are classified as liabilities, are valued based on the fair value of the award at the grant date and are remeasured at each reporting date until settlement with compensation expense being recognized in proportion to the completed requisite period up until date of settlement. The amount of cash earned could range between 0% and 200% of the target amount depending upon performance achieved over the three-year vesting period. The performance conditions of the award include EPS targets and TSR of the Company’s common stock relative to a select group of peer companies. A Monte Carlo valuation model was used to determine the fair value of the awards. As of August 1, 2020, it is estimated that none of the shares granted in 2019 will vest based on the performance against predefined financial targets to date.

NOTE 9 | COMMITMENTS AND CONTINGENCIES

In a complaint filed in January 2017 by Mr. Jorge Chacon in the Superior Court for the State of California for the County of Orange, certain subsidiaries of the Company were named as defendants in a representative action alleging violations of California state wage and hour statutes and other labor standards. The lawsuit seeks unspecified monetary damages and attorneys’ fees. In July 2018, former associate Ms. Christie Carr filed suit in Alameda County Superior Court for the State of California naming certain subsidiaries of the Company in a representative action alleging violations of California State wage and hour statutes and other labor standard violations. The lawsuit seeks unspecified monetary damages and attorneys’ fees. On January 28, 2019, Mr. Jorge Chacon filed a second representative action in the Superior Court for the State of California for the County of Orange alleging violations of California state wages and hour statutes and other labor standard violations. The lawsuit seeks unspecified monetary damages and attorneys' fees. The Company is vigorously defending itself against these claims and, as of August 1, 2020, has established an estimated liability based on its best estimate of the outcome of the matters. The Company is subject to various other claims and contingencies arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

NOTE 10 | INVESTMENT IN EQUITY INTERESTS

In 2016, the Company made a $10.1 million investment in Homage, LLC, a privately held retail company based in Columbus, Ohio. The non-controlling investment in the entity is being accounted for under the equity method. Under
EXPRESS, INC. | Q2 2020 Form 10-Q | 20

the terms of the agreement governing the investment, the Company's investment was increased by $0.5 million during the second quarter of 2020 and 2019 as the result of an accrual of a non-cash preferred yield. This investment is assessed for impairment whenever factors indicate an other-than-temporary loss in value. Factors providing evidence of such a loss include the fair value of an investment that is less than its carrying value, absence of an ability to recover the carrying value or the investee’s inability to generate income sufficient to justify the carrying value. As a result of this assessment in 2018, the Company determined the carrying value exceeded the fair value and recognized an $8.4 million impairment charge within other expense/(income), net in the Consolidated Statements of Income and Comprehensive Income. During the first quarter of 2020, the Company wrote off the remaining $2.7 million of its investment, inclusive of the $1.5 million preferred yield within other expense/(income), net in the unaudited Consolidated Statements of Income and Comprehensive Income. In addition, during the second quarter of 2020 and 2019, the Company recognized an additional $0.5 million impairment charge within other expense/(income), net in the Consolidated Statements of Income and Comprehensive Income. The fair value of the equity method investment was determined based on applying income and market approaches. The income approach relied on the discounted cash flow method and the market approach relied on a market multiple approach considering historical and projected financial results.

NOTE 11 | STOCKHOLDERS' EQUITY

On November 28, 2017, the Company's Board of Directors ("Board") approved a share repurchase program that authorizes the Company to repurchase up to $150.0 million of the Company’s outstanding common stock using available cash (the "2017 Repurchase Program"). The Company may repurchase shares on the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and amount of stock repurchases will depend on a variety of factors, including business and market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified, or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the program. During the thirteen weeks ended August 3, 2019, the Company did not repurchase any shares. During the twenty-six weeks ended August 3, 2019, the Company repurchased 0.9 million shares of its common stock under the 2017 Repurchase Program for an aggregate amount equal to $4.9 million, including commissions. During the thirteen and twenty-six weeks ended August 1, 2020, the Company did not repurchase shares of its common stock. As of August 1, 2020, the Company had approximately $34.2 million remaining under this authorization.

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

EXPRESS, INC. | Q2 2020 Form 10-Q | 21

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
Our management's discussion and analysis of financial condition and results of operations is presented in the following sections:

\

OVERVIEW

Express is a modern, versatile, dual gender apparel and accessories brand that helps people get dressed for every day and any occasion. Launched in 1980 with the idea that style, quality and value should all be found in one place, Express has always been a brand of the now, offering some of the most important and enduring fashion trends. Express aims to Create Confidence and Inspire Self-Expression through a design and merchandising view that brings forward The Best of Now for Real Life Versatility. The Company operates 593 retail and factory outlet stores in the United States and Puerto Rico, as well as an online destination.

\

COVID-19 PANDEMIC

In March 2020, the World Health Organization declared the novel strain of coronavirus ("COVID-19") a global pandemic and recommended containment and mitigation measures. In response to the pandemic, many states and localities in which we operate issued stay-at-home orders and other social distancing measures. Effective March 17, 2020, we temporarily closed all of our retail and factory outlet stores and offices, and as a result all store associates and a number of home office employees were furloughed. As mandated shutdowns and stay-at-home orders went into effect across the country, we experienced an immediate reduction in sales levels compared to the prior year. We continued to be materially impacted by COVID-19 in the second quarter, as over 30% of our stores were closed for more than half of the second quarter, and some stores in California and New York remained closed as of August 26, 2020.

In response to the uncertainty of the circumstances described above, and in accordance with the latest federal and state guidelines, we took the following actions to provide a safe and comfortable environment for our associates and customers:

▪Trained associates on a wide range of health and safety protocols;
▪Practiced proper social distancing, and provided contact-free customer service and payment options;
▪Implemented enhanced cleaning and sanitizing procedures across all stores;
EXPRESS, INC. | Q2 2020 Form 10-Q | 22

▪Designated a maximum capacity for each store;
▪Installed plexiglass shields at all checkout counters;
▪Required all associates in all stores to wear face coverings;
▪Enabled curbside pickup at key locations; and
▪Introduced enhanced ship from store and buy online pick-up in store ("BOPIS") capabilities in the vast majority of retail stores.

We took a phased approach with respect to store re-openings, with the pace and staffing calibrated to mall traffic and consumer demand, and the overall plan may be accelerated or modified based on updated guidance from local, state and federal government officials or new measures to ensure associate and customer safety. We began reopening our stores in early May, following closures across our entire fleet due to the pandemic, and saw consistent acceleration in traffic and sales in our stores through the third week of June, with comparable sales down approximately 15%, as compared to down over 50% in early May. As new hot spots emerged in several states in the fourth week of June, we saw an immediate impact, which was exacerbated by prolonged closures in New York and the re-closing of a number of stores in California. However, traffic and sales appeared to stabilize in July, with total comparable sales, including eCommerce, at approximately negative 20% for the month. Contributing to this improvement was the second consecutive month of positive demand for our eCommerce business. As of August 26, 2020, we have re-opened approximately 538 stores in the U.S., in accordance with the latest federal and state guidelines. We are continuously monitoring the performance of our stores to ensure the locations are sustainable during the pandemic.

We also enhanced our liquidity position through several actions. In March 2020, we accessed $165.0 million available to us under our Revolving Credit Facility. See Note 7 of our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for more information.

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
EXPRESS, INC. | Q2 2020 Form 10-Q | 23

FINANCIAL DETAILS FOR THE SECOND QUARTER 2020

■Net sales decreased 48% to $245.7 million
■Comparable sales decreased 24%
■Comparable retail sales (includes both retail stores and eCommerce sales) decreased 28%
■Comparable outlet sales decreased 15%
■Gross margin percentage decreased 4,470 basis points to (17.9)%
■Operating loss increased $126.5 million to a loss of $136.3 million
■Net loss increased $98.1 million to a loss of $107.8 million
■Diluted loss per share increased $1.53 to a loss of $1.67

The following charts show key performance metrics for the second quarter of 2020 compared to the second quarter of 2019.

OUTLOOK & SECOND QUARTER UPDATE

As previously mentioned, COVID-19 led to the temporary closure of all Express stores in mid-March through the remainder of the first quarter and continued to impact our stores through the second quarter, as over 30% of our stores were closed for more than half of the second quarter, and some stores in California and New York remained closed as of August 26, 2020. These closures and reduced consumer spending negatively impacted our second quarter results. The pandemic began while we were in the early stages of a transformation. Our new corporate strategy, the EXPRESSway Forward, had been set in motion, and while much work was ahead of us, a great deal
EXPRESS, INC. | Q2 2020 Form 10-Q | 24

had been accomplished. We had completed a comprehensive restructure of our organization, in order to better align our teams with our objective. We had implemented a more streamlined and efficient go-to-market process, established a new design and merchandising vision, called Express Edit, and developed a new brand positioning to stake our claim to territory our customers told us would be relevant and compelling to them. We had also identified a total of $80.0 million in cost savings opportunities that we expect to achieve over a three-year period. While we expect our results to remain challenging in the near-term as a result of COVID-19 and changes in the retail environment, including store closures, decreased traffic, and promotional activities, we believe that by focusing on our foundational elements we have a significant opportunity to improve the trend of the business and return the business to long term profitable growth. The following defines each foundational element of the EXPRESSway Forward:

▪Product
▪Brand
▪Customer
▪Execution

Product
We will put product first. The new product vision is called the Express Edit. This vision is about standing for certain elements of fashion and style that we know matter to our customers. This includes providing the customer with a wardrobe that has the functionality to cover multiple needs and wearing occasions. Our focus areas for the third quarter are those categories where we believe we can make market share gains now, and into 2021, specifically Denim, Men’s and Women’s Tops, and Modern Tailoring. We will apply our Express Edit design philosophy to each of these opportunities, and our Fall and Holiday receipts reflect this.

Brand
We believe we have an opportunity to reinvigorate our brand. To accomplish this we have clarified our new brand purpose: Creating Confidence and Inspiring Self Expression. In the first half of the year, we presented our brand, and engaged with our customers in new, and more creative ways. We expanded our digital stylist program and held virtual influencer events. We plan to continue these activities through the back half of the year, and into 2021. In addition, the combination of a reallocation of media spend, and a new approach to messaging, is showing both customers and prospects just how much there is to discover at Express.

Customer
We need to be more effective at engaging our customers and attracting new ones. We are building strategies and developing tactics to communicate with customers differently. We are using a marketing mix model tool to assess where we are spending our marketing dollars and which channels deliver the best return on investment. We are also using a multi-touch attribution tool to evaluate the real-time performance of our in-market messages and track the customer’s journey to purchase, both online and offline. In the third quarter, we will enter phase one of our customer loyalty program relaunch. The relaunched program, now called Express Insider, will include a more robust portfolio of benefits, and a more compelling customer value proposition.

Execution
We will execute with precision to accelerate sales and profitability. To this end, we implemented a new go to market process that reduces lead times, and completed the implementation of new assortment planning and product life cycle systems. The combined result of these systems will be greater visibility, better decision making, and the ability to be more nimble. We also expanded ship from store and buy online pick-up in store, and both are now available in the majority of our retail stores with refinements and enhancements to come by the end of third quarter. In addition, we reallocated our capital investments in order to support our digital business. This allowed us to complete the replatform of our website and further support the critical elements of our omnichannel infrastructure.
EXPRESS, INC. | Q2 2020 Form 10-Q | 25

HOW WE ASSESS THE PERFORMANCE OF OUR BUSINESS

In assessing the performance of our business, we consider a variety of performance and financial measures. These key measures include net sales, comparable sales, eCommerce demand, cost of goods sold, buying and occupancy costs, gross (loss)/profit/gross margin, and selling, general, and administrative expenses. The following table describes and discusses these measures.

Financial Measures	Description	Discussion
Net Sales	Revenue from the sale of merchandise, less returns and discounts, as well as shipping and handling revenue related to eCommerce, revenue from the rental of our LED sign in Times Square, gift card breakage, revenue earned from our private label credit card agreement, and revenue earned from our franchise agreements.	Our business is seasonal, and we have historically realized a higher portion of our net sales in the third and fourth quarters, due primarily to the impact of the holiday season. Generally, approximately 46% of our annual net sales occur in the Spring season (first and second quarters) and 54% occur in the Fall season (third and fourth quarters). We expect this ratio to be higher in the Fall season in 2020 due to COVID-19.
Comparable Sales
Comparable sales is a measure of the amount of sales generated in a period relative to the amount of sales generated in the comparable prior year period. Comparable sales for second quarter of 2020 was calculated using the 13-week period ended August 1, 2020 as compared to the 13-week period ended August 3, 2019.

Comparable retail sales includes:
•Sales from retail stores that were open 12 months or more as of the end of the reporting period
•eCommerce shipped sales

Comparable outlet sales includes:
•Sales from outlet stores that were open 12 months or more as of the end of the reporting period, including conversions

Comparable sales excludes:
•Sales from stores where the square footage has changed by more than 20% due to remodel or relocation activity
•Sales from stores in a phased remodel where a portion of the store is under construction and therefore not productive selling space
•Sales from stores where the store cannot open due to weather damage or other catastrophes, including pandemics
Our business and our comparable sales are subject, at certain times, to calendar shifts, which may occur during key selling periods close to holidays such as Easter, Thanksgiving, and Christmas, and regional fluctuations for events such as sales tax holidays. We believe comparable sales provides a useful measure for investors by removing the impact of new stores and closed stores. Management considers comparable sales a useful measure in evaluating continuing store performance.
eCommerce Demand	eCommerce demand is defined as gross orders for Express and/or third party merchandise that originate through our eCommerce platform, including the website, app, and buy online pick-up in store.	We believe eCommerce demand is a useful measure for investors and management as it provides visibility for orders placed but not yet shipped.
EXPRESS, INC. | Q2 2020 Form 10-Q | 26

Financial Measures	Description	Discussion
Cost of goods sold, buying and occupancy costs
Includes the following:
•Direct cost of purchased merchandise
•Inventory shrink and other adjustments
•Inbound and outbound freight
•Merchandising, design, planning and allocation, and manufacturing/production costs
•Occupancy costs related to store operations (such as rent and common area maintenance, utilities, and depreciation on assets)
•Logistics costs associated with our eCommerce business
•Impairments on long-lived assets and right of use lease assets
Our cost of goods sold typically increases in higher volume quarters because the direct cost of purchased merchandise is tied to sales.

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

EXPRESS, INC. | Q2 2020 Form 10-Q | 27

RESULTS OF OPERATIONS

The Second Quarter of 2020 compared to the Second Quarter of 2019
Net Sales

	Thirteen Weeks Ended
	August 1, 2020	August 3, 2019
Net sales (in thousands)	$245,703	$472,715
Comparable retail sales	(28)%	(7)%
Comparable outlet sales	(15)%	(2)%
Total comparable sales percentage change	(24)%	(6)%
Gross square footage at end of period (in thousands)	5,031	5,325
Number of:
Stores open at beginning of period	594	629
New retail stores	—	—
New outlet stores	1	10
Retail stores converted to outlets	—	(9)
Closed stores	(2)	(4)
Stores open at end of period	593	626
Net sales in the second quarter of 2020 decreased approximately $227.0 million compared to the second quarter of 2019. Our sales continued to be materially impacted by COVID-19 in the second quarter, as we had over 30% of our stores closed for more than half the quarter.
Gross (Loss)/Profit
The following table shows cost of goods sold, buying and occupancy costs, gross (loss)/profit in dollars, and gross margin percentage for the stated periods:

	Thirteen Weeks Ended
	August 1, 2020	August 3, 2019
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$289,760	$346,217
Gross (loss)/profit	$(44,057)	$126,498
Gross margin percentage	(17.9)%	26.8%
The 4,470 basis point decrease in gross margin percentage, or gross (loss)/profit as a percentage of net sales, in the second quarter of 2020 compared to the second quarter of 2019 was comprised of a decrease in merchandise margin and an increase in buying and occupancy costs as a percentage of net sales. The decrease in merchandise margin was primarily driven by high levels of liquidations as we sold through existing inventory that accumulated as a result of store closures in the first and second quarters. These promotions allowed us to liquidate a significant amount of clearance inventory. In addition, we recorded higher valuation reserves related to our inventory in the second quarter of 2020. Buying and occupancy costs deleveraged as a result of the reduction in sales. In addition, buying and occupancy was also impacted by $6.8 million due to an impairment charge of certain long-lived store related assets and right of use assets. Refer to Note 4 in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion regarding the impairment charges for the thirteen weeks ended August 1, 2020.
EXPRESS, INC. | Q2 2020 Form 10-Q | 28

Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	Thirteen Weeks Ended
	August 1, 2020	August 3, 2019
	(in thousands, except percentages)
Selling, general, and administrative expenses	$92,805	$135,723
Selling, general, and administrative expenses, as a percentage of net sales	37.8%	28.7%
The $42.9 million decrease in selling, general, and administrative expenses in the second quarter of 2020 as compared to the second quarter of 2019 was the result of COVID-19 mitigation actions, a reduction in variable costs driven by the sales decline, and the previously announced cost reductions associated with our corporate restructuring.
Interest Expense/(Income), Net
The following table shows interest expense/(income) in dollars for the stated periods:

	Thirteen Weeks Ended
	August 1, 2020	August 3, 2019
	(in thousands)
Interest expense/(income), net	$1,023	$(783)
The $1.8 million increase in interest expense for the thirteen weeks ended August 1, 2020 as compared to the thirteen weeks ended August 3, 2019 was the result of borrowing under our Revolving Credit Facility, which bears interest at variable rates, in order to strengthen our liquidity position and preserve financial flexibility in response to the COVID-19 pandemic. Refer to Note 7 in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion regarding our borrowings during the thirteen weeks ended August 1, 2020.
Income Tax (Benefit)/Expense
The following table shows income tax (benefit)/expense in dollars for the stated periods:

	Thirteen Weeks Ended
	August 1, 2020	August 3, 2019
	(in thousands)
Income tax (benefit)/expense	$(29,547)	$726
The effective tax rate was 21.5% for the thirteen weeks ended August 1, 2020 compared to (8.1)% for the thirteen weeks ended August 3, 2019. The effective tax rate for the thirteen weeks ended August 1, 2020 reflects the impact of recording an additional valuation allowance of $16.2 million against estimated 2020 U.S. federal and state deferred tax assets and other tax credits of which a portion relates to 2020 U.S. federal net operating losses that could not be carried back to offset taxable income in the five-year carryback period as part of the Coronavirus Aid Relief and Economic Security (“CARES”) Act. This was partially offset by $9.1 million of tax benefit related to the portion of the estimated 2020 U.S. federal net operating losses that are able to be carried back to years with a higher federal statutory tax rate than is currently enacted. The effective tax rate for the thirteen weeks ended August 3, 2019 reflects a tax benefit from a pre-tax loss offset by $1.1 million of discrete tax expense related to a tax shortfall for share-based compensation. The effective tax rate, excluding discrete items, was 22.0% and 2.9% for the thirteen weeks ended August 1, 2020 and August 3, 2019, respectively. The effective tax rate, excluding discrete items, is higher for the current year due to the ability to carryback current year net operating losses allowed under the CARES Act to tax years with higher statutory tax rates.

EXPRESS, INC. | Q2 2020 Form 10-Q | 29

The Twenty-Six Weeks Ended August 1, 2020 compared to the Twenty-Six Weeks Ended August 3, 2019
Net Sales

	Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019
Net sales (in thousands)	$455,978	$923,986
Comparable retail sales	(27)%	(8)%
Comparable outlet sales	(14)%	(2)%
Total comparable sales percentage change	(24)%	(7)%
Gross square footage at end of period (in thousands)	5,031	5,325
Number of:
Stores open at beginning of period	595	631
New retail stores	—	—
New outlet stores	1	25
Retail stores converted to outlets	—	(24)
Closed stores	(3)	(6)
Stores open at end of period	593	626
Net sales for the twenty-six weeks ended August 1, 2020 decreased approximately $468.0 million compared to the twenty-six weeks ended August 3, 2019. The sales decrease is primarily attributed to the temporary closure of all Express stores from mid-March through the end of the first quarter of 2020 due to the COVID-19 pandemic and the continued material impact of COVID-19 in the second quarter, as we had over 30% of our stores closed for more than half the quarter.
Gross (Loss)/Profit
The following table shows cost of goods sold, buying and occupancy costs, gross (loss)/profit in dollars, and gross margin percentage for the stated periods:

	Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$546,242	$674,985
Gross (loss)/profit	$(90,264)	$249,001
Gross margin percentage	(19.8)%	26.9%
The 4,670 basis point decrease in gross margin percentage, or gross (loss)/profit as a percentage of net sales, for the twenty-six weeks ended August 1, 2020 compared to the twenty-six weeks ended August 3, 2019 was comprised of a decrease in merchandise margin and an increase in buying and occupancy costs as a percentage of net sales. The decrease in merchandise margin was primarily driven by high levels of promotions as we sold through existing inventory that accumulated as a result of store closures in the first and second quarters. These promotions allowed us to liquidate a significant amount of clearance inventory. In addition, we recorded higher valuation reserves related to our inventory as well as higher levels of reserves against certain fabric commitments. Buying and occupancy costs deleveraged as a result of the reduction in sales. In addition, Buying and occupancy was also impacted by $21.5 million due to an impairment charge of certain long-lived store related assets and right of use assets. Refer to Note 4 in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion regarding the impairment charges for the twenty-six weeks ended August 1, 2020.
EXPRESS, INC. | Q2 2020 Form 10-Q | 30

Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019
	(in thousands, except percentages)
Selling, general, and administrative expenses	$191,970	$271,090
Selling, general, and administrative expenses, as a percentage of net sales	42.1%	29.3%
The $79.1 million decrease in selling, general, and administrative expenses for the twenty-six weeks ended August 1, 2020 as compared to the twenty-six weeks ended August 3, 2019 was the result of our COVID-19 mitigation actions, a reduction in variable costs driven by the sales decline, and the previously announced cost reductions associated with our corporate restructuring.
Interest Expense/(Income), Net
The following table shows interest expense/(income) in dollars for the stated periods:

	Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019
	(in thousands)
Interest expense/(income), net	$1,079	$(1,495)
The $2.6 million increase in interest expense for the twenty-six weeks ended August 1, 2020 as compared to the twenty-six weeks ended August 3, 2019 was the result of borrowing under our Revolving Credit Facility, which bears interest at variable rates, in order to strengthen our liquidity position and preserve financial flexibility in response to the COVID-19 pandemic. Refer to Note 7 in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion regarding our borrowings during the twenty-six weeks ended August 1, 2020.
Other Expense, Net
The following table shows other expense in dollars for the stated periods:

	Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019
	(in thousands)
Other expense, net	$2,733	$—
The $2.7 million increase in other expense for the twenty-six weeks ended August 1, 2020 as compared to the twenty-six weeks ended August 3, 2019 was the result of a pretax write-off of our 2016 investment in Homage, LLC. Refer to Note 10 in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion regarding the write-off during the twenty-six weeks ended August 1, 2020.
Income Tax Benefit
The following table shows income tax benefit in dollars for the stated periods:

	Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019
	(in thousands)
Income tax benefit	$(23,565)	$(182)
The effective tax rate was 8.3% for the twenty-six weeks ended August 1, 2020 compared to 0.9% for the twenty-six weeks ended August 3, 2019. The effective tax rate for the twenty-six weeks ended August 1, 2020 was less than
EXPRESS, INC. | Q2 2020 Form 10-Q | 31

the statutory rate due to the impact of establishing a valuation allowance against our net deferred tax assets, which includes $55.0 million of discrete tax expense from a valuation allowance against previously recognized deferred tax assets and $22.3 million valuation allowance against estimated 2020 U.S. federal and state deferred tax assets and other tax credits of which a portion relates to 2020 U.S. federal net operating losses that could not be carried back to offset taxable income in the five-year carryback period as part of the CARES Act. This was partially offset by a $28.6 million tax benefit related to the portion of the estimated 2019 and 2020 U.S. federal net operating losses that are able to be carried back to years with a higher federal statutory tax rate than is currently enacted. The effective tax rate for the twenty-six weeks ended August 3, 2019 reflects a tax benefit from a pre-tax loss offset by $2.5 million of discrete tax expense related to a tax shortfall for share-based compensation. The effective tax rate, excluding discrete items, was 27.9% and 13.4% for the twenty-six weeks ended August 1, 2020 and August 3, 2019, respectively. The effective tax rate, excluding discrete items, is higher for the current year due to the ability to carryback current year net operating losses allowed under the CARES Act to tax years with higher statutory tax rates.

Operating Loss, Net Loss and Diluted Earnings Per Share
Included in the table below is operating loss, net loss and diluted earnings per share for the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019, respectively. We supplement the reporting of our financial information determined under United States generally accepted accounting principles ("GAAP") with certain non-GAAP financial measures: adjusted operating loss, adjusted net loss, and adjusted diluted earnings per share. The following table presents these financial measures, each a non-GAAP financial measure, for the stated periods which eliminate certain non-core operating costs:

	Thirteen Weeks Ended
	August 1, 2020	August 3, 2019
	(in thousands, except per share amounts)
Operating loss	$(136,294)	$(9,760)
Adjusted operating loss (Non-GAAP)	$(129,489)	$(7,479)
Net loss	$(107,770)	$(9,703)
Adjusted net loss (Non-GAAP)	$(95,635)	$(7,193)
Diluted earnings per share	$(1.67)	$(0.14)
Adjusted diluted earnings per share (Non-GAAP)	$(1.48)	$(0.11)

	Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019
	(in thousands, except per share amounts)
Operating loss	$(281,573)	$(21,314)
Adjusted operating loss (Non-GAAP)	$(260,090)	$(19,033)
Net loss	$(261,820)	$(19,637)
Adjusted net loss (Non-GAAP)	$(195,059)	$(17,127)
Diluted earnings per share	$(4.07)	$(0.29)
Adjusted diluted earnings per share (Non-GAAP)	$(3.03)	$(0.26)

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
EXPRESS, INC. | Q2 2020 Form 10-Q | 32

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
The following table reconciles the non-GAAP financial measures, adjusted operating loss, adjusted net loss, and adjusted diluted earnings per share, with the most directly comparable GAAP financial measures, operating loss, net loss, and diluted earnings per share for the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019, respectively.

	Thirteen Weeks Ended August 1, 2020
(in thousands, except per share amounts)	Operating Loss	Income Tax Impact	Net Loss	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$(136,294)		$(107,770)	$(1.67)	64,645
Impairment of property, equipment and lease assets	6,805	(1,830)	4,975	0.08
Valuation allowance on deferred taxes (a)	—	16,244	16,244	0.25
Tax impact of the CARES Act (b)	—	(9,084)	(9,084)	(0.14)
Adjusted Non-GAAP Measure	$(129,489)		$(95,635)	$(1.48)

a.Valuation allowance provided against incurred and forecasted 2020 losses and previously recognized deferred tax assets, less net operating losses utilized within the CARES Act
b.The Company recognized an income tax benefit of $9.1 million primarily due to a net operating loss carryback under the CARES Act.

	Thirteen Weeks Ended August 3, 2019
(in thousands, except per share amounts)	Operating Loss	Income Tax Impact		Net Loss	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$(9,760)			$(9,703)	$(0.14)	67,253
Impairment of property, equipment and lease assets	2,281	(593)		1,688	0.03
Impact of CEO departure	—	822	(a)	822	0.01
Adjusted Non-GAAP Measure	$(7,479)			$(7,193)	$(0.11)

a.Represents the tax impact of the expiration of our former CEO's non-qualified stock options.

	Twenty-Six Weeks Ended August 1, 2020
(in thousands, except per share amounts)	Operating Loss	Income Tax Impact	Net Loss	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$(281,573)		$(261,820)	$(4.07)	64,338
Impairment of property, equipment and lease assets	21,483	(5,686)	15,797	0.25
Equity method investment impairment (a)	—	(642)	2,091	0.03
Valuation allowance on deferred taxes (b)	—	77,319	77,319	1.20
Tax impact of the CARES Act (c)	—	(28,557)	(28,557)	(0.44)
Tax impact of executive departures (d)	—	111	111	—
Adjusted Non-GAAP Measure	$(260,090)		$(195,059)	$(3.03)

a.Impairment before tax was $2.7 million and was recorded in other expense, net.
b.Valuation allowance provided against incurred and forecasted 2020 losses and previously recognized deferred tax assets, less net operating losses utilized within the CARES Act.
c.The Company recognized an income tax benefit of $28.6 million primarily due to a net operating loss carryback under the CARES Act.
d.Represents the tax impact related to the expiration of former executive non-qualified stock options.

EXPRESS, INC. | Q2 2020 Form 10-Q | 33

	Twenty-Six Weeks Ended August 3, 2019
(in thousands, except per share amounts)	Operating Loss	Income Tax Impact		Net Loss	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$(21,314)			$(19,637)	$(0.29)	67,049
Impairment of property, equipment and lease assets	2,281	(593)		1,688	0.03
Impact of CEO departure	—	822	(a)	822	0.01
Adjusted Non-GAAP Measure	$(19,033)			$(17,127)	$(0.26)

a.Represents the tax impact of the expiration of our former CEO's non-qualified stock options.

LIQUIDITY AND CAPITAL RESOURCES

COVID-19 Pandemic
As previously announced, we took a number of actions to maintain liquidity throughout the COVID-19 pandemic and have continued to aggressively pursue additional liquidity measures. Examples of these actions and steps taken include:

■Accessed $165.0 million from our $250.0 million asset based credit facility
■Cut second quarter inventory receipts by over $100.0 million
■Lowered expected annual capital expenditures by approximately $25.0 million
■Identified cost savings of approximately $95.0 million to be realized in 2020, including the impact from our previously announced COVID-19 mitigation actions, and a decrease in our variable costs as a result of the decline in sales
■Negotiated $20.0 million in rent abatements with a number of landlords
■Anticipated cash benefits in 2020 from the CARES Act of approximately $20.0 million, including the expanded operating loss carry back, employer payroll tax credit and deferral provisions. Additional significant cash benefits from the CARES Act are also expected to be realized in 2021 due to our forecasted 2020 taxable loss.

Liquidity benefits from these actions in 2020 are now expected to be approximately $425.0 million, which is an increase from the previously announced $385.0 million, of which $195.0 million were realized in the first quarter of 2020 and $85.0 million were realized in the second quarter of 2020. These benefits are incremental to the previously announced cost savings associated with the EXPRESSway Forward strategy.

In addition to the actions above, we have incremental liquidity levers we can pull if we deem necessary as we continue to navigate the pandemic, including, but not limited to, certain additional cost savings measures as well as potential access to capital markets.

Forward-Looking Liquidity Discussion
Our liquidity position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within three to five days of the related sale, and we have up to 75 days to pay certain merchandise vendors and 45 days to pay the majority of our non-merchandise vendors.

We believe our existing capital resources (cash on hand and committed credit facility), projected cash generated from future operations, and the actions we have taken in response to COVID-19 will be sufficient to fund our operating lease obligations, capital expenditures and working capital needs for at least the next 12 months and the foreseeable future.

EXPRESS, INC. | Q2 2020 Form 10-Q | 34

Analysis of Cash Flows
A summary of cash provided by or used in operating, investing, and financing activities is shown in the following table:

	Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019
	(in thousands)
(Used in) provided by operating activities	$(170,383)	$1,728
Used in investing activities	(10,130)	(12,145)
Provided by (used in) financing activities	166,268	(7,294)
Decrease in cash and cash equivalents	(14,245)	(17,711)
Cash and cash equivalents at end of period	$192,894	$153,959
Operating Activities
Our business relies on cash flows from operations as our primary source of liquidity, with the majority of those cash flows being generated in the fourth quarter of the year. Our primary operating cash needs are for merchandise inventories, payroll, store rent and marketing. For the twenty-six weeks ended August 1, 2020, our cash flows used in operating activities were $170.4 million compared to $1.7 million provided by operating activities for the twenty-six weeks ended August 3, 2019. This $172.1 million decrease in cash flows from operating activities for the twenty-six weeks ended August 1, 2020 was primarily driven by the temporary closure of our stores as a result of COVID-19. This was partially offset by the fact that we did not initially make our store rent payments for April, May or June 2020, as a result of the COVID-19 store closures. We established an accrual for the rent payments that were not made and have continued to recognize accrued rent expense. As a result of negotiations with certain landlords, we have since made rent payments for certain stores and some landlords have agreed to abate certain rent payments. The appropriate adjustments were made to accrued rent.
Investing Activities
We also use cash for capital expenditures and financing transactions. For the twenty-six weeks ended August 1, 2020, we had capital expenditures of approximately $10.1 million. These relate primarily to new and remodeled store construction and fixtures and investments in information technology. We expect capital expenditures for the remainder of 2020 to be approximately $10.0 million to $15.0 million, primarily driven by new and remodeled store construction and investments in information technology. These capital expenditures do not include the impact of landlord allowances, which are expected to be approximately $2.0 million for the remainder of 2020.
Financing Activities
On March 17, 2020, we provided notice to the lenders under our Revolving Credit Facility of our request to borrow $165.0 million in order to strengthen our liquidity position and preserve financial flexibility in response to the COVID-19 outbreak that led to the temporary closure of all of our Express and Express Factory Outlet stores. As of August 1, 2020, amounts outstanding under our Revolving Credit Facility were $165.0 million, which is classified as long-term debt on the unaudited Consolidated Balance Sheet, and approximately $51.5 million was available for borrowing under the Revolving Credit Facility subject to certain borrowing base limitations and after outstanding letters of credit in the amount of $18.8 million, primarily related to our third party logistics contract. Refer to Note 7 to our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information on our Revolving Credit Facility.
On November 28, 2017, the Board approved a share repurchase program that authorizes us to repurchase up to $150.0 million of our outstanding common stock using available cash. During the twenty-six weeks ended August 1, 2020, we did not repurchase shares under the stock repurchase program. During the twenty-six weeks ended August 3, 2019, the Company repurchased 0.9 million shares of its common stock under the 2017 Repurchase Program for an aggregate amount equal to $4.9 million, including commissions.
EXPRESS, INC. | Q2 2020 Form 10-Q | 35

CONTRACTUAL OBLIGATIONS

Our contractual obligations and other commercial commitments did not change materially between February 1, 2020 and August 1, 2020, except for the borrowing of the $165.0 million under our Revolving Credit Facility. Refer to Note 7 to our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information on our Revolving Credit Facility. For additional information regarding our contractual obligations as of February 1, 2020, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended February 1, 2020.

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

Based on the levels of borrowings under the Revolving Credit Facility at August 1, 2020, we estimate that a 100 basis point increase or decrease in underlying interest rates would increase or decrease annual interest expense by approximately $1.7 million.

With the exception of the changes in the levels of borrowings under our Revolving Credit Facility, discussed in Note 7 of our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report, there have been no material changes in our quantitative and qualitative market risks from those disclosed in our Annual Report on Form 10-K for the year ended February 1, 2020.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 1, 2020.
EXPRESS, INC. | Q2 2020 Form 10-Q | 36

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the second quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
Information relating to legal proceedings is set forth in Note 9 to our unaudited Consolidated Financial Statements included in Part I of this Quarterly Report and is incorporated herein by reference.

ITEM 1A. RISK FACTORS.
In addition to the other information set forth in this Quarterly Report, careful consideration should be given to the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended February 1, 2020, any of which could materially affect our business, operations, financial position, stock price, or future results. The risks described herein and in our Annual Report on Form 10-K for the year ended February 1, 2020, are important to an understanding of the statements made in this Quarterly Report, in our other filings with the SEC, and in any other discussion of our business. These risk factors, which contain forward-looking information, should be read in conjunction with “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the unaudited Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report.
The COVID-19 pandemic could continue to adversely affect our business, sales, financial condition, results of operations and cash flows, and our ability to access current or obtain new lending facilities.
Since being reported in December 2019, COVID-19 has spread globally, including to every state in the United States, and has been declared a pandemic by the World Health Organization. The COVID-19 pandemic and preventative measures taken to contain or mitigate such have caused, and are continuing to cause, business slowdown or shutdown in affected areas and significant disruption in the financial markets both globally and in the United States. This has led to a decline in discretionary spending by consumers, which has materially impacted our business, sales, financial condition and results of operations. The impacts include, but are not limited to:

•retail and outlet store closures or reduced operating hours and/or decreased traffic;
•disruption to our distribution centers and our third-party manufacturing partners and other vendors, including the effects of facility closures, reductions in operating hours, labor shortages, and real time changes in operating procedures, including for additional cleaning and disinfection procedures, which could, among other things, make it difficult or impossible to operate our eCommerce business; and
•significant disruption of global financial markets, which could have a negative impact on our ability to access capital in the future.

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
EXPRESS, INC. | Q2 2020 Form 10-Q | 37

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

Our liquidity position is, in part, dependent upon our ability to borrow under our current credit facility. As discussed in Note 7 of our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report, on May 24, 2019, Express Holding, LLC, a wholly-owned subsidiary of the Company (“Express Holding”), and its subsidiaries entered into a First Amendment to the Second Amended and Restated $250.0 million Asset-Based Loan Credit Agreement (“Revolving Credit Facility”). The expiration date of the Revolving Credit Facility is May 24, 2024. On March 17, 2020, we drew down $165.0 million available to us under the credit facility to increase liquidity and enhance financial flexibility given the uncertain market conditions as a result of the COVID-19 outbreak. We may be required to comply with a minimum fixed charge coverage ratio from our Revolving Credit Facility Agreement. If we borrow additional funds so that our availability is less than 10%, a requirement of a greater than 1:1 ratio would be necessary. In addition to other customary affirmative and negative covenants, including those which (subject to certain exceptions and dollar thresholds) limit our ability to incur debt; incur liens; make investments; engage in mergers, consolidations, liquidations or acquisitions; dispose of assets; make distributions on or repurchase equity securities; engage in transactions with affiliates; and prohibit us, with certain exceptions, from engaging in any line of business not related to our current line of business. As of August 1, 2020, we were in compliance with all covenants. However, as a result of the COVID-19 outbreak, our total revenues have decreased significantly and we have implemented certain operational changes in order to address the evolving challenges presented by the global pandemic on our operations. Due to the impacts of COVID-19, our financial performance in future fiscal quarters will be negatively impacted. There is no guarantee that our financial performance will improve for the next 12 months from this filing. A failure to comply with the financial covenants under our credit facility would give rise to an event of default under the term of the credit facility, allowing the lenders to refuse to lend additional available amounts to us and giving them the right to terminate the facility and accelerate repayment of any outstanding debt under the credit facility.

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

EXPRESS, INC. | Q2 2020 Form 10-Q | 38

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding the purchase of shares of our common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during each month of the quarterly period ended August 1, 2020:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs(2)
	(in thousands, except per share amounts)
May 3, 2020 - May 30, 2020	2	$1.67	—	$34,215
May 31, 2020 - July 4, 2020	4	$1.86	—	$34,215
July 5, 2020 - August 1, 2020	6	$2.98	—	$34,215
Total	12		—

1.Includes shares purchased in connection with employee tax withholding obligations under the Express, Inc. 2010 Incentive Compensation Plan, as amended (the “2010 Plan”) and the Express, Inc. 2018 Incentive Compensation Plan, as amended (the “2018 Plan”). Refer to Note 8 of our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further details of the 2010 Plan and 2018 Plan.
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
None.
EXPRESS, INC. | Q2 2020 Form 10-Q | 39

ITEM 6. EXHIBITS.
The following exhibits are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Exhibit Number	Exhibit Description
10.1
Second Amended and Restated Express, Inc. 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to Express, Inc.’s Registration Statement on Form S-8, filed with the SEC on June 15, 2020).

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

EXPRESS, INC. | Q2 2020 Form 10-Q | 40

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	September 9, 2020	EXPRESS, INC.

		By:	/s/ Periclis Pericleous
Periclis Pericleous
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXPRESS, INC. | Q2 2020 Form 10-Q | 41