Form 10-Q
period 2020-10-31
EXPRESS, INC.
filed 2020-12-09
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock was 64,947,502 as of November 28, 2020.
EXPRESS, INC. | Q3 2020 Form 10-Q | 1

EXPRESS, INC.

EXPRESS, INC. | Q3 2020 Form 10-Q | 2

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

EXPRESS, INC. | Q3 2020 Form 10-Q | 3

Legal, Regulatory and Compliance Risks such as:

•claims made against us resulting in litigation or changes in laws and regulations applicable to our business;
•our inability to protect our trademarks or other intellectual property rights that may preclude the use of our trademarks or other intellectual property around the world;
•our ability to regain compliance with the continued listing criteria of the NYSE within the available cure period, and risks arising from the potential suspension of trading of our common stock on the NYSE;
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
EXPRESS, INC. | Q3 2020 Form 10-Q | 4

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS.
EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts) (Unaudited)

	October 31, 2020	February 1, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$107,347	$207,139
Receivables, net	12,657	10,824
Income tax receivable	112,014	3,000
Inventories	350,643	220,303
Prepaid rent	6,683	6,850
Other	24,397	22,573
Total current assets	613,741	470,689

Right of Use Asset, Net	855,116	1,010,216

Property and Equipment	990,300	979,639
Less: accumulated depreciation	(791,036)	(731,309)
Property and equipment, net	199,264	248,330

Deferred Tax Assets	—	54,973
Other Assets	3,950	6,531
TOTAL ASSETS	$1,672,071	$1,790,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term lease liability	$208,375	$226,174
Accounts payable	239,624	126,863
Deferred revenue	30,005	38,227
Accrued expenses	158,597	76,211
Total current liabilities	636,601	467,475

Long-Term Lease Liability	776,838	897,304
Long-Term Debt	165,000	—
Other Long-Term Liabilities	32,812	19,658
Total Liabilities	1,611,251	1,384,437

Commitments and Contingencies (Note 9)

Stockholders’ Equity:
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 93,632 shares and 93,632 shares issued at October 31, 2020 and February 1, 2020, respectively, and 64,905 shares and 63,922 shares outstanding at October 31, 2020 and February 1, 2020, respectively	936	936
Additional paid-in capital	220,047	215,207
Retained earnings	169,038	533,690
Treasury stock – at average cost; 28,727 shares and 29,710 shares at October 31, 2020 and February 1, 2020, respectively	(329,201)	(343,531)
Total stockholders’ equity	60,820	406,302
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,672,071	$1,790,739
See Notes to Unaudited Consolidated Financial Statements.
EXPRESS, INC. | Q3 2020 Form 10-Q | 5

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts) (Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net Sales	$322,061	$488,483	$778,039	$1,412,469
Cost of Goods Sold, Buying and Occupancy Costs	308,115	350,810	854,357	1,025,795
GROSS PROFIT/(LOSS)	13,946	137,673	(76,318)	386,674
Operating Expenses:
Selling, general, and administrative expenses	124,863	144,301	316,833	415,391
Other operating (income)/expense, net	(1)	47	(662)	(728)
TOTAL OPERATING EXPENSES	124,862	144,348	316,171	414,663

OPERATING LOSS	(110,916)	(6,675)	(392,489)	(27,989)
Interest Expense/(Income), Net	936	(690)	2,015	(2,185)
Other Expense, Net	—	—	2,733	—
LOSS BEFORE INCOME TAXES	(111,852)	(5,985)	(397,237)	(25,804)
Income Tax Benefit	(21,503)	(2,880)	(45,068)	(3,062)
NET LOSS	$(90,349)	$(3,105)	$(352,169)	$(22,742)

COMPREHENSIVE LOSS	$(90,349)	$(3,105)	$(352,169)	$(22,742)

EARNINGS PER SHARE:
Basic	$(1.39)	$(0.05)	$(5.46)	$(0.34)
Diluted	$(1.39)	$(0.05)	$(5.46)	$(0.34)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	64,868	66,438	64,515	66,845
Diluted	64,868	66,438	64,515	66,845
See Notes to Unaudited Consolidated Financial Statements.
EXPRESS, INC. | Q3 2020 Form 10-Q | 6

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in Thousands) (Unaudited)

	Common Stock					Treasury Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	At Average Cost	Total
BALANCE, February 1, 2020	63,922	$936	$215,207	$533,690	$—	29,710	$(343,531)	$406,302
Net loss	—	—	—	(154,050)	—	—	—	(154,050)
Exercise of stock options and restricted stock	802	—	(1,609)	(7,659)	—	(802)	9,268	—
Share-based compensation	—	—	2,502	—	—	—	—	2,502
Repurchase of common stock	(268)	—	—	—	—	268	(540)	(540)
BALANCE, May 2, 2020	64,456	$936	$216,100	$371,981	$—	29,176	$(334,803)	$254,214
Net loss	—	—	—	(107,770)	—	—	—	(107,770)
Exercise of stock options and restricted stock	386	—	(732)	(3,682)	—	(386)	4,414	—
Share-based compensation	—	—	2,460	—	—	—	—	2,460
Repurchase of common stock	(12)	—	—	—	—	12	(28)	(28)
BALANCE, August 1, 2020	64,830	$936	$217,828	$260,529	$—	28,802	$(330,417)	$148,876
Net loss	—	—	—	(90,349)	—	—	—	(90,349)
Exercise of stock options and restricted stock	109	—	(105)	(1,142)	—	(109)	1,247	—
Share-based compensation	—	—	2,324	—	—	—	—	2,324
Repurchase of common stock	(34)	—	—	—	—	34	(31)	(31)
BALANCE, October 31, 2020	64,905	$936	$220,047	$169,038	$—	28,727	$(329,201)	$60,820

	Common Stock					Treasury Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	At Average Cost	Total
BALANCE, February 2, 2019	67,424	$936	$211,981	$713,864	$—	26,208	$(341,603)	$585,178
Adoption of ASC Topic 842	—	—	—	(5,482)	—	—	—	(5,482)
Net loss	—	—	—	(9,934)	—	—	—	(9,934)
Exercise of stock options and restricted stock	1,024	—	(4,316)	(8,735)	—	(1,024)	13,051	—
Share-based compensation	—	—	2,372	—	—	—	—	2,372
Repurchase of common stock	(1,273)	—	—	—	—	1,273	(6,387)	(6,387)
BALANCE, May 4, 2019	67,175	$936	$210,037	$689,713	$—	26,457	$(334,939)	$565,747
Net loss	—	—	—	(9,703)	—	—	—	(9,703)
Exercise of stock options and restricted stock	93	—	(311)	(867)	—	(93)	1,178	—
Share-based compensation	—	—	2,424	—	—	—	—	2,424
Repurchase of common stock	(1)	—	—	—	—	1	(4)	(4)
BALANCE, August 3, 2019	67,267	$936	$212,150	$679,143	$—	26,365	$(333,765)	$558,464
Net loss	—	—	—	(3,105)	—	—	—	(3,105)
Exercise of stock options and restricted stock	55	—	(169)	(499)	—	(55)	668	—
Share-based compensation	—	—	2,408	—	—	—	—	2,408
Repurchase of common stock	(2,821)	—	—	—	—	2,821	(8,765)	(8,765)
BALANCE, November 2, 2019	64,501	$936	$214,389	$675,539	$—	29,131	$(341,862)	$549,002
See Notes to Unaudited Consolidated Financial Statements.

EXPRESS, INC. | Q3 2020 Form 10-Q | 7

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands) (Unaudited)

	Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(352,169)	$(22,742)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	55,699	64,121
Loss on disposal of property and equipment	1	1,098
Impairment of property, equipment and lease assets	29,853	2,282
Equity method investment impairment	3,233	500
Share-based compensation	7,286	7,204
Deferred taxes	65,358	212
Landlord allowance amortization	(312)	(1,782)
Other non-cash adjustments	(500)	(500)
Changes in operating assets and liabilities:
Receivables, net	(1,833)	5,169
Income tax receivable	(109,014)	(3,950)
Inventories	(130,340)	(78,165)
Accounts payable, deferred revenue, and accrued expenses	183,129	71,891
Other assets and liabilities	(1,993)	(12,504)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(251,602)	32,834

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,550)	(20,503)
NET CASH USED IN INVESTING ACTIVITIES	(13,550)	(20,503)

CASH FLOWS FROM FINANCING ACTIVITIES:
Costs incurred in connection with debt arrangements	(382)	(849)
Proceeds from financing arrangements	167,634	—
Payments on lease financing obligations	—	(81)
Repayments of financing arrangements	(1,293)	—
Repurchase of common stock under share repurchase program	—	(13,603)
Repurchase of common stock for tax withholding obligations	(599)	(1,553)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	165,360	(16,086)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(99,792)	(3,755)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	207,139	171,670
CASH AND CASH EQUIVALENTS, END OF PERIOD	$107,347	$167,915
See Notes to Unaudited Consolidated Financial Statements.
EXPRESS, INC. | Q3 2020 Form 10-Q | 8

EXPRESS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

EXPRESS, INC. | Q3 2020 Form 10-Q | 9

NOTE 1 | DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business Description
Express, Inc., together with its subsidiaries (“Express” or the “Company”), is a modern, versatile, dual gender apparel and accessories brand that helps people get dressed for every day and any occasion. Launched in 1980 with the idea that style, quality and value should all be found in one place, Express has been a brand of the now, offering some of the most important and enduring fashion trends. Express aims to Create Confidence & Inspire Self-Expression through a design & merchandising view that brings forward The Best of Now for Real Life Versatility. The Company operates 592 retail and factory outlet stores in the United States and Puerto Rico, as well as an online destination.

As of October 31, 2020, Express operated 378 primarily mall-based retail stores in the United States and Puerto Rico as well as 214 factory outlet stores. Additionally, as of October 31, 2020, the Company earned revenue from 7 franchise stores in Latin America. These franchise stores are operated by franchisees pursuant to franchise agreements. Under the franchise agreements, the franchisees operate stand-alone Express stores that sell Express-branded apparel and accessories purchased directly from the Company.
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. References herein to “2020” and “2019” represent the 52-week period ended January 30, 2021 and the 52-week period ended February 1, 2020, respectively. All references herein to “the third quarter of 2020” and “the third quarter of 2019” represent the thirteen weeks ended October 31, 2020 and November 2, 2019, respectively.
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
EXPRESS, INC. | Q3 2020 Form 10-Q | 10

Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus ("COVID-19") a global pandemic and recommended containment and mitigation measures. Since then, extraordinary actions have been taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19. The pandemic has significantly impacted global economies, resulting in workforce and travel restrictions, supply chain and production disruptions and reduced demand and spending across many industries.

During March 2020, in response to the COVID-19 outbreak and business disruption resulting from quarantines, stay-at-home orders, and similar mandates, Express temporarily closed all its Company stores and offices, and as a result, all store associates and a number of home office employees were furloughed. For the remainder of the home office employees, remote work arrangements were put in place and were designed to allow for continued operation of the business, including financial reporting systems and internal controls. The Company's website, www.express.com, remained open, supported by third-party logistics providers and Company employees working remotely.

During the third quarter of 2020, all of the Company's stores were re-opened. The COVID-19 pandemic remains a rapidly evolving situation and Express continued to be materially impacted in the third quarter, as customer traffic continued to be pressured, especially in the Company's retail stores. The retail environment continues to evolve, and COVID-19 continues to create uncertainty in the retail industry, which could lead results and cash flows to be significantly different than the Company's forecasts.

The Company has considered the impact of COVID-19 on our unaudited Consolidated Financial Statements and expects it to have future impacts, the extent of which is uncertain and largely subject to whether the severity of the pandemic worsens and/or its duration lengthens. These impacts could include but may not be limited to risks and uncertainty in the near to medium term related to federal, state, and local store closure requirements, customer demand, worker availability, the Company's ability to procure inventory, distribution facility closures, shifts in demand between sales channels, and market volatility in supply chain and store rents. Consequently, this may subject the Company to future risk of long-lived asset and lease right of use asset impairments, increased reserves for uncollectible accounts, and adjustments for inventory, including the lower of cost or net realizable value adjustment. The Company writes down inventory, the impact of which is reflected in cost of goods sold, buying and occupancy costs in the unaudited Consolidated Statements of Income and Comprehensive Income, if the cost of specific inventory items on hand exceeds the amount the Company expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management's judgment regarding future demand and market conditions and analysis of historical experience. The lower of cost or net realizable value adjustment to inventory as of October 31, 2020 and February 1, 2020 was $12.1 million and $10.4 million, respectively.

Going Concern and Management’s Plans
As previously disclosed, the COVID-19 pandemic has and continues to result in significant disruption to the Company’s business. As a result, the Company’s revenues, results of operations and cash flows continue to be materially adversely impacted. For the thirty-nine weeks ended October 31, 2020, the Company reported a net loss of $352.2 million and negative operating cash flows of $251.6 million. In response to the COVID-19 pandemic the Company borrowed $165.0 million under its Revolving Credit Facility. The Revolving Credit Facility contains certain affirmative and negative covenants. Refer to Note 7 in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further details regarding the Revolving Credit Facility. The Company is currently in compliance with its covenants, however, due to the uncertainty related to the duration of COVID-19, the Company could experience material further decreases to revenues and cash flows and may experience difficulty remaining in compliance with financial covenants under the Credit Facility. When conditions and events, in the aggregate, impact an entity's ability to continue as a going concern, management evaluates the mitigating effect of its plans to determine if it is probable that the plans will be effectively implemented and, when implemented, the plans will mitigate the relevant conditions or events.

The Company’s plans are focused on improving its results and liquidity through cost reductions and the active pursuit of additional financing. In addition, the Company has entered into agreements, or is in discussions with, most of its retail landlords to modify rent payments, receive rent concessions or otherwise reduce operating costs. The Company also has contingency plans in which it would further reduce or defer additional expenses and cash outlays, should operations weaken beyond current forecasts or additional financing is not obtained. The Company believes these plans are probable of being successfully implemented, which will result in adequate cash flows to
EXPRESS, INC. | Q3 2020 Form 10-Q | 11

support its ongoing operations and to meet its covenant requirements for one year following the date these financial statements are issued.

The accompanying unaudited Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

NOTE 2 | REVENUE RECOGNITION

The following is information regarding the Company’s major product categories and sales channels:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
	(in thousands)
Apparel	$277,818	$422,468	$664,822	$1,219,628
Accessories and other	34,586	48,355	81,854	144,846
Other revenue	9,657	17,660	31,363	47,995
Total net sales	$322,061	$488,483	$778,039	$1,412,469

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
	(in thousands)
Retail	$222,093	$356,758	$546,375	$1,022,703
Outlet	90,311	114,065	200,301	341,771
Other revenue	9,657	17,660	31,363	47,995
Total net sales	$322,061	$488,483	$778,039	$1,412,469
Other revenue consists primarily of revenue earned from our private label credit card agreement, shipping and handling revenue related to eCommerce activity, sell-off revenue related to marked-out-of-stock inventory sales to third parties, revenue from gift card breakage and revenue from franchise agreements.

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
EXPRESS, INC. | Q3 2020 Form 10-Q | 12

certificates that are redeemed or expire. To calculate this deferral, the Company makes assumptions related to card holder redemption rates based on historical experience. The loyalty liability is included in deferred revenue on the unaudited Consolidated Balance Sheets.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
	(in thousands)
Beginning balance loyalty deferred revenue	$9,869	$14,766	$14,063	$15,319
Revenue recognized	(41)	(1,313)	(4,235)	(1,866)
Ending balance loyalty deferred revenue	$9,828	$13,453	$9,828	$13,453
Sales Returns Reserve
The Company reduces net sales and provides a reserve for projected merchandise returns based on prior experience. Merchandise returns are often resalable merchandise and are refunded by issuing the same payment tender as the original purchase. The sales returns reserve was $10.1 million and $9.1 million as of October 31, 2020 and February 1, 2020, respectively, and is included in accrued expenses on the unaudited Consolidated Balance Sheets. The asset related to projected returned merchandise is included in other assets on the unaudited Consolidated Balance Sheets.
Gift Cards
The Company sells gift cards in its stores, on its eCommerce website, and through third parties. These gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The gift card liability balance was $20.1 million and $24.1 million, as of October 31, 2020 and February 1, 2020, respectively, and is included in deferred revenue on the unaudited Consolidated Balance Sheets. The Company recognizes revenue from gift cards when they are redeemed by the customer. The Company also recognizes income on unredeemed gift cards, referred to as “gift card breakage.” Gift card breakage is recognized proportionately using a time-based attribution method from issuance of the gift card to the time when it can be determined that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. The gift card breakage rate is based on historical redemption patterns. Gift card breakage is included within the other revenue component of net sales.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
	(in thousands)
Beginning gift card liability	$20,865	$19,966	$24,142	$25,133
Issuances	4,642	7,157	13,035	22,826
Redemptions	(4,988)	(7,699)	(15,134)	(26,617)
Gift card breakage	(444)	(623)	(1,968)	(2,541)
Ending gift card liability	$20,075	$18,801	$20,075	$18,801
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
Pursuant to the Card Agreement, the Company receives amounts from the Bank during the term based on a percentage of private label credit card sales and is also eligible to receive incentive payments for the achievement of certain performance targets. These funds are recorded within the other revenue component of net sales. The Company also receives reimbursement funds from the Bank for certain expenses the Company incurs. These reimbursement funds are used by the Company to fund marketing and other programs associated with the private
EXPRESS, INC. | Q3 2020 Form 10-Q | 13

label credit card. The reimbursement funds received related to private label credit cards are recorded within the other revenue component of net sales.

In connection with the Card Agreement, the Bank agreed to pay the Company a $20.0 million refundable payment which the Company recognized upon receipt as deferred revenue within other long-term liabilities in the Consolidated Balance Sheets and began to recognize into income on a straight-line basis commencing January of 2018. As of October 31, 2020, the deferred revenue balance of $12.0 million will be recognized over the remaining term of the amended Card Agreement within the other revenue component of net sales.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
	(in thousands)
Beginning balance refundable payment liability	$12,711	$15,589	$14,150	$17,028
Recognized in revenue	(719)	(719)	(2,158)	(2,158)
Ending balance refundable payment liability	$11,992	$14,870	$11,992	$14,870

NOTE 3 | EARNINGS PER SHARE

The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
	(in thousands)
Weighted-average shares - basic	64,868	66,438	64,515	66,845
Dilutive effect of stock options and restricted stock units	—	—	—	—
Weighted-average shares - diluted	64,868	66,438	64,515	66,845
Equity awards representing 10.9 million and 10.6 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen and thirty-nine weeks ended October 31, 2020, respectively, as the inclusion of these awards would have been anti-dilutive. Equity awards representing 8.9 million and 7.2 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen and thirty-nine weeks ended November 2, 2019, respectively, as the inclusion of these awards would have been anti-dilutive.
Additionally, for the thirteen weeks ended October 31, 2020, approximately 0.2 million shares were excluded from the computation of diluted weighted average shares because the number of shares that will ultimately be issued is contingent on the Company’s performance compared to pre-established performance goals which have not been achieved as of October 31, 2020.

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
EXPRESS, INC. | Q3 2020 Form 10-Q | 14

■Level 2 - Valuation is based upon quoted prices for similar assets and liabilities in active markets or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
■Level 3 - Valuation is based upon other unobservable inputs that are significant to the fair value measurement.
Financial Assets
The following table presents the Company’s financial assets, recorded in cash and cash equivalents on the unaudited Consolidated Balance Sheets, measured at fair value on a recurring basis as of October 31, 2020 and February 1, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall.

	October 31, 2020
	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$82,027	$—	$—

	February 1, 2020
	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$188,182	$—	$—
The money market funds are valued using quoted market prices in active markets.
The carrying amounts reflected on the unaudited Consolidated Balance Sheets for the remaining cash and cash equivalents, receivables, prepaid expenses, and payables as of October 31, 2020 and February 1, 2020 approximated their fair values.
Non-Financial Assets
The Company’s non-financial assets, which include fixtures, equipment, improvements, and right of use assets are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur indicating the carrying value of these assets may not be recoverable, an impairment test is required. For stores determined to have a triggering event, a recovery test is performed first comparing the undiscounted cash flows to the net assets of the store. The second step impairment test requires the Company to estimate the fair value of the assets and compare this to the carrying value of the assets. If the fair value of the asset is less than the carrying value, then an impairment charge is recognized, and the non-financial assets are recorded at fair value. The Company estimates the fair value using a discounted cash flow model or other fair value models as appropriate. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results, projected cash flows, and overall economic factors, including the current global outbreak of COVID-19. As a result of the COVID-19 pandemic, which included temporary store closures and a related decline in sales beginning in March 2020 and continuing through the third quarter, the Company concluded that a triggering event had occurred. Consequently, the Company performed interim impairment testing. As a result of this testing, during the thirteen and thirty-nine weeks ended October 31, 2020, the Company recognized impairment charges of approximately $8.4 million and $29.9 million, respectively, related to store-level property and equipment and right of use assets. During the thirteen weeks ended November 2, 2019, the Company did not recognize any impairment charges. During the thirty-nine weeks ended November 2, 2019, the Company recognized impairment charges of approximately $2.3 million. Impairment charges are recorded in cost of goods sold, buying and occupancy costs in the unaudited Consolidated Statements of Income and Comprehensive Income.

NOTE 5 | INCOME TAXES

The provision for income taxes is based on a current estimate of the annual effective tax rate, adjusted to reflect the effect of discrete items. The Company’s effective income tax rate may fluctuate from quarter to quarter as a result of a variety of factors, including the estimate of annual pre-tax income, the related changes in the estimate, and the
EXPRESS, INC. | Q3 2020 Form 10-Q | 15

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

The Company’s effective tax rate was 19.2% and 48.1% for the thirteen weeks ended October 31, 2020 and November 2, 2019, respectively. The effective tax rate for the thirteen weeks ended October 31, 2020 reflects the impact of recording an additional valuation allowance of $16.0 million against estimated 2020 U.S. federal and state deferred tax assets and other tax credits of which a portion relates to 2020 U.S. federal net operating losses that could not be carried back to offset taxable income in the five-year carryback period as part of the CARES Act. This was partially offset by $8.0 million of tax benefit related to the portion of the estimated 2020 U.S. federal net operating losses that are able to be carried back to years with a higher federal statutory tax rate than is currently enacted. The effective tax rate for the thirteen weeks ended November 2, 2019 reflects a $1.4 million change in estimate from the second quarter provision due to a change in the previously forecasted annual effective tax rate.

The Company’s effective tax rate was 11.3% and 11.9% for the thirty-nine weeks ended October 31, 2020 and November 2, 2019, respectively. The effective tax rate for the thirty-nine weeks ended October 31, 2020 was less than the statutory rate due to the impact of establishing a valuation allowance against the Company’s net deferred tax assets, which includes $54.2 million of discrete tax expense from a valuation allowance against previously recognized deferred tax assets and a $39.1 million valuation allowance against estimated 2020 U.S. federal and state deferred tax assets and other tax credits of which a portion relates to 2020 U.S. federal net operating losses that could not be carried back to offset taxable income in the five-year carryback period as part of the CARES Act. This was partially offset by a $36.6 million tax benefit related to the portion of the estimated 2019 and 2020 U.S. federal net operating losses that are able to be carried back to years with a higher federal statutory tax rate than is currently enacted. The effective tax rate for the thirty-nine weeks ended November 2, 2019 reflects a tax benefit from a pre-tax loss offset by $2.6 million of discrete tax expense related to a tax shortfall for share-based compensation.

During the thirty-nine weeks ended November 2, 2019, the Company's estimated annual effective tax rate fluctuated with small changes in the estimated full-year pre-tax income due to near break-even forecasted pre-tax earnings. Differences between pre-tax book and taxable income, such as non-deductible executive compensation, caused the effective income tax rate to vary significantly. Accordingly, the Company did not believe that it could estimate the annual effective tax rate for 2019 with sufficient precision and, as permitted by GAAP, determined the income tax benefit for the thirty-nine weeks ended November 2, 2019 based upon year-to-date pre-tax loss and the effect of differences between book and taxable loss.

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
EXPRESS, INC. | Q3 2020 Form 10-Q | 16

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

As a result of the impact of the COVID-19 pandemic, the Company did not initially make its store rent payments for certain stores in the first and second quarter of 2020. The Company established an accrual for rent payments that were not made and has continued to recognize accrued rent expense. As a result of negotiations with certain landlords, the Company has since made rent payments for certain stores and some landlords have agreed to abate certain rent payments. The appropriate adjustments were made to accrued rent. Accrued rent is within accrued expenses on the unaudited Consolidated Balance Sheets. Accrued minimum rent as of October 31, 2020 and February 1, 2020, was $70.6 million and $3.2 million, respectively.
Supplemental cash flow information related to leases is as follows:

	Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$128,563	$214,609
Right-of-use assets obtained in exchange for operating lease liabilities	$36,201	$11,491

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

On March 17, 2020, the Company provided notice to the lenders under the Revolving Credit Facility of a request to borrow $165.0 million. The Company borrowed under the Revolving Credit Facility in order to strengthen its liquidity position and preserve financial flexibility in response to the COVID-19 pandemic and the related temporary store closures. As of October 31, 2020, the Company had $165.0 million in borrowings outstanding and approximately $63.9 million remained available for borrowing under the Revolving Credit Facility after $21.1 million of letters of credit outstanding and subject to certain borrowing base limitations as further discussed below.

Under the Revolving Credit Facility, revolving loans may be borrowed, repaid, and reborrowed until May 24, 2024, at which time all amounts borrowed must be repaid. Borrowings under the Revolving Credit Facility bear interest at a rate equal to either the rate published by ICE Benchmark Administration Limited (with a floor of 0%) (the “Eurodollar Rate”) plus an applicable margin rate or the highest of (1) Wells Fargo Bank, National Association’s prime lending rate (with a floor of 0%), (2) 0.50% per annum above the federal funds rate (with a floor of 0%) or (3) 1% above the Eurodollar Rate (the “Base Rate”), in each case plus an applicable margin rate. The applicable margin rate is determined based on excess availability as determined by reference to the borrowing base. The applicable margin rate for Eurodollar Rate-based advances is 1.25% or 1.50% and the applicable margin rate for Base Rate-based
EXPRESS, INC. | Q3 2020 Form 10-Q | 17

advances is 0.25% or 0.50%, in each case, based on the borrowing base. Under certain circumstances, a default interest rate will apply on any overdue amount payable under the Revolving Credit Facility during the existence of an event of default at a per annum rate equal to 2.0% above the applicable interest rate for any overdue principal and 2.0% above the rate applicable for Base Rate-based advances for any other overdue interest. As of October 31, 2020 the interest rate on the outstanding borrowings was approximately 1.8%.

The Revolving Credit Facility requires Express Holding and its subsidiaries to maintain a fixed charge coverage ratio of at least 1.0:1.0 if excess availability plus eligible cash collateral is less than 10.0% of the borrowing base for 15 consecutive days. Since our excess availability was above 10% as of October 31, 2020, the fixed charge coverage ratio covenant was not applicable. In addition, the Revolving Credit Facility contains customary covenants and restrictions on Express Holding’s and its subsidiaries’ activities, including, but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, distributions, dividends, the repurchase of capital stock, transactions with affiliates, the ability to change the nature of its business or fiscal year, and permitted business activities. All obligations under the Revolving Credit Facility are guaranteed by Express Holding and its domestic subsidiaries (that are not borrowers) and secured by a lien on, among other assets, substantially all working capital assets including cash, accounts receivable, and inventory of Express Holding and its domestic subsidiaries.

Letters of Credit
The Company may enter into stand-by letters of credit (“stand-by LCs”) on an as-needed basis to secure payment obligations for third party logistic services, merchandise purchases, and other general and administrative expenses. As of October 31, 2020 and February 1, 2020, outstanding stand-by LCs totaled $21.1 million and $12.7 million, respectively.

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
EXPRESS, INC. | Q3 2020 Form 10-Q | 18

The following summarizes share-based compensation expense:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
	(in thousands)
Restricted stock units	$2,022	$2,088	$6,349	$6,417
Stock options	302	304	937	468
Performance-based restricted stock units	—	16	—	319
Total share-based compensation	$2,324	$2,408	$7,286	$7,204
The stock compensation related income tax benefit recognized by the Company during the thirteen and thirty-nine weeks ended October 31, 2020 was $0.1 million and $0.8 million, respectively. The stock compensation related income tax benefit recognized by the Company during the thirteen and thirty-nine weeks ended November 2, 2019 was $0.1 million and $1.7 million, respectively.

Restricted Stock Units
During the thirty-nine weeks ended October 31, 2020, the Company granted restricted stock units (“RSUs”) under the 2018 Plan. The fair value of RSUs is determined based on the Company’s closing stock price on the day prior to the grant date in accordance with the 2018 Plan. The RSUs granted in 2020 vest ratably over three years and the expense related to these RSUs will be recognized using the straight-line attribution method over this vesting period.

The Company’s activity with respect to RSUs, including awards with performance conditions granted prior to 2018, for the thirty-nine weeks ended October 31, 2020 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value Per Share
	(in thousands, except per share amounts)
Unvested - February 1, 2020	4,260	$4.78
Granted	5,122	$1.74
Vested	(1,334)	$5.32
Forfeited	(678)	$3.64
Unvested - October 31, 2020	7,370	$2.67
The total fair value of RSUs that vested during the thirty-nine weeks ended October 31, 2020 and November 2, 2019 was $7.1 million and $11.9 million, respectively. As of October 31, 2020, there was approximately $13.7 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.5 years.

EXPRESS, INC. | Q3 2020 Form 10-Q | 19

Stock Options
The Company’s activity with respect to stock options during the thirty-nine weeks ended October 31, 2020 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding - February 1, 2020	3,650	$7.67
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(307)	$18.21
Outstanding - October 31, 2020	3,343	$6.71	7.2	$—
Expected to vest at October 31, 2020	2,028	$2.70	8.7	$—
Exercisable at October 31, 2020	1,270	$13.25	4.8	$—
As of October 31, 2020, there was approximately $1.5 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of approximately 1.4 years.
Performance-based Restricted Stock Units
In the first quarter of 2018, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock upon vesting. The number of shares earned could range between 0% and 200% of the target amount depending upon performance achieved over a three-year vesting period. The performance conditions of the award include adjusted diluted earnings per share ("EPS") targets and total shareholder return ("TSR") of the Company’s common stock relative to a select group of peer companies. A Monte Carlo valuation model was used to determine the fair value of the awards. The TSR performance metric is a market condition. Therefore, fair value of the awards is fixed at the measurement date and is not revised based on actual performance. The number of shares that will ultimately vest will change based on estimates of the Company’s adjusted EPS performance in relation to the pre-established targets. As of October 31, 2020, it is estimated that none of the shares granted in 2018 will vest based on the performance against predefined financial targets to date.

Time-based Cash-Settled Awards
During the thirty-nine weeks ended October 31, 2020, the Company granted time-based cash-settled awards to employees that vest ratably over three years. These awards are classified as liabilities, are valued based on the fair value of the award at the grant date and do not vary based on changes in the Company's stock price or performance. The expense related to these awards will be recognized using the straight-line attribution method over this vesting period. As of October 31, 2020, $3.5 million of total unrecognized compensation cost is expected to be recognized on cash-settled awards over a weighted-average period of 1.7 years.

Performance-based Cash-Settled Awards
In 2019, the Company granted cash-settled awards to a limited number of senior executive-level employees. These awards are classified as liabilities, are valued based on the fair value of the award at the grant date and are remeasured at each reporting date until settlement with compensation expense being recognized in proportion to the completed requisite period up until date of settlement. The amount of cash earned could range between 0% and 200% of the target amount depending upon performance achieved over the three-year vesting period. The performance conditions of the award include EPS targets and TSR of the Company’s common stock relative to a select group of peer companies. A Monte Carlo valuation model was used to determine the fair value of the awards. As of October 31, 2020, it is estimated that none of the shares granted in 2019 will vest based on the performance against predefined financial targets to date.

EXPRESS, INC. | Q3 2020 Form 10-Q | 20

NOTE 9 | COMMITMENTS AND CONTINGENCIES

In a complaint filed in January 2017 by Mr. Jorge Chacon in the Superior Court for the State of California for the County of Orange, certain subsidiaries of the Company were named as defendants in a representative action alleging violations of California state wage and hour statutes and other labor standards. The lawsuit seeks unspecified monetary damages and attorneys’ fees. In July 2018, former associate Ms. Christie Carr filed suit in Alameda County Superior Court for the State of California naming certain subsidiaries of the Company in a representative action alleging violations of California State wage and hour statutes and other labor standard violations. The lawsuit seeks unspecified monetary damages and attorneys’ fees. On January 28, 2019, Mr. Jorge Chacon filed a second representative action in the Superior Court for the State of California for the County of Orange alleging violations of California state wages and hour statutes and other labor standard violations. The lawsuit seeks unspecified monetary damages and attorneys' fees. The Company is vigorously defending itself against these claims and, as of October 31, 2020, has established an estimated liability based on its best estimate of the outcome of the matters. The Company is subject to various other claims and contingencies arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

NOTE 10 | INVESTMENT IN EQUITY INTERESTS

In 2016, the Company made a $10.1 million investment in Homage, LLC, a privately held retail company based in Columbus, Ohio. The non-controlling investment in the entity was being accounted for under the equity method. Under the terms of the agreement governing the investment, the Company's investment was increased by $0.5 million during the second quarter of 2020 and 2019 as the result of an accrual of a non-cash preferred yield. This investment was assessed for impairment whenever factors indicated an other-than-temporary loss in value. Factors providing evidence of such a loss include the fair value of an investment that is less than its carrying value, absence of an ability to recover the carrying value or the investee’s inability to generate income sufficient to justify the carrying value. As a result of this assessment in 2018, the Company determined the carrying value exceeded the fair value and recognized an $8.4 million impairment charge within other expense/(income), net in the Consolidated Statements of Income and Comprehensive Income. During the first quarter of 2020, the Company wrote off the remaining $2.7 million of its investment, inclusive of the $1.5 million preferred yield within other expense/(income), net in the unaudited Consolidated Statements of Income and Comprehensive Income. In addition, during the second quarter of 2020 and 2019, the Company recognized an additional $0.5 million impairment charge within other expense/(income), net in the Consolidated Statements of Income and Comprehensive Income. The fair value of the equity method investment was determined based on applying income and market approaches. The income approach relied on the discounted cash flow method and the market approach relied on a market multiple approach considering historical and projected financial results.

During the third quarter of 2020 the Company sold all of its interest in Homage, LLC back to Homage, LLC in exchange for a promissory note payable to the Company in the principal amount of $1.5 million. The Company has recorded a reserve against the full value of this promissory note.

NOTE 11 | STOCKHOLDERS' EQUITY

On November 28, 2017, the Company's Board of Directors ("Board") approved a share repurchase program that authorizes the Company to repurchase up to $150.0 million of the Company’s outstanding common stock using available cash (the "2017 Repurchase Program"). The Company may repurchase shares on the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and amount of stock repurchases will depend on a variety of factors, including business and market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified, or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the program. During the thirteen weeks ended November 2, 2019, the Company repurchased 2.8 million shares of its common stock under the 2017 Repurchase Program for an aggregate amount equal to $8.7 million, including commissions. During the thirty-nine weeks ended November 2, 2019, the Company repurchased 3.7 million shares of its common stock under the 2017 Repurchase Program for an aggregate amount
EXPRESS, INC. | Q3 2020 Form 10-Q | 21

equal to $13.6 million, including commissions. During the thirteen and thirty-nine weeks ended October 31, 2020, the Company did not repurchase shares of its common stock. As of October 31, 2020, the Company had approximately $34.2 million remaining under this authorization.

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

EXPRESS, INC. | Q3 2020 Form 10-Q | 22

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
Our management's discussion and analysis of financial condition and results of operations is presented in the following sections:

\

OVERVIEW

Express is a modern, versatile, dual gender apparel and accessories brand that helps people get dressed for every day and any occasion. Launched in 1980 with the idea that style, quality and value should all be found in one place, Express has always been a brand of the now, offering some of the most important and enduring fashion trends. Express aims to Create Confidence and Inspire Self-Expression through a design and merchandising view that brings forward The Best of Now for Real Life Versatility. The Company operates 592 retail and factory outlet stores in the United States and Puerto Rico, as well as an online destination.

\

COVID-19 PANDEMIC

In March 2020, the World Health Organization declared a novel strain of coronavirus ("COVID-19") a global pandemic and recommended containment and mitigation measures. In response to the pandemic, many states and localities in which we operate issued stay-at-home orders and other social distancing measures. Effective March 17, 2020, we temporarily closed all of our retail and factory outlet stores and offices, and as a result all store associates and a number of home office employees were furloughed. As mandated shutdowns and stay-at-home orders went into effect across the country, we experienced an immediate reduction in sales levels compared to the prior year. We continued to be materially impacted by COVID-19 in the third quarter of 2020, even after all of our stores re-opened, as customer traffic continues to be pressured, especially in our retail stores.

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
▪Designated a maximum capacity for each store;
EXPRESS, INC. | Q3 2020 Form 10-Q | 23

▪Installed plexiglass shields at all checkout counters;
▪Required all associates in all stores to wear face coverings;
▪Enabled curbside pickup at key locations; and
▪Introduced enhanced ship from store and buy online pick-up in store ("BOPIS") capabilities in our retail stores.

In response to COVID-19, we enhanced our liquidity position through several actions. In March 2020, we accessed $165.0 million available to us under our Revolving Credit Facility. See Note 7 of our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for more information.

To further improve our liquidity, we have also significantly reduced expenses, capital expenditures and working capital; this included inventory reductions, furloughing most store associates while stores were closed, suspending merit pay increases and reducing home office headcount. See "Liquidity and Capital Resources" included elsewhere in this Quarterly Report for more information.

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
EXPRESS, INC. | Q3 2020 Form 10-Q | 24

FINANCIAL DETAILS FOR THE THIRD QUARTER 2020

■Net sales decreased 34% to $322.1 million
■Comparable sales decreased 30%
■Comparable retail sales (includes both retail stores and eCommerce sales) decreased 33%
■Comparable outlet sales decreased 20%
■Gross margin percentage decreased 2,390 basis points to 4.3%
■Operating loss increased $104.2 million to a loss of $110.9 million
■Net loss increased $87.2 million to a loss of $90.3 million
■Diluted loss per share increased $1.34 to a loss of $1.39

The following charts show key performance metrics for the third quarter of 2020 compared to the third quarter of 2019.

OUTLOOK & THIRD QUARTER UPDATE

As previously mentioned, COVID-19 led to the temporary closure of all Express stores in mid-March and into the second quarter, as over 30% of our stores were closed for more than half of the second quarter. Even after re-opening, our stores continued to be impacted by COVID-19 with reduced hours and temporary re-closures. These factors led to significant decreases in customer traffic and reduced consumer spending, which negatively impacted our third quarter results. The pandemic began while we were in the early stages of a transformation. Our new corporate strategy, the EXPRESSway Forward, had been set in motion, and while much work was ahead of us, a
EXPRESS, INC. | Q3 2020 Form 10-Q | 25

great deal had been accomplished. We had completed a comprehensive restructuring of our organization, in order to better align our teams with our objective. We had implemented a more streamlined and efficient go-to-market process, established a new design and merchandising vision, called Express Edit, and developed a new brand positioning to stake our claim to territory our customers told us would be relevant and compelling to them. We had also identified a total of $80.0 million in cost savings opportunities that we expect to achieve over a three-year period. While we expect our results to remain challenging in the near-term as a result of COVID-19 and changes in the retail environment, including the potential of additional store closures, decreased customer traffic, and changing customer shopping patterns, we believe that by focusing on our foundational elements we have a significant opportunity to improve the trend of the business and return the business to long term profitable growth. The following defines each foundational element of the EXPRESSway Forward:

▪Product
▪Brand
▪Customer
▪Execution

Product
We will put product first. Our product vision is called the Express Edit. This vision is about standing for certain elements of fashion and style that we know matter to our customers. This includes providing the customer with a wardrobe that has the functionality to cover multiple needs and wearing occasions. One of our historical strengths has been in occasion-based dressing, and as a result, we have been more disproportionately impacted these last several months, as occasions and celebrations have been cancelled or delayed and our customers continue to work from home. As a result, during the third quarter, we pulled back on our investment in occasion-based categories and increased our investment in more casual, versatile categories, significantly changing their penetration in our product mix versus a year ago.

These new deliveries have performed well, including our new denim, women's tops, and graphic t-shirts, and while we are pleased with this performance, it did not fully offset the decreases we saw in occasion-based categories, such as men’s suits and dress shirts and women’s dresses and suits, that resulted from the prolonged pandemic. However, we expect that occasions and celebrations of all kinds will come back and these occasion-based categories will represent an opportunity for us going forward. In addition, another one of our future focus areas will be denim, and we have seen great results from our new denim strategy, which focuses on premium quality denim at very compelling price points.

Brand
Our brand purpose is to create confidence and inspire self-expression and is based on the belief that clothing can serve a higher purpose in people's lives. In the first nine months of the year, we presented our brand and engaged with our customers in new and more creative ways and as a result we have seen increased engagement with our marketing, increased followers on our social media platforms, and a stronger sense of connectivity between our customers and our messaging.

To bring another dimension to our brand positioning, and to reflect the importance of the purpose-driven view of many of our customers, we launched the Express Dream Big Project ("Dream Big") in the third quarter of 2020. Dream Big is a fundraising initiative created to champion organizations that empower people to believe in themselves, and follow their dreams. To introduce the program we had a virtual event hosted by fashion expert and TV personality Tan France. This program strives to unify and align our corporate philanthropy and employee giving in a way that is tightly connected to our brand purpose.

Customer
In August 2020, we completed the soft relaunch of our loyalty program, now called Express Insider. Our loyalty program members have the greatest lifetime value to Express. This program is a critical factor in gaining additional share of existing customers' spend and bringing new customers into the brand. We anticipate implementing additional enhancements to our Express Insider program in the first quarter of 2021, including the expansion of loyalty tiers to incentivize and reward our best customers in a more timely, and engaging manner.

EXPRESS, INC. | Q3 2020 Form 10-Q | 26

Execution
Execution is the through line across all of our initiatives, and both within, and across functions we have improved the efficiency of our operating and decision-making processes. During the third quarter of 2020, we were focused on advancing our eCommerce and omnichannel capabilities. We did this with enhanced and expanded buy-online-pick-up-in-store and ship-from-store functionalities, both of which contribute to more efficient, and effective inventory management. Additionally, we enhanced the way we engage and service our customers in the digital channel. We expanded our Digital Stylist program by increasing the resources available, to provide more real-time, virtual assistance to express.com customers. We plan to expand this program as we move into 2021 by shifting some of our physical store associates into these Digital Stylist roles.

Another aspect of execution is our physical stores. We still intend to close the 100 stores we previously announced as part of our fleet rationalization plan. While that fleet rationalization plan focuses on our number of stores, our current focus—fleet optimization—concerns where our stores should be located, the type of store that is optimal for each location, and the role each store plays in our customers' lives. As part of this plan, we are testing smaller footprints in our mall-based stores and also testing new store concepts, such as pop up stores.

HOW WE ASSESS THE PERFORMANCE OF OUR BUSINESS

In assessing the performance of our business, we consider a variety of performance and financial measures. These key measures include net sales, comparable sales, eCommerce demand, transactions, cost of goods sold, buying and occupancy costs, gross profit/(loss)/gross margin, and selling, general, and administrative expenses. The following table describes and discusses these measures.

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
EXPRESS, INC. | Q3 2020 Form 10-Q | 27

Financial Measures	Description	Discussion
Comparable Sales
Comparable sales is a measure of the amount of sales generated in a period relative to the amount of sales generated in the comparable prior year period. Comparable sales for the third quarter of 2020 was calculated using the 13-week period ended October 31, 2020 as compared to the 13-week period ended November 2, 2019.

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
eCommerce Demand	eCommerce demand is defined as gross orders for Express and/or third party merchandise that originate through our eCommerce platform, including the website, app, and buy online pick-up in store.	We believe eCommerce demand is a useful measure for investors and management as it provides visibility for orders placed but not yet shipped.
Transactions	Transactions are defined as the number of units sold as compared to the dollar amount of sales.	We believe this metric is useful as it removes the impact of promotions and provides a better indicator of the acceptance of our product.
EXPRESS, INC. | Q3 2020 Form 10-Q | 28

Financial Measures	Description	Discussion
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

Buying and occupancy costs related to stores are largely fixed and do not necessarily increase as volume increases.

Changes in the mix of products sold by type of product or by channel may also impact our overall cost of goods sold, buying and occupancy costs.

Extended periods of declined business and sales could result in additional impairment of our assets.
Gross Profit/(Loss)/Gross Margin	Gross profit/(loss) is net sales minus cost of goods sold, buying and occupancy costs. Gross margin measures gross profit/(loss) as a percentage of net sales.	Gross profit/(loss)/gross margin is impacted by the price at which we are able to sell our merchandise and the cost of our product.

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

EXPRESS, INC. | Q3 2020 Form 10-Q | 29

RESULTS OF OPERATIONS

The Third Quarter of 2020 compared to the Third Quarter of 2019
Net Sales

	Thirteen Weeks Ended
	October 31, 2020	November 2, 2019
Net sales (in thousands)	$322,061	$488,483
Comparable retail sales	(33)%	(5)%
Comparable outlet sales	(20)%	(5)%
Total comparable sales percentage change	(30)%	(5)%
Gross square footage at end of period (in thousands)	5,031	5,319
Number of:
Stores open at beginning of period	593	626
New retail stores	1	—
New outlet stores	—	6
Retail stores converted to outlets	—	(3)
Closed stores	(2)	(3)
Stores open at end of period	592	626
Net sales in the third quarter of 2020 decreased approximately $166.4 million compared to the third quarter of 2019. Our sales continued to be materially impacted by COVID-19 in the third quarter, as customer traffic continues to be pressured, especially in our retail stores and our customers have shifted away from purchasing products in our occasion-based categories such as suits, dress shirts and dresses, which have previously made up a large portion of our sales.
Gross Profit
The following table shows cost of goods sold, buying and occupancy costs, gross profit in dollars, and gross margin percentage for the stated periods:

	Thirteen Weeks Ended
	October 31, 2020	November 2, 2019
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$308,115	$350,810
Gross profit	$13,946	$137,673
Gross margin percentage	4.3%	28.2%
The 2,390 basis point decrease in gross margin percentage, or gross profit as a percentage of net sales, in the third quarter of 2020 compared to the third quarter of 2019 was comprised of a decrease in merchandise margin and an increase in buying and occupancy costs as a percentage of net sales. The decrease in merchandise margin was primarily driven by higher levels of promotions compared to last year as a result of the promotional retail environment. Buying and occupancy costs deleveraged as a result of the reduction in sales. In addition, buying and occupancy was also impacted by $8.4 million due to an impairment charge of certain long-lived store related assets and right of use assets. Refer to Note 4 in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion regarding the impairment charges for the thirteen weeks ended October 31, 2020.
EXPRESS, INC. | Q3 2020 Form 10-Q | 30

Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	Thirteen Weeks Ended
	October 31, 2020	November 2, 2019
	(in thousands, except percentages)
Selling, general, and administrative expenses	$124,863	$144,301
Selling, general, and administrative expenses, as a percentage of net sales	38.8%	29.5%
The $19.4 million decrease in selling, general, and administrative expenses in the third quarter of 2020 as compared to the third quarter of 2019 was the result of COVID-19 mitigation actions, a reduction in variable costs driven by the sales decline and the previously announced cost reductions associated with our corporate restructuring announced in the fourth quarter of 2019.
Interest Expense/(Income), Net
The following table shows interest expense/(income) in dollars for the stated periods:

	Thirteen Weeks Ended
	October 31, 2020	November 2, 2019
	(in thousands)
Interest expense/(income), net	$936	$(690)
The $1.6 million increase in interest expense in the third quarter of 2020 as compared to the third quarter of 2019 was the result of borrowing under our Revolving Credit Facility, which bears interest at variable rates. Refer to Note 7 in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion regarding our borrowings during the thirteen weeks ended October 31, 2020.
Income Tax Benefit
The following table shows income tax benefit in dollars for the stated periods:

	Thirteen Weeks Ended
	October 31, 2020	November 2, 2019
	(in thousands)
Income tax benefit	$(21,503)	$(2,880)
The effective tax rate was 19.2% in the third quarter of 2020 compared to 48.1% in the third quarter of 2019. The effective tax rate for the thirteen weeks ended October 31, 2020 reflects the impact of recording an additional valuation allowance of $16.0 million against estimated 2020 U.S. federal and state deferred tax assets and other tax credits of which a portion relates to 2020 U.S. federal net operating losses that could not be carried back to offset taxable income in the five-year carryback period as part of the Coronavirus Aid Relief and Economic Security (“CARES”) Act. This was partially offset by $8.0 million of tax benefit related to the portion of the estimated 2020 U.S. federal net operating losses that are able to be carried back to years with a higher federal statutory tax rate than is currently enacted. The effective tax rate for the thirteen weeks ended November 2, 2019 reflects a $1.4 million change in estimate from the second quarter provision due to an increase from the previously forecasted annual effective tax rate. The effective tax rate, excluding discrete items, was 17.9% and 44.0% for the thirteen weeks ended October 31, 2020 and November 2, 2019, respectively. The effective tax rate, excluding discrete items, is higher for the prior year due to the previously mentioned change in estimate from the second quarter provision.

EXPRESS, INC. | Q3 2020 Form 10-Q | 31

The Thirty-Nine Weeks Ended October 31, 2020 compared to the Thirty-Nine Weeks Ended November 2, 2019
Net Sales

	Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019
Net sales (in thousands)	$778,039	$1,412,469
Comparable retail sales	(30)%	(7)%
Comparable outlet sales	(17)%	(3)%
Total comparable sales percentage change	(27)%	(6)%
Gross square footage at end of period (in thousands)	5,031	5,319
Number of:
Stores open at beginning of period	595	631
New retail stores	1	—
New outlet stores	1	31
Retail stores converted to outlets	—	(27)
Closed stores	(5)	(9)
Stores open at end of period	592	626
Net sales for the thirty-nine weeks ended October 31, 2020 decreased approximately $634.4 million compared to the thirty-nine weeks ended November 2, 2019. The sales decrease is primarily attributed to the temporary closure of all Express stores from mid-March into the second quarter of 2020 due to the COVID-19 pandemic and the continued material impact of COVID-19 in the third quarter, as customer traffic continues to be pressured, especially in our retail stores and our customers have shifted away from purchasing products in our occasion-based categories, such as suits, dress shirts and dresses, which have previously made up a large portion of our sales.
Gross (Loss)/Profit
The following table shows cost of goods sold, buying and occupancy costs, gross (loss)/profit in dollars, and gross margin percentage for the stated periods:

	Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$854,357	$1,025,795
Gross (loss)/profit	$(76,318)	$386,674
Gross margin percentage	(9.8)%	27.4%
The 3,720 basis point decrease in gross margin percentage, or gross (loss)/profit as a percentage of net sales, for the thirty-nine weeks ended October 31, 2020 compared to the thirty-nine weeks ended November 2, 2019 was comprised of a decrease in merchandise margin and an increase in buying and occupancy costs as a percentage of net sales. The decrease in merchandise margin was primarily driven by high levels of promotions as we sold through existing inventory that accumulated as a result of store closures in the first half of 2020. These promotions allowed us to liquidate a significant amount of clearance inventory. In addition, we recorded higher valuation reserves related to our inventory as well as higher levels of reserves against certain fabric commitments. Buying and occupancy costs deleveraged as a result of the reduction in sales and was also impacted by $29.9 million in impairment charges related to certain long-lived store related assets and right of use assets. Refer to Note 4 in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion regarding the impairment charges for the thirty-nine weeks ended October 31, 2020.
EXPRESS, INC. | Q3 2020 Form 10-Q | 32

Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019
	(in thousands, except percentages)
Selling, general, and administrative expenses	$316,833	$415,391
Selling, general, and administrative expenses, as a percentage of net sales	40.7%	29.4%
The $98.6 million decrease in selling, general, and administrative expenses for the thirty-nine weeks ended October 31, 2020 as compared to the thirty-nine weeks ended November 2, 2019 was the result of our COVID-19 mitigation actions, a reduction in variable costs driven by the sales decline and the previously announced cost reductions associated with our corporate restructuring announced in the fourth quarter of 2019.
Interest Expense/(Income), Net
The following table shows interest expense/(income) in dollars for the stated periods:

	Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019
	(in thousands)
Interest expense/(income), net	$2,015	$(2,185)
The $4.2 million increase in interest expense for the thirty-nine weeks ended October 31, 2020 as compared to the thirty-nine weeks ended November 2, 2019 was the result of borrowing under our Revolving Credit Facility, which bears interest at variable rates. Refer to Note 7 in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion regarding our borrowings during the thirty-nine weeks ended October 31, 2020.
Other Expense, Net
The following table shows other expense in dollars for the stated periods:

	Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019
	(in thousands)
Other expense, net	$2,733	$—
The $2.7 million increase in other expense for the thirty-nine weeks ended October 31, 2020 as compared to the thirty-nine weeks ended November 2, 2019 was the result of a pretax write-off of our 2016 investment in Homage, LLC. Refer to Note 10 in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion regarding the write-off during the thirty-nine weeks ended October 31, 2020.
Income Tax Benefit
The following table shows income tax benefit in dollars for the stated periods:

	Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019
	(in thousands)
Income tax benefit	$(45,068)	$(3,062)
The effective tax rate was 11.3% for the thirty-nine weeks ended October 31, 2020 compared to 11.9% for the thirty-nine weeks ended November 2, 2019. The effective tax rate for the thirty-nine weeks ended October 31, 2020 was less than the statutory rate due to the impact of establishing a valuation allowance against our net deferred tax
EXPRESS, INC. | Q3 2020 Form 10-Q | 33

assets, which includes $54.2 million of discrete tax expense from a valuation allowance against previously recognized deferred tax assets and $39.1 million valuation allowance against estimated 2020 U.S. federal and state deferred tax assets and other tax credits of which a portion relates to 2020 U.S. federal net operating losses that could not be carried back to offset taxable income in the five-year carryback period as part of the CARES Act. This was partially offset by a $36.6 million tax benefit related to the portion of the estimated 2019 and 2020 U.S. federal net operating losses that are able to be carried back to years with a higher federal statutory tax rate than is currently enacted. The effective tax rate for the thirty-nine weeks ended November 2, 2019 reflects a tax benefit from a pre-tax loss offset by $2.6 million of discrete tax expense related to a tax shortfall for share-based compensation. The effective tax rate, excluding discrete items, was 25.1% and 20.5% for the thirty-nine weeks ended October 31, 2020 and November 2, 2019, respectively. The effective tax rate, excluding discrete items, is higher for the current year due to the ability to carryback current year net operating losses allowed under the CARES Act to tax years with higher statutory tax rates.

Operating Loss, Net Loss and Diluted Earnings Per Share
Included in the table below is operating loss, net loss and diluted earnings per share for the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019, respectively. We supplement the reporting of our financial information determined under United States generally accepted accounting principles ("GAAP") with certain non-GAAP financial measures: adjusted operating loss, adjusted net loss, and adjusted diluted earnings per share. The following table presents these financial measures, each a non-GAAP financial measure, for the stated periods which eliminate certain non-core operating costs:

	Thirteen Weeks Ended
	October 31, 2020	November 2, 2019
	(in thousands, except per share amounts)
Operating loss	$(110,916)	$(6,675)
Adjusted operating loss (Non-GAAP)	$(102,546)	$(4,959)
Net loss	$(90,349)	$(3,105)
Adjusted net loss (Non-GAAP)	$(76,192)	$(1,790)
Diluted earnings per share	$(1.39)	$(0.05)
Adjusted diluted earnings per share (Non-GAAP)	$(1.17)	$(0.03)

	Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019
	(in thousands, except per share amounts)
Operating loss	$(392,489)	$(27,989)
Adjusted operating loss (Non-GAAP)	$(362,636)	$(23,991)
Net loss	$(352,169)	$(22,742)
Adjusted net loss (Non-GAAP)	$(271,251)	$(18,916)
Diluted earnings per share	$(5.46)	$(0.34)
Adjusted diluted earnings per share (Non-GAAP)	$(4.20)	$(0.28)

We believe that these non-GAAP measures provide additional useful information to assist stockholders in understanding our financial results and assessing our prospects for future performance. Management believes adjusted operating loss, adjusted net loss, and adjusted diluted earnings per share are important indicators of our business performance because they exclude items that may not be indicative of, or are unrelated to, our underlying operating results, and provide a better baseline for analyzing trends in our business. In addition, adjusted diluted earnings per share is used as a performance measure in our long-term executive compensation program for purposes of determining the number of equity awards that are ultimately earned, and adjusted operating loss was previously a metric used in our short-term cash incentive compensation plan. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported operating loss, net loss or diluted earnings per share. These
EXPRESS, INC. | Q3 2020 Form 10-Q | 34

non-GAAP financial measures reflect an additional way of viewing our operations that, when viewed with the GAAP results and the below reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of our business. Management strongly encourages investors and stockholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.
The following table reconciles the non-GAAP financial measures (adjusted operating loss, adjusted net loss, and adjusted diluted earnings per share) with the most directly comparable GAAP financial measures (operating loss, net loss, and diluted earnings per share, respectively) for the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019, respectively.

	Thirteen Weeks Ended October 31, 2020
(in thousands, except per share amounts)	Operating Loss	Income Tax Impact	Net Loss	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$(110,916)		$(90,349)	$(1.39)	64,868
Impairment of property, equipment and lease assets	8,370	(2,215)	6,155	0.09
Valuation allowance on deferred taxes (a)	—	15,998	15,998	0.25
Tax impact of the CARES Act (b)	—	(7,996)	(7,996)	(0.12)
Adjusted Non-GAAP Measure	$(102,546)		$(76,192)	$(1.17)

a.Valuation allowance provided against incurred and forecasted 2020 losses and previously recognized deferred tax assets, less net operating losses utilized under the CARES Act
b.Income tax benefit primarily due to a net operating loss carryback under the CARES Act.

	Thirteen Weeks Ended November 2, 2019
(in thousands, except per share amounts)	Operating Loss	Income Tax Impact	Net Loss	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$(6,675)		$(3,105)	$(0.05)	66,438
Impact of executive departures	1,716	(401)	1,315	0.02
Adjusted Non-GAAP Measure	$(4,959)		$(1,790)	$(0.03)

	Thirty-Nine Weeks Ended October 31, 2020
(in thousands, except per share amounts)	Operating Loss	Income Tax Impact	Net Loss	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$(392,489)		$(352,169)	$(5.46)	64,515
Impairment of property, equipment and lease assets	29,853	(7,901)	21,952	0.34
Equity method investment impairment (a)	—	(642)	2,091	0.03
Valuation allowance on deferred taxes (b)	—	93,317	93,317	1.45
Tax impact of the CARES Act (c)	—	(36,553)	(36,553)	(0.57)
Tax impact of executive departures (d)	—	111	111	—
Adjusted Non-GAAP Measure	$(362,636)		$(271,251)	$(4.20)

a.Impairment before tax was $2.7 million and was recorded in other expense, net.
b.Valuation allowance provided against incurred and forecasted 2020 losses and previously recognized deferred tax assets, less net operating losses utilized under the CARES Act.
c.Income tax benefit primarily due to a net operating loss carryback under the CARES Act.
d.Represents the tax impact related to the expiration of former executive non-qualified stock options.

EXPRESS, INC. | Q3 2020 Form 10-Q | 35

	Thirty-Nine Weeks Ended November 2, 2019
(in thousands, except per share amounts)	Operating Loss	Income Tax Impact		Net Loss	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$(27,989)			$(22,742)	$(0.34)	66,845
Impairment of property, equipment and lease assets	2,282	(593)		1,689	0.03
Impact of CEO departure	—	822	(a)	822	0.01
Impact of executive departures	1,716	(401)		1,315	0.02
Adjusted Non-GAAP Measure	$(23,991)			$(18,916)	$(0.28)

a.Represents the tax impact of the expiration of our former CEO's non-qualified stock options.

LIQUIDITY AND CAPITAL RESOURCES

We continued to aggressively pursue additional liquidity measures in the third quarter of 2020 and now expects to realize approximately $550.0 million in liquidity benefits, of which approximately $440.0 million are expected to be realized in 2020. This is an increase from the previously announced $425.0 million. Approximately $280.0 million of liquidity benefits were realized in the first half of 2020 and approximately $115.0 million were realized in the third quarter of 2020. These benefits are incremental to the previously announced cost savings associated with The EXPRESSway Forward strategy.

These benefits are the result of a number of actions taken to maintain liquidity throughout the COVID-19 pandemic. Examples of these actions include:

■Accessed $165.0 million from our $250.0 million asset based credit facility;
■Identified cost savings of approximately $105.0 million to be realized in 2020, including the impact from our previously announced COVID-19 mitigation actions inclusive of a decrease in our variable costs as a result of the decline in sales;
■Cut second quarter inventory receipts by over $100.0 million;
■Lowered expected annual capital expenditures by approximately $27.0 million;
■Negotiated $25.0 million in rent abatements with a number of landlords; and
■Anticipated cash benefits in 2020 from the CARES Act of approximately $20.0 million, including the expanded operating loss carry back, employer payroll tax credit and deferral provisions.

We also announced an additional 10% workforce reduction at our Columbus, Ohio corporate office that is expected to result in $13.0 million in cost savings in 2021. Additionally, as previously communicated, we expect to receive a cash tax refund of approximately $95.0 million in the second quarter of 2021 as part of the CARES Act.

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

We believe our existing capital resources (cash on hand and Revolving Credit Facility), projected cash generated from future operations, and the actions we have taken in response to COVID-19, including pursuing rent reductions and additional financing will be sufficient to fund our operating lease obligations, capital expenditures and working capital needs for at least the next 12 months. The incurrence of additional indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to
EXPRESS, INC. | Q3 2020 Form 10-Q | 36

raise additional funds on terms favorable to us, or at all, could limit our ability to continue our current business operations or make the necessary investments in our business.

Analysis of Cash Flows
A summary of cash provided by or used in operating, investing, and financing activities is shown in the following table:

	Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019
	(in thousands)
(Used in) provided by operating activities	$(251,602)	$32,834
Used in investing activities	(13,550)	(20,503)
Provided by (used in) financing activities	165,360	(16,086)
Decrease in cash and cash equivalents	(99,792)	(3,755)
Cash and cash equivalents at end of period	$107,347	$167,915
Operating Activities
Our business relies on cash flows from operations as our primary source of liquidity, with the majority of those cash flows being generated in the fourth quarter of the year. Our primary operating cash needs are for merchandise inventories, payroll, store rent and marketing. For the thirty-nine weeks ended October 31, 2020, our cash flows used in operating activities were $251.6 million compared to $32.8 million provided by operating activities for the thirty-nine weeks ended November 2, 2019. This $284.4 million decrease in cash flows from operating activities for the thirty-nine weeks ended October 31, 2020 was primarily driven by the temporary closure of our stores as a result of COVID-19. This was partially offset by the fact that we did not initially make our store rent payments for April, May or June 2020, as a result of the COVID-19 store closures. We established an accrual for the rent payments that were not made and have continued to recognize accrued rent expense. As a result of negotiations with certain landlords, we have since made rent payments for certain stores and some landlords have agreed to abate certain rent payments. The appropriate adjustments were made to accrued rent and are reflected in the cash flows from operations.
Investing Activities
We also use cash for capital expenditures and financing transactions. For the thirty-nine weeks ended October 31, 2020, we had capital expenditures of approximately $13.6 million. These relate primarily to new and remodeled store construction and fixtures and investments in information technology. We expect capital expenditures for the remainder of 2020 to be approximately $6.0 million to $9.0 million, primarily driven by new and remodeled store construction and investments in information technology. These capital expenditures do not include the impact of landlord allowances, which are expected to be approximately $0.3 million for the remainder of 2020.
Financing Activities
On March 17, 2020, we provided notice to the lenders under our Revolving Credit Facility of our request to borrow $165.0 million in order to strengthen our liquidity position and preserve financial flexibility in response to the COVID-19 outbreak that led to the temporary closure of all of our Express and Express Factory Outlet stores. As of October 31, 2020, the amount outstanding under our Revolving Credit Facility was $165.0 million, which is classified as long-term debt on the unaudited Consolidated Balance Sheet, and approximately $63.9 million was available for borrowing under the Revolving Credit Facility subject to certain borrowing base limitations and after outstanding letters of credit in the amount of $21.1 million, primarily related to our third party logistics contract. Refer to Note 7 to our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information on our Revolving Credit Facility.
On November 28, 2017, the Board approved a share repurchase program that authorizes us to repurchase up to $150.0 million of our outstanding common stock using available cash. During the thirty-nine weeks ended October 31, 2020, we did not repurchase shares under the stock repurchase program. During the thirty-nine weeks ended November 2, 2019, the Company repurchased 3.7 million shares of its common stock under the 2017 Repurchase Program for an aggregate amount equal to $13.6 million, including commissions.
EXPRESS, INC. | Q3 2020 Form 10-Q | 37

CONTRACTUAL OBLIGATIONS

Our contractual obligations and other commercial commitments did not change materially between February 1, 2020 and October 31, 2020, except for the borrowing of the $165.0 million under our Revolving Credit Facility. Refer to Note 7 to our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information on our Revolving Credit Facility. For additional information regarding our contractual obligations as of February 1, 2020, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended February 1, 2020.

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

Based on the levels of borrowings under the Revolving Credit Facility at October 31, 2020, we estimate that a 100 basis point increase or decrease in underlying interest rates would increase or decrease annual interest expense by approximately $1.7 million.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and
EXPRESS, INC. | Q3 2020 Form 10-Q | 38

procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 31, 2020.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the third quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
EXPRESS, INC. | Q3 2020 Form 10-Q | 39

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

If we are unable to maintain compliance with the covenants contained in our current credit facility or our inventory levels are reduced significantly, we may be unable to make additional borrowings on any undrawn amounts and may be required to repay our then outstanding debt under the facility. In addition, global economic conditions may make it more difficult to access new credit facilities.

Our liquidity position is, in part, dependent upon our ability to borrow under our current credit facility. As discussed in Note 7 of our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report, on May 24, 2019, Express Holding, LLC, a wholly-owned subsidiary of the Company (“Express Holding”), and its subsidiaries entered into a First Amendment to the Second Amended and Restated $250.0 million Asset-Based Loan Credit Agreement (“Revolving Credit Facility”). The expiration date of the Revolving Credit Facility is May 24, 2024 and the amount we are able to borrow is dependent on our inventory and receivable position. On March 17, 2020, we drew down $165.0 million available to us under the credit facility to increase liquidity and enhance financial flexibility given the uncertain market conditions as a result of the COVID-19 outbreak. Decreases in our inventory position or receivable balances could limit the amount we are able to borrow or could also require us to comply with a minimum fixed charge coverage ratio from our Revolving Credit Facility Agreement. If we borrow additional funds so that our availability is less than 10%, a requirement of a greater than 1:1 ratio would be necessary, which we would likely not be able to meet. In addition to other customary affirmative and negative covenants, including those which (subject to certain exceptions and dollar thresholds) limit our ability to incur debt; incur liens; make investments; engage in mergers, consolidations, liquidations or acquisitions; dispose of assets; make distributions on or repurchase equity securities; engage in transactions with affiliates; and prohibit us, with certain exceptions, from engaging in any line of business not related to our current line of business. As of October 31, 2020, we were in compliance with all covenants. However, as a result of the COVID-19 outbreak, our total revenues have decreased significantly and we have implemented certain operational changes in order to address the evolving challenges presented by the global pandemic on our operations. Due to the impacts of COVID-19, our financial performance in future fiscal quarters will be negatively impacted. There is no guarantee that our financial performance will improve for the next 12 months from this filing. A failure to comply with the financial covenants under our credit facility or the issuance of a going concern audit opinion from our independent registered public accounting firm would give rise to an event of default under the terms of the credit facility, allowing the lenders to refuse to lend additional available amounts to us and giving them the right to terminate the facility and accelerate repayment of any outstanding debt under the credit facility.

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

EXPRESS, INC. | Q3 2020 Form 10-Q | 40

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding the purchase of shares of our common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during each month of the quarterly period ended October 31, 2020:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs(2)
	(in thousands, except per share amounts)
August 2, 2020 - August 29, 2020	4	$1.24	—	$34,215
August 30, 2020 - October 3, 2020	27	$0.95	—	$34,215
October 4, 2020 - October 31, 2020	3	$0.75	—	$34,215
Total	34		—

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
None.
EXPRESS, INC. | Q3 2020 Form 10-Q | 41

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

EXPRESS, INC. | Q3 2020 Form 10-Q | 42

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	December 9, 2020	EXPRESS, INC.

		By:	/s/ Periclis Pericleous
Periclis Pericleous
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXPRESS, INC. | Q3 2020 Form 10-Q | 43