Form 10-K
period 2021-01-30
EXPRESS, INC.
filed 2021-03-25
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

Aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of August 1, 2020: $64,336,249.
 The number of outstanding shares of the registrant's common stock was 64,973,977 as of February 27, 2021.

DOCUMENT INCORPORATED BY REFERENCE:

Certain portions of the registrant's definitive Proxy Statement for its 2021 Annual Meeting of Stockholders, which is expected to be filed with the Commission within 120 days after the end of the registrant's 2020 fiscal year ("Proxy Statement for our 2021 Annual Meeting of Stockholders"), to be held on June 9, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.
EXPRESS, INC. | 2020 Form 10-K | 1

EXPRESS, INC. | 2020 Form 10-K | 2

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

RISK FACTORY SUMMARY

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found under the heading “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10-K:

External Risks

▪changes in consumer spending and general economic conditions;
▪customer traffic at malls, shopping centers, and at our stores;
▪the novel coronavirus outbreak, declared a pandemic by the World Health Organization, is adversely affecting and may continue to adversely affect our business operations, store traffic, employee availability, financial condition, liquidity and cash flow;

▪competition from other retailers;
▪our dependence upon independent third parties to manufacture all of our merchandise;
▪changes in the cost of raw materials, labor, and freight;
▪supply chain disruption and increased tariffs;
▪difficulties associated with our distribution facilities;
▪natural disasters, extreme weather, public health issues, including pandemics, fire, and other events that cause business interruption; and
▪our reliance on third parties to provide us with certain key services for our business.

Strategic Risks

▪our ability to identify and respond to new and changing fashion trends, customer preferences, and other related factors;
▪fluctuations in our sales, results of operations, and cash levels on a seasonal basis and due to a variety of other factors, including our product offerings relative to customer demand, the mix of merchandise we sell, promotions, inventory levels, and sales mix between stores and eCommerce;

▪our dependence on a strong brand image;
▪our ability to adapt to changes in consumer behavior and develop and maintain a relevant and reliable omnichannel experience for our customers;
▪our dependence upon key executive management; and
▪our ability to execute our growth strategy, including but not limited to, engaging our customers and acquiring new ones, executing with precision to accelerate sales and profitability, putting product first, and reinvigorating our brand.

EXPRESS, INC. | 2020 Form 10-K | 3

Information Technology Risks

▪the failure or breach of information systems upon which we rely;
▪the increase of our employees working remotely and use of technology for work functions; and
▪our ability to protect our customer data from fraud and theft.

Financial Risks

▪our substantial lease obligations;
▪restrictions imposed on us under the terms of our current credit facilities, including asset based requirements related to inventory levels, ability to make additional borrowings, and restrictions on our ability to repurchase shares of our common stock;

▪our inability to maintain compliance with covenants in our current credit facilities; and
▪impairment charges on long-lived assets and our lease assets.

Legal, Regulatory and Compliance Risks

▪claims made against us resulting in litigation or changes in laws and regulations applicable to our business;
▪our inability to protect our trademarks or other intellectual property rights that may preclude the use of our trademarks or other intellectual property around the world;
▪changes in tax requirements, results of tax audits, and other factors that may cause fluctuations in our effective tax rate; and
▪our failure to maintain adequate internal controls.

Stock Ownership Risk Factors

▪our inability to pay dividends and repurchase shares;
▪our charter documents and applicable law may discourage or delay acquisition attempts;
▪our shares of common stock may experience extreme volatility and purchases of our common stock could incur substantial losses;
▪our stock price may incur rapid and substantial increases or decreases that may not coincide in timing with the disclosure of news or developments affecting us; and
▪the difficulty for a third party to acquire control of our stock due to our stockholder rights agreement.

EXPRESS, INC. | 2020 Form 10-K | 4

PART I
ITEM 1. BUSINESS.
In this section, "Express", "we", "us", "the Company", and "our" refer to Express, Inc. and its consolidated subsidiaries as a combined entity. Our fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. All references herein to the Company's fiscal years are as follows:

Fiscal Year	Year Ended	Number of Weeks
2020	January 30, 2021	52
2019	February 1, 2020	52
2018	February 2, 2019	52

GENERAL

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

As of January 30, 2021, we operated 570 stores across the United States and in Puerto Rico, including 210 factory outlet stores. Our stores are located primarily in high-traffic shopping malls, lifestyle centers, outlet centers, and street locations, and average approximately 8,500 gross square feet. We also sell our products through our eCommerce website, www.express.com, and our mobile app, as well as through franchisees who operate Express locations in Latin America pursuant to franchise agreements. Our 2020 merchandise sales were comprised of approximately 60% women's merchandise and approximately 40% men's merchandise.

COMPETITION AND COMPETITIVE STRENGTHS

The apparel retail market is highly competitive. We compete with other omni-channel retailers that engage in the retail sale of women's and men's apparel, accessories, and similar merchandise. We compete on the basis of a combination of factors, including, among others, style, breadth, quality, and price of merchandise offered, in-store and online customer experience, and brand image.

We believe we differentiate ourselves from our competitors as follows:

•Established Lifestyle Brand
With more than 40 years of heritage, the Express brand represents a distinct fashion point of view, that creates confidence and inspires self-expression. Express has an edited assortment designed for real-life versatility. The Express brand differentiates itself by offering 1) mix and match versatility; 2) products that are new and now; and 3) enduring modern tailored products.

•Reengineered Go To Market Processes
During 2019, we thoroughly assessed our existing processes and identified a number of opportunities for improvement. As a result, we implemented our new go to market process in the Spring of 2020 and our teams have been better aligned, our products speed to market has increased, and we have better cross functional coordination in the field and at the home office. This transformed process began with a unified brand presentation increasing our speed to market, streamlining our calendars, and ensuring better integration across all of our marketing touchpoints. Our goal is to be more efficient, more effective, and more connected across functions and faster to market at a reduced cost. We have also worked more
EXPRESS, INC. | 2020 Form 10-K | 5

closely with our suppliers to achieve better alignment on the aesthetics, fit and quality our customers want. All of these efforts will help us bring more newness in our assortment, more often.

•Strong and Experienced Team
Our existing team, at and below the leadership level, has extensive experience in the retail apparel industry, including depth in the areas of fashion design and merchandising, supply chain management, marketing, customer experience, eCommerce, store operations, technology, planning and allocation, and real estate, as well as other diverse business experiences that we believe are valuable to us as we continue to execute our growth strategy. Experience within Express extends deep into our organization, including district and store managers.

OUR PRODUCTS

The majority of our apparel designs are created by our in-house design team. We believe every day is an occasion and we want to help our customers dress for it. The Express Edit is our product approach and mindset. It is about focus, curation, and standing for certain elements of fashion and style that we know matter most to our customers. Below are the five ideas that define the Express Edit.

•Mix & Match Versatility
◦The lines between work and weekend wardrobes have blurred, so every piece in the closet has to work hard and be able to be worn to multiple wearing occasions.

•New & Now
◦Express will once again become a place for customers to find what’s new at the quality and price they expect.

•Modern Tailored
◦Our brand has the credentials to be a go-to resource for great quality suits and tailored separates at a great value proposition. We are known for modern tailoring, and it is a core strength that we will leverage and expand.

•Denim Everywhere
◦We believe we can become a go-to resource for refined denim. We have crafted a denim assortment with greater breadth of fits and washes in order to deliver on versatility for our customers.

•Best of Black
◦Our customers gravitate to the modernity and simplicity of black, and we intend to refresh their closets by introducing new shapes and silhouettes grounded in this universal color.

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

OMNICHANNEL CUSTOMER EXPERIENCE

We are committed to enhancing our omnichannel customer experience that offers a seamless shopping experience whether the customer is shopping in a store or online through a desktop, tablet, or mobile device. We believe the lines between our store and eCommerce channels are disappearing as customers increasingly interact with us both in-store and online and often through mobile devices while in stores. As a result, we are focused on leveraging the best of both channels to create an exceptional omnichannel shopping experience.

EXPRESS, INC. | 2020 Form 10-K | 6

We design our stores to create a distinctive and engaging shopping environment and project our image of Express as a fashion authority. Our stores feature a vibrant and youthful look, bright signage, and popular music. Our stores are constructed and finished to allow us to efficiently shift merchandise displays throughout the year as seasons dictate. To further enhance our customers' experience, we seek to attract enthusiastic store associates who are committed to offering a high level of customer service. We believe our managers and associates are well equipped to assist and inspire our customers as a result of education and training we provide, the culture of accountability we foster, the incentives we offer, and the decision-making authority we grant to store managers. On average, our store managers have been with Express for approximately seven years.
Similar to our stores, our eCommerce capabilities focus on creating an engaging and easy shopping experience that supports a vibrant, young fashion consumer, whether on a mobile device, tablet, or desktop, with a particular focus on the mobile experience. We recognize the growing preference for online shopping and continue to make enhancements to the online customer experience through improved search, site navigation and checkout capabilities, and targeted customer messaging, making shopping easier for customers. During 2020, we focused on advancing our eCommerce and omnichannel experience, particularly as the impacts of the COVID-19 pandemic resulted in more of our customers shopping online. We did this with enhanced and expanded buy-online-pick-up-in-store and ship-from-store functionalities, both of which contribute to more efficient, and effective inventory management. Additionally, we enhanced the way we engage and service our customers in the digital channel. We expanded our Digital Stylist program by increasing the resources available, to provide more real-time, virtual assistance to express.com customers. We plan to expand this program as we move into 2021 by shifting some of our physical store associates into these Digital Stylist roles. Additionally we plan to optimize our online product assortment through product extensions, and expand and grow our Marketplace business with the addition of new categories such as active, swimwear, and intimates.

MARKETING

We use a variety of marketing vehicles designed to acquire new customers, engage with existing customers, increase customer traffic in-store and online, and build brand loyalty. We seek to optimize our customer relationship management ("CRM") through a number of tactics, such as test and learn programs, circulation and offer models, and greater use of digital marketing.

We use a proprietary customer database, together with data analytics, to customize our communications and make targeted offers to customers in an effort to increase customer traffic in-store and online and to increase conversion. In addition, in August 2020, we completed the soft relaunch of our loyalty program, now called Express Insider. Our loyalty program members have the greatest lifetime value to Express. This program is a critical factor in gaining additional share of existing customers' spend and bringing new customers into the brand. We anticipate implementing additional enhancements to our Express Insider program in the first quarter of 2021, including the new participation tiers, new benefits, a digital wallet feature, and making it easier for customers to earn, track, and redeem their benefits. We also offer a private-label credit card through an agreement (the "Card Agreement") with Comenity Bank (the “Bank”) under which the Bank owns the credit card accounts and Alliance Data Systems Corporation provides services to our private-label credit card customers. All of our proprietary credit cards carry the Express logo.

TECHNOLOGY

We rely on information technology to operate our business. Our information technology provides a full range of business process support and information to our store, eCommerce, merchandising, financial, and real estate teams. We utilize a combination of customized and industry standard software systems to provide various functions related to point-of-sale, inventory management, design, planning and allocation, and financial reporting. During 2020, we launched multiple system upgrades, including an updated order management system and a new assortment planning system to improve coordination and support our new go to market strategy. We believe these new systems will continue to allow us to increase speed-to-market, conduct planning and allocation with more precision, and ultimately give us the ability to maximize inventory productivity and reduce markdowns over time.

EXPRESS, INC. | 2020 Form 10-K | 7

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

We purchase the majority of our merchandise outside of the United States through arrangements with approximately 105 vendors utilizing approximately 321 manufacturing facilities located in approximately 26 countries throughout the world, primarily in Asia. The top five countries from which we sourced our merchandise in 2020 were Vietnam, China, Indonesia, India, and Pakistan, based on total cost of merchandise purchased. The top 10 manufacturing facilities, based on cost, supplied approximately 29% of our merchandise in 2020. We purchase merchandise using purchase orders, and therefore are not subject to long-term production contracts with any vendors, manufacturers, or buying agents.
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

DISTRIBUTION

We utilize two facilities for the distribution of our product, both of which are owned and operated by third parties. Virtually all of the merchandise sold in our stores and on our website is first received and processed at a central distribution facility in Columbus, Ohio. From there, merchandise allocated to be sold in stores is shipped to our stores and merchandise to be sold online direct-to-consumer is shipped to a distribution facility in Richwood, Kentucky (the "Richwood Facility"). Merchandise is typically shipped to such stores and to the Richwood Facility via third-party delivery services multiple times per week, thereby providing them with a steady flow of inventory. The third party who operates the Richwood Facility is responsible for fulfilling the majority of the orders placed through our website and shipping the merchandise directly to customers or to stores for pickup, via third-party delivery services. In addition, approximately 330 retail stores have the ability to ship select online merchandise directly to our customers.

EXPRESS, INC. | 2020 Form 10-K | 8

STORES

As of January 30, 2021, we operated a total of 570 stores in 46 states across the United States, as well as in Puerto Rico.

The following list shows the number of stores we operated in the United States and Puerto Rico as of January 30, 2021:

Location	Count	Location	Count	Location	Count
Alabama	5	Louisiana	7	Ohio[1]	19
Arizona	9	Maine	3	Oklahoma	5
Arkansas	2	Maryland	14	Oregon	3
California	70	Massachusetts	14	Pennsylvania	25
Colorado	11	Michigan	17	Puerto Rico	3
Connecticut	8	Minnesota	10	Rhode Island	2
Delaware	2	Mississippi	2	South Carolina	6
Florida	49	Missouri	8	South Dakota	1
Georgia	16	Nebraska	3	Tennessee	8
Hawaii	2	Nevada	9	Texas	53
Idaho	1	New Hampshire	4	Utah	4
Illinois	27	New Jersey	26	Virginia	14
Indiana	13	New Mexico	3	Washington	9
Iowa	9	New York	37	West Virginia	1
Kansas	4	North Carolina	16	Wisconsin	11
Kentucky	4	North Dakota	1
				Total	570
1.Store count includes one Express Edit concept store
The following list shows the number of stores operated by our franchisees by country as of January 30, 2021:

Location	Count
Mexico	1
Costa Rica	2
Panama	2
El Salvador	1
Guatemala	1
Total	7

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
EXPRESS, INC. | 2020 Form 10-K | 9

privacy, and product safety; laws and regulations with respect to the operation of our stores and business generally, including the Foreign Corrupt Practices Act; and laws that apply as a result of being a public company. In addition, we are subject to United States customs laws and similar laws of other countries associated with the import and export of merchandise.

HUMAN CAPITAL RESOURCES

At Express our brand purpose is to create confidence and inspire self-expression, and our associates are essential to fulfilling that purpose. In order to compete and succeed in a highly competitive and rapidly evolving market, we must continue to attract and retain talented and experienced employees. To do this, we begin with a comprehensive, Company-wide program called Success@Express that guides our approach to associate performance, potential and succession, and rewards. Success@Express also ensures that each associate’s goals and objectives are aligned with the EXPRESSway Forward strategy.

Associates
We currently employ approximately 10,000 associates. Approximately 800 associates are based at our corporate locations in either Columbus or New York City, approximately 40 are field-based regional and district managers, approximately 1,000 are in-store managers and assistant managers, and approximately 8,000 are in-store sales associates. Approximately 30% of our associates are full-time and the remaining 70% are part-time. None of our associates are represented by a union. We believe our relations with our associates are good.

Values
Because we believe that culture influences how an organization operates, and the way associates show up and treat one another, early in 2020, we introduced new workplace values and associated behaviors.

Express Yourself
◦Be bold, but not intimidating
◦Be open and share your point of view
◦Be passionate about the brand, the business and the team
◦Be your most authentic self

Express Together
◦Accept and respect each associate for who they are and how they contribute
◦Encourage candor, invite dialogue and listen to points of view that differ from your own
◦Build trust and productivity within your team and across functions by assuming positive intentions and respecting subject matter expertise
◦Contribute your time and resources to the well-being of our communities and our planet

Express Success
◦Recognize your role in delivering results
◦Understand what you must do or what help you may need in order to achieve your goals
◦Hold yourself accountable for the quality and consistency of your work
◦Offer and accept constructive feedback with kindness and respect

Diversity, Equity & Inclusion
In the Spring of 2020, we revisited the subject of Diversity & Inclusion (“D&I”) at Express to ensure that our work here was aligned with our corporate strategy, brand purpose and values. We expanded the definition and scope of this work to Diversity, Equity & Inclusion ("DE&I") and made the following changes to reflect this expansion:

▪The Diversity & Inclusion Steering Committee was renamed the DE&I Stewards to reflect their sense of ownership and accountability for driving this work forward, and the Diversity & Inclusion Council was renamed DE&I Ambassadors to reflect their role in building greater awareness and understanding of this work
▪We developed a DE&I charter that includes a vision and mission to define our aspirations, and a set of objectives to guide our priorities and initiatives
EXPRESS, INC. | 2020 Form 10-K | 10

▪Our Vision is: To create a culture where associates, customers and partners can feel confident and supported being their genuine selves, and our Mission is: To seek out, respect and embrace different experiences, approaches and points of view
▪The DE&I Stewards and Executive Leadership Team are driving the realization of this work across all of our functional areas and ensuring that we embed best practice DE&I thinking into everything that we do

Compensation and Benefits
The compensation and benefits component of the Success@Express program is designed to attract and reward individuals who demonstrate the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our shareholders. We provide associates with compensation packages that include base salary and may also include annual incentive bonuses and/or long-term incentive awards depending upon the associate’s level. We believe that a compensation program with both short-term and long-term awards provides fair and competitive compensation and aligns associate and stockholder interests. In addition to cash and equity compensation, we also offer associates benefits such as life and health (medical, dental and vision) insurance, paid time off, paid parental leave, and a 401(k) plan, of which we match 4.0% of contributions.

In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our associates as well as the communities in which we operate. This includes having the vast majority of our corporate associates work from home while also implementing a number of safety measures for associates continuing critical on-site work. During this time we also introduced Flex@Express which empowers associates to work with their leaders to create flexible work arrangements that best balance their personal and professional commitments.

Community Involvement
We believe that giving back to the communities where our associates live and work is the right thing to do, and also supports our efforts to attract and retain the most talented and experienced employees.

To further fulfill our brand purpose we launched the Express Dream Big Project ("Dream Big") in 2020. This is an ongoing fundraising initiative created to champion organizations that empower people to believe in themselves and follow their dreams. This program is a way to unify and align our corporate philanthropy and employee giving in a way that is tightly connected to our brand purpose.

During the Fall season, we partnered with the GoFundMe Small Business Relief Fund to encourage our customers and associates to help us raise money for entrepreneurs who’ve been hit hardest by COVID-19. We matched customer donations up to $50,000 on Small Business Saturday and Giving Tuesday. Looking ahead to 2021, our first Dream Big partnership will be with the NAACP Empowerment Programs whose mission is to ensure the political, educational, social, and economic equality of rights of all persons and to eliminate racial hatred and discrimination.

SEASONALITY

Our business is seasonal. We define our seasons as Spring, which includes the first and second quarters, and Fall, which includes the third and fourth quarters. Historically, we have realized a higher portion of our net sales and net income in the Fall season due primarily to the impact of the holiday season. Generally, approximately 45% of our annual net sales occur in the Spring season and 55% occur in the Fall season. In 2020, this split was approximately 38% were generated in the Spring season and approximately 62% were generated in the Fall season as a result of the COVID-19 pandemic and the related store closures in the Spring season. Cash needs are typically higher in the third quarter due to inventory-related working capital requirements for early Fall and holiday selling periods. Our business is also subject, at certain times, to calendar shifts, which may occur during key selling periods close to holidays such as Easter, Thanksgiving, and Christmas.

EXPRESS, INC. | 2020 Form 10-K | 11

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
EXPRESS, INC. | 2020 Form 10-K | 12

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

In addition, difficult economic conditions may exacerbate some of the other risks described in this Item 1A. Risk Factors, including those risks associated with increased competition, decreases in mall traffic, brand reputation, our ability to develop and maintain a reliable omnichannel customer experience, our ability to execute our corporate strategy and achieve our strategic objectives, the interruption of the production and flow of merchandise, and leasing substantial amounts of space. The risks could be exacerbated individually or collectively.

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

EXPRESS, INC. | 2020 Form 10-K | 13

The COVID-19 pandemic could continue to adversely affect our business operations, store traffic, employee availability, financial condition, liquidity and cash flow.
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

The further spread of COVID-19, and the requirements to take action to help limit the spread of the illness, will impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business, results of operations, cash flows and financial condition. The extent of the impact of COVID-19 on our business and financial results will depend on future developments, including the duration and spread of the outbreak within the markets in which we operate, the related impact on consumer confidence and spending, the effect of governmental regulations imposed in response to the pandemic, whether there are additional outbreaks, mutations or related strains of the virus in locations where we operate, the availability of, and prevalence of access to, effective medical treatments and vaccines for COVID-19, and the pace of recovery when the pandemic subsides, all of which are highly uncertain and cannot be predicted. The sweeping nature of the COVID-19 pandemic makes it extremely difficult to predict how our business and operations will be affected in the long run. However, the likely overall economic impact of the pandemic is viewed as highly negative to the general economy. Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic, could materially increase our costs, negatively impact our sales and damage our results of operations and liquidity, possibly to a significant degree. While we currently believe liquidity will be sufficient to fund our lease obligations, capital expenditures, and working capital for the next 12 months and the foreseeable future, inclusive of levers we have available to alleviate our gross risk, the duration of any such impacts cannot be predicted.

We face significant competition that could adversely affect our ability to generate higher net sales and margins.

We face substantial competition in the specialty retail apparel and accessories industry, including from individual and chain specialty apparel retailers, local regional, national and international department stores, and eCommerce businesses. Recent proliferation of the direct-to-consumer channel has encouraged the entry of many new competitors and an increase in competition from established companies. Some of our competitors have competitive advantages relative to us, including greater financial, marketing, and other resources, lower prices, higher wages, greater eCommerce presence, more desirable store locations and faster speed-to-market. Further, our larger competitors may be better equipped to changing conditions that affect the competitive market and newer entrants may be viewed as more desirable by fashion-conscious consumers. Many of our competitors sell their products in stores that are located in the same shopping malls or lifestyle centers as our stores and many also sell their products online either exclusively or in addition to brick-and-mortar stores. We expect the retail environment for apparel to remain highly competitive, which may result in lower prices, more promotions, and lower product margins. In addition to competing for sales, we compete for favorable site locations and lease terms in shopping malls and lifestyle centers, and our competitors may be able to secure more favorable locations than us as a result of their relationships with, or appeal to, landlords or their willingness and ability to pay more for leased space. We also compete with other retailers and service-based businesses for personnel. The competition for retail talent is increasing and we may not be able to secure the talent we need to operate our stores without increasing wages. We cannot assure you that we will be able to compete successfully against existing or future competitors or maintain our product margins, and our inability to do so could have a material adverse effect on us.

EXPRESS, INC. | 2020 Form 10-K | 14

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

The raw materials used to manufacture our merchandise are subject to availability constraints and price volatility caused by demand for cotton, petroleum-based synthetic textiles, and other fabrics, weather conditions, supply conditions, government regulations, including those associated with global climate change, economic climate, and other unpredictable factors. In addition, our transportation and labor costs are subject to price volatility caused by the price of energy, supply of labor, governmental regulations, higher minimum wages, economic climate, and other unpredictable factors. In addition, the cost of labor at many of our manufacturers has been increasing significantly, and as the middle class in developing countries continues to grow, it is unlikely that such cost pressure will abate.

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

We purchase the majority of our merchandise outside of the United States through arrangements with approximately 105 vendors, utilizing approximately 321 manufacturing facilities located throughout the world, primarily in Asia and Central and South America. Political, social, or economic instability in Asia, Central, or South America, or in other regions where our products are made, could cause disruptions in trade, including exports. Other events that could also cause disruptions to our supply chain include:
•the imposition of additional trade law provisions or regulations;
•the imposition of additional duties, tariffs, and other charges on imports and exports;
•quotas imposed by bilateral textile agreements;
•foreign currency fluctuations;
•raw material shortages, natural disasters and theft;
•economic crises, international disputes and wars;
•public health issues, such as the recent outbreak of COVID-19, and social or political unrest;
•restrictions on the transfer of funds;
•the financial instability or bankruptcy of manufacturers;
•significant labor disputes; and
EXPRESS, INC. | 2020 Form 10-K | 15

•the inability of our vendors to source raw materials due to factories that are shut down temporarily due to illness.

Political uncertainty in the United States may result in significant changes to U.S. trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the United States. Any of these factors could depress economic activity, restrict our sourcing from suppliers and have a material adverse effect on our business, financial condition and results of operations. We cannot predict whether the countries in which our merchandise is manufactured, or may be manufactured in the future, will be subject to new or additional trade restrictions imposed by the United States or other foreign governments, including the likelihood, type, or effect of any such restrictions. Trade restrictions, including new or increased tariffs or quotas, embargoes, safeguards, and customs restrictions against apparel items, as well as labor strikes and work stoppages, slowdowns or boycotts, and temporary closures of facilities or shipping ports caused by public health issues, such as the recent outbreak of COVID-19, could increase the cost or reduce or delay the supply of apparel available to us. As a result, we may be unable to meet our customers’ demands or pass on price increases to our customers. In addition, if imported merchandise becomes unavailable or more expensive, the transition to alternative sources may not occur in time to meet demand. The occurrence of any of these or other risks could adversely affect our business, financial condition, or results of operations.

If we experience significant supply chain disruptions, including as a result of any bans on travel, commercial or other similar restrictions or any delays in production or distribution operations at any or all of our suppliers' facilities due to the ongoing COVID-19 pandemic. We may not be able to develop alternate sourcing quickly on favorable terms, if at all, which could result in increased costs, loss of sales and a loss of customers, and adversely impact our financial condition and results of operations.

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

EXPRESS, INC. | 2020 Form 10-K | 16

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

We rely on many different third parties to provide us with key services. For example, we rely on a third party to operate our central distribution facility in Columbus, Ohio and to provide certain inbound and outbound transportation and delivery services, distribution services, and customs services. We also rely on another third party to provide us with logistics and other services related to our eCommerce operations and another third party to provide telephone and online support to our customers. In connection with our sourcing activities, we rely on approximately 105 buying agents and vendors to help us source products from approximately 321 manufacturing facilities, and in connection with our marketing activities, we rely on third parties to administer our customer database, our loyalty program, our private label credit card program, and our gift cards. We also rely on third-party technology providers to provide us with various technology services and we rely on a third party to administer certain aspects of our payroll. If any of these third parties fails to perform their obligations to us, increases their prices, or declines to provide services to us in the future, we may suffer a disruption to our business, increased costs, harm to our brand, and loss of customers, which could have a material adverse effect on our business, results of operations, and financial position. Furthermore, we may be unable to provide these services or implement substitute arrangements on a timely and cost-effective basis on terms favorable to us.

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
EXPRESS, INC. | 2020 Form 10-K | 17

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

Our sales, profitability, and cash levels fluctuate on a seasonal basis and are affected by a variety of factors, including consumer demand, our product offerings relative to customer demand, the mix of merchandise we offer, promotions, inventory levels, and our sales mix between stores and eCommerce.

Our sales and results of operations are affected on a seasonal basis by a variety of factors, including consumer demand, our product offerings relative to customer demand, changes in our merchandise mix, the timing, number, and types of promotions we offer, actions of our competitors or mall anchor tenants, the ratio of online sales to store sales, the effectiveness of our inventory management, holiday and seasonal periods, changes in general economic conditions and consumer spending patterns, customer traffic, and weather conditions. As a result, our results of operations fluctuate on a quarterly basis and relative to corresponding periods in prior years, and any of these factors could adversely affect our business and could cause our financial results to decline. For example, our third and fourth quarter net sales are impacted by early Fall shopping trends and the holiday season. Any significant decrease in net sales during the early Fall selling period or the holiday season would have a material adverse effect on us. In addition, in order to prepare for these seasons, we must order and keep in stock significantly more merchandise than we carry during other parts of the year. This inventory build-up may require us to expend cash faster than we generate it by our operations during this period. Any unanticipated decrease in demand for our products during these peak shopping seasons could require us to sell excess inventory at a substantial markdown. Our profitability is negatively impacted by the shift of sales from stores, which have higher fixed costs, to eCommerce, which has higher variable costs. A continued shift in sales away from stores to eCommerce, which has been accelerated as a result of the COVID-19 pandemic, could have a material adverse effect on our business, results of operations, and financial condition.

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

Consumer behavior is rapidly changing, and if we are unable to successfully adapt to consumer shopping preferences and develop and maintain a relevant and reliable omnichannel experience for our customers, our financial performance and brand image could be adversely affected.

Our business continues to evolve from a largely brick-and-mortar retail business to an omnichannel retail business. While historically we interacted with our customers largely through our in-store experience, the traditional mall retail landscape is changing and increasingly we interact with our customers across a variety of different channels,
EXPRESS, INC. | 2020 Form 10-K | 18

including in-store, online at www.express.com, through mobile technologies, including the Express mobile app, and social media. Our customers are increasingly using tablets and mobile phones to make purchases online and to help them in making purchasing decisions when in our stores. Our customers also engage with us online, including through social media, by providing feedback and public commentary about all aspects of our business. Consumer shopping patterns are rapidly changing and our success depends on our ability to anticipate and implement innovations in customer experience and logistics in order to appeal to customers who increasingly rely on multiple channels to meet their shopping needs. If for any reason we are unable to implement our omnichannel initiatives, provide a convenient and consistent experience for our customers across all channels, or provide our customers the products they want, when and where they want them at a compelling value proposition, then our financial performance and brand image could be adversely affected.

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

Our ability to improve the profitability of the Company is dependent on our ability to deliver compelling new merchandise at an attractive value, retain and acquire new customers, grow our retail business, expand our omnichannel capabilities, provide an exceptional customer experience, optimize our store footprint, and manage our overall cost structure. The success of these initiatives is dependent on a number of factors. For example, our ability to deliver compelling new merchandise at an attractive value is dependent on our ability to accurately forecast fashion trends and customer demand for products. Also, given the rapid pace of change, our ability to execute with precision, put product first, reinvigorate our brand, and engage current customers and acquire new customers may require significant financial investments that may not provide a return in the near term or at all.

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

EXPRESS, INC. | 2020 Form 10-K | 19

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

In addition, we may be the target of attempted cybersecurity attacks, computer viruses, malicious code, phishing attacks, denial of service attacks and other information security threats. The risk of such information security threats has been heightened by the substantial increase in the number of our employees who have been and continue to work from home due to government guidelines and internal policies put in place in response to the COVID-19 pandemic. To date, cybersecurity attacks have not had a material impact on our financial condition, results or business; however, we could suffer material financial or other losses in the future and we are not able to predict the severity of these attacks. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the current global economic and political environment, our prominent size and scale, the outsourcing of some of our business operations, the ongoing market shortage of qualified cybersecurity professionals, and the interconnectivity and interdependence of third parties to our systems. The techniques and sophistication used to conduct cybersecurity attacks and breaches, as well as the sources and targets of these attacks, change frequently and are often not recognized until such attacks are launched or have been in place for a period of time. Accordingly, our expenditures to prevent future cybersecurity attacks or breaches may not be successful.

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

EXPRESS, INC. | 2020 Form 10-K | 20

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
EXPRESS, INC. | 2020 Form 10-K | 21

and could limit our ability to fund working capital, incur indebtedness, and make capital expenditures or other investments in our business.

If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Moreover, even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under that lease. As of January 30, 2021, our minimum annual rental obligations under long-term lease arrangements for 2021 and 2022 were $229.3 million and $228.2 million, respectively. Our inability to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close could materially adversely affect us.

The terms of our Revolving Credit Facility and Term Loan Facility may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

We are party to an Asset Based Loan Credit Agreement ("Revolving Credit Facility") that allows us to borrow up to $250.0 million, subject to certain terms and conditions contained in the agreement. As of January 30, 2021, we had $35.6 million available for borrowing under our Revolving Credit Facility. In addition, we are party to an Asset-Based Term Loan Agreement ("Term Loan Facility") that provides for a “first in, last out” term loan in an amount equal to $90.0 million (the “FILO Term Loan”) and a delayed draw term loan facility in an amount equal to $50.0 million (the “DDTL”). The Term Loan Facility is a senior secured obligation that ranks equally with the Loan Parties’ other senior secured obligations.
The terms of the Revolving Credit Facility and Term Loan Facility contain, and any agreements governing any future indebtedness may contain, financial restrictions on us and our ability to, among other things:
•place liens on our assets;
•make investments other than permitted investments;
•incur additional indebtedness;
•prepay certain indebtedness;
•merge, consolidate or dissolve;
•sell assets;
•engage in transactions with affiliates;
•change the nature of our business;
•hold cash above certain limits;
•change our fiscal year or organizational documents; and
•make other restricted payments, including share repurchases and dividends.
In addition, we are required to maintain, certain levels of Excess Availability as calculated in accordance with the Revolving Credit Facility.

A failure by us to comply with the covenants or to maintain the required financial ratios contained in the Revolving Credit Facility or the Term Loan Facility could result in an event of default under such indebtedness, which could adversely affect our ability to respond to changes in our business and manage our operations. Upon the occurrence of an event of default, the lenders under our Revolving Credit Facility or Term Loan Facility could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the agreements. There can be no assurance that our assets would be sufficient to repay any indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern. There could be potentially significant negative consequences on our financial condition and results of operations as a result of our debt, including limitations on our ability to obtain additional debt or equity financing for working capital, capital expenditures, service line development, acquisitions and general corporate or other purposes, as well as limitations on our ability to execute business development and other activities to support our corporate strategies. See Note 6 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further information relating to our indebtedness.
EXPRESS, INC. | 2020 Form 10-K | 22

If we are unable to maintain compliance with the covenants contained in our current credit facilities or our inventory levels are reduced significantly, we may be unable to make additional borrowings on any undrawn amounts and may be required to repay our then outstanding debt under the facilities. In addition, global economic conditions may make it more difficult to access new credit facilities.

Our liquidity position is, in part, dependent upon our ability to borrow under our Revolving Credit Facility and Term Loan Facility. The amount we are able to borrow is dependent on our inventory and receivable position. On March 17, 2020, we drew down $165.0 million under the Revolving Credit Facility. In addition, in January 2021, we borrowed $90.0 million under our Term Loan Facility and repaid $59.0 million of our Revolving Credit Facility. Decreases in our inventory position or receivable balances could limit the amount we are able to borrow or could also cause us to violate our minimum excess availability covenant, in addition to other customary affirmative and negative covenants, including those which (subject to certain exceptions and dollar thresholds) limit our ability to incur debt; incur liens; make investments; engage in mergers, consolidations, liquidations or acquisitions; dispose of assets; make distributions on or repurchase equity securities; hold cash over certain limits; engage in transactions with affiliates; and prohibit us, with certain exceptions, from engaging in any line of business not related to our current line of business. As a result of the COVID-19 outbreak, our total revenues have decreased significantly and we have implemented certain operational changes in order to address the evolving challenges presented by the global pandemic on our operations. Due to the impacts of COVID-19, our financial performance in future fiscal quarters will be negatively impacted. There is no guarantee that our financial performance will improve for the next 12 months from this filing. A failure to comply with the financial covenants under our credit facility or the issuance of a going concern audit opinion from our independent registered public accounting firm would give rise to an event of default under the terms of the credit facility, allowing the lenders to refuse to lend additional available amounts to us and giving them the right to terminate the facility and accelerate repayment of any outstanding debt under the credit agreements.

We may recognize impairment on long-lived assets.

Our long-lived assets, primarily store assets and right of use assets, are subject to periodic testing for impairment. Store assets are reviewed using factors including, but not limited to, our future operating plans, current rental rates and projected future cash flows. Failure to achieve our future operating plans, our cost savings initiatives or generate sufficient levels of cash flow at our stores, in addition to significant negative industry or general economic trends and declining market rents, could result in impairment charges on long-lived assets, which could have a material adverse effect on our financial condition or results of operations.

REGULATORY AND LEGAL RISK FACTORS

There are claims made against us from time to time that can result in litigation or regulatory proceedings which could distract management from our business activities and result in significant liability.

We face the risk of litigation and other claims against us. Litigation and other claims arise in the ordinary course of our business and include commercial disputes, employment related claims, including wage and hour claims, intellectual property disputes, such as trademark, copyright, and patent infringement disputes, consumer protection and privacy matters, product-related allegations, and premises liability claims. See Note 11 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The Company has been named as a defendant in four separate representative actions in the State of California alleging violations of the California state wage and hour statutes and other labor standards.

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

EXPRESS, INC. | 2020 Form 10-K | 23

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

EXPRESS, INC. | 2020 Form 10-K | 24

Changes in tax law, tax requirements, results of tax audits, and other factors, including timing of tax refund receipts, may cause fluctuations in our effective tax rate and operating results.

We are subject to income tax in local, national, and international jurisdictions and we currently have significant income tax refunds that are receivable from the U.S. government based on provisions in the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). Any legislative changes to the CARES Act or significant delays in receiving our tax refund could adversely impact our financial position and results. In addition, our tax returns and other tax matters are subject to examination by the Internal Revenue Service and other tax authorities and governmental bodies. These examinations may challenge certain of our tax positions, such as the timing and amount of deductions and allocations of taxable income to various jurisdictions. The results of any tax audits could adversely affect our financial results. Furthermore, our effective tax rate in a given period may be materially impacted by changes in the mix and level of earnings by taxing jurisdiction and deductibility of stock based compensation.

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

STOCK OWNERSHIP RISK FACTORS

Our ability to pay dividends and repurchase shares is subject to restrictions in our Revolving Credit Facility, Term Loan Facility, results of operations, and capital requirements.

Any determination to pay dividends or repurchase additional shares in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, our financial condition, restrictions imposed by applicable law, and other factors our Board of Directors deems relevant. Our ability to pay dividends on or repurchase our common stock is limited by the terms of the Revolving Credit Facility and Term Loan Facility and may be further restricted by the terms of any future debt or preferred securities. Additionally, because we are a holding company, our ability to pay dividends on our common stock or repurchase shares is limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us, including restrictions under the terms of the Revolving Credit Facility and Term Loan Facility.

EXPRESS, INC. | 2020 Form 10-K | 25

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

As a result of the extreme volatility of the market prices and trading volume that our shares of common stock have recently experienced, and may in the future again experience, purchasers of our common stock could incur substantial losses.
The extreme volatility of the market prices and trading volume that our shares of common stock have recently experienced, and may continue to experience could cause purchasers of our common stock to incur substantial losses. For example, from January 1, 2021 to the date hereof, the market price of our common stock has fluctuated from an intra-day low on the NYSE of $0.86 per share on January 4, 2021 to an intra-day high of $13.97 on January 27, 2021. Since January 30, 2021, the trading price of our common stock has reached an intra-day low on the NYSE of $2.17 per share on February 23, 2021, and the last reported sale price of our common stock on the NYSE on March 24, 2021, was $4.07 per share. Significant fluctuations in the market price of our common stock have been accompanied by reports of strong and atypical retail investor interest, including on social media and online forums. The market volatility and trading patterns we have experienced create several risks for investors, including the following:
a.the market price of our common stock may experience rapid and substantial increases or decreases unrelated to our operating performance, financial condition or business prospects, or macro or industry fundamentals;
b.factors in the public trading market for our common stock may include the sentiment of retail investors (including as may be expressed on financial trading and other social media sites and online forums), the direct access by retail investors to broadly available trading platforms, the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our common stock and any related hedging and other trading factors;
c.our market capitalization, as implied by various trading prices, has reflected valuations that diverge significantly from those seen prior to recent volatility and that are significantly higher than our market capitalization immediately prior to such recent volatility, and to the extent these valuations reflect trading dynamics unrelated to our financial performance or business prospects, purchasers of our common stock could incur substantial losses if there are declines in market prices driven by a return to earlier valuations;
d.to the extent volatility in our common stock is caused by a “short squeeze” in which coordinated trading activity causes a spike in the market price of our common stock as traders with a short position make market purchases to avoid or to mitigate potential losses, investors may purchase at inflated prices
EXPRESS, INC. | 2020 Form 10-K | 26

unrelated to our financial performance or prospects, and may thereafter suffer substantial losses as prices decline once the level of short-covering purchases has abated;
e.if the market price of our common stock declines, you may be unable to resell your shares at or above the price at which you acquired them. We cannot assure you that the equity issuance of our common stock will not fluctuate or decline significantly in the future, in which case you could incur substantial losses.

We may continue to incur rapid and substantial increases or decreases in our stock price in the foreseeable future that may not coincide in timing with the disclosure of news or developments by or affecting us. Accordingly, the market price of our shares of common stock may fluctuate dramatically, and may decline rapidly, regardless of any developments in our business.
Overall, there are various factors, many of which are beyond our control, that could negatively affect the market price of our common stock or result in fluctuations in the price or trading volume of our common stock, including: (1) the ongoing impacts and developments relating to the COVID-19 pandemic; (2) actual or anticipated variations in our annual or quarterly results of operations, including our earnings estimates and whether we meet market expectations with regard to our earnings; (3) our current inability to pay dividends or other distributions; (4) publication of research reports by analysts or others about us or the specialty retail industry, which may be unfavorable, inaccurate, inconsistent or not disseminated on a regular basis; (5) changes in market interest rates that may cause purchasers of our shares to demand a different yield; (6) changes in market valuations of similar companies; (7) market reaction to any additional equity, debt or other securities that we may issue in the future, and which may or may not dilute the holdings of our existing stockholders; (8) additions or departures of key personnel; (9) actions by institutional or significant stockholders; (10) short interest in our stock and the market response to such short interest; (11) the dramatic increase in the number of individual holders of our stock and their participation in social media platforms targeted at speculative investing; (12) speculation in the press or investment community about our company or industry; (13) strategic actions by us or our competitors, such as acquisitions or other investments; (14) legislative, administrative, regulatory or other actions affecting our business, our industry, including positions taken by the Internal Revenue Service (“IRS”); (15) investigations, proceedings, or litigation that involve or affect us; (16) the occurrence of any of the other risk factors included or incorporated by reference in this prospectus supplement; and (17) general market and economic conditions.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.

HOME OFFICE, DISTRIBUTION CENTER, DESIGN STUDIO AND PHOTO STUDIO

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

EXPRESS, INC. | 2020 Form 10-K | 27

STORES

All of our 570 stores are leased from third parties. See "Item 1. Business - Stores" for further information on the locations of our stores.

We may from time to time lease new facilities or vacate existing facilities as our operations require, including in connection with opening new stores.

ITEM 3. LEGAL PROCEEDINGS.
Information relating to legal proceedings is set forth in Note 11 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

EXPRESS, INC. | 2020 Form 10-K | 28

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock trades on the NYSE under the symbol "EXPR". As of February 27, 2021, there were approximately 6 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name,” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.

DIVIDENDS

We did not pay any dividends in 2020 or 2019. Our ability to pay dividends is restricted by the terms of our Revolving Credit Facility and our Term Loan Facility. Any future determination to pay dividends will be made at the discretion of our Board of Directors and will depend on our results of operations, restrictions contained in our Revolving Credit Facility and our Term Loan Facility or future financing arrangements, and other factors as deemed relevant. For more information about the restrictions in our Revolving Credit Facility and our Term Loan Facility, see Note 6 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

SHARE REPURCHASES

The following table provides information regarding the purchase of shares of our common stock made by or on behalf of us or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange Act of 1934, during each month of the quarterly period ended January 30, 2021:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (2)
	(in thousands, except per share amounts)
November 1, 2020 - November 28, 2020	19	$0.67	—	$34,215
November 29, 2020 - January 2, 2021	6	$1.05	—	$34,215
January 3, 2021 - January 30, 2021	5	$1.26	—	$34,215
Total	30		—

1.Includes shares purchased in connection with employee tax withholding obligations under the Second Amended and Restated Express, Inc. 2010 Incentive Compensation Plan (the “2010 Plan”) and the Second Amended and Restated Express, Inc. 2018 Incentive Compensation Plan (the “2018 Plan”). Refer to Note 8 of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details of the 2010 Plan and 2018 Plan.
2.On November 28, 2017, the Board approved a share repurchase program that authorized the Company to repurchase up to $150.0 million of the Company’s outstanding common stock using available cash. The Company may repurchase shares on the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and amount of stock repurchases will depend on a variety of factors, including business and market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified, or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program.
EXPRESS, INC. | 2020 Form 10-K | 29

PERFORMANCE GRAPH

The following graph compares the changes in the cumulative total return to holders of our common stock with that of the S&P 500 Index and the Dow Jones U.S. Apparel Retailers Index for the same period. The comparison of the cumulative total returns for each investment assumes that $100 was invested in our common stock and the respective indexes on January 30, 2016 and includes reinvestment of all dividends. The plotted points are based on the closing price on the last trading day of each fiscal year.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

	1/30/16	1/28/17	2/3/18	2/2/19	2/1/20	1/30/21
Express, Inc.	$100.00	$59.79	$39.21	$31.13	$23.64	$35.38
S&P 500 Index	$100.00	$118.27	$142.36	$139.49	$166.24	$191.43
Dow Jones U.S. Apparel Retailers Index	$100.00	$95.48	$104.47	$113.24	$125.53	$133.34
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

ITEM 6.    REMOVED AND RESERVED.
EXPRESS, INC. | 2020 Form 10-K | 30

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section entitled “Risk Factors.” All references herein to "2020" and "2019" refer to the 52-week periods ended January 30, 2021 and February 1, 2020, respectively.
This section of this Annual Report on Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020, which was filed with the Securities and Exchange Commission on March 17, 2020.

Our management's discussion and analysis of financial condition and results of operations is presented in the following sections:

OVERVIEW

Express is a modern, versatile, dual gender apparel and accessories brand that helps people get dressed for every day and any occasion. Launched in 1980 with the idea that style, quality and value should all be found in one place, Express has always been a brand of the now, offering some of the most important and enduring fashion trends. Express aims to Create Confidence and Inspire Self-Expression through a design and merchandising view that brings forward The Best of Now for Real Life Versatility. The Company operates over 500 retail and factory outlet stores in the United States and Puerto Rico, as well as an online destination.

COVID-19 PANDEMIC

In March 2020, the World Health Organization declared a novel strain of coronavirus ("COVID-19") a global pandemic and recommended containment and mitigation measures. In response to the pandemic, many states and localities in which we operate issued stay-at-home orders and other social distancing measures. Effective March 17, 2020, we temporarily closed all of our retail and factory outlet stores and offices, and as a result all store associates and a number of home office employees were furloughed. As mandated shutdowns and stay-at-home orders went into effect across the country, we experienced an immediate reduction in sales levels compared to the prior year. We continued to be materially impacted by COVID-19 throughout 2020, even after all of our stores re-opened, as customer traffic continued to be depressed, especially in our retail stores, and two of our key categories, wear to work and occasion wear, saw significant declines in demand.

EXPRESS, INC. | 2020 Form 10-K | 31

In response to the uncertainty of the circumstances described above, and in accordance with federal and state guidelines, we took the following actions to provide a safe and comfortable environment for our associates and customers:

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

In response to COVID-19, we took several actions intended to strengthen our liquidity position. In the first quarter of 2020, we accessed $165.0 million available to us under our Revolving Credit Facility and in the fourth quarter of 2020 we borrowed an additional $90.0 million under a Term Loan Facility and also borrowed an additional $50.0 million in the first quarter of 2021. Upon receipt of proceeds from the Term Loan Facility we repaid $59.0 million of our Revolving Credit Facility. See Note 6 of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information.

To further manage our liquidity, we have also significantly reduced expenses, capital expenditures and working capital; this included inventory reductions, furloughing most store associates while stores were closed, suspending merit pay increases and reducing home office headcount. See "Liquidity and Capital Resources" included elsewhere in this Annual Report on Form 10-K for more information.

Further spread of COVID-19, and the requirements to take action to help limit the spread of the illness, will impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business, results of operations, cash flows and financial condition. The extent of the impact of COVID-19 on our business and financial results will depend on future developments, including the duration and spread of the outbreak (including any mutations or related strains of the virus) within the markets in which we operate, the related impact on consumer confidence and spending, any disruptions in our supply chain, and the effect of governmental regulations imposed in response to the pandemic, the availability of, and prevalence of access to, effective medical treatments and vaccines for COVID-19, and the pace of recovery when the pandemic subsides, all of which are highly uncertain and cannot be predicted. The sweeping nature of the COVID-19 pandemic makes it extremely difficult to predict how our business and operations will be affected in the long run. However, the likely overall economic impact of the pandemic is viewed as highly negative to the general economy. Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic, could materially increase our costs, negatively impact our sales and damage our results of operations and liquidity, possibly to a significant degree. The duration of any such impacts cannot be predicted with certainty. Given the dynamic and unpredictable nature of this situation, we cannot reasonably estimate with certainty the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. We will continue to monitor the rapidly evolving situation and guidance from domestic authorities.

FINANCIAL DETAILS FOR 2020

■Net sales decreased 40% to $1.2 billion
■Comparable sales decreased 27%
■Comparable retail sales (includes both retail stores and eCommerce sales) decreased 29%
■Comparable outlet sales decreased 21%
■Gross margin percentage decreased 2,770 basis points to (0.4)%
■Operating loss increased $237.4 million to a loss of $455.2 million
■Net loss increased $241.1 million to a loss of $405.4 million
■Diluted earnings per share decreased $3.78 to a loss of $6.27

EXPRESS, INC. | 2020 Form 10-K | 32

OUTLOOK

As previously mentioned, COVID-19 led to the temporary closure of all Express stores in mid-March and into the second quarter of 2020, as over 30% of our stores were closed for more than half of the second quarter. Even after re-opening, our stores continued to be impacted by COVID-19 with reduced hours and temporary re-closures. These factors led to significant decreases in customer traffic and reduced consumer spending, which negatively impacted our 2020 results. The pandemic began while we were in the early stages of a transformation. Our new corporate strategy, the EXPRESSway Forward, had been set in motion, and while much work was ahead of us, a great deal had been accomplished such as:

▪We completed a comprehensive restructuring of our organization, in order to better align our teams with our objective;
▪We implemented a more streamlined and efficient go-to-market process, established a new design and merchandising vision, called Express Edit;
▪We developed a new brand positioning based on what our customers told us would be relevant and compelling to them; and
▪We identified a total of $80.0 million in cost savings opportunities that were announced in January of 2020 that we expect to achieve over a three-year period.

While we expect our results to remain challenging in the near-term, we believe that by focusing on our foundational elements we have a significant opportunity to improve the trend of the business and return the business to long term profitable growth. The following defines each area and provides an update on each priority:

PRODUCT	BRAND	CUSTOMER	EXECUTION

Product
We will put product first. Our product vision is called the Express Edit. This vision is about standing for certain elements of fashion and style that we know matter to our customers. This includes providing the customer with a wardrobe that has the functionality to cover multiple needs and wearing occasions. One of our historical strengths has been in occasion-based dressing, and as a result, we were disproportionately impacted during 2020, as occasions and celebrations were cancelled or delayed and our customers continued to work from home. As a result, during the third quarter of 2020, we pulled back on our investment in occasion-based categories and increased our investment in more casual, versatile categories, significantly changing their penetration in our product mix versus a year ago.

"Versatility Adds Value" is one of the core ideas within the Express Edit philosophy, and we are seeing strength in our most versatile product categories especially what is becoming our "new core" which is comprised of denim bottoms and Express Essentials tops. In denim, we saw continued strength in our newest fabric platforms Luxe Comfort Knit and Temp Control Hyperstretch that rolled out in the third quarter of 2020 and Super Soft and 4-Way Hyperstretch that launched in the fourth quarter of 2020. Express Essentials are our new foundational knit tops for women and men, and they are represented across all of our channels. This product is modern, relevant and versatile and beautifully meets the modern weekday and weekend wardrobe needs.

These new deliveries have performed well and while we are pleased with this performance, it did not fully offset the decreases we saw in occasion-based categories, such as men’s suits and dress shirts and women’s dresses and suits, that resulted from the prolonged pandemic. However, we expect that as occasions and celebrations of all kinds come back, these occasion-based categories will represent an opportunity for us going forward and we will continue to provide dimensions of versatility and comfort within our assortments throughout 2021.

Brand
In 2020, we introduced our new brand purpose: to create confidence and inspire self-expression. This is based on the belief that clothing can serve a higher purpose in people's lives. We also introduced our new brand promise: to edit the best of now for real-life versatility. Throughout the year, we presented our brand and engaged with our customers in new and more creative ways as we fulfilled our purpose and promise through social engagement, influencer relationships, and customer co-creation. In addition, we implemented a wide variety of initiatives and
EXPRESS, INC. | 2020 Form 10-K | 33

activations that created deeper, more meaningful connections with our most loyal, and our newest, Express fans. As a result we have seen increased engagement with our marketing, increased followers on our social media platforms, and a stronger sense of connectivity between our customers and our messaging.

To bring another dimension to our brand positioning, and to reflect the importance of the purpose-driven view of many of our customers, we launched the Express Dream Big Project ("Dream Big") in the third quarter of 2020. Dream Big is a fundraising initiative created to champion organizations that empower people to believe in themselves, and follow their dreams.

In 2020 we laid the foundation for our brand transformation, and in 2021, we plan to accelerate our momentum by launching a new customer experience model in our physical and digital stores, expanding and enhancing our styling capabilities, and offering more localized assortments.

Customer
We know that to be successful we must remain focused on engaging our existing customers and acquiring new ones. As a result, in 2020, we refined our approach to identify and connect with our customers, sharpened our digital spend, and drove greater personalization of messages through owned and paid media channels. We more effectively engaged current customers and acquired new ones with increases in engagement across our paid social channels. We also engaged our customers in new, and creative ways during 2020. For example, these efforts included our beginning a dialogue with our top loyalty members to better understand their wardrobe needs and style preferences which led to our first-ever Express designer and Express customer co-created product capsule. We plan to launch additional co-created product capsules in 2021.

In August 2020, we completed the soft relaunch of our loyalty program, now called Express Insider. Our loyalty program members have the greatest lifetime value to Express. This program is a critical factor in gaining additional share of existing customers' spend and bringing new customers into the brand. We anticipate implementing additional enhancements to our Express Insider program in the first quarter of 2021, including the expansion of loyalty tiers, new Insider benefits, a digital wallet feature, and an easier way for customers to access and redeem benefits to incentivize and reward our best customers in a more timely and engaging manner.

Execution
Execution is the through line across all of our initiatives, and both within, and across functions we have improved the efficiency of our operating and decision-making processes. During 2020, we advanced our eCommerce and omnichannel capabilities by introducing enhanced and expanded buy-online-pick-up-in-store and ship-from-store functionalities, both of which contribute to more efficient and effective inventory management. Additionally, we enhanced the way we engage and service our customers in the digital channel. We expanded our Digital Stylist program by increasing the resources available, to provide more real-time, virtual assistance to express.com customers. Conversion is another key component of execution, and we have successfully driven increases in conversion across our channels during the fourth quarter of 2020.

Another aspect of execution is our physical stores. We still intend to close the 100 stores we previously announced in January 2020 as part of our fleet rationalization plan. While that fleet rationalization plan focuses on our number of stores, our current focus—fleet optimization—concerns where our stores should be located, the type of store that is optimal for each location, and the role each store plays in our customers' lives. As part of this plan, we are testing smaller footprints in our mall-based stores and also testing new store concepts, such as pop up stores.

At the end of 2020, our inventory position was not where we would like to be, but a plan is in place to improve inventory levels and improve profitability. Our margin has already improved on clearance merchandise which improves our inventory composition, and at the end of 2020, most of our legacy inventory has been sold through and the composition of our inventory we consider "aged" is primarily core, season-less product with low markdown risk. We expect our inventory to be more aligned with our sales trend as we move into the back half of 2021 and business continues to recover.

EXPRESS, INC. | 2020 Form 10-K | 34

HOW WE ASSESS THE PERFORMANCE OF OUR BUSINESS

In assessing the performance of our business, we consider a variety of performance and financial measures. These key measures include net sales, comparable sales, eCommerce demand, transactions, cost of goods sold, buying and occupancy costs, gross profit/(loss)/gross margin, and selling, general, and administrative expenses. The following describes and discusses these measures.

Net Sales
Description
Revenue from the sale of merchandise, less returns and discounts, as well as shipping and handling revenue related to eCommerce, revenue from the rental of our LED sign in Times Square, gift card breakage, revenue earned from our private label credit card agreement, and revenue earned from our franchise agreements.

Discussion
Our business is seasonal, and we have historically realized a higher portion of our net sales in the third and fourth quarters, due primarily to the impact of the holiday season. Generally, approximately 45% of our annual net sales occur in the Spring season (first and second quarters) and 55% occur in the Fall season (third and fourth quarters). In 2020, this split was approximately 38% in the Spring and 62% in the Fall as a result of the COVID-19 pandemic and the related store closures in the Spring season.

Comparable Sales
Description
Comparable sales is a measure of the amount of sales generated in a period relative to the amount of sales generated in the comparable prior year period. Comparable sales for 2020 was calculated using the 52-week period ended January 30, 2021 as compared to the 52-week period ended February 1, 2020.

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

Discussion
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
Description
eCommerce demand is defined as gross orders for Express and/or third party merchandise that originate through our eCommerce platform, including the website, app, and buy online pick-up in store.

Discussion
We believe eCommerce demand is a useful operational metric for investors and management as it provides visibility for orders placed but not yet shipped.

EXPRESS, INC. | 2020 Form 10-K | 35

Transactions
Description
Transactions are defined as the number of units sold as compared to the dollar amount of sales.

Discussion
We believe this metric is useful as it removes the impact of promotions and provides a better indicator of the acceptance of our product.

Cost of Goods Sold, Buying and Occupancy Costs
Description
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

Discussion
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
Description
Gross profit/(loss) is net sales minus cost of goods sold, buying and occupancy costs. Gross margin measures gross profit/(loss) as a percentage of net sales.

Discussion
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
Description
Includes operating costs not included in cost of goods sold, buying and occupancy costs such as:
•Payroll and other expenses related to operations at our corporate offices
•Store expenses other than occupancy costs
•Marketing expenses, including production, mailing, print, and digital advertising costs, among other things

Discussion
With the exception of store payroll, certain marketing expenses, and incentive compensation, selling, general, and administrative expenses generally do not vary proportionally with net sales. As a result, selling, general, and administrative expenses as a percentage of net sales are usually higher in lower volume quarters and lower in higher volume quarters.
EXPRESS, INC. | 2020 Form 10-K | 36

FISCAL YEAR COMPARISON

Net Sales

	2020	2019
Net sales (in thousands)	$1,208,374	$2,019,194
Comparable retail sales	(29)%	(6)%
Comparable outlet sales	(21)%	(1)%
Total comparable sales percentage change	(27)%	(5)%
Gross square footage at end of period (in thousands)	4,841	5,052
Number of:
Stores open at beginning of period	595	631
New retail stores	1	—
New outlet stores	1	31
New Express Edit Concept stores	1	—
Retail stores converted to outlets	—	(27)
Closed stores	(28)	(40)
Stores open at end of period	570	595

Net sales decreased by approximately $810.8 million, or 40%, between 2020 and 2019. The sales decrease is primarily attributed to the temporary closure of all Express stores from mid-March into the second quarter of 2020 due to the COVID-19 pandemic and the continued material impact of COVID-19 through the remainder of the year, as customer traffic continued to be pressured, especially in our retail stores. In addition, our customers have shifted away from purchasing products in our occasion-based categories, such as suits, dress shirts and dresses, which previously made up a large portion of our sales. This had a negative impact on our comparable sales as well as our net sales during 2020.

Gross (Loss)/Profit
The following table shows cost of goods sold, buying and occupancy costs, gross (loss)/profit in dollars, and gross margin percentage for the stated periods:

	2020	2019
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$1,213,281	$1,468,619
Gross (loss)/profit	$(4,907)	$550,575
Gross margin percentage	(0.4)%	27.3%
The 2,770 basis point decrease in gross margin percentage, or gross (loss)/profit as a percentage of net sales, in 2020 compared to 2019 was comprised of a 1,330 basis point decrease in merchandise margin and a 1,440 basis point increase in buying and occupancy costs as a percentage of net sales. The decrease in merchandise margin was primarily driven by high levels of promotions as we sold through existing inventory that accumulated as a result of store closures in the first half of 2020. These promotions allowed us to liquidate a significant amount of clearance inventory. In addition, we recorded higher valuation reserves related to our inventory as well as higher levels of reserves against certain fabric commitments. Buying and occupancy costs deleveraged as a result of the reduction in sales and was also impacted by $34.4 million in impairment charges related to certain long-lived store related assets and right of use assets. Refer to Note 2 in our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further discussion regarding the impairment charges for 2020.

EXPRESS, INC. | 2020 Form 10-K | 37

Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	2020	2019
	(in thousands, except percentages)
Selling, general, and administrative expenses	$450,834	$564,332
Selling, general, and administrative expenses, as a percentage of net sales	37.3%	27.9%
The $113.5 million decrease in selling, general, and administrative expenses in 2020 compared to 2019 was primarily payroll related and was the result of our COVID-19 mitigation actions, a reduction in variable costs driven by the sales decline, and the cost reductions associated with our corporate restructuring announced in the fourth quarter of 2019.
Restructuring Costs
The following table shows restructuring costs for the stated periods:

	2020	2019
	(in thousands)
Restructuring costs	$—	$7,337
Restructuring costs of $7.3 million in 2019 represent the costs in connection with the announcement of the Company’s new strategy and the restructuring of the Company’s work force to align to this strategy. Refer to Note 12 of the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information regarding the restructuring costs.
Interest Expense/(Income), Net
The following table shows interest expense/(income) in dollars for the stated periods:

	2020	2019
	(in thousands)
Interest expense/(income), net	$3,401	$(2,981)
The $6.4 million increase in interest expense, net in 2020 compared to 2019 is the result of borrowing under our Revolving Credit Facility and Term Loan Facility, which bear interest at variable rates. Refer to Note 6 in our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further discussion regarding our borrowings during 2020.

Other Expense, Net
The following table shows other expense in dollars for the stated periods:

	2020	2019
	(in thousands)
Other expense, net	$2,733	$—
The $2.7 million increase in other expense in 2020 compared to 2019 was the result of a $2.7 million pre-tax write-off of our remaining 2016 investment in Homage, LLC, a privately held retail apparel company based in Columbus, Ohio ("Homage"). Refer to Note 2 in our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further discussion regarding the write-off during 2020.

EXPRESS, INC. | 2020 Form 10-K | 38

Income Tax Benefit
The following table shows income tax benefit in dollars for the stated periods:

	2020	2019
	(in thousands)
Income tax benefit	$(55,900)	$(50,526)
The effective tax rate was 12.1% in 2020 compared to 23.5% in 2019. The effective tax rate for 2020 was less than the statutory tax rate due to the impact of establishing a valuation allowance against our net deferred tax assets, which includes $54.3 million of discrete tax expense from a valuation allowance against previously recognized deferred tax assets and $51.5 million valuation allowance against 2020 U.S. federal and state deferred tax assets and other tax credits of which a portion relates to 2020 U.S. federal net operating losses that could not be carried back to offset taxable income in the five-year carryback period as part of the CARES Act. This was partially offset by a $42.1 million tax benefit related to the portion of the 2019 and 2020 U.S. federal net operating losses that are able to be carried back to years with a higher federal statutory tax rate than is currently enacted. The effective tax rate for 2019 includes a non-cash tax benefit of approximately $49.7 million related to the impairment of intangible assets, offset by a net tax expense of approximately $2.0 million attributable to certain discrete items, predominately related to a tax shortfall for share-based compensation. Refer to Note 5 of the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information regarding the tax rate.
Operating Loss, Net Loss, Diluted Earnings Per Share and EBITDA
Included in the table below is operating loss, net loss, diluted earnings per share and Earnings before interest, taxes, depreciation, and amortization ("EBITDA") for 2020 and 2019, respectively. We supplement the reporting of our financial information determined under United States generally accepted accounting principles ("GAAP") with certain non-GAAP financial measures: adjusted operating loss, adjusted net loss, adjusted diluted earnings per share and EBITDA. The following table presents these financial measures, each a non-GAAP financial measure, for the stated periods which eliminate certain non-core operating costs:

	2020	2019
	(in thousands, except per share amounts)
Operating loss	$(455,215)	$(217,865)
Adjusted operating loss (Non-GAAP)	$(420,835)	$(6,764)
Net loss	$(405,449)	$(164,358)
Adjusted net loss (Non-GAAP)	$(314,343)	$(5,136)
Diluted earnings per share	$(6.27)	$(2.49)
Adjusted diluted earnings per share (Non-GAAP)	$(4.86)	$(0.08)
EBITDA (Non-GAAP)	$(384,689)	$(132,766)

How These Measures Are Useful
We believe that these non-GAAP measures provide additional useful information to assist stockholders in understanding our financial results and assessing our prospects for future performance. Management believes adjusted operating loss, adjusted net loss, adjusted diluted earnings per share and EBITDA are important indicators of our business performance because they exclude items that may not be indicative of, or are unrelated to, our underlying operating results, and may provide a better baseline for analyzing trends in the business. In addition, adjusted diluted earnings per share and EBITDA are used as a performance measures in the Company's long-term executive compensation program for purposes of determining the number of equity awards that are ultimately earned and EBITDA is also a metric used in our short-term cash incentive compensation plan.

Limitations of the Usefulness of These Measures
Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported net loss, operating loss, or diluted earnings per share. These non-GAAP financial measures reflect an additional way of viewing our operations
EXPRESS, INC. | 2020 Form 10-K | 39

that, when viewed with the GAAP results and the below reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of our business. Management strongly encourages investors and stockholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

The following table reconciles the non-GAAP financial measures (adjusted operating loss, adjusted net loss, and adjusted diluted earnings per share) with the most directly comparable GAAP financial measures (operating loss, net loss, and diluted earnings per share, respectively) for 2020 and 2019, respectively.

	2020
(in thousands, except per share amounts)	Operating Loss	Income Tax Impact		Net Loss	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$(455,215)			$(405,449)	$(6.27)	64,624
Impairment of property, equipment and lease assets	34,380	(9,111)	(a)	25,269	0.39
Equity method investment impairment (b)	—	(642)		2,091	0.03
Valuation allowance on deferred taxes (c)	—	105,695		105,695	1.64
Tax impact of the CARES Act (d)	—	(42,060)		(42,060)	(0.65)
Tax impact of executive departures (e)	—	111		111	—
Adjusted Non-GAAP Measure	$(420,835)			$(314,343)	$(4.86)
a.Items tax affected at the applicable deferred or statutory rate.
b.Impairment before tax was $2.7 million and was recorded in other expense, net.
c.Valuation allowance provided against previously recognized deferred tax assets and 2020 losses, less net operating losses utilized under the CARES Act.
d.Income tax benefit primarily due to a net operating loss carryback under the CARES Act to years with a higher federal statutory tax rate than is currently enacted.
e.Represents the tax impact related to the expiration of former executive non-qualified stock options.

	2019
(in thousands, except per share amounts)	Operating Loss	Income Tax Impact		Net Loss	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$(217,865)			$(164,358)	$(2.49)	66,133
Impairment of intangible assets	197,618	(49,727)	(a)	147,891	2.24
Impairment of property, equipment and lease assets	4,430	(1,152)	(a)	3,278	0.05
Impact of restructuring	7,337	(1,834)	(a)	5,503	0.08
Impact of CEO departure	—	822	(b)	822	0.01
Impact of other executive departures	1,716	12	(c)	1,728	0.03
Adjusted Non-GAAP Measure	$(6,764)			$(5,136)	$(0.08)
a.Items tax affected at the applicable deferred or statutory rate.
b.Represents the tax impact of the expiration of the former CEO's non-qualified stock options.
c.Represents the tax impact of executive departure costs offset by the tax impact related to the expiration of the executive non-qualified stock options.

EXPRESS, INC. | 2020 Form 10-K | 40

The following table reconciles the non-GAAP financial measure EBITDA with the most directly comparable GAAP financial measures for 2020 and 2019, respectively.

	2020	2019
Net loss	$(405,449)	$(164,358)
Interest expense/(income), net	3,401	(2,981)
Income tax benefit	(55,900)	(50,526)
Depreciation and amortization	73,259	85,099
EBITDA (Non-GAAP Measure)	$(384,689)	$(132,766)

LIQUIDITY AND CAPITAL RESOURCES

In 2020, we took a number of steps to manage liquidity during the COVID-19 pandemic. Examples of these actions include:

■Accessed $165.0 million from our $250.0 million Revolving Credit Facility;
■Secured $140.0 million in additional financing; $90.0 million that was received in the fourth quarter of 2020 (of which $59.0 million was used to pay down a portion of our Revolving Credit Facility) and $50.0 million of which was drawn down in 2021;
■Reduced $250.0 million of costs through expense reductions, capital reductions and inventory cuts;
■Negotiated $85.0 million in savings through rent abatements, deferrals, and rent reductions; and
■Expecting $120.0 million tax benefit from the CARES Act, including the expanded operating loss carry back, employer payroll tax credit and deferral provisions. The majority of these liquidity benefits are expected to be realized in 2021, including a $95.0 million income tax refund which is expected to be received at the end of the second quarter of 2021. We are required to repay $50.0 million of our term loan upon receipt of the tax refund.

In addition to the actions above, we also have contingency plans in which it would further reduce or defer additional expenses and cash outlays, should operations weaken beyond current forecasts as well as potential access to capital markets.

Forward-Looking Liquidity Discussion
Our liquidity position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within three to five days of the related sale, and we have up to 75 days to pay certain merchandise vendors and 45 days to pay the majority of our non-merchandise vendors. We also have commitments under lease agreements and debt agreements that will require future cash outlays. For information on future payments required under lease agreements see Note 4 of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K and for future payment information related to our long-term debt see Note 6 of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

As previously disclosed, the COVID-19 pandemic has and continues to result in significant disruption to our business. As a result, our revenues, results of operations and cash flows continue to be materially adversely impacted. For the 52-week period ended January 30, 2021, we reported a net loss of $405.4 million and negative operating cash flows of $323.6 million. In response to the COVID-19 pandemic we borrowed $165.0 million under our Revolving Credit Facility and an additional $90.0 million under our Term Loan Facility. Upon receipt of proceeds from the Term Loan Facility we repaid $59.0 million of the Revolving Credit Facility. In addition, under the Term Loan Facility, we borrowed $50.0 million subsequent to year-end, that will be repaid upon receipt of the CARES Act receivable. The Revolving Credit Facility and the Term Loan Facility contain certain affirmative and negative covenants. Refer to Note 6 in our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details regarding the Revolving Credit Facility and Term Loan Facility. We are currently in compliance with the covenants and expect to remain in compliance, however, due to the uncertainty related to the
EXPRESS, INC. | 2020 Form 10-K | 41

duration of the COVID-19 pandemic and its continuing impacts, we could experience material changes to forecasted revenues and cash flows and may experience difficulty remaining in compliance with financial covenants under the Revolving Credit Facility and the Term Loan Facility. When conditions and events, in the aggregate, impact an entity's ability to continue as a going concern, management evaluates the mitigating effect of its plans to determine if it is probable that the plans will be effectively implemented and, when implemented, the plans will mitigate the relevant conditions or events.

Our plans are focused on improving our results and liquidity through increased sales and cost reductions. Our current forecasts include sales and profitability improvements over fiscal year 2020 results. In addition, we have entered into agreements, or are in discussions with, most of our retail landlords to modify rent payments, receive rent concessions or otherwise reduce operating costs. We also have $111.3 million in income tax refunds that are receivable from the U.S. government based primarily on provisions in the CARES Act. Any legislative changes to the CARES Act or significant delays in receiving this tax refund could adversely impact our financial position and results. We have contingency plans to further reduce or defer additional expenses and cash outlays, should operations weaken beyond current forecasts or if cash inflows from tax receivables are not received when expected. We believe these plans are probable of being successfully implemented, which will result in adequate cash flows to support our ongoing operations and to meet our covenant requirements under the Revolving Credit Facility and Term Loan Facility for one year following the date these financial statements are issued.

Analysis of Cash Flows
A summary of cash provided by or used in operating, investing, and financing activities is shown in the following table:

	2020	2019
	(in thousands)
(Used in) provided by operating activities	$(323,626)	$90,710
Used in investing activities	(16,854)	(37,039)
Provided by (used in) financing activities	189,215	(18,202)
(Decrease)/Increase in cash and cash equivalents	(151,265)	35,469
Cash and cash equivalents at end of period	$55,874	$207,139
Operating Activities
Our business historically relies on cash flows from operations as our primary source of liquidity, with the majority of those cash flows being generated in the fourth quarter of the year. Our primary operating cash needs are for merchandise inventories, payroll, store rent and marketing. Net cash used in operating activities was $323.6 million in 2020 compared to $90.7 million provided by operating activities in 2019. The decrease in cash flows from operating activities in 2020 was primarily driven by the temporary closure of our stores as a result of COVID-19 and the continued impact of COVID-19 on our business. This was partially offset by the fact that we did not initially make our store rent payments for April, May or June 2020, as a result of the COVID-19 store closures. We established an accrual for the rent payments that were not made and have continued to recognize accrued rent expense. As a result of negotiations with certain landlords, we have since made rent payments for certain stores and some landlords have agreed to abate certain rent payments. The appropriate adjustments were made to accrued rent and are reflected in the cash flows from operations.
Investing Activities
We also use cash for investing activities. Our capital expenditures consist primarily of new and remodeled store construction and fixtures and investments in information technology. We had capital expenditures of approximately $16.9 million in 2020 and $37.0 million in 2019. The decrease in 2020 was primarily driven by reduced capital expenditures as a result of COVID-19 and the aggressive management to improve our liquidity.
Financing Activities
Credit Facilities
In addition to cash flow from operations, we have access to additional liquidity, as needed, through borrowings under our Revolving Credit Facility and Term Loan Facility. On January 13, 2021, we entered into a definitive loan agreement with Sycamore Partners as lead lender, along with Wells Fargo and Bank of America Merrill Lynch, that strengthens our liquidity position. The new financing includes a $90.0 million FILO Term Loan received in 2020, and
EXPRESS, INC. | 2020 Form 10-K | 42

a $50.0 million Delayed Draw Term Loan (DDTL), that was drawn down in March of 2021. The DDTL is to be repaid upon receipt of a CARES Act tax refund expected to be received in the second quarter of 2021. This financing is in addition to our existing $250.0 million Revolving Credit Facility under which we drew down $165.0 million in the first quarter of 2020 in response to the COVID-19 outbreak that led to the temporary closure of all of our Express and Express Factory Outlet stores. Upon the receipt of the proceeds from the FILO Term Loan we repaid $59.0 million of the amount borrowed under our Revolving Credit Facility. The expiration date of the facilities is May 24, 2024.
As of January 30, 2021, the net amount outstanding under our facilities was $196.1 million, which is classified as long-term debt on the Consolidated Balance Sheet, net of unamortized costs, and approximately $35.6 million was available for borrowing under our facilities subject to certain borrowing base limitations and after outstanding letters of credit in the amount of $36.1 million, primarily related to our third party logistics contract. Refer to Note 6 of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information on our Revolving Credit Facility and Term Loan Facility.
Share Repurchases
On November 28, 2017, the Board approved a share repurchase program that authorizes us to repurchase up to $150.0 million of our outstanding common stock using available cash. During 2020, we did not repurchase shares under the stock repurchase program. During 2019, we repurchased $15.6 million of common stock, including commissions, under the share repurchase program.
EXPRESS, INC. | 2020 Form 10-K | 43

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

Store Asset Impairment
Description of Policy
Store related Property and Equipment, including the right of use assets, are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable. These include, but are not limited to, material adverse changes in projected revenues and cost of goods sold (exclusive of buying and occupancy costs), present cash flow losses combined with a history of cash flow losses and a forecast that demonstrates significant continuing losses, significant negative economic conditions, a significant decrease in the market value of an asset and store closure or relocation decisions. We review for indicators of impairment at the individual store level, the lowest level for which cash flows are identifiable.

Stores that display an indicator of impairment are subjected to an impairment assessment. Our impairment assessment requires management to make assumptions and judgments related, but not limited, to management’s expectations for future operations and projected cash flows.

•The key assumptions used in our undiscounted future store cash flow models include sales growth rate and gross margin, exclusive of buying and occupancy costs.

An impairment loss may be recognized when these undiscounted future cash flows are less than the carrying amount of the asset group. In the circumstance of impairment, any loss would be measured as the excess of the carrying amount of the asset group over its fair value. Fair value of our store-related assets is determined at the individual store level based on the highest and best use of the asset group.

•The key assumptions used in our fair value analysis may include discounted estimates of future store cash flows from operating the store and/or comparable market rents.

Judgments and Uncertainties
Our analysis for impairment requires judgment surrounding identification of appropriate triggering events and assumptions used in our fair value model. These judgments can be affected by factors such as expectations for future store performance, real estate demand, market rent and economic conditions that can be difficult to predict.

Effect if Actual Results Differ from Assumptions
We have no reason to believe that there will be a material change in the future estimates or assumptions we use in this evaluation. However, if we become aware of additional triggering events there is potential that additional stores could be required to be tested for impairment and could be impaired. These events could include further deterioration in store operating results, increased store labor costs, our inability to implement our cost savings initiatives or lower mall traffic. In addition, if market rent fair values deteriorate, our fair value test could determine additional right-of-use asset impairment. A 1% reduction in our store related assets would be approximately $8.0 million at January 30, 2021.

EXPRESS, INC. | 2020 Form 10-K | 44

Inventories - Lower of Cost or Net Realizable Value
Description of Policy
Inventories are principally valued at the lower of cost or net realizable value on a weighted-average cost basis. We record a lower of cost or net realizable value adjustment for our inventories if the cost of specific inventory items on hand exceeds the amount we expect to realize from the ultimate sale or disposal of the inventory.

Judgments and Uncertainties
Our accounting methodology for determining the lower of cost or net realizable value adjustment contains uncertainties because it requires management to make assumptions and estimates that are based on factors such as merchandise seasonality, historical trends, and estimated inventory levels, including sell-through of remaining units.

Effect if Actual Results Differ from Assumptions
We have no reason to believe that there will be a material change in the future estimates or assumptions we use to measure the lower of cost or net realizable value adjustment. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 100 basis point increase or decrease in the lower of cost or net realizable value adjustment would not have had a material impact on the inventory balance or pre-tax income as of and for the year ended January 30, 2021.

Valuation Allowance on Deferred Tax Assets
Description of Policy
Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences that currently exist between the tax basis and the financial reporting basis of our assets and liabilities. Valuation allowances are established against deferred tax assets when it is more likely than not that the realization of those deferred tax assets will not occur.

Judgments and Uncertainties
Our deferred tax asset and liability balances contain uncertainty because changes in tax laws, rates, or future taxable income may differ from estimates and judgments made by management. Assessing whether deferred tax assets are realizable requires significant judgment. We consider all available positive and negative evidence, including past operating results and expectations of future operating income. The ultimate realization of deferred tax assets is often dependent upon future profitability, which is inherently uncertain. While we have a full valuation allowance on our net deferred tax asset assets, future changes in assumptions could have an effect on our estimates.

Effect if Actual Results Differ from Assumptions
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

Our Revolving Credit Facility and Term Loan Facility bear interest at variable rates. See Note 6 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further information on the calculation of the rates. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors.

As of January 30, 2021, we had approximately $106.1 million in net borrowings outstanding under our Revolving Credit Facility and approximately $90.0 million in net borrowings outstanding under our Term Loan Facility. Based on the levels of borrowings under our credit facilities at January 30, 2021, we estimate that a 100 basis point increase or decrease in underlying interest rates would increase or decrease annual interest expense by approximately $2.0 million. This hypothetical analysis may differ from the actual change in interest expense due to potential changes in interest rates or gross borrowings outstanding under our credit facilities. The expected transition from the widespread use of LIBOR rate to alternative rates over the next several years is not expected to have a material impact on interest expense on borrowings outstanding under our credit facilities.

EXPRESS, INC. | 2020 Form 10-K | 45

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
EXPRESS, INC. | 2020 Form 10-K | 46

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Express, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Express, Inc. and its subsidiaries (the “Company”) as of January 30, 2021 and February 1, 2020, and the related consolidated statements of income and comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended January 30, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 30, 2021 and February 1, 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
EXPRESS, INC. | 2020 Form 10-K | 47

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Store Asset Impairment Assessments

As described in Notes 2 and 3 to the consolidated financial statements, the Company has long-lived assets which include consolidated property and equipment, net of $180 million and consolidated right of use assets, net of $798 million as of January 30, 2021, of which a significant portion of such balances relate to store level long-lived assets. As a result of the COVID-19 pandemic, which included temporary store closures and a related decline in sales beginning in March 2020 and continuing through the remainder of the year, management concluded that a triggering event had occurred. Management performed impairment testing, and as a result of this testing, during 2020, management recorded impairment charges of $34 million related to store level property and equipment and right of use assets. As disclosed by management, store related property and equipment and right of use assets, are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable. Management reviews for indicators of impairment at the individual store level, the lowest level for which cash flows are identifiable. Stores that display an indicator of impairment are subjected to an impairment assessment. The impairment assessment requires management to make assumptions and judgments related, but not limited, to management’s expectations for future operations and projected cash flows. The key assumptions used in the undiscounted future store cash flow models include sales growth rate and gross margin, exclusive of buying and occupancy costs. An impairment loss may be recognized when these undiscounted future cash flows are less than the carrying amount of the asset group. In the circumstance of impairment, any loss would be measured as the excess of the carrying amount of the asset group over its fair value. Fair value of the store-related assets is determined at the individual store level based on the highest and best use of the asset group. The key assumptions used in the fair value analysis may include discounted estimates of future store cash flows from operating the store and/or comparable market rents.

The principal considerations for our determination that performing procedures relating to the store asset impairment assessments is a critical audit matter are the significant judgment by management when developing the undiscounted future cash flows expected to be generated by the assets to test for recoverability and when estimating the fair value of the asset groups to measure for impairment; this in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s assumptions related to sales growth rate and gross margin, exclusive of buying and occupancy costs when developing the undiscounted future cash flows, and comparable market rents when estimating the fair value. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.
EXPRESS, INC. | 2020 Form 10-K | 48

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the store asset impairment assessments, including controls over the assumptions used when developing the undiscounted future cash flows expected to be generated by the assets to test for recoverability and when estimating the fair value of the asset groups to measure for impairment. These procedures also included, among others (i) testing management’s process for developing the undiscounted future cash flows expected to be generated by the assets and estimating the fair value of the asset groups; (ii) evaluating the appropriateness of the models used by management; (iii) testing the completeness, accuracy and relevance of underlying data used in the models; and (iv) evaluating the reasonableness of the significant assumptions related to sales growth rate and gross margin, exclusive of buying and occupancy costs when developing the undiscounted future cash flows, and comparable market rents when estimating the fair value. Evaluating management’s assumptions related to sales growth rates and gross margin, exclusive of buying and occupancy costs, and comparable market rents involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the asset groups; (ii) the consistency with external market data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the reasonableness of the comparable market rents assumption.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
March 25, 2021

We have served as the Company’s auditor since 2008.
EXPRESS, INC. | 2020 Form 10-K | 49

EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts)

	January 30, 2021	February 1, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$55,874	$207,139
Receivables, net	14,556	10,824
Income tax receivable	111,342	3,000
Inventories	264,360	220,303
Prepaid rent	7,883	6,850
Other	20,495	22,573
Total current assets	474,510	470,689

Right of Use Asset, Net	797,785	1,010,216

Property and Equipment	969,402	979,639
Less: accumulated depreciation	(789,204)	(731,309)
Property and equipment, net	180,198	248,330

Deferred Tax Assets	—	54,973
Other Assets	5,964	6,531
TOTAL ASSETS	$1,458,457	$1,790,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term lease liability	$203,441	$226,174
Accounts payable	150,230	126,863
Deferred revenue	32,430	38,227
Accrued expenses	128,952	76,211
Total current liabilities	515,053	467,475

Long-Term Lease Liability	722,949	897,304
Long-Term Debt	192,032	—
Other Long-Term Liabilities	18,734	19,658
Total Liabilities	1,448,768	1,384,437

Commitments and Contingencies (Note 11)

Stockholders’ Equity:
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 93,632 shares and 93,632 shares issued at January 30, 2021 and February 1, 2020, respectively, and 64,971 shares and 63,922 shares outstanding at January 30, 2021 and February 1, 2020, respectively	936	936
Additional paid-in capital	222,141	215,207
Retained earnings	114,732	533,690
Treasury stock – at average cost; 28,661 shares and 29,710 shares at January 30, 2021 and February 1, 2020, respectively	(328,120)	(343,531)
Total stockholders’ equity	9,689	406,302
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,458,457	$1,790,739
See Notes to Consolidated Financial Statements.
EXPRESS, INC. | 2020 Form 10-K | 50

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts)

	2020	2019	2018
Net Sales	$1,208,374	$2,019,194	$2,116,344
Cost of Goods Sold, Buying and Occupancy Costs	1,213,281	1,468,619	1,501,433
GROSS (LOSS)/PROFIT	(4,907)	550,575	614,911
Operating Expenses:
Selling, general, and administrative expenses	450,834	564,332	587,348
Impairment of intangible assets	—	197,618	—
Restructuring costs	—	7,337	166
Other operating income, net	(526)	(847)	(818)
TOTAL OPERATING EXPENSES	450,308	768,440	586,696

OPERATING (LOSS)/INCOME	(455,215)	(217,865)	28,215
Interest Expense/(Income), Net	3,401	(2,981)	25
Other Expense, Net	2,733	—	7,900
(LOSS)/INCOME BEFORE INCOME TAXES	(461,349)	(214,884)	20,290
Income Tax (Benefit)/Expense	(55,900)	(50,526)	10,660
NET (LOSS)/INCOME	$(405,449)	$(164,358)	$9,630

COMPREHENSIVE (LOSS)/INCOME	$(405,449)	$(164,358)	$9,630

EARNINGS PER SHARE:
Basic	$(6.27)	$(2.49)	$0.13
Diluted	$(6.27)	$(2.49)	$0.13

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	64,624	66,133	72,518
Diluted	64,624	66,133	73,239
See Notes to Consolidated Financial Statements.
EXPRESS, INC. | 2020 Form 10-K | 51

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in Thousands)

	Common Stock					Treasury Stock

	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	At Average Cost	Total
BALANCE, February 3, 2018	76,724	$926	$199,099	$704,395	$—	15,923	$(256,106)	$648,314
Net income	—	—	—	9,630	—	—	—	9,630
Exercise of stock options and restricted stock	1,013	10	(232)	(161)	—	(28)	384	1
Share-based compensation	—	—	13,114	—	—	—	—	13,114
Repurchase of common stock	(10,313)	—	—	—	—	10,313	(85,881)	(85,881)
BALANCE, February 2, 2019	67,424	$936	$211,981	$713,864	$—	26,208	$(341,603)	$585,178
Adoption of ASC Topic 842	—	—	—	(5,482)	—	—	—	(5,482)
Net loss	—	—	—	(164,358)	—	—	—	(164,358)
Exercise of stock options and restricted stock	1,204	—	(4,951)	(10,334)	—	(1,204)	15,285	—
Share-based compensation	—	—	8,177	—	—	—	—	8,177
Repurchase of common stock	(4,706)	—	—	—	—	4,706	(17,213)	(17,213)
BALANCE, February 1, 2020	63,922	$936	$215,207	$533,690	$—	29,710	$(343,531)	$406,302
Net loss	—	—	—	(405,449)	—	—	—	(405,449)
Exercise of stock options and restricted stock	1,392	—	(2,528)	(13,509)	—	(1,392)	16,037	—
Share-based compensation	—	—	9,462	—	—	—	—	9,462
Repurchase of common stock	(343)	—	—	—	—	343	(626)	(626)
BALANCE, January 30, 2021	64,971	$936	$222,141	$114,732	$—	28,661	$(328,120)	$9,689
See Notes to Consolidated Financial Statements.

EXPRESS, INC. | 2020 Form 10-K | 52

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(405,449)	$(164,358)	$9,630
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Depreciation and amortization	73,698	85,383	85,853
Loss on disposal of property and equipment	901	916	368
Impairment of property, equipment, and lease assets	34,380	4,430	818
Impairment of intangible assets	—	197,618	—
Equity method investment impairment	3,233	500	8,400
Share-based compensation	9,462	8,177	13,114
Deferred taxes	54,967	(49,561)	536
Landlord allowance amortization	(416)	(2,205)	(11,606)
Other non-cash adjustments	(500)	(500)	(500)
Changes in operating assets and liabilities:
Receivables, net	(3,732)	6,545	(5,284)
Income tax receivable	(108,342)	(1,500)	292
Inventories	(44,057)	47,463	(7,038)
Accounts payable, deferred revenue, and accrued expenses	68,275	(32,339)	(21,097)
Other assets and liabilities	(6,046)	(9,859)	231
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(323,626)	90,710	73,717

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16,854)	(37,039)	(49,778)
NET CASH USED IN INVESTING ACTIVITIES	(16,854)	(37,039)	(49,778)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under the revolving credit facility	165,000	—	—
Repayment of borrowings under the revolving credit facility	(58,950)	—	—
Proceeds from borrowings under the term loan facility	90,000	—	—
Proceeds on financing arrangements	2,634	—	—
Repayments of financing arrangements	(1,864)	—	(750)
Costs incurred in connection with debt arrangements	(6,979)	(899)	—
Payments on lease financing obligations	—	(90)	(1,860)
Repurchase of common stock under share repurchase programs (Note 7)	—	(15,610)	(83,172)
Repurchase of common stock for tax withholding obligations	(626)	(1,603)	(2,709)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	189,215	(18,202)	(88,491)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(151,265)	35,469	(64,552)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	207,139	171,670	236,222
CASH AND CASH EQUIVALENTS, END OF PERIOD	$55,874	$207,139	$171,670

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,676	$—	$—
Cash paid to taxing authorities	$621	$9,406	$11,642
See Notes to Consolidated Financial Statements.
EXPRESS, INC. | 2020 Form 10-K | 53

EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EXPRESS, INC. | 2020 Form 10-K | 54

NOTE 1 | DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business Description
Express, Inc., together with its subsidiaries (“Express” or the “Company”), is a modern, versatile, dual gender apparel and accessories brand that helps people get dressed for every day and any occasion. Launched in 1980 with the idea that style, quality and value should all be found in one place, Express has been a brand of the now, offering some of the most important and enduring fashion trends. Express aims to Create Confidence & Inspire Self-Expression through a design & merchandising view that brings forward The Best of Now for Real Life Versatility. The Company operates over 500 retail and factory outlet stores in the United States and Puerto Rico, as well as an online destination.

As of January 30, 2021, Express operated 360 primarily mall-based retail stores in the United States and Puerto Rico as well as 210 factory outlet stores. Additionally, as of January 30, 2021, the Company earned revenue from 7 franchise stores in Latin America. These franchise stores are operated by franchisees pursuant to franchise agreements. Under the franchise agreements, the franchisees operate stand-alone Express stores that sell Express-branded apparel and accessories purchased directly from the Company.

Fiscal Year
The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. All references herein to the Company's fiscal years are as follows:

Fiscal Year	Year Ended	Number of Weeks
2020	January 30, 2021	52
2019	February 1, 2020	52
2018	February 2, 2019	52
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

EXPRESS, INC. | 2020 Form 10-K | 55

Recently Adopted Accounting Pronouncements
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

On February 3, 2019, the Company recognized leases, primarily related to its stores and corporate headquarters, on its Consolidated Balance Sheet, as right-of-use assets of $1.2 billion with corresponding lease liabilities of $1.3 billion and eliminated certain existing lease-related assets and liabilities as a net adjustment to the right-of-use assets. The Company’s right-of-use assets represent a right to use underlying assets for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease assets and liabilities are recognized at the lease commencement date (date on which the Company gains access to the property) based on the estimated present value of lease payments over the lease term, net of landlord allowances to be received. The Company accounts for the lease and non-lease components as a single lease component for all current classes of leases. In connection with this adoption, the Company recorded a transition adjustment, which was a net reduction of retained earnings of $5.5 million. This adjustment primarily reflects the difference between the right-of-use assets and lease liabilities recorded upon adoption, the elimination of the lease financing obligations and related assets, including the related put option, and the recognition of the impairment, upon adoption, of certain right-of-use assets totaling $1.2 million. The adoption of the new standard had no material impact on the Consolidated Statements of Income and Comprehensive Income, or the Consolidated Statements of Cash Flows, and did not impact the Company's compliance with debt covenants.

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

The Company has considered the impact of COVID-19 on our Consolidated Financial Statements and expects it to have future impacts, the extent of which is uncertain and largely subject to whether the severity of the pandemic worsens and/or its duration lengthens. These impacts could include but may not be limited to risks and uncertainty in the near to medium term related to federal, state, and local store closure requirements, customer demand, worker
EXPRESS, INC. | 2020 Form 10-K | 56

availability, the Company's ability to procure inventory, distribution facility closures, shifts in demand between sales channels, and market volatility in supply chain and store rents. Consequently, this may subject the Company to future risk of long-lived asset and lease right of use asset impairments, increased reserves for uncollectible accounts, and adjustments for inventory, including the lower of cost or net realizable value adjustment.

Going Concern and Management’s Plans
As previously disclosed, the COVID-19 pandemic has and continues to result in significant disruption to the Company’s business. As a result, the Company’s revenues, results of operations and cash flows continue to be materially adversely impacted. For the 52-week period ended January 30, 2021, the Company reported a net loss of $405.4 million and negative operating cash flows of $323.6 million. In response to the COVID-19 pandemic the Company borrowed $165.0 million under its Revolving Credit Facility and an additional $90.0 million under a Term Loan Facility. Upon receipt of proceeds from the Term Loan Facility the Company repaid $59.0 million of the Revolving Credit Facility. In addition, under the Term Loan Facility, the Company borrowed $50.0 million subsequent to year-end, that will be repaid upon receipt of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") receivable. The Revolving Credit Facility and the Term Loan Facility contain certain affirmative and negative covenants. Refer to Note 6 in the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details regarding the Revolving Credit Facility and Term Loan Facility. The Company is currently in compliance with its covenants and expects to remain in compliance, however, due to the uncertainty related to the duration of the COVID-19 pandemic and its continuing impacts, the Company could experience material changes to forecasted revenues and cash flows and may experience difficulty remaining in compliance with financial covenants under the Revolving Credit Facility and the Term Loan Facility. When conditions and events, in the aggregate, impact an entity's ability to continue as a going concern, management evaluates the mitigating effect of its plans to determine if it is probable that the plans will be effectively implemented and, when implemented, the plans will mitigate the relevant conditions or events.

The Company’s plans are focused on improving its results and liquidity through increased sales and cost reductions. The Company's current forecasts include sales and profitability improvements over fiscal year 2020 results. In addition, the Company has entered into agreements, or is in discussions with, most of its retail landlords to modify rent payments, receive rent concessions or otherwise reduce operating costs. The Company also has $111.3 million in income tax refunds that are receivable from the U.S. government based primarily on provisions in the CARES Act. Any legislative changes to the CARES Act or significant delays in receiving this tax refund could adversely impact the Company's financial position and results. The Company also has contingency plans in which it would further reduce or defer additional expenses and cash outlays, should operations weaken beyond current forecasts or if cash inflows from tax receivables are not received when expected. The Company believes these plans are probable of being successfully implemented, which will result in adequate cash flows to support its ongoing operations and to meet its covenant requirements under the Revolving Credit Facility and Term Loan Facility for one year following the date these financial statements are issued.

The accompanying Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

NOTE 2 | SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents
Cash and cash equivalents include investments in money market funds, payments due from banks for third-party credit and debit card transactions for up to five days of sales, cash on hand, and deposits with financial institutions. As of January 30, 2021 and February 1, 2020, amounts due from banks for credit and debit card transactions totaled approximately $7.5 million and $10.9 million, respectively.

Outstanding checks not yet presented for payment amounted to $32.1 million and $7.0 million as of January 30, 2021 and February 1, 2020, respectively, and are included in accounts payable on the Consolidated Balance Sheets.

EXPRESS, INC. | 2020 Form 10-K | 57

Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are classified using the following hierarchy, which is based upon the transparency of inputs to the valuation as of the measurement date.
•Level 1 - Valuation is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets.
•Level 2 - Valuation is based upon quoted prices for similar assets and liabilities in active markets or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
•Level 3 - Valuation is based upon other unobservable inputs that are significant to the fair value measurement.
Financial Assets
The following table presents the Company's financial assets measured at fair value on a recurring basis as of January 30, 2021 and February 1, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall.

	January 30, 2021
	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$35,964	$—	$—

	February 1, 2020
	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$188,182	$—	$—
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

The carrying amounts reflected on the Consolidated Balance Sheets for cash, cash equivalents, receivables, prepaid expenses, and payables as of January 30, 2021 and February 1, 2020 approximated their fair values.

Receivables, Net
Receivables, net consist primarily of non-income tax CARES Act receivable, construction allowances, receivables from the Bank related to the Card Agreement, our franchisees, and third-party resellers of our gift cards, and other miscellaneous receivables. Outstanding receivables are continuously reviewed for collectability. The Company's allowance for estimated credit losses was not significant as of January 30, 2021 or February 1, 2020.
Inventories
Inventories are principally valued at the lower of cost or net realizable value on a weighted-average cost basis. The Company writes down inventory, the impact of which is reflected in cost of goods sold, buying and occupancy costs in the Consolidated Statements of Income and Comprehensive Income, if the cost of specific inventory items on hand exceeds the amount the Company expects to realize from the ultimate sale or disposal of the inventory. These
EXPRESS, INC. | 2020 Form 10-K | 58

estimates are based on management's judgment regarding future demand and market conditions and analysis of historical experience. The lower of cost or net realizable value adjustment to inventory as of January 30, 2021 and February 1, 2020 was $14.5 million and $10.4 million, respectively.

The Company also records an inventory shrink reserve for estimated merchandise inventory losses between the last physical inventory count and the balance sheet date. This estimate is based on management's analysis of historical results.
Advertising
Advertising production costs are expensed at the time the promotion first appears in media, stores, or on the website. Total advertising expense totaled $110.6 million, $114.7 million, and $123.1 million in 2020, 2019, and 2018, respectively. Advertising costs are included in selling, general, and administrative expenses in the Consolidated Statements of Income and Comprehensive Income.

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

Store Asset Impairment
Property and equipment, including the right of use assets, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur indicating the carrying value of these assets may not be recoverable, an impairment test is required. These events include, but are not limited to, material adverse changes in projected revenues and cost of goods sold (exclusive of buying and occupancy costs), present cash flow losses combined with a history of cash flow losses and a forecast that demonstrates significant continuing losses, significant negative economic conditions, a significant decrease in the market value of an asset and store closure or relocation decisions. The reviews are conducted at the store level, the lowest identifiable level of cash flow.

Stores that display an indicator of impairment are subjected to an impairment assessment. Such stores are tested for recoverability by comparing the sum of the estimated future undiscounted cash flows to the carrying amount of the asset. This recoverability test requires management to make assumptions and judgments related, but not limited, to management’s expectations for future cash flows from operating the store.

▪The key assumptions used in the undiscounted future store cash flow models include sales growth rate and gross margin, exclusive of buying and occupancy costs.

An impairment loss may be recognized when these undiscounted future cash flows are less than the carrying amount of the asset group. In the circumstance of impairment, any loss would be measured as the excess of the carrying amount of the asset group over its fair value. Fair value of the store-related assets is determined at the individual store level based on the highest and best use of the asset group.
EXPRESS, INC. | 2020 Form 10-K | 59

•The key assumptions used in the fair value analysis may include discounted estimates of future store cash flows from operating the store and/or comparable market rents.

As a result of the COVID-19 pandemic, which included temporary store closures and a related decline in sales beginning in March 2020 and continuing through the remainder of the year, the Company concluded that a triggering event had occurred. Consequently, the Company performed impairment testing. As a result of this testing, during 2020, the Company recognized impairment charges as follows:

	2020	2019	2018
	(in thousands)
Right of use asset impairment	$25,117	$1,289	$—
Property and equipment asset impairment	9,263	3,141	818
Total asset impairment	$34,380	$4,430	$818
Impairment charges are recorded in cost of goods sold, buying and occupancy costs in the Consolidated Statements of Income and Comprehensive Income.

Investment in Equity Interests
In 2016, the Company made a $10.1 million investment in Homage, LLC, a privately held retail company based in Columbus, Ohio. The non-controlling investment in the entity was being accounted for under the equity method. Under the terms of the agreement governing the investment, the Company's investment was increased by $0.5 million during 2018, 2019 and 2020 as the result of an accrual of a non-cash preferred yield. This investment was assessed for impairment whenever factors indicated an other-than-temporary loss in value. Factors providing evidence of such a loss include the fair value of an investment that is less than its carrying value, absence of an ability to recover the carrying value or the investee’s inability to generate income sufficient to justify the carrying value. As a result of this assessment in 2018, the Company determined the carrying value exceeded the fair value and recognized an $8.4 million impairment charge in 2018 within other expense/(income), net in the Consolidated Statements of Income and Comprehensive Income. During 2020, the Company wrote off the remaining $2.7 million of its investment, inclusive of the $1.5 million preferred yield within other expense/(income), net in the Consolidated Statements of Income and Comprehensive Income. In addition, in 2020 and 2019, the Company recognized an additional $0.5 million impairment charge within other expense/(income), net in the Consolidated Statements of Income and Comprehensive Income. The fair value of the equity method investment was determined based on applying income and market approaches. The income approach relied on the discounted cash flow method and the market approach relied on a market multiple approach considering historical and projected financial results.

During the third quarter of 2020, the Company sold all of its interest in Homage, LLC back to Homage, LLC in exchange for a promissory note payable to the Company in the principal amount of $1.5 million. The Company has recorded a reserve against the full value of this promissory note.

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
The Company considers all available evidence, both positive and negative, when evaluating whether deferred tax assets are realizable. Such factors include past operating results, taxable income in prior carryback years, future reversal of existing temporary differences, prudent and feasible tax planning strategies, and forecasts of future operating income. The past operating results is given more weight than expectations of future profitability, which is
EXPRESS, INC. | 2020 Form 10-K | 60

inherently uncertain. The assumptions utilized in determining future taxable income require significant judgment and actual operating results in future years could differ from the Company’s current assumptions and estimates.
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
The income tax liability was $0.7 million and $0.8 million as of January 30, 2021 and February 1, 2020, respectively, and is included in accrued expenses on the Consolidated Balance Sheets.

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
Revenue Recognition
The following is information regarding the Company's major product categories and sales channels:

	2020	2019	2018
	(in thousands)
Apparel	$1,033,140	$1,736,700	$1,828,836
Accessories and other	132,069	216,152	222,611
Other revenue	43,165	66,342	64,897
Total net sales	$1,208,374	$2,019,194	$2,116,344

	2020	2019	2018
	(in thousands)
Retail	$860,613	$1,467,261	$1,616,123
Outlet	304,596	485,591	435,324
Other revenue	43,165	66,342	64,897
Total net sales	$1,208,374	$2,019,194	$2,116,344
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
EXPRESS, INC. | 2020 Form 10-K | 61

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

	2020	2019
	(in thousands)
Beginning balance loyalty deferred revenue	$14,063	$15,319
Revenue recognized	(5,112)	(1,256)
Ending balance loyalty deferred revenue	$8,951	$14,063
Sales Returns Reserve
The Company reduces net sales and provides a reserve for projected merchandise returns based on prior experience. Merchandise returns are often resalable merchandise and are refunded by issuing the same payment tender as the original purchase. Merchandise exchanges of the same product and price, typically due to size or color preferences, are not considered merchandise returns. The sales returns reserve was $6.4 million and $9.1 million as of January 30, 2021 and February 1, 2020, respectively, and is included in accrued expenses on the Consolidated Balance Sheets. The asset related to projected returned merchandise is included in other assets on the Consolidated Balance Sheets.

Gift Cards
The Company sells gift cards in its stores, on its eCommerce website, and through third parties. These gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The gift card liability balance was $23.5 million, and $24.1 million as of January 30, 2021 and February 1, 2020, respectively, and is included in deferred revenue on the Consolidated Balance Sheets. The Company recognizes revenue from gift cards when they are redeemed by the customer. The Company also recognizes income on unredeemed gift cards, referred to as “gift card breakage.” Gift card breakage is recognized proportionately using a time-based attribution method from issuance of the gift card to the time when it can be determined that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. The gift card breakage rate is based on historical redemption patterns. Gift card breakage is included within the other revenue component of net sales in the Consolidated Statements of Income and Comprehensive Income.
EXPRESS, INC. | 2020 Form 10-K | 62

	2020	2019
	(in thousands)
Beginning gift card liability	$24,142	$25,133
Issuances	25,996	43,028
Redemptions	(24,027)	(40,527)
Gift card breakage	(2,633)	(3,492)
Ending gift card liability	$23,478	$24,142
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
Pursuant to the Card Agreement, the Company receives amounts from the Bank during the term based on a percentage of private label credit card sales and is also eligible to receive incentive payments for the achievement of certain performance targets. These funds are recorded within the other revenue component of net sales in the Consolidated Statements of Income and Comprehensive Income. The Company also receives reimbursement funds from the Bank for certain expenses the Company incurs. These reimbursement funds are used by the Company to fund marketing and other programs associated with the private label credit card. The reimbursement funds received related to private label credit cards are recorded within the other revenue component of net sales in the Consolidated Statements of Income and Comprehensive Income.

In connection with the Card Agreement, the Bank agreed to pay the Company a $20.0 million refundable payment which the Company recognized upon receipt as deferred revenue within other long-term liabilities in the Consolidated Balance Sheets and began to recognize into income on a straight-line basis commencing January 2018. As of January 30, 2021, the deferred revenue balance of $11.3 million will be recognized over the remaining term of the amended Card Agreement within the other revenue component of net sales in the Consolidated Statements of Income and Comprehensive Income.

	2020	2019
	(in thousands)
Beginning balance refundable payment liability	$14,150	$17,028
Recognized in revenue	(2,878)	(2,878)
Ending balance refundable payment liability	$11,272	$14,150
Cost of Goods Sold, Buying and Occupancy Costs
Cost of goods sold, buying and occupancy costs, includes merchandise costs, freight, inventory shrinkage, and other gross margin related expenses. Buying and occupancy expenses primarily include payroll, benefit costs, and other operating expenses for the buying departments (merchandising, design, manufacturing, and planning and allocation), distribution, eCommerce fulfillment, rent, common area maintenance, real estate taxes, utilities, maintenance, and depreciation for stores.

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

EXPRESS, INC. | 2020 Form 10-K | 63

Other Operating Expense, Net
Other operating expense, net primarily consists of gains/losses on disposal of assets, excess proceeds from the settlement of insurance claims and the write off of certain costs associated with aborted debt negotiations.

Other Expense, Net
Other expense, net primarily consists of the pre-tax write-off of our 2016 investment in Homage, LLC.

NOTE 3 | PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of:

	January 30, 2021	February 1, 2020
	(in thousands)
Building improvements	$16,206	$16,206
Furniture, fixtures and equipment, and software	552,412	525,720
Leasehold improvements	396,668	406,183
Construction in process	3,304	30,719
Other	812	811
Total	969,402	979,639
Less: accumulated depreciation	(789,204)	(731,309)
Property and equipment, net	$180,198	$248,330
Depreciation expense totaled $76.1 million, $87.9 million, and $88.2 million in 2020, 2019, and 2018, respectively, excluding impairment charges discussed in Note 2.

NOTE 4 | LEASES

The Company leases all of its store locations and its corporate headquarters, which also includes its distribution center, under operating leases. The store leases typically had initial terms of 5 to 10 years however, most of the leases that are coming to the end of their lease lives are being renegotiated with shorter terms. The current lease term for the corporate headquarters expires in 2026, with one optional five-year extension period. The Company also leases certain equipment and other assets under operating leases, typically with initial terms of 3 to 5 years. The lease term includes the initial contractual term as well as any options to extend the lease when it is reasonably certain that the Company will exercise that option. Leases with an initial term of 12 months or less (short-term leases) are not recorded on the balance sheet. The Company does not currently have any material short-term leases. The Company is generally obligated for the cost of property taxes, insurance and other landlord costs, including common area maintenance charges, relating to its leases. If these charges are fixed, they are combined with lease payments in determining the lease liability; however, if such charges are not fixed, they are considered variable lease costs and are expensed as incurred. The variable payments are not included in the measurement of the lease liability or asset. The Company’s finance leases are immaterial. The Company did not make any amendments to its lease modification policies as a result of the COVID-19 pandemic.

Certain lease agreements include rental payments based on a percentage of retail sales over contractual levels and others include rental payments adjusted periodically for inflation. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As a result of the impact of the COVID-19 pandemic, the Company did not initially make its store rent payments for certain stores in the first and second quarter of 2020. The Company established an accrual for rent payments that were not made and has continued to recognize accrued rent expense. As a result of negotiations with certain landlords, the Company has since made rent payments for certain stores and some landlords have agreed to abate certain rent payments. The appropriate adjustments were made to accrued rent. Accrued rent is within accrued
EXPRESS, INC. | 2020 Form 10-K | 64

expenses on the Consolidated Balance Sheets. Accrued minimum rent as of January 30, 2021 and February 1, 2020, was $56.3 million and $3.2 million, respectively.

The following table is a summary of the Company’s components of net lease cost, which is included in cost of goods sold, buying and occupancy costs, in the Consolidated Statements of Income and Comprehensive Income:

	2020	2019
	(in thousands)
Operating lease costs	$272,896	$280,166
Variable and short-term lease costs	60,925	65,535
Total lease costs	$333,821	$345,701

Total lease costs for 2018 were $356.8 million.

Supplemental cash flow information related to leases is as follows:

	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$197,824	$279,092
Right-of-use assets obtained in exchange for operating lease liabilities	$44,433	$39,851

Supplemental balance sheet information related to leases is as follows:

	2020	2019
Operating leases:
Weighted average remaining lease term (in years)	5.1	5.7
Weighted average discount rate	5.4%	4.8%

The Company’s lease agreements do not provide an implicit rate, so the Company uses an estimated incremental borrowing rate, which is derived from third-party information available at the lease commencement date, in determining the present value of lease payments. The rate used is for a secured borrowing of a similar term as the lease.

EXPRESS, INC. | 2020 Form 10-K | 65

The following table reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the Consolidated Balance Sheets as of January 30, 2021:

January 30, 2021
(in thousands)
2021	$229,299
2022	228,188
2023	200,719
2024	154,197
2025	115,812
Thereafter	132,843
Total minimum lease payments	1,061,058
Less: amount of lease payments representing interest	134,668
Present value of future minimum lease payments	926,390
Less: current obligations under leases	203,441
Long-term lease obligations	$722,949

Annual store rent consists of a fixed minimum amount and/or contingent rent based on a percentage of sales exceeding a stipulated amount.

NOTE 5 | INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	2020	2019	2018
Current:	(in thousands)
U.S. federal	$(109,627)	$(602)	$7,644
U.S. state and local	(1,240)	(363)	2,480
Total	(110,867)	(965)	10,124
Deferred:
U.S. federal	37,292	(39,272)	371
U.S. state and local	17,675	(10,289)	165
Total	54,967	(49,561)	536
Income tax (benefit)/expense	$(55,900)	$(50,526)	$10,660
The following table provides a reconciliation between the statutory federal income tax rate and the effective tax rate:

	2020	2019	2018
Federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax effect	5.2%	3.4%	13.2%
Change in uncertain tax positions	0.1%	0.4%	(1.5)%
Share-based compensation	(0.3)%	(1.3)%	5.5%
Non-deductible executive compensation	(0.2)%	(0.4)%	13.8%
Change in valuation allowance	(22.9)%	(0.1)%	6.3%
Change in tax law	9.1%	—%	(1.0)%
Tax credits	0.1%	0.3%	(5.0)%
Other items, net	—%	0.2%	0.2%
Effective tax rate	12.1%	23.5%	52.5%

EXPRESS, INC. | 2020 Form 10-K | 66

On March 27, 2020, the CARES Act was enacted into law. The CARES Act provides several provisions that impact the Company including the establishment of a five-year carryback of net operating losses originating in the tax years 2018, 2019, and 2020, temporarily suspending the 80% limitation on the use of net operating losses, relaxing limitation rules on business interest deductions, and retroactively clarifying that businesses may immediately write-off certain qualified leasehold improvement property dating back to January 1, 2018.

The decrease in the tax rate in 2020 compared to 2019 is primarily attributable to the impact of establishing a valuation allowance against the Company's net deferred tax assets. This was partially offset by the impact from the CARES Act of the 2019 and 2020 U.S. federal net operating losses that are able to be carried back to years with a higher federal statutory tax rate than is currently enacted.

The decrease in the tax rate in 2019 compared to 2018 is primarily attributable to the large pre-tax loss from the impairment of intangible assets, partially offset by the impact on the tax rate of the share-based compensation, non-deductible executive compensation, and valuation allowance recorded in 2018.

The following table provides the effect of temporary differences that created deferred income taxes as of January 30, 2021 and February 1, 2020. Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carry-forwards at the end of the respective periods.

	January 30, 2021	February 1, 2020
	(in thousands)
Deferred tax assets:
Accrued expenses and deferred compensation	$10,478	$9,984
Lease liability	249,819	304,942
Intangible assets	24,592	26,059
Inventory	1,154	1,974
Deferred revenue	7,582	9,040
Net operating losses, tax credit and other carryforwards	51,204	2,265
Valuation allowance	(108,418)	(2,313)
Total deferred tax assets	236,411	351,951

Deferred tax liabilities:
Prepaid expenses	3,861	3,702
Right of use asset	210,796	268,779
Other	1,200	464
Property and equipment	20,554	24,039
Total deferred tax liabilities	236,411	296,984
Net deferred tax asset	$—	$54,967
Due to the ongoing impact of the COVID-19 pandemic, the Company no longer believes it is able to objectively forecast taxable income in future years, which provides significant negative evidence when assessing whether the Company will more likely than not realize the full amount of the U.S. net deferred tax assets. As such, the Company recorded a valuation allowance against the full amount of the U.S. net deferred tax assets that were not utilized with the 2020 net operating loss carryback under the CARES Act. We will continue to evaluate the Company's ability to realize the deferred tax assets on a quarterly basis.
As of January 30, 2021, the Company had U.S. federal net operating loss carryforwards of $92.8 million and U.S. state net operating loss carryforwards of $490.0 million. The U.S. federal net operating losses have an indefinite carryforward period. The U.S. state net operating losses have carryforward periods of five to twenty years with varying expiration dates and certain jurisdictions have an unlimited carryforward. The Company had U.S. federal and state capital loss carryforwards of $10.2 million, which, if unused, will expire in five years. In addition, certain U.S. federal tax credits generated in tax years 2015 to 2019 in the amount of $3.8 million will no longer be utilized due to the net operating loss carryback claims under the CARES Act. These tax credits can be carried forward 20
EXPRESS, INC. | 2020 Form 10-K | 67

years and expire starting in 2035. The Company also has $0.1 million in foreign tax credits, which can be carried forward 10 years and expire starting in 2027. A valuation allowance has been recorded on all of these tax attributes.

The following table summarizes the presentation of the Company’s net deferred tax assets on the Consolidated Balance Sheets:

	January 30, 2021	February 1, 2020
	(in thousands)
Deferred tax assets	$—	$54,973
Other long-term liabilities	—	(6)
Net deferred tax assets	$—	$54,967

The following table summarizes the changes in the valuation allowance:

	2020	2019	2018
	(in thousands)
Valuation allowance, beginning of year	$2,313	$2,108	$832
Changes in related gross deferred tax assets/liabilities	410	—	—
Charge	105,695	205	1,276
Valuation allowance, end of year	$108,418	$2,313	$2,108
Uncertain Tax Positions
The Company evaluates tax positions using a more likely than not recognition criterion.

A reconciliation of the beginning to ending unrecognized tax benefits is as follows:

	January 30, 2021	February 1, 2020	February 2, 2019
	(in thousands)
Unrecognized tax benefits, beginning of year	$1,305	$1,928	$2,398
Gross addition for tax positions of the current year	—	—	42
Gross addition for tax positions of the prior year	327	300	—
Settlements	—	(2)	—
Reduction for tax positions of prior years	—	(240)	(28)
Lapse of statute of limitations	(244)	(681)	(484)
Unrecognized tax benefits, end of year	$1,388	$1,305	$1,928
The amount of the above unrecognized tax benefits as of January 30, 2021, February 1, 2020, and February 2, 2019 that would impact the Company's effective tax rate, if recognized, is $1.4 million, $1.3 million, and $1.9 million, respectively.

During 2020 and 2019, the Company released gross uncertain tax positions of $0.2 million and $0.7 million, respectively, and the related accrued interest and penalties of $0.2 million and $0.3 million, respectively, as a result of the expiration of associated statutes of limitation.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The total amount of net interest in tax expense related to interest and penalties included in the Consolidated Statements of Income and Comprehensive Income was $(0.1) million for 2020, $(0.1) million for 2019, and $0.1 million for 2018. As of January 30, 2021 and February 1, 2020, the Company had accrued interest and penalties of $0.4 million and $0.5 million, respectively.

EXPRESS, INC. | 2020 Form 10-K | 68

The Company is subject to examination by the IRS for years subsequent to 2013. The Company is also generally subject to examination by various U.S. state and local and non-U.S. tax jurisdictions for the years subsequent to 2013. The Company does not expect the results from any income tax audit to have a material impact on the Company’s financial statements.

The Company believes that over the next twelve months, it is reasonably possible that up to $0.1 million of unrecognized tax benefits could be resolved as the result of settlements of audits and the expiration of statutes of limitation. Final settlement of these issues may result in payments that are more or less than this amount, but the Company does not anticipate that the resolution of these matters will result in a material change to its consolidated financial position or results of operations.

NOTE 6 | DEBT

The following table summarizes the Company's outstanding debt as of the dates indicated:

	January 30, 2021	February 1, 2020
	(in thousands)
Term Loan Facility	$90,000	$—
Revolving Facility	106,050	—
Total outstanding borrowings	196,050	—
Less: unamortized debt issuance costs	(4,018)	—
Total debt, net	192,032	—
Less: current portion of long-term debt	—	—
Long-term debt, net	$192,032	$—

Outstanding letters of credit	$36,099	$12,742
Term Loan Facility
On January 13, 2021, Express Holding, LLC, a wholly-owned subsidiary of the Company (“Express Holding”), and its subsidiaries entered into the $140.0 million Asset-Based Term Loan Agreement (the “Term Loan Facility”), among the Loan Parties (as defined therein), Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and collateral agent, and the other lenders named therein (the “Term Loan Lenders”).

The Term Loan Facility provides for a “first in, last out” term loan in an amount equal to $90.0 million (the “FILO Term Loan”) and a delayed draw term loan facility in an amount equal to $50.0 million (the “DDTL”). The Term Loan Facility is a senior secured obligation that ranks equally with the Loan Parties’ other senior secured obligations.

The proceeds of the FILO Term Loan and the DDTL will be used, among other things, for working capital and other general corporate purposes.

Amounts borrowed under the FILO Term Loan will be repaid in quarterly installments at a rate of 1.25% per quarter based on the original principal amount of the FILO Term Loan, commencing with the fiscal quarter beginning on or about January 30, 2022. All remaining amounts of the Term Loan Facility outstanding on the maturity date will be paid in full on the maturity date, or May 24, 2024. The Loan Parties must repay amounts incurred under the Term Loan Facility with net proceeds from the incurrence of certain additional debt, after payment in full and termination of the $250.0 million asset-based loan credit facility, when outstanding loans under the Term Loan Facility and asset-based loan credit facility exceed the aggregate borrowing base under the Term Loan Facility and asset-based loan credit facility, and, in the case of the DDTL only, with tax refund proceeds payable to the Company pursuant to the CARES Act. Voluntary prepayments under the Term Loan Facility are permitted at any time upon proper notice and subject to minimum dollar amounts and, in certain instances, a prepayment fee.

Amounts borrowed under the Term Loan Facility will bear interest at a variable rate indexed to LIBOR plus a pricing margin ranging from 8.00% to 8.25% per annum, as determined in accordance with the provisions of the Term Loan
EXPRESS, INC. | 2020 Form 10-K | 69

Facility based on EBITDA, as of any date of determination, for the most recently ended twelve month period. Interest payments under the Term Loan Facility are due on the first day of each calendar month. As of January 30, 2021 the interest rate on the outstanding FILO Term Loan was 9.0%.

The Term Loan Facility is subject to a borrowing base which is calculated based on specified percentages of eligible inventory, credit card receivables, intellectual property and, after the advance of the DDTL, the lesser of the amount of the tax refund claim under the CARES Act and the outstanding amount of the DDTL.

The Term Loan Facility financial covenant requires the Borrower to maintain minimum excess availability of at least the greater of (i) $25.0 million or (ii) 10% of the sum of (x) Amended Revolving Credit Facility (defined below) loan cap (calculated without giving effect to any term pushdown reserve) plus (y) the lesser of (A) the outstanding principal balance under the Term Loan Facility and (B) the term loan borrowing base. In addition, the Term Loan Facility contains customary covenants and restrictions on the Company’s and its subsidiaries’ activities, including, but not limited to, limitations on the amount of cash that can be held, the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, distributions, dividends, the repurchase of capital stock, transactions with affiliates, the ability to change the nature of its business or its fiscal year, and permitted activities of the Company.

The Term Loan Facility includes customary events of default that include, among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross-default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults, structural defaults under the loan documents and a change of control default. The occurrence of an event of default could result in the acceleration of the obligations under the Term Loan Facility. Under certain circumstances, a default interest rate will apply on any amount payable under the Term Loan Facility during the existence of an event of default at a per annum rate equal to 2.00% above the applicable interest rate for any principal and 2.00% above the rate applicable for base rate loans for any other interest.

All obligations under the Term Loan Facility are guaranteed by the Loan Parties (other than the Borrower (as defined therein)) and secured by (a) a second priority lien on, substantially all of the Loan Parties’ working capital assets, including cash, accounts receivable, and inventory, and (b) a first priority lien on, substantially all of the Loan Parties’ non-working capital assets, including intellectual property, and the tax refund payable to the Company pursuant to the CARES Act, in each case, subject to certain permitted liens.

As of January 30, 2021, the Company had $90.0 million in borrowings outstanding under the Term Loan Facility. The fair value of the Term Loan Facility at January 30, 2021 was $90.1 million. Subsequent to its fiscal 2020 year-end, the Company also drew down the additional $50.0 million under the DDTL.

The Company recorded deferred financing costs associated with the issuance of the FILO Term Loan Facility of $4.1 million. These costs will be amortized over the respective contractual terms of the Term Loan Facility. The Company’s FILO Term Loan debt is presented on the Consolidated Balance Sheets, net of the unamortized fees. The Company also recorded $2.3 million in deferred financing costs associated with the DDTL. These costs are recorded in other assets on the Consolidated Balance Sheet until the amounts are drawn down under the DDTL.

Maturities of the Term Loan Facility during the next five fiscal years and thereafter are as follows:

January 30, 2021
(in thousands)
2021	$—
2022	4,500
2023	4,500
2024	81,000
2025	—
Thereafter	—
Total	$90,000
EXPRESS, INC. | 2020 Form 10-K | 70

Revolving Credit Facility
On May 24, 2019, Express Holding and its subsidiaries entered into a First Amendment to the Second Amended and Restated $250.0 million Asset-Based Loan Credit Agreement (as amended, the “Revolving Credit Facility”).

On March 17, 2020, the Company provided notice to the lenders under the Revolving Credit Facility of a request to borrow $165.0 million.

On January 13, 2021, Express Holding and its subsidiaries entered into the Second Amendment to the Second Amended and Restated $250.0 million Asset-Based Loan Credit Agreement and the Second Amendment to the Amended and Restated Security Agreement, among the Loan Parties (as defined therein), the lenders party thereto, and Wells Fargo, as administrative agent, as collateral agent, as issuing bank and as swing line lender (the “Revolving Credit Facility Amendment”). The Revolving Credit Facility Amendment amends the Loan Parties’ existing asset-based Revolving Credit Facility (as amended by the Revolving Credit Facility Amendment, the “Amended Revolving Credit Facility”), which is scheduled to expire on May 24, 2024.

The Revolving Credit Facility Amendment added the Company and Express Topco LLC as Loan Parties, fully obligated and bound by all of the respective covenants, representations, warranties and events of default.

Under the Amended Revolving Credit Facility, revolving loans may be borrowed, repaid and reborrowed until May 24, 2024, at which time all amounts borrowed must be repaid. Borrowings under the Amended Revolving Credit Facility bear interest at variable rates that are indexed, at the Borrower’s option, to LIBOR or the base rate as defined in the credit agreement governing the asset-based loan credit facility, in each case plus a pricing margin. The pricing margin for LIBOR loans ranges from 2.00% to 2.25% per annum, and the pricing margin for base rate loans ranges from 1.00% to 1.25% per annum, in each case as determined in accordance with the provisions of the Amended Revolving Credit Facility based on average daily excess availability. The Amended Revolving Credit Facility has a maximum borrowing amount of $250 million, subject to a borrowing base which is calculated based on specified percentages of eligible inventory, credit card receivables and cash, less certain reserves. Commitment reductions and termination of the Amended Revolving Credit Facility prior to the maturity date is permitted, subject in certain instances to a prepayment fee. As of January 30, 2021, the interest rate on the outstanding borrowings of $105.0 million at LIBOR was approximately 2.8% and the interest rate on the outstanding borrowings of $1.1 million at the base rate was approximately 4.5%.

The unused line fee payable under the Amended Revolving Credit Facility is 0.375% per annum when average daily excess availability during an applicable fiscal quarter is greater than or equal to 50% of the borrowing base and 0.20% per annum when average daily excess availability is less than 50% of the borrowing base, payable quarterly in arrears on the first day of each calendar month. The Borrower is also obligated to pay other customary closing fees, arrangement fees, administration fees and letter of credit fees for a credit facility of this size and type.

Interest payments under the Amended Revolving Credit Facility are due on the first day of each calendar month for base rate loans. Interest payments under the Amended Revolving Credit Facility are due on the last day of the interest period for LIBOR loans for interest periods of one and three months, and additionally every three months after the first day of the interest period for LIBOR loans for interest periods of greater than three months.

The Amended Revolving Credit Facility financial covenant requires the Borrower to maintain minimum excess availability of at least the greater of (i) $25 million or (ii) 10% of the sum of (x) Amended Revolving Credit Facility loan cap (calculated without giving effect to any term pushdown reserve) plus (y) the lesser of (A) the outstanding principal balance under the Term Loan Facility and (B) the term loan borrowing base. Subject to certain conditions, the Amended Revolving Credit Facility restricts prepayment of the Term Loan Facility, except in connection with a prepayment made solely from the tax refund payable to the Company pursuant to the CARES Act. In addition, the Amended Revolving Credit Facility contains customary covenants and restrictions on the Company’s and its subsidiaries’ activities, including, but not limited to, limitations on the amount of cash that can be held, incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, distributions, dividends, the repurchase of capital stock, transactions with affiliates, the ability to change the nature of its business or its fiscal year, and permitted activities of the Company.

The Amended Revolving Credit Facility includes customary events of default that, include among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross-default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults, structural defaults
EXPRESS, INC. | 2020 Form 10-K | 71

under the loan documents and a change of control default. The occurrence of an event of default could result in the acceleration of the obligations under the Amended Revolving Credit Facility. Under certain circumstances, a default interest rate will apply on any amount payable under the Amended Revolving Credit Facility during the existence of an event of default at a per annum rate equal to 2.00% above the applicable interest rate for any principal and 2.00% above the rate applicable for base rate loans for any other interest.

All obligations under the Amended Revolving Credit Facility are guaranteed by the Loan Parties (other than the Borrower) and secured by (a) a first priority lien on, substantially all of the Loan Parties’ working capital assets, including cash, accounts receivable, and inventory, and (b) a second priority lien on, substantially all of the Loan Parties’ non-working capital assets, including intellectual property, and the refund payable to the Company pursuant to the CARES Act, in each case, subject to certain permitted liens.

Approximately $59.0 million of the proceeds from the Term Loan Facility were used to repay the Amended Revolving Credit Facility, which previously had $165.0 million in outstanding revolving borrowings. As of January 30, 2021, the Company had $106.1 million in borrowings outstanding under the Revolving Credit Facility and approximately $35.6 million remained available for borrowing under the Revolving Credit Facility after giving effect to outstanding letters of credit in the amount of $36.1 million and subject to certain borrowing base limitations as further discussed above. The fair value of the Revolving Credit Facility at January 30, 2021 was $106.1 million.

Letters of Credit
The Company may enter into various trade letters of credit ("trade LCs") in favor of certain vendors to secure merchandise. These trade LCs are issued for a defined period of time, for specific shipments, and generally expire three weeks after the merchandise shipment date. As of January 30, 2021 and February 1, 2020, there were no outstanding trade LCs. Additionally, the Company enters into stand-by letters of credit ("stand-by LCs") on an as-needed basis to secure payment obligations for third party logistic services, merchandise purchases, and other general and administrative expenses. As of January 30, 2021 and February 1, 2020, outstanding stand-by LCs totaled $36.1 million and $12.7 million, respectively.

NOTE 7 | STOCKHOLDERS' EQUITY

Share Repurchase Programs
On November 28, 2017, the Company's Board of Directors ("Board") approved a share repurchase program that authorizes the Company to repurchase up to $150.0 million of the Company’s outstanding common stock using available cash (the "2017 Repurchase Program"). The Company may repurchase shares on the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and amount of stock repurchases will depend on a variety of factors, including business and market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified, or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the program. In 2018, the Company repurchased 10.0 million shares of its common stock under the 2017 Repurchase Program for an aggregate amount equal to $83.2 million, including commissions. In 2019, the Company repurchased 4.3 million shares of its common stock under the 2017 Repurchase Program for an aggregate amount equal to $15.6 million, including commissions. In 2020, the Company did not repurchase shares of its common stock. As of January 30, 2021, the Company had approximately $34.2 million remaining under this authorization.

Stockholder Rights Agreement
On April 20, 2020, the Board adopted a Stockholder Rights Agreement (the “Rights Agreement”). Under the Rights Agreement, one preferred share purchase right was distributed for each share of common stock, par value $0.01, outstanding at the close of business on April 30, 2020 and one right will be issued for each new share of common stock issued thereafter. The rights will initially trade with common stock and will generally become exercisable only if any person (or any persons acting as a group) acquires 10% (or 20% in the case of certain passive investors) or more of the Company’s outstanding common stock (the “triggering percentage”). In the event the rights become exercisable, each holder of a right, other than the triggering person, will be entitled to purchase additional shares of common stock at a 50% discount or the Company may exchange each right held by such holders for one share of
EXPRESS, INC. | 2020 Form 10-K | 72

common stock. Existing 10% or greater stockholders are grandfathered to the extent of their April 21, 2020 ownership levels. The Rights Agreement will continue in effect until April 19, 2021, or unless earlier redeemed or terminated by the Company, as provided in the Rights Agreement. The rights have no voting or dividend privileges, and, unless and until they become exercisable, have no dilutive effect on the earnings of the Company.

NOTE 8 | LONG-TERM INCENTIVE COMPENSATION

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

Long-Term Incentive Compensation Plans
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

The following summarizes long-term incentive compensation expense:

	2020	2019	2018
	(in thousands)
Restricted stock units and restricted stock	$8,220	$7,956	$10,982
Stock options	1,242	795	1,564
Performance-based restricted stock units	—	(574)	568
Total share-based compensation	$9,462	$8,177	$13,114
Cash-settled awards	695	53	469
Total long-term incentive compensation	$10,157	$8,230	$13,583
The stock compensation related income tax benefit recognized by the Company in 2020, 2019, and 2018 was $0.9 million, $1.8 million, and $2.6 million, respectively.

EXPRESS, INC. | 2020 Form 10-K | 73

Equity Awards
Restricted Stock Units
During 2020, the Company granted restricted stock units ("RSUs") under the terms of the 2018 Plan. The fair value of the RSUs is determined based on the Company's closing stock price on the day prior to the grant date in accordance with the 2018 Plan. The RSUs granted in 2020, in general, vest ratably over three years and the expense related to these RSUs will be recognized using the straight-line attribution method over this vesting period.
The Company's activity with respect to RSUs and restricted stock, including awards with performance conditions granted prior to 2018, for 2020 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value
	(in thousands, except per share amounts)
Unvested, February 1, 2020	4,260	$4.78
Granted	5,143	$1.73
Vested	(1,392)	$5.32
Forfeited	(921)	$3.50
Unvested, January 30, 2021	7,090	$2.63
The total fair value of RSUs and restricted stock that vested was $7.4 million, $12.2 million, and $13.8 million, during 2020, 2019, and 2018, respectively. As of January 30, 2021, there was approximately $11.4 million of total unrecognized compensation expense related to unvested RSUs and restricted stock, which is expected to be recognized over a weighted-average period of approximately 1.4 years.
Stock Options
During 2020, the Company did not grant stock options. The expense for stock options is recognized using the straight-line attribution method.

The Company's activity with respect to stock options during 2020 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding, February 1, 2020	3,650	$7.67
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(326)	$18.15
Outstanding, January 30, 2021	3,324	$6.65	7.0	$7,888
Expected to vest at January 30, 2021	2,038	$2.69	8.4	$6,833
Exercisable at January 30, 2021	1,255	$13.17	4.6	$952
The following provides additional information regarding the Company's stock options:

	2020	2019	2018
	(in thousands, except per share amounts)
Weighted average grant date fair value of options granted	N/A	$1.25	N/A
Total intrinsic value of options exercised	N/A	$—	N/A
As of January 30, 2021, there was approximately $1.2 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of approximately 1.3 years.
EXPRESS, INC. | 2020 Form 10-K | 74

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

	2020	2019	2018
Risk-free interest rate (1)	N/A	1.93%	N/A
Price Volatility (2)	N/A	47.27%	N/A
Expected term (years) (3)	N/A	6.29	N/A
Dividend yield (4)	N/A	—	N/A
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
Performance-based Restricted Stock Units
In the first quarter of 2018, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock upon vesting. The number of shares earned could range between 0% and 200% of the target amount depending upon performance achieved over the three year vesting period. The performance conditions of the award include adjusted diluted earnings per share ("EPS") targets and total shareholder return (TSR) of the Company’s common stock relative to a select group of peer companies. A Monte Carlo valuation model was used to determine the fair value of the awards. The TSR performance metric is a market condition. Therefore, fair value of the awards is fixed at the measurement date and is not revised based on actual performance. The number of shares that will ultimately vest will change based on estimates of the Company’s adjusted EPS performance in relation to the pre-established targets. As of January 30, 2021, it is estimated that none of the shares granted in 2018 will vest based on the performance against predefined financial targets to date.

Cash-Settled Awards
Time-Based Cash-Settled Awards
During 2020, the Company granted time-based cash-settled awards to employees that vest ratably over three years. These awards are classified as liabilities, are valued based on the fair value of the award at the grant date and do not vary based on changes in the Company's stock price or performance. The expense related to these awards will be recognized using the straight-line attribution method over this vesting period. As of January 30, 2021, $3.1 million of total unrecognized compensation cost is expected to be recognized on cash-settled awards over a weighted-average period of 1.6 years.

Performance-Based Cash-Settled Awards
During 2019 and 2018, the Company granted cash-settled awards to a limited number of senior executive-level employees. These awards are classified as liabilities, are valued based on the fair value of the award at the grant date and are remeasured at each reporting date until settlement with compensation expense being recognized in proportion to the completed requisite period up until date of settlement. The amount of cash earned could range between 0% and 200% of the target amount depending upon performance achieved over the three-year vesting period. The performance conditions of the award include EPS targets and TSR of the Company’s common stock relative to a select group of peer companies. A Monte Carlo valuation model is used to determine the fair value of the awards. As of January 30, 2021, it is estimated that none of the performance-based cash-settled awards granted in 2019 and 2018 will vest based on the performance against predefined financial targets to date.

EXPRESS, INC. | 2020 Form 10-K | 75

NOTE 9 | EARNINGS PER SHARE

The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share:

	2020	2019	2018
	(in thousands)
Weighted-average shares - basic	64,624	66,133	72,518
Dilutive effect of stock options, restricted stock units, and restricted stock	—	—	721
Weighted-average shares - diluted	64,624	66,133	73,239
Equity awards representing 10.6 million, 7.5 million, and 3.4 million shares of common stock were excluded from the computation of diluted earnings per share for 2020, 2019, and 2018, respectively, as the inclusion of these awards would have been anti-dilutive.

Additionally, for 2020, 0.2 million shares were excluded from the computation of diluted weighted average shares because the number of shares that will ultimately be issued is contingent on the Company's performance compared to pre-established performance goals, which have not been achieved as of January 30, 2021.

NOTE 10 | RETIREMENT BENEFITS

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

Total expense recognized related to the Qualified Plan employer match was $3.4 million, $4.2 million, and $4.1 million in 2020, 2019, and 2018, respectively.

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

NOTE 11 | COMMITMENTS AND CONTINGENCIES

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

EXPRESS, INC. | 2020 Form 10-K | 76

In August 2018, former associate Leticia Rosete filed suit in Los Angeles County Superior Court for the State of California alleging violations of California state wage and hour statutes and other labor standard violations (including claims for discrimination, harassment, retaliation, etc.). The lawsuit seeks unspecified monetary damages and attorneys’ fees.

On January 29, 2019, Mr. Jorge Chacon filed a second representative action in the Superior Court for the State of California for the County of Orange alleging violations of California state wages and hour statutes and other labor standard violations. The lawsuit seeks unspecified monetary damages and attorneys' fees.

The Company is vigorously defending itself against these claims and, as of January 30, 2021, has established an estimated liability based on its best estimate of the outcome of the matters.

The Company is subject to various other claims and contingencies arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

NOTE 12 | RESTRUCTURING COSTS

In the fourth quarter of 2019, in connection with the announcement with the Company’s new strategy and the restructuring of the Company’s work force to align to this strategy, the Company recognized $7.3 million in restructuring and related reorganization charges. The charges were primarily related to employee severance, benefits and professional fees. As of January 30, 2021, approximately $0.5 million remains in accrued expenses on the Consolidated Balance Sheet and will be paid out in 2021.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 30, 2021.

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
EXPRESS, INC. | 2020 Form 10-K | 77

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of January 30, 2021. In making this assessment, we used the criteria set forth by COSO. Based on our assessment, management concluded that, as of January 30, 2021, the Company's internal control over financial reporting was effective.
PricewaterhouseCoopers, LLP, an independent registered public accounting firm that audited the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, has also audited the effectiveness of the Company's internal control over financial reporting as of January 30, 2021, as stated in their report which is included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) that occurred during the fourth quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
None.

EXPRESS, INC. | 2020 Form 10-K | 78

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated herein by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item is incorporated herein by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated herein by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders.
The following table summarizes share and exercise price information about our equity compensation plan as of January 30, 2021.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,621,599	$6.65	5,170,867
Equity compensation plans not approved by security holders	—	—	—
Total	10,621,599	$6.65	5,170,867
The table above includes 207,515 RSUs with performance conditions. The number of performance-based RSUs that are ultimately earned may vary from 0% to 200% of target depending on achievement relative to the predefined financial performance targets. The amounts in columns (a) and (c) reflected in the table are calculated assuming the target payout for all performance-based restricted stock units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated herein by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item is incorporated herein by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
EXPRESS, INC. | 2020 Form 10-K | 79

(a)    (1)   Consolidated Financial Statements
The following consolidated financial statements of Express, Inc. and its subsidiaries are filed as part of this report under Item 8. Financial Statements and Supplementary Data:
Report of Independent Registered Public Accounting Firm - PricewaterhouseCoopers, LLP
Consolidated Balance Sheets as of January 30, 2021 and February 1, 2020
Consolidated Statements of Income and Comprehensive Income for the years ended January 30, 2021, February 1, 2020, and February 2, 2019
Consolidated Statements of Changes in Stockholders' Equity for the years ended January 30, 2021, February 1, 2020, and February 2, 2019
Consolidated Statements of Cash Flows for the years ended January 30, 2021, February 1, 2020, and February 2, 2019
Notes to Consolidated Financial Statements
(2)   Financial Statement Schedules
Schedules have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.
(3)   List of Exhibits
The following exhibits are either included in this report or incorporated by reference as indicated in the following:
EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Express, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-168097), filed with the SEC on July 14, 2010).
3.2	Certificate of Amendment of Certificate of Incorporation of Express, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on June 11, 2013).
3.3	Bylaws of Express, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed with the SEC on June 11, 2013).
3.4
Certificate of Designations of Series A Preferred Stock of Express, Inc., as filed with the Secretary of State of the State of Delaware on April 20, 2020 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on April 21, 2020).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A (File No. 333-164906), filed with the SEC on April 30, 2010 (the "Express S-1")).
4.2*	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.3	Rights Agreement, dated as of April 20, 2020, between Express, Inc. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on April 21, 2020).
10.1+
Second Amended and Restated Employment Agreement by and between the Company and David Kornberg (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 21, 2014).

10.2+	Form of Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on June 6, 2013).
10.3+	Form of Amended and Restated Severance Agreement (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed with the SEC on June 6, 2013).
EXPRESS, INC. | 2020 Form 10-K | 80

10.4+	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Express S-1).
10.5+	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.17 to the Express S-1).
10.6+	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.19 to the Express S-1).
10.7+	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.13 to the Express S-1).
10.8+	Form of Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on June 6, 2013).
10.9+	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on June 6, 2013).
10.10+	Form of Non-Qualified Stock Option Grant (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on April 4, 2014).
10.11+	Form of Restricted Stock Unit Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on April 4, 2014).
10.12+	Form of Restricted Stock Unit Agreement for Performance Stock Units (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on April 4, 2014).
10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.22 to the Express S-1
10.14	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on January 5, 2012).
10.15	Form of Letter Agreement by and among Limited Brands, Inc., Express, Inc., Express Topco LLC, Express Holding, LLC, Express, LLC, Express Finance Corp. and Express GC, LLC (incorporated by reference to Exhibit 10.23 to the Express S-1).
10.16	Form of Letter Agreement by and among Golden Gate Private Equity, Inc., Express, Inc., Express Topco LLC, Express Holding, LLC, Express, LLC, Express Finance Corp. and Express GC, LLC (incorporated by reference to Exhibit 10.24 to the Express S-1).
10.17+	Letter Agreement, dated as of April 28, 2010, between Michael F. Devine, III and Express Parent LLC (incorporated by reference to Exhibit 10.26 to the Express S-1).
10.18+	Letter Agreement, dated as of July 23, 2010, between Mylle H. Mangum and Express, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on August 3, 2010).
10.19	Second Amended and Restated $250,000,000 Asset-Based Loan Credit Agreement, dated as of May 20, 2015 among Express Holding, LLC, as Parent, Express, LLC, as Borrower, the Initial Lenders, Initial Issuing Bank and Swing Line Bank, Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, U.S. Bank National Association, as Syndication Agent, and Wells Fargo Bank, National Association, as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on May 27, 2015).
10.20+	Form of Severance Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on July 7, 2015).
10.21	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on July 7, 2015).
10.22+	Form of Restricted Stock Unit Agreement for Performance Stock Units (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on April 1, 2016).
10.23	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on August 3, 2016).
10.24+	Form of Restricted Stock Unit Agreement for Performance Stock Units (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on March 17, 2017).
10.25+	Form of Second Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on March 17, 2017).
10.26+	Form of Amended and Restated Severance Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the SEC on March 17, 2017).
10.27+	Second Amended and Restated Express, Inc. 2010 Incentive Compensation Plan (incorporated by reference to Appendix B to Express, Inc.'s definitive proxy statement on Schedule 14A, filed with the SEC on April 28, 2017).
10.28+	Form of Restricted Stock Unit and Other Cash-Based Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on April 6, 2018).
10.29+	Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on June 14, 2018).
EXPRESS, INC. | 2020 Form 10-K | 81

10.30+	Letter Agreement, dated as of January 28, 2019, between Express, Inc. and Matt Moellering (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K, filed with the SEC on March 19, 2019).

10.31+		Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on March 21, 2019).
10.32+		Form of Other Cash-Based Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on March 21, 2019).
10.33+		Employment Agreement, dated as of May 21, 2019, between Timothy Baxter and Express, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on May 21, 2019).
10.34		First Amendment to Second Amended and Restated $250,000,000 Asset-Based Loan Credit Agreement and First Amendment to Amended and Restated Security Agreement, dated as of May 24, 2019, among Express Holding, LLC, as Parent, Express, LLC, as Borrower, the subsidiary guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, as Collateral Agent, as Issuing Bank and as Swingline Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on May 30, 2019).
10.35+		Amendment to the Letter Agreement, dated as of January 28, 2019, between Express, Inc. and Matt Moellering (incorporated by reference to Exhibit 10.33 to the Quarterly Report on Form 10-Q, filed with the SEC on June 11, 2019).
10.36+		Form of Express, Inc. Employment Inducement Award Agreement of Non-qualified Stock Options (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on September 10, 2019).
10.37+		Form of Express, Inc. Employment Inducement Award Agreement of Restricted Stock Units (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on September 10, 2019).
10.38+		Letter Agreement, dated as of September 23, 2019, between Express, Inc. and Matt Moellering (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on September 23, 2019).
10.39+		Second Amended and Restated Express, Inc. 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8, filed with the SEC on June 15, 2020).
10.40		$140,000,000 Asset-Based Term Loan Agreement, dated January 13, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on January 13, 2021).
10.41		Second Amendment to the Second Amended and Restated $250,000,000 Asset-Based Loan Credit Agreement, dated January 13, 2021 incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on January 13, 2021).
21.1*		List of subsidiaries of registrant.
23.1*		Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1*		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*		Certification of Principal Financial Officer and Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*		Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*		Inline XBRL Taxonomy Extension Schema Document.
101.CAL*		Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*		Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*		Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*		Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

	+	Indicates a management contract or compensatory plan or arrangement.
EXPRESS, INC. | 2020 Form 10-K | 82

*	Filed herewith.

(b)          Exhibits
The exhibits to this report are listed in section (a)(3) of Item 15 above.
(c)          Financial Statement Schedules
None.

ITEM 16. FORM 10-K SUMMARY.
Not applicable.

EXPRESS, INC. | 2020 Form 10-K | 83

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 25, 2021	EXPRESS, INC.

		By:	/s/ Periclis Pericleous
Periclis Pericleous
Senior Vice President, Chief Financial Officer and Treasurer

EXPRESS, INC. | 2020 Form 10-K | 84

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

Date:	March 25, 2021	By:	/s/ Timothy Baxter
Timothy Baxter
Chief Executive Officer (Principal Executive Officer), Director

Date:	March 25, 2021	By:	/s/ Periclis Pericleous
Periclis Pericleous
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Date:	March 25, 2021	By:	/s/ Michael G. Archbold
Michael G. Archbold
Director

Date:	March 25, 2021	By:	/s/ Terry Davenport
Terry Davenport
Director

Date:	March 25, 2021	By:	/s/ Michael F. Devine
Michael F. Devine
Director

Date:	March 25, 2021	By:	/s/ Karen Leever
Karen Leever
Director

Date:	March 25, 2021	By:	/s/ Mylle H. Mangum
Mylle H. Mangum
Director

Date:	March 25, 2021	By:	/s/ Peter Swinburn
Peter Swinburn
Director

Date:	March 25, 2021	By:	/s/ Winifred Park
Winifred Park
Director

EXPRESS, INC. | 2020 Form 10-K | 85