Form 10-Q
period 2021-05-01
EXPRESS, INC.
filed 2021-06-03
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 1, 2021
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock was 66,299,774 as of May 29, 2021.
EXPRESS, INC. | Q1 2021 Form 10-Q | 1

EXPRESS, INC.

EXPRESS, INC. | Q1 2021 Form 10-Q | 2

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the “safe harbor” provisions of the Private Securities Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “potential,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely,” "continue to," and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, and financial results, our plans and objectives for future operations, growth, initiatives, or strategies, plans to repurchase shares of our common stock, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

External Risks

▪changes in consumer spending and general economic conditions;
▪customer traffic at malls, shopping centers, and at our stores;
▪the COVID-19 pandemic is adversely affecting and may continue to adversely affect our business operations, store traffic, employee availability, financial condition, liquidity and cash flow;
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
▪changes in tax requirements, results of tax audits, and other factors including timing of tax refund receipts, that may cause fluctuations in our effective tax rate and operating results; and
▪our failure to maintain adequate internal controls.

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
▪potential short squeezes related to our common stock have led to, and could again lead to, extreme price volatility in shares of our common stock; and
▪information available in public media that is published by third parties, including blogs, articles, message boards and social and other media may include statements not attributable to us and may not be reliable or accurate.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. For a discussion of these risks and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Item 1A. Risk Factors” included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended January 30, 2021 (“Annual Report”), filed with the Securities and Exchange Commission (“SEC”) on March 25, 2021. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as required by law.
EXPRESS, INC. | Q1 2021 Form 10-Q | 3

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS.
EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts) (Unaudited)

	May 1, 2021	January 30, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$84,072	$55,874
Receivables, net	11,213	14,556
Income tax receivable	98,554	111,342
Inventories	264,488	264,360
Prepaid rent	4,683	7,883
Other	19,340	20,495
Total current assets	482,350	474,510

Right of Use Asset, Net	754,324	797,785

Property and Equipment	965,854	969,402
Less: accumulated depreciation	(799,389)	(789,204)
Property and equipment, net	166,465	180,198

Other Assets	3,600	5,964
TOTAL ASSETS	$1,406,739	$1,458,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term lease liability	$206,890	$203,441
Accounts payable	159,013	150,230
Deferred revenue	29,861	32,430
Short-term debt	37,772	—
Accrued expenses	118,906	128,952
Total current liabilities	552,442	515,053

Long-Term Lease Liability	681,010	722,949
Long-Term Debt	190,025	192,032
Other Long-Term Liabilities	18,941	18,734
Total Liabilities	1,442,418	1,448,768

Commitments and Contingencies (Note 9)

Stockholders’ Equity:
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 93,632 shares and 93,632 shares issued at May 1, 2021 and January 30, 2021, respectively, and 66,258 shares and 64,971 shares outstanding at May 1, 2021 and January 30, 2021, respectively	936	936
Additional paid-in capital	218,187	222,141
Retained earnings	53,349	114,732
Treasury stock – at average cost; 27,374 shares and 28,661 shares at May 1, 2021 and January 30, 2021, respectively	(308,151)	(328,120)
Total stockholders’ (deficit)/equity	(35,679)	9,689
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,406,739	$1,458,457
See Notes to Unaudited Consolidated Financial Statements.
EXPRESS, INC. | Q1 2021 Form 10-Q | 4

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts) (Unaudited)

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Net Sales	$345,759	$210,275
Cost of Goods Sold, Buying and Occupancy Costs	266,955	256,482
GROSS PROFIT/(LOSS)	78,804	(46,207)
Operating Expenses:
Selling, general, and administrative expenses	119,393	99,165
Other operating income, net	(33)	(93)
TOTAL OPERATING EXPENSES	119,360	99,072

OPERATING LOSS	(40,556)	(145,279)
Interest Expense, Net	5,252	56
Other Expense, Net	—	2,733
LOSS BEFORE INCOME TAXES	(45,808)	(148,068)
Income Tax (Benefit)/Expense	(84)	5,982
NET LOSS	$(45,724)	$(154,050)

COMPREHENSIVE LOSS	$(45,724)	$(154,050)

EARNINGS PER SHARE:
Basic	$(0.70)	$(2.41)
Diluted	$(0.70)	$(2.41)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	65,200	64,030
Diluted	65,200	64,030
See Notes to Unaudited Consolidated Financial Statements.
EXPRESS, INC. | Q1 2021 Form 10-Q | 5

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in Thousands) (Unaudited)

	Common Stock					Treasury Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	At Average Cost	Total
BALANCE, January 30, 2021	64,971	$936	$222,141	$114,732	$—	28,661	$(328,120)	$9,689
Net loss	—	—	—	(45,724)	—	—	—	(45,724)
Exercise of stock options and restricted stock	1,934	—	(6,477)	(15,659)	—	(1,934)	22,136	—
Share-based compensation	—	—	2,523	—	—	—	—	2,523
Repurchase of common stock	(647)	—	—	—	—	647	(2,167)	(2,167)
BALANCE, May 1, 2021	66,258	$936	$218,187	$53,349	$—	27,374	$(308,151)	$(35,679)

	Common Stock					Treasury Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	At Average Cost	Total
BALANCE, February 1, 2020	63,922	$936	$215,207	$533,690	$—	29,710	$(343,531)	$406,302
Net loss	—	—	—	(154,050)	—	—	—	(154,050)
Exercise of stock options and restricted stock	802	—	(1,609)	(7,659)	—	(802)	9,268	—
Share-based compensation	—	—	2,502	—	—	—	—	2,502
Repurchase of common stock	(268)	—	—	—	—	268	(540)	(540)
BALANCE, May 2, 2020	64,456	$936	$216,100	$371,981	$—	29,176	$(334,803)	$254,214
See Notes to Unaudited Consolidated Financial Statements.

EXPRESS, INC. | Q1 2021 Form 10-Q | 6

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands) (Unaudited)

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,724)	$(154,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,497	19,332
Impairment of property, equipment and lease assets	—	14,678
Equity method investment impairment	—	2,733
Share-based compensation	2,523	2,502
Deferred taxes	—	64,424
Landlord allowance amortization	(77)	(104)
Changes in operating assets and liabilities:
Receivables, net	3,343	(2,073)
Income tax receivable	12,788	(10,228)
Inventories	(128)	(48,485)
Accounts payable, deferred revenue, and accrued expenses	(3,426)	2,117
Other assets and liabilities	10,624	(22,084)
NET CASH USED IN OPERATING ACTIVITIES	(1,580)	(131,238)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,562)	(4,176)
NET CASH USED IN INVESTING ACTIVITIES	(3,562)	(4,176)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under the revolving credit facility	38,000	165,000
Repayment of borrowings under the revolving credit facility	(39,050)	—
Proceeds from borrowings under the term loan facility	50,000	—
Repayment of borrowings under the term loan facility	(12,404)	—
Repayments of financing arrangements	(576)	—
Costs incurred in connection with debt arrangements	(463)	—
Repurchase of common stock for tax withholding obligations	(2,167)	(540)
NET CASH PROVIDED BY FINANCING ACTIVITIES	33,340	164,460

NET INCREASE IN CASH AND CASH EQUIVALENTS	28,198	29,046
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	55,874	207,139
CASH AND CASH EQUIVALENTS, END OF PERIOD	$84,072	$236,185
See Notes to Unaudited Consolidated Financial Statements.
EXPRESS, INC. | Q1 2021 Form 10-Q | 7

EXPRESS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

EXPRESS, INC. | Q1 2021 Form 10-Q | 8

NOTE 1 | DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business Description
Express, Inc., together with its subsidiaries (“Express” or the “Company”), is a modern, versatile, dual gender apparel and accessories brand that helps people get dressed for every day and any occasion. Launched in 1980 with the idea that style, quality and value should all be found in one place, Express has been a brand of the now, offering some of the most important and enduring fashion trends. Express aims to Create Confidence & Inspire Self-Expression through a design & merchandising view that brings forward The Best of Now for Real Life Versatility. The Company operates 563 retail and factory outlet stores in the United States and Puerto Rico, as well as an online destination. As of May 1, 2021, Express operated 357 primarily mall-based retail stores in the United States and Puerto Rico as well as 206 factory outlet stores.

Fiscal Year
The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the unaudited Consolidated Financial Statements and Notes, as well as the remainder of this Quarterly Report, by the calendar year in which the fiscal year commences. All references herein to the Company's fiscal years are as follows:

Fiscal Year	Year Ended	Number of Weeks
2021	January 29, 2022	52
2020	January 30, 2021	52

All references herein to “the first quarter of 2021” and “the first quarter of 2020” represent the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively.
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and the U.S. Securities and Exchange Commission’s Article 10, Regulation S-X and therefore do not include all of the information or footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for 2021. Therefore, these statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended January 30, 2021, included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 25, 2021.
Principles of Consolidation
The unaudited Consolidated Financial Statements include the accounts of Express, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Segment Reporting
The Company defines an operating segment on the same basis that it uses to evaluate performance internally. The Company has determined that, together, its Chief Executive Officer and its President and Chief Operating Officer are the Chief Operating Decision Maker, and that there is one operating segment. Therefore, the Company reports results as a single segment, which includes the operation of its Express brick-and-mortar retail and outlet stores and eCommerce operations.
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
EXPRESS, INC. | Q1 2021 Form 10-Q | 9

Statements. Actual results may differ from those estimates. The Company revises its estimates and assumptions as new information becomes available.
Going Concern and Management's Plans
The Company has seen significant recovery in sales and profitability in the first quarter with continued improvement into the second quarter and continues to be in compliance with the financial covenants under its Revolving Credit Facility and Term Loan Facility. However, due to the uncertainty related to the speed of recovery from the COVID-19 pandemic and its potential impacts, the Company could experience material changes to forecasted revenues and cash flows and could experience difficulty remaining in compliance with financial covenants. When conditions and events, in the aggregate, impact an entity's ability to continue as a going concern, management evaluates the mitigating effect of its plans to determine if it is probable that the plans will be effectively implemented and, when implemented, the plans will mitigate the relevant conditions or events.

Based upon the sales and profitability recovery seen in the first quarter and continued improvement into the second quarter, as well as the availability of additional liquidity under the Revolving Credit Facility, and expense control and other measures taken to date, the Company's liquidity position has improved significantly. The Company plans to continue its cash conservation and cost reduction measures taken to date, including rent concessions agreed to, and is forecasting continued improvement in both sales and profitability in the remainder of 2021. The Company believes these plans and forecasts are probable of being successfully implemented, which will result in adequate cash flows to support its ongoing operations and to meet its covenant requirements under the Revolving Credit Facility and Term Loan Facility for one year following the date these financial statements are issued.

NOTE 2 | REVENUE RECOGNITION

The following is information regarding the Company’s major product categories and sales channels:

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
	(in thousands)
Apparel	$304,272	$179,583
Accessories and other	32,223	21,380
Other revenue	9,264	9,312
Total net sales	$345,759	$210,275

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
	(in thousands)
Retail	$246,231	$159,537
Outlet	90,264	41,426
Other revenue	9,264	9,312
Total net sales	$345,759	$210,275
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
EXPRESS, INC. | Q1 2021 Form 10-Q | 10

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

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
	(in thousands)
Beginning balance loyalty deferred revenue	$8,951	$14,063
Net revenue recognized	(678)	(4,478)
Ending balance loyalty deferred revenue	$8,273	$9,585
Sales Returns Reserve
The Company reduces net sales and provides a reserve for projected merchandise returns based on prior experience. Merchandise returns are often resalable merchandise and are refunded by issuing the same payment tender as the original purchase. The sales returns reserve was $10.3 million and $6.4 million as of May 1, 2021 and January 30, 2021, respectively, and is included in accrued expenses on the unaudited Consolidated Balance Sheets. The asset related to projected returned merchandise is included in other assets on the unaudited Consolidated Balance Sheets.
Gift Cards
The Company sells gift cards in its stores, on its eCommerce website, and through third parties. These gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The gift card liability balance was $21.6 million and $23.5 million, as of May 1, 2021 and January 30, 2021, respectively, and is included in deferred revenue on the unaudited Consolidated Balance Sheets. The Company recognizes revenue from gift cards when they are redeemed by the customer. The Company also recognizes income on unredeemed gift cards, referred to as “gift card breakage.” Gift card breakage is recognized proportionately using a time-based attribution method from issuance of the gift card to the time when it can be determined that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. The gift card breakage rate is based on historical redemption patterns. Gift card breakage is included within the other revenue component of net sales.

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
	(in thousands)
Beginning gift card liability	$23,478	$24,142
Issuances	4,078	4,040
Redemptions	(5,225)	(5,418)
Gift card breakage	(744)	(1,036)
Ending gift card liability	$21,587	$21,728
Private Label Credit Card
The Company has an agreement with Comenity Bank (the “Bank”) to provide customers with private label credit cards (the “Card Agreement”) which was amended on August 28, 2017 to extend the term of the arrangement
EXPRESS, INC. | Q1 2021 Form 10-Q | 11

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

In connection with the Card Agreement, the Bank agreed to pay the Company a $20.0 million refundable payment which the Company recognized upon receipt as deferred revenue within other long-term liabilities in the Consolidated Balance Sheets and began to recognize into income on a straight-line basis commencing January of 2018. As of May 1, 2021, the deferred revenue balance of $10.6 million will be recognized over the remaining term of the amended Card Agreement within the other revenue component of net sales.

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
	(in thousands)
Beginning balance refundable payment liability	$11,272	$14,150
Recognized in revenue	(719)	(719)
Ending balance refundable payment liability	$10,553	$13,431

NOTE 3 | EARNINGS PER SHARE

The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share:

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
	(in thousands)
Weighted-average shares - basic	65,200	64,030
Dilutive effect of stock options and restricted stock units	—	—
Weighted-average shares - diluted	65,200	64,030
Equity awards representing 9.9 million and 9.6 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively, as the inclusion of these awards would have been anti-dilutive.
Additionally, for the thirteen weeks ended May 1, 2021, approximately 1.5 million shares were excluded from the computation of diluted weighted average shares because the number of shares that will ultimately be issued is contingent on the Company’s performance compared to pre-established performance goals which have not been achieved as of May 1, 2021.

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
EXPRESS, INC. | Q1 2021 Form 10-Q | 12

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
Financial Assets
The following table presents the Company’s financial assets, recorded in cash and cash equivalents on the unaudited Consolidated Balance Sheets, measured at fair value on a recurring basis as of May 1, 2021 and January 30, 2021, aggregated by the level in the fair value hierarchy within which those measurements fall.

	May 1, 2021
	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$54,242	$—	$—

	January 30, 2021
	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$35,964	$—	$—
The money market funds are valued using quoted market prices in active markets.
The carrying amounts reflected on the unaudited Consolidated Balance Sheets for the remaining cash and cash equivalents, receivables, prepaid expenses, and payables as of May 1, 2021 and January 30, 2021 approximated their fair values.
Non-Financial Assets
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

EXPRESS, INC. | Q1 2021 Form 10-Q | 13

•The key assumptions used in the fair value analysis may include discounted estimates of future store cash flows from operating the store and/or comparable market rents.

During the thirteen weeks ended May 1, 2021 and May 2, 2020, the Company recognized impairment charges as follows:

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
	(in thousands)
Right of use asset impairment	$—	$9,688
Property and equipment asset impairment	—	4,990
Total asset impairment	$—	$14,678
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

The Company evaluates whether deferred tax assets are realizable on a quarterly basis. The Company considers all available positive and negative evidence, including past operating results and expectations of future operating income. Accordingly, the Company continues to maintain a full valuation allowance on deferred tax assets as of May 1, 2021.

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

The Company’s effective tax rate was 0.2% and (4.0)% for the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively. The effective tax rate for the thirteen weeks ended May 1, 2021 reflects the impact of recording an additional valuation allowance of $10.0 million against current year losses. The effective tax rate for the thirteen weeks ended May 2, 2020 reflects the impact of establishing a valuation allowance against the Company's net deferred tax assets, which includes $54.3 million of discrete tax expense from a valuation allowance on previously recognized deferred tax assets and $6.8 million valuation allowance on 2020 U.S. state taxes and other tax credits. This tax expense was partially offset by a $19.5 million tax benefit related to the CARES Act, which includes the benefit for the portion of the estimated 2019 and 2020 U.S. Federal net operating losses that are able to be carried back to offset taxable income in the five-year carryback period.

NOTE 6 | LEASES

The Company leases all of its store locations and its corporate headquarters, which also includes its distribution center, under operating leases. The store leases typically have initial terms of 5 to 10 years; however, most of the leases that are coming to the end of their lease lives are being renegotiated with shorter terms. The current lease term for the corporate headquarters expires in 2026, with one optional five-year extension period. The Company also leases certain equipment and other assets under operating leases, typically with initial terms of 3 to 5 years. The lease term includes the initial contractual term as well as any options to extend the lease when it is reasonably certain that the Company will exercise that option. Leases with an initial term of 12 months or less
EXPRESS, INC. | Q1 2021 Form 10-Q | 14

(short-term leases) are not recorded on the balance sheet. The Company does not currently have any material short-term leases. The Company is generally obligated for the cost of property taxes, insurance and other landlord costs, including common area maintenance charges, relating to its leases. If these charges are fixed, they are combined with lease payments in determining the lease liability; however, if such charges are not fixed, they are considered variable lease costs and are expensed as incurred. The variable payments are not included in the measurement of the lease liability or asset. The Company’s finance leases are immaterial. The Company did not make any amendments to its lease modification policies as a result of the COVID-19 pandemic.
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

As a result of the impact of the COVID-19 pandemic, the Company did not initially make its store rent payments for certain stores in the first and second quarter of 2020. The Company established an accrual for rent payments that were not made and has continued to recognize accrued rent expense. As a result of negotiations with certain landlords, the Company has since made rent payments for certain stores and some landlords have agreed to abate certain rent payments. The appropriate adjustments were made to accrued rent. Accrued rent is within accrued expenses on the unaudited Consolidated Balance Sheets. Accrued minimum rent as of May 1, 2021 and January 30, 2021, was $31.8 million and $56.3 million, respectively.

Supplemental cash flow information related to leases is as follows:

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$75,456	$41,467
Right-of-use assets obtained in exchange for operating lease liabilities	$27,773	$15,243

EXPRESS, INC. | Q1 2021 Form 10-Q | 15

NOTE 7 | DEBT

The following table summarizes the Company's outstanding debt as of the dates indicated:

	May 1, 2021	January 30, 2021
	(in thousands)
Term Loan Facility	$127,596	$90,000
Revolving Facility	105,000	106,050
Total outstanding borrowings	232,596	196,050
Less: unamortized debt issuance costs	(4,799)	(4,018)
Total debt, net	227,797	192,032
Less: current portion of long-term debt	37,772	—
Long-term debt, net	$190,025	$192,032

Outstanding letters of credit	$36,099	$36,099
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

During the first quarter of 2021, the Company drew down the additional $50.0 million under the DDTL and repaid $12.4 million with proceeds from 2020 CARES Act tax refunds, as required under the Term Loan Facility. As of May 1, 2021, the Company had $127.6 million in borrowings outstanding under the Term Loan Facility. The fair value of the Term Loan Facility at May 1, 2021 was $119.1 million. Subsequent to May, 1, 2021 the Company paid an additional $30.9 million payment on the DDTL with proceeds from CARES Act refunds received subsequent to quarter end.

Amounts borrowed under the FILO Term Loan will be repaid in quarterly installments at a rate of 1.25% per quarter based on the original principal amount of the FILO Term Loan, commencing with the fiscal quarter beginning on or about January 30, 2022. All remaining amounts of the Term Loan Facility outstanding on the maturity date will be paid in full on the maturity date, May 24, 2024. The Loan Parties must repay amounts incurred under the Term Loan Facility with net proceeds from the incurrence of certain additional debt, after payment in full and termination of the $250.0 million asset-based loan credit facility, when outstanding loans under the Term Loan Facility and asset-based loan credit facility exceed the aggregate borrowing base under the Term Loan Facility and asset-based loan credit facility, and, in the case of the DDTL only, with tax refund proceeds payable to the Company pursuant to the CARES Act. Voluntary prepayments under the Term Loan Facility are permitted at any time upon proper notice and subject to minimum dollar amounts and, in certain instances, a prepayment fee.

Amounts borrowed under the Term Loan Facility will bear interest at a variable rate indexed to LIBOR plus a pricing margin ranging from 8.00% to 8.25% per annum, as determined in accordance with the provisions of the Term Loan Facility based on EBITDA, as of any date of determination, for the most recently ended twelve month period. Interest payments under the Term Loan Facility are due on the first day of each calendar month. As of May 1, 2021 the interest rate on the outstanding FILO Term Loan was 9.0%.

The Term Loan Facility is subject to a borrowing base which is calculated based on specified percentages of eligible inventory, credit card receivables, intellectual property and, after the advance of the DDTL, the lesser of the amount of the tax refund claim under the CARES Act and the outstanding amount of the DDTL.
EXPRESS, INC. | Q1 2021 Form 10-Q | 16

The Term Loan Facility financial covenant requires the Borrower to maintain minimum excess availability of at least the greater of (i) $25.0 million or (ii) 10% of the sum of (x) the Amended Revolving Credit Facility (defined below) loan cap (calculated without giving effect to any term pushdown reserve) plus (y) the lesser of (A) the outstanding principal balance under the Term Loan Facility and (B) the term loan borrowing base. In addition, the Term Loan Facility contains customary covenants and restrictions on the Company’s and its subsidiaries’ activities, including, but not limited to, limitations on the amount of cash that can be held, the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, distributions, dividends, the repurchase of capital stock, transactions with affiliates, the ability to change the nature of its business or its fiscal year, and permitted activities of the Company.

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

The Company recorded deferred financing costs associated with the issuance of the Term Loan Facility. The unamortized balance is $4.8 million as of May 1, 2021. These costs will be amortized over the respective contractual terms of the Term Loan Facility or written off ratably as the Term Loan Facility is extinguished. The Company’s Term Loan debt is presented on the Consolidated Balance Sheets, net of the unamortized fees.
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

Under the Amended Revolving Credit Facility, revolving loans may be borrowed, repaid and reborrowed until May 24, 2024, at which time all amounts borrowed must be repaid. Borrowings under the Amended Revolving Credit Facility bear interest at variable rates that are indexed, at the Borrower’s option, to LIBOR or the base rate as defined in the credit agreement governing the asset-based loan credit facility, in each case plus a pricing margin. The pricing margin for LIBOR loans ranges from 2.00% to 2.25% per annum, and the pricing margin for base rate loans ranges from 1.00% to 1.25% per annum, in each case as determined in accordance with the provisions of the Amended Revolving Credit Facility based on average daily excess availability. The Amended Revolving Credit Facility has a maximum borrowing amount of $250.0 million, subject to a borrowing base which is calculated based on specified percentages of eligible inventory, credit card receivables and cash, less certain reserves. Commitment reductions and termination of the Amended Revolving Credit Facility prior to the maturity date is permitted, subject
EXPRESS, INC. | Q1 2021 Form 10-Q | 17

in certain instances to a prepayment fee. As of May 1, 2021, the interest rate on the outstanding borrowings of $105.0 million at LIBOR was approximately 2.8%.

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

All obligations under the Amended Revolving Credit Facility are guaranteed by the Loan Parties (other than the Borrower) and secured by (a) a first priority lien on substantially all of the Loan Parties’ working capital assets, including cash, accounts receivable, and inventory, and (b) a second priority lien on substantially all of the Loan Parties’ non-working capital assets, including intellectual property, and the refund payable to the Company pursuant to the CARES Act, in each case, subject to certain permitted liens.

As of May 1, 2021, the Company had $105.0 million in borrowings outstanding under the Revolving Credit Facility and approximately $70.8 million remained available for borrowing under the Revolving Credit Facility after giving effect to outstanding letters of credit in the amount of $36.1 million and subject to certain borrowing base limitations as further discussed above. The fair value of the Revolving Credit Facility at May 1, 2021 was $105.1 million. Subsequent to May, 1, 2021 the Company made a $30.0 million payment on the Revolving Credit Facility.

Letters of Credit
The Company may enter into various trade letters of credit ("trade LCs") in favor of certain vendors to secure merchandise. These trade LCs are issued for a defined period of time, for specific shipments, and generally expire three weeks after the merchandise shipment date. As of May 1, 2021 and January 30, 2021, there were no outstanding trade LCs. Additionally, the Company enters into stand-by letters of credit ("stand-by LCs") on an as-needed basis to secure payment obligations for third party logistic services, merchandise purchases, and other general and administrative expenses. As of May 1, 2021 and January 30, 2021, outstanding stand-by LCs totaled $36.1 million, respectively.

EXPRESS, INC. | Q1 2021 Form 10-Q | 18

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
Long-Term Compensation Plans
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

The following summarizes long-term incentive compensation expense:

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
	(in thousands)
Restricted stock units	$2,015	$2,184
Stock options	300	318
Performance-based restricted stock units	208	—
Total share-based compensation	$2,523	$2,502
Cash-settled awards	1,542	(371)
Total long-term incentive compensation	$4,065	$2,131
The stock compensation related income tax benefit, excluding consideration of valuation allowances, recognized by the Company during the thirteen weeks ended May 1, 2021 and May 2, 2020 was $2.3 million and $0.5 million, respectively. The valuation allowances associated with these tax benefits were $2.3 million and $0.0 million for the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively.

EXPRESS, INC. | Q1 2021 Form 10-Q | 19

Equity Awards
Restricted Stock Units
During the thirteen weeks ended May 1, 2021, the Company granted restricted stock units (“RSUs”) under the 2018 Plan. The fair value of RSUs is determined based on the Company’s closing stock price on the day prior to the grant date in accordance with the 2018 Plan. The RSUs granted in 2021 vest ratably over three years and the expense related to these RSUs will be recognized using the straight-line attribution method over this vesting period.

The Company’s activity with respect to RSUs, including awards with performance conditions granted prior to 2018, for the thirteen weeks ended May 1, 2021 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value Per Share
	(in thousands, except per share amounts)
Unvested - January 30, 2021	7,090	$2.63
Granted	9	$2.80
Vested	(1,933)	$2.97
Forfeited	(160)	$3.05
Unvested - May 1, 2021	5,006	$2.48
The total fair value of RSUs that vested during the thirteen weeks ended May 1, 2021 and May 2, 2020 was $5.7 million and $5.6 million, respectively. As of May 1, 2021, there was approximately $9.2 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.4 years.

Stock Options
The Company’s activity with respect to stock options during the thirteen weeks ended May 1, 2021 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding - January 30, 2021	3,324	$6.65
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(134)	$18.60
Outstanding - May 1, 2021	3,190	$6.15	7.0	$1,044
Expected to vest at May 1, 2021	2,025	$2.61	8.2	$909
Exercisable at May 1, 2021	1,145	$12.46	4.9	$126
As of May 1, 2021, there was approximately $0.9 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of approximately 1.3 years.
EXPRESS, INC. | Q1 2021 Form 10-Q | 20

Performance-Based Restricted Stock Units
During the first quarter of 2021, the Company granted 1.5 million performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock upon vesting. The number of shares earned could range between 0% and 200% of the target amount depending upon performance achieved over a three-year vesting period beginning on the first day of the Company's 2021 fiscal year and ending on the last day of the Company's 2023 fiscal year. These awards are valued based on the fair value of the award at the grant date and do not vary based on changes in the Company's stock price or performance. The performance condition of the award is adjusted earnings before interest, taxes, depreciation, and amortization ("Adjusted EBITDA"). The number of shares that will are expected to vest will change based on estimates of the Company’s Adjusted EBITDA performance in relation to the pre-established targets. As of May 1, 2021, $6.1 million of total unrecognized compensation cost is expected to be recognized on performance-based restricted stock units over a weighted-average period of 3.0 years.

Cash-Settled Awards
Time-Based Cash-Settled Awards
During the thirteen weeks ended May 1, 2021 and May 2, 2020, the Company granted time-based cash-settled awards to employees that vest ratably over three years. These awards are classified as liabilities and do not vary based on changes in the Company's stock price or performance. As of May 1, 2021, $0.5 million is included in accrued expenses and $0.8 million is included in other long-term liabilities on the unaudited Consolidated Balance Sheets. The expense related to these awards will be accrued using a straight-line method over this vesting period. As of May 1, 2021, $12.5 million of total unrecognized compensation cost is expected to be recognized on cash-settled awards over a weighted-average period of 1.9 years.

Performance-Based Cash-Settled Awards
In March 2020, the Company granted performance-based cash-settled awards to a limited number of senior executive-level employees. Due to the significant disruption caused by the COVID-19 pandemic on the Company’s business operations, as well as its adverse impact on consumer confidence and demand, the Committee determined that it could not set meaningful multi-year performance targets given the uncertain economic conditions.

Accordingly, the Committee delayed setting performance targets for the 2020 long-term performance-based awards until February 2021 when it believed it had a clearer outlook on the Company’s expected long-term performance. These awards are classified as liabilities, with the amount to be paid out estimated each reporting period. Expense is being recognized in proportion to the completed requisite period up until date of settlement. The amount of cash earned could range between 0% and 200% of the target amount depending upon performance achieved over a two-year performance period commencing on the first day of the Company’s 2021 fiscal year and ending on the last day of the Company’s 2022 fiscal year. The performance condition of the award is Adjusted EBITDA. The amount of cash earned will change based on estimates of the Company’s Adjusted EBITDA performance in relation to the pre-established targets. As of May 1, 2021, $6.6 million of total unrecognized compensation cost is expected to be recognized on performance-based cash-settled awards.

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

In July 2018, former associate Ms. Christie Carr filed suit in Alameda County Superior Court for the State of California naming certain subsidiaries of the Company as defendants in a representative action alleging violations of California State wage and hour statutes and other labor standard violations. The lawsuit seeks unspecified monetary damages and attorneys’ fees.

In August 2018, former associate Ms. Leticia Rosete filed suit in Los Angeles County Superior Court for the State of California naming certain subsidiaries of the Company as defendants in a representative action alleging violations of
EXPRESS, INC. | Q1 2021 Form 10-Q | 21

California state wage and hour statutes and other labor standard violations (including claims for discrimination, harassment, retaliation, etc.). The lawsuit seeks unspecified monetary damages and attorneys’ fees.

On January 29, 2019, Mr. Jorge Chacon filed a second representative action in the Superior Court for the State of California for the County of Orange alleging violations of California state wages and hour statutes and other labor standard violations. The lawsuit seeks unspecified monetary damages and attorneys' fees.

The Company is vigorously defending itself against these claims and, as of May 1, 2021, has established an estimated liability based on its best estimate of the outcome of the matters.

The Company is subject to various other claims and contingencies arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

NOTE 10 | STOCKHOLDERS' EQUITY

Share Repurchase Programs
On November 28, 2017, the Company's Board of Directors ("Board") approved a share repurchase program that authorizes the Company to repurchase up to $150.0 million of the Company’s outstanding common stock using available cash (the "2017 Repurchase Program"). The Company may repurchase shares on the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and amount of stock repurchases will depend on a variety of factors, including business and market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified, or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the program. During the thirteen weeks ended May 1, 2021 and May 2, 2020, the Company did not repurchase shares of its common stock. As of May 1, 2021, the Company had approximately $34.2 million remaining under this authorization.

Stockholder Rights Agreement
On April 20, 2020, the Board adopted a Stockholder Rights Agreement (the “Rights Agreement”). Under the Rights Agreement, one preferred share purchase right was distributed for each share of common stock, par value $0.01, outstanding at the close of business on April 30, 2020 and one right will be issued for each new share of common stock issued thereafter. The rights will initially trade with common stock and will generally become exercisable only if any person (or any persons acting as a group) acquires 10% (or 20% in the case of certain passive investors) or more of the Company’s outstanding common stock (the “triggering percentage”). In the event the rights become exercisable, each holder of a right, other than triggering person, will be entitled to purchase additional shares of common stock at a 50% discount or the Company may exchange each right held by such holders for one share of common stock. Existing 10% or greater stockholders are grandfathered to the extent of their April 21, 2020 ownership levels. The Rights Agreement expired on April 19, 2021.

EXPRESS, INC. | Q1 2021 Form 10-Q | 22

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of the Company as of the dates and for the periods presented below. The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended January 30, 2021 ("Annual Report") and our unaudited Consolidated Financial Statements and the related Notes included in Item 1 of this Quarterly Report on Form 10-Q ("Quarterly Report"). This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors. See “Forward-Looking Statements.” All references herein to “the first quarter of 2021” and “the first quarter of 2020” represent the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively.

Our management's discussion and analysis of financial condition and results of operations is presented in the following sections:

\

OVERVIEW

Express is a modern, versatile, dual gender apparel and accessories brand that helps people get dressed for every day and any occasion. Launched in 1980 with the idea that style, quality and value should all be found in one place, Express has always been a brand of the now, offering some of the most important and enduring fashion trends. Express aims to Create Confidence and Inspire Self-Expression through a design and merchandising view that brings forward The Best of Now for Real Life Versatility. The Company operates 563 retail and factory outlet stores in the United States and Puerto Rico, as well as an online destination.

\

COVID-19 PANDEMIC

Our business operations and financial performance continue to be materially impacted by the COVID-19 pandemic. The COVID-19 pandemic has significantly impacted global economies, resulting in travel restrictions, business slowdowns or shutdowns and changes in consumer behavior. In March 2020, following the World Health Organization’s declaration of COVID-19 as a global pandemic, we temporarily closed all of our retail and factory outlet stores and offices, and a result all store associates and a number of home office employees were furloughed. As mandated shutdowns and stay-at-home orders went into effect across the country, we experienced an immediate reduction in sales levels compared to the prior year. We continued to be materially impacted by COVID-19 throughout 2020, even after all of our stores re-opened, as customer traffic continued to be depressed, especially in our retail stores, and two of our key categories, wear to work and occasion wear, saw significant declines in demand.

During the first quarter of 2021, we saw encouraging trends as a result of the vaccination rollout and the lifting of COVID-related restrictions, especially in areas where COVID-19 guidelines were less restrictive. In markets where mask mandates were lifted our comparable sales were better than in the more restrictive markets and we expect this performance to materialize more broadly as states continue to lift mandates and restrictions.
EXPRESS, INC. | Q1 2021 Form 10-Q | 23

The extent of the pandemic’s impact on our business and financial results will depend, however, on future developments, including the remaining duration and severity of the pandemic (including any variants of the COVID-19 virus), the distribution, rate of public acceptance and efficacy of vaccines and other treatments, related impacts on consumer confidence and spending, and the effect of any additional governmental regulations imposed, all of which are highly uncertain. Given the dynamic nature of the COVID-19 pandemic, we cannot reasonably estimate the impacts of the COVID-19 pandemic on our future financial condition, results of operations or cash flows. For additional information regarding risks related to the COVID-19 pandemic, see “Item 1A. Risk Factors: External Risk Factors” in our Annual Report.

FINANCIAL DETAILS FOR THE FIRST QUARTER 2021

■Net sales increased 64% to $345.8 million
■Comparable sales increased 5%
■Comparable retail sales (includes both retail stores and eCommerce sales) increased 11%
■Comparable outlet sales decreased 19%
■Gross margin percentage increased 4,480 basis points to 22.8%
■Operating loss decreased $104.7 million to a loss of $40.6 million
■Net loss decreased $108.3 million to a loss of $45.7 million
■Diluted earnings per share increased $1.71 to a loss of $0.70

EXPRESS, INC. | Q1 2021 Form 10-Q | 24

The following charts show key performance metrics for the first quarter of 2021 compared to the first quarter of 2020.

OUTLOOK & FIRST QUARTER UPDATE

Our top and bottom line performance in the first quarter of 2021 exceeded our expectations and we significantly improved our operating cash flow by $129.7 million compared to the first quarter of 2020. These results were driven by strong customer response to our product and brand strategies and we continued to make significant progress on our transformation to become a modern, relevant, and compelling multichannel fashion brand in the first quarter. In addition, we have meaningfully advanced the EXPRESSway Forward strategy which positions us well for customer demand as restrictions imposed in response to the COVID-19 pandemic are lifted and for the post-pandemic world. The following defines each area and provides an update on each priority:

PRODUCT	BRAND	CUSTOMER	EXECUTION
Product
We’ve established new core programs such as denim and Express Essentials. We have tested and built inventory behind what worked and the positive customer response to our new product validates that our Express Edit Design philosophy is resonating with customers. As we increase the percent of newness with a strong emphasis on versatility and comfort because we know these attributes will still be important even when demand for dressier product returns we expect this response to continue.
EXPRESS, INC. | Q1 2021 Form 10-Q | 25

Last year we made the decision to aggressively pursue market share in denim and saw acceleration in the first quarter of 2021. This was driven by the introduction of new leg shapes, new fits, and our Denim x You customer co-creation capsule. This newness is not only driving sales; it is also attracting new customers.

Our Express Essentials program is the second component of what we refer to as our "new core," and we have also exceeded our expectations in this area. The performance was driven in women’s styles by the launch of body contour, compression and high compression programs. In men’s styles, the continued success of our polo business, expansion of our X logo icon in pique polos and tees, plus enhanced fabrics and continued attention to the fashion details our customers want, contributed to the success.

As the more flexible and versatile elements of our business are performing well the wear to work and occasion-based categories are starting to show early signs of recovery, certainly boosted by the return to offices and the rise of in-person gatherings and social occasions. As more states lift their restrictions, we would expect this trend to continue.

Looking ahead to the second quarter of 2021, our focus for summer will be on versatile dresses and shirts, bright colors in tees, and a reinvention of our shorts offering, with new fabrics and designs, including denim shorts in white and light colors and further enhancements in our denim and Express Essentials categories.

Brand
Restoring the relevance of the Express brand is a top priority and brand tracking measures, social media engagement, and customer feedback indicate that we've made good progress in a relatively short period of time.

Our brand purpose to create confidence and inspire self-expression is now coming through in all of our marketing in the way we engage customers and in our marketing tactics across channels. For example, our Dream Big Project, which we kicked off at the end of 2020, supports individuals and organizations that have missions that align with our brand purpose. In addition to providing financial support, we also leverage our social platforms to drive awareness and visibility for the organizations and individuals we support through this program. In the first quarter of 2021, our corporate, associate, and customer contributions supported the NAACP Empowerment Program.

Customer
Our Express Insider Loyalty program relaunch in the first quarter of 2021 is driving positive early results with better engagement and increased customer acquisition and reactivations and a decrease in the number of lapsing customers.

During the first quarter of 2021, we also initiated a customer reactivation strategy with direct mail messaging, a strategic customer targeting program and paid media. The early results are encouraging with our total reactivated customers increasing by more than we anticipated.

Over the last year, we have completely reimagined our marketing approach and reallocated our investment across the marketing mix. We have increased engagement with our customers in new and creative ways and with more relevant, authentic content. Through a dialogue to better understand the wardrobe needs and style preferences of our top loyalty program members, we developed a customer co-created denim capsule called Denim X You that performed well during the first quarter of 2021.

Execution
Execution is both a through line across Product, Brand, and Customer and the evolution of our operating model as a result of more streamlined, and disciplined systems and processes.

Conversion is a key component of execution and we have successfully driven increases across all of our channels. In stores, we believe conversion is driven by a new customer experience model, new associate education programs, and a continued focus on loyalty signups.

Another key component of execution is inventory management, and we have improved our inventory level and composition versus the fourth quarter of 2020, which positions us well to flow more new product as we head into the second quarter of 2021 and the back half of the year. In addition, our positioning in historically strong categories like
EXPRESS, INC. | Q1 2021 Form 10-Q | 26

men's suits and women's dresses set us up for continued improvement especially with the expectation of increases in gatherings and occasions as governmental restrictions in response to the pandemic are lifted.

Finally, as previously discussed, our focus has now shifted from fleet rationalization to fleet optimization. Fleet rationalization speaks to the number of stores, fleet optimization speaks to such characteristics as store location, size, concept, format, and perhaps most importantly the role physical stores will play in customers’ post-pandemic lives. Our mall-based stores can and will be more productive, and we will also expand beyond the mall. As examples of our store optimization activities, we opened a reduced square footage concept at the King of Prussia mall in King of Prussia, Pennsylvania, and we will open another reduced square footage store at the NorthPark mall in Dallas, Texas in the second quarter of 2021. We continue to view our Express Edit concept stores as valuable test-and-learn scenarios, and we plan to add eight additional Express Edit concept stores this year.

EXPRESS, INC. | Q1 2021 Form 10-Q | 27

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

Comparable Sales
Description
Comparable sales is a measure of the amount of sales generated in a period relative to the amount of sales generated in the comparable prior year period. Comparable sales for the first quarter of 2021 was calculated using the thirteen weeks ended May 1, 2021 as compared to the thirteen weeks ended May 2, 2020.

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
EXPRESS, INC. | Q1 2021 Form 10-Q | 28

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
EXPRESS, INC. | Q1 2021 Form 10-Q | 29

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
EXPRESS, INC. | Q1 2021 Form 10-Q | 30

RESULTS OF OPERATIONS

The First Quarter of 2021 compared to the First Quarter of 2020
Net Sales

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Net sales (in thousands)	$345,759	$210,275
Comparable retail sales	11%	(26)%
Comparable outlet sales	(19)%	(13)%
Total comparable sales percentage change	5%	(24)%
Gross square footage at end of period (in thousands)	4,760	5,045
Number of:
Stores open at beginning of period	570	595
New retail stores	—	—
New outlet stores	—	—
New Express Edit concept stores	1	—
New UpWest stores	1	—
Retail stores converted to outlets	—	—
Closed stores	(9)	(1)
Stores open at end of period	563	594
Net sales in the first quarter of 2021 increased approximately $135.5 million compared to the first quarter of 2020. The sales increase is primarily attributed to the temporary closure of all Express stores from mid-March through the remainder of the first quarter of 2020 due to the COVID-19 pandemic. Our retail comparable sales increases are lower than our retail sales increases during the first quarter of 2021 as the comparable sales do not include the impact of stores closed as the result of the pandemic.
Gross Profit/(Loss)
The following table shows cost of goods sold, buying and occupancy costs, gross profit/(loss) in dollars, and gross margin percentage for the stated periods:

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$266,955	$256,482
Gross profit/(loss)	$78,804	$(46,207)
Gross margin percentage	22.8%	(22.0)%
The 4,480 basis point increase in gross margin percentage, or gross profit as a percentage of net sales, in the first quarter of 2021 compared to the first quarter of 2020 was comprised of an increase in merchandise margin of 1,100 basis points and a decrease in buying and occupancy costs as a percentage of net sales of 3,380 basis points. The increase in merchandise margin was primarily the result of increased sales. The improvement in buying and occupancy costs was driven by reductions in our expense structure, primarily related to rent savings achieved through landlord negotiation, fleet optimization, and the workforce reduction we announced in November 2020. In addition, we had a $14.7 million impairment in the first quarter of 2020.
EXPRESS, INC. | Q1 2021 Form 10-Q | 31

Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
	(in thousands, except percentages)
Selling, general, and administrative expenses	$119,393	$99,165
Selling, general, and administrative expenses, as a percentage of net sales	34.5%	47.2%
The $20.2 million increase in selling, general, and administrative expenses in the first quarter of 2021 as compared to the first quarter of 2020 was primarily the result of our stores being fully open in the first quarter of 2021 and the related increases in store payroll related expenses, while our stores were temporarily closed beginning in mid-March through the remainder of the first quarter of 2020 due to the COVID-19 pandemic.
Interest Expense, Net
The following table shows interest expense in dollars for the stated periods:

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
	(in thousands)
Interest expense/(income), net	$5,252	$56
The $5.2 million increase in interest expense in the first quarter of 2021 as compared to the first quarter of 2020 was the result of borrowing under our Revolving Credit Facility and Term Loan Facility, which bear interest at variable rates. Refer to Note 7 in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion regarding our borrowings during the thirteen weeks ended May 1, 2021.
Income Tax (Benefit)/Expense
The following table shows income tax (benefit)/expense in dollars for the stated periods:

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
	(in thousands)
Income tax (benefit)/expense	$(84)	$5,982
The effective tax rate was 0.2% and (4.0)% for the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively. The effective tax rate for the thirteen weeks ended May 1, 2021 reflects the impact of recording an additional valuation allowance of $10.0 million against current year losses. The effective tax rate for the thirteen weeks ended May 2, 2020 reflects the impact of establishing a valuation allowance against the net deferred tax assets, which includes $54.3 million of discrete tax expense from a valuation allowance on previously recognized deferred tax assets and $6.8 million valuation allowance on 2020 U.S. state taxes and other tax credits. This tax expense was partially offset by a $19.5 million tax benefit related to the CARES Act, which includes the benefit for the portion of the estimated 2019 and 2020 U.S. Federal net operating losses that are able to be carried back to offset taxable income in the five-year carryback period.
Operating Loss, Net Loss, Diluted Earnings Per Share and EBITDA
Included in the table below is operating loss, net loss, diluted earnings per share and earnings before interest, taxes, depreciation, and amortization ("EBITDA") for the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively. We supplement the reporting of our financial information determined under United States generally accepted accounting principles ("GAAP") with certain non-GAAP financial measures: adjusted operating loss, adjusted net loss, adjusted diluted earnings per share and EBITDA. The following table presents these financial
EXPRESS, INC. | Q1 2021 Form 10-Q | 32

measures, each a non-GAAP financial measure, for the stated periods which eliminate certain non-core operating costs:

	Thirteen Weeks Ended
	May 1, 2021		May 2, 2020
	(in thousands, except per share amounts)
Operating loss	$(40,556)		$(145,279)
Adjusted operating loss (Non-GAAP)	$(40,556)	*	$(130,601)
Net loss	$(45,724)		$(154,050)
Adjusted net loss (Non-GAAP)	$(35,747)		$(99,424)
Diluted earnings per share	$(0.70)		$(2.41)
Adjusted diluted earnings per share (Non-GAAP)	$(0.55)		$(1.55)
EBITDA (Non-GAAP)	$(23,802)		$(128,740)
* No adjustments were made to operating loss for the thirteen weeks ended May 1, 2021.
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

The following table reconciles the non-GAAP financial measures (adjusted operating loss, adjusted net loss, and adjusted diluted earnings per share) with the most directly comparable GAAP financial measures (operating loss, net loss, and diluted earnings per share, respectively) for the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively.

	Thirteen Weeks Ended May 1, 2021
(in thousands, except per share amounts)	Operating Loss	Income Tax Impact	Net Loss	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$(40,556)		$(45,724)	$(0.70)	65,200
Valuation allowance on deferred taxes (a)	—	9,977	9,977	0.15
Adjusted Non-GAAP Measure	$(40,556)		$(35,747)	$(0.55)
a.Valuation allowance provided against 2021 losses.

EXPRESS, INC. | Q1 2021 Form 10-Q | 33

	Thirteen Weeks Ended May 2, 2020
(in thousands, except per share amounts)	Operating Loss	Income Tax Impact		Net Loss	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$(145,279)			$(154,050)	$(2.41)	64,030
Impairment of property, equipment and lease assets	14,678	(3,856)	(a)	10,822	0.17
Equity method investment impairment (b)	—	(642)		2,091	0.03
Valuation allowance on deferred taxes (c)		61,075		61,075	0.95
Tax impact of the CARES Act (d)		(19,473)		(19,473)	(0.30)
Tax impact of executive departures (e)	—	111		111	—
Adjusted Non-GAAP Measure	$(130,601)			$(99,424)	$(1.55)
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
The following table reconciles the non-GAAP financial measure EBITDA with the most directly comparable GAAP financial measures for thirteen weeks ended May 1, 2021 and May 2, 2020, respectively.

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Net loss	$(45,724)	$(154,050)
Interest expense, net	5,252	56
Income tax (benefit)/expense	(84)	5,982
Depreciation and amortization	16,754	19,272
EBITDA (non-GAAP measure)	$(23,802)	$(128,740)

LIQUIDITY AND CAPITAL RESOURCES

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

We have seen significant recovery in sales and profitability in the first quarter with continued improvement into the second quarter and continue to be in compliance with the financial covenants under our Revolving Credit Facility and Term Loan Facility. However, due to the uncertainty related to the speed of recovery from the COVID-19 pandemic and its potential impacts, we could experience material changes to forecasted revenues and cash flows and could experience difficulty remaining in compliance with financial covenants. When conditions and events, in the aggregate, impact an entity's ability to continue as a going concern, management evaluates the mitigating effect of its plans to determine if it is probable that the plans will be effectively implemented and, when implemented, the plans will mitigate the relevant conditions or events.

Based upon the sales and profitability recovery seen in the first quarter and continued improvement into the second quarter, as well as the availability of additional liquidity under the Revolving Credit Facility, and expense control and other measures taken to date, the our liquidity position has improved significantly. We plan to continue our cash conservation and cost reduction measures taken to date, including rent concessions agreed to, and we are forecasting continued improvement in both sales and profitability in the remainder of 2021. We believe these plans and forecasts are probable of being successfully implemented, which will result in adequate cash flows to support
EXPRESS, INC. | Q1 2021 Form 10-Q | 34

our ongoing operations and to meet our covenant requirements under the Revolving Credit Facility and Term Loan Facility for one year following the date that these unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report are issued.

Analysis of Cash Flows
A summary of cash provided by or used in operating, investing, and financing activities is shown in the following table:

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
	(in thousands)
Used in operating activities	$(1,580)	$(131,238)
Used in investing activities	(3,562)	(4,176)
Provided by financing activities	33,340	164,460
Increase in cash and cash equivalents	28,198	29,046
Cash and cash equivalents at end of period	$84,072	$236,185
Operating Activities
Our business relies on cash flows from operations as our primary source of liquidity, with the majority of those cash flows being generated in the fourth quarter of the year. Our primary operating cash needs are for merchandise inventories, payroll, store rent and marketing. For the thirteen weeks ended May 1, 2021, our cash flows used in operating activities were $1.6 million compared to $131.2 million used in operating activities for the thirteen weeks ended May 2, 2020. This $129.7 million improvement in cash flows from operating activities for the thirteen weeks ended May 1, 2021 as compared to the same period in 2020 was primarily driven by the temporary closure of our stores as a result of COVID-19 during the first quarter of 2020 and our improved operating results during the first quarter of 2021. In addition, we received approximately $15.4 million of CARES Act receivables in the first quarter of 2021 ($12.4 million related to our 2020 income tax return and $3.0 million related to the employee retention credit). This was partially offset by the fact that we did not initially make our store rent payments for April, May or June 2020, as a result of the COVID-19 store closures. We established an accrual for the rent payments that were not made and have continued to recognize accrued rent expense. As a result of negotiations with certain landlords, we have since made rent payments for certain stores and some landlords have agreed to abate certain rent payments. The appropriate adjustments were made to accrued rent and are reflected in the cash flows from operations.
Investing Activities
We also use cash for investing activities. Our capital expenditures consist primarily of new and remodeled store construction and fixtures and investments in information technology. We had capital expenditures of approximately $3.6 million and $4.2 million for the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively. The $0.6 million decrease in investing activities was primarily driven by reduced capital expenditures as a result of COVID-19 and aggressive management to improve our liquidity. We expect capital expenditures for the remainder of 2021 to be approximately $31.0 million, primarily driven by new and remodeled store construction and investments in information technology.
Financing Activities
Credit Facilities
On January 13, 2021, we entered into a definitive loan agreement with Sycamore Partners as lead lender, along with Wells Fargo and Bank of America Merrill Lynch, that strengthened our liquidity position. The new financing included a $90.0 million FILO Term Loan received in 2020, and a $50.0 million Delayed Draw Term Loan (DDTL), that was drawn down in March 2021. In the first quarter of 2021, we received a $12.4 million CARES Act income tax refund and subsequently we received an additional $30.9 million CARES Act refund, both of which were used to repay a portion of the DDTL. The remainder of the CARES Act tax refund is expected to be received in the third quarter of 2021, at which time we will be required to repay the remaining balance on the DDTL. This financing is in addition to our existing $250.0 million Revolving Credit Facility under which we drew down $165.0 million in the first quarter of 2020 in response to the COVID-19 outbreak. Upon the receipt of the proceeds from the FILO Term Loan,
EXPRESS, INC. | Q1 2021 Form 10-Q | 35

we repaid $59.0 million of the amount borrowed under our Revolving Credit Facility, and in the first quarter of 2021, we repaid an additional $1.1 million. The expiration date of the facilities is May 24, 2024.
As of May 1, 2021, the net amount outstanding under our facilities was $227.8 million, of which $37.8 million is classified as short-term debt and $190.0 million is classified as long-term debt on the unaudited Consolidated Balance Sheet, net of unamortized costs, and approximately $70.8 million was available for borrowing under our Revolving Credit Facility subject to certain borrowing base limitations and after outstanding letters of credit in the amount of $36.1 million, primarily related to our third party logistics contract. Refer to Note 7 of our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our Revolving Credit Facility and Term Loan Facility.
Share Repurchases
On November 28, 2017, the Board approved a share repurchase program that authorizes us to repurchase up to $150.0 million of our outstanding common stock using available cash. During the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively, we did not repurchase shares under the stock repurchase program.

CRITICAL ACCOUNTING POLICIES

Management has determined that our most critical accounting policies are those related to store asset impairment, merchandise inventory valuation and valuation allowance on deferred tax assets. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to the policies discussed in our Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

Our Revolving Credit Facility and Term Loan Facility bear interest at variable rates. See Note 7 to our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further information on the calculation of the rates. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors.

As of May 1, 2021, we had approximately $105.0 million in borrowings outstanding under our Revolving Credit Facility and approximately $127.6 million in borrowings outstanding under our Term Loan Facility. Based on the levels of borrowings under our credit facilities at May 1, 2021, we estimate that a 100 basis point increase or decrease in underlying interest rates would increase or decrease annual interest expense by approximately $2.3 million. This hypothetical analysis may differ from the actual change in interest expense due to potential changes in interest rates or gross borrowings outstanding under our credit facilities. The expected transition from the widespread use of LIBOR rate to alternative rates over the next several years is not expected to have a material impact on interest expense on borrowings outstanding under our credit facilities.

With the exception of the changes in the levels of borrowings under our Revolving Credit Facility and Term Loan Facility, discussed in Note 7 of our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report, there have been no material changes in our quantitative and qualitative market risks from those disclosed in our Annual Report.

EXPRESS, INC. | Q1 2021 Form 10-Q | 36

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 1, 2021.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the first quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
Information relating to legal proceedings is set forth in Note 9 to our unaudited Consolidated Financial Statements included in Part I of this Quarterly Report and is incorporated herein by reference.

ITEM 1A. RISK FACTORS.
In addition to the other information set forth in this Quarterly Report, careful consideration should be given to the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report, any of which could materially affect our business, operations, financial position, stock price, or future results. The risks described herein and in our Annual Report, are important to an understanding of the statements made in this Quarterly Report, in our other filings with the SEC, and in any other discussion of our business. These risk factors, which contain forward-looking information, should be read in conjunction with “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the unaudited Consolidated Financial Statements and related Notes included in this Quarterly Report. Except as provided below, there have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended January 30, 2021.

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
EXPRESS, INC. | Q1 2021 Form 10-Q | 37

strong and atypical retail investor interest, including on social media and online forums. The market volatility and trading patterns we have experienced create several risks for investors, including the following:

▪the market price of our Common Stock may experience rapid and substantial increases or decreases unrelated to our operating performance, financial condition or business prospects, or macro or industry fundamentals;
▪factors in the public trading market for our Common Stock may include the sentiment of retail investors (including as may be expressed on financial trading and other social media sites and online forums), the direct access by retail investors to broadly available trading platforms, the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our Common Stock and any related hedging and other trading factors;
▪our market capitalization, as implied by various trading prices, has reflected valuations that diverge significantly from those seen prior to recent volatility and that are significantly higher than our market capitalization immediately prior to such recent volatility, which began with a significant increase in the trading volume of our Common Stock on January 22, 2021, and to the extent these valuations reflect trading dynamics unrelated to our financial performance or business prospects, purchasers of our Common Stock could incur substantial losses if there are declines in market prices driven by a return to earlier valuations;
▪to the extent volatility in our Common Stock is caused by a “short squeeze” in which coordinated trading activity causes a spike in the market price of our Common Stock as traders with a short position make market purchases to avoid or to mitigate potential losses, investors may purchase at inflated prices unrelated to our financial performance or prospects, and may thereafter suffer substantial losses as prices decline once the level of short-covering purchases has abated; and
▪if the market price of our Common Stock declines, you may be unable to resell your shares at or above the price at which you acquired them. We cannot assure you that the equity issuance of our Common Stock will not fluctuate or decline significantly in the future, in which case you could incur substantial losses.

A “short squeeze” due to a sudden increase in demand for shares of our Common Stock that largely exceeds supply and/or focused investor trading in anticipation of a potential short squeeze have led to, and could again lead to, extreme price volatility in shares of our Common Stock.

Investors may purchase shares of our Common Stock to hedge existing exposure or to speculate on the price of our Common Stock. Speculation on the price of our Common Stock may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of our Common Stock available for purchase on the open market, investors with short exposure may have to pay a premium to repurchase shares of our Common Stock for delivery to lenders of our Common Stock. Those repurchases may, in turn, dramatically increase the price of shares of our Common Stock until additional shares of our Common Stock are available for trading or borrowing. This is often referred to as a “short squeeze.” A large proportion of our Common Stock has been in the past and may be traded in the future by short sellers, which may increase the likelihood that our Common Stock will be the target of a short squeeze. A short squeeze and/or focused investor trading in anticipation of a short squeeze have led to and could again lead to volatile price movements in shares of our Common Stock that may be unrelated or disproportionate to our operating performance or prospectus and, once investors purchase the shares of our Common Stock necessary to cover their short positions, or if investors no longer believe a short squeeze is viable, the price of our Common Stock may rapidly decline. Investors that purchase shares of our Common Stock during a short squeeze may lose a significant portion of their investment.

Information available in public media that is published by third parties, including blogs, articles, message boards and social and other media may include statements not attributable to the Company and may not be reliable or accurate.

We have received, and may continue to receive, a high degree of media coverage that is published or otherwise disseminated by third parties, including blogs, articles, message boards and social and other media. This includes coverage that is not attributable to statements made by our directors, officers or employees. You should read carefully, evaluate and rely only on the information contained in this prospectus supplement, the accompanying prospectus or any applicable free writing prospectus filed with the SEC in determining whether to purchase our shares of Common Stock. Information provided by third parties may not be reliable or accurate and could materially
EXPRESS, INC. | Q1 2021 Form 10-Q | 38

impact the trading price of our Common Stock which may cause investors that purchase our Common Stock to lose a significant portion of their investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding the purchase of shares of our common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during each month of the quarterly period ended May 1, 2021:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs(2)
	(in thousands, except per share amounts)
January 31, 2021 - February 27, 2021	1	$2.80	—	$34,215
February 28, 2021 - April 3, 2021	1	$5.10	—	$34,215
April 4, 2021 - May 1, 2021	645	$3.35	—	$34,215
Total	647		—

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
None.
EXPRESS, INC. | Q1 2021 Form 10-Q | 39

ITEM 6. EXHIBITS.
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Exhibit Number	Exhibit Description
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
** Furnished herewith.

EXPRESS, INC. | Q1 2021 Form 10-Q | 40

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	June 3, 2021	EXPRESS, INC.

		By:	/s/ Periclis Pericleous
Periclis Pericleous
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXPRESS, INC. | Q1 2021 Form 10-Q | 41