Form 10-Q
period 2021-07-31
EXPRESS, INC.
filed 2021-09-09
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock was 66,977,963 as of August 28, 2021.
EXPRESS, INC. | Q2 2021 Form 10-Q | 1

EXPRESS, INC.

EXPRESS, INC. | Q2 2021 Form 10-Q | 2

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
▪the COVID-19 pandemic has previously and may again adversely affect our business operations, store traffic, employee availability, financial condition, liquidity and cash flow;
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
EXPRESS, INC. | Q2 2021 Form 10-Q | 3

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS.
EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts) (Unaudited)

	July 31, 2021	January 30, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$33,852	$55,874
Receivables, net	10,470	14,556
Income tax receivable	53,892	111,342
Inventories	266,593	264,360
Prepaid rent	4,891	7,883
Other	14,415	20,495
Total current assets	384,113	474,510

Right of Use Asset, Net	704,909	797,785

Property and Equipment	963,089	969,402
Less: accumulated depreciation	(806,040)	(789,204)
Property and equipment, net	157,049	180,198

Other Assets	4,309	5,964
TOTAL ASSETS	$1,250,380	$1,458,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term lease liability	$212,659	$203,441
Accounts payable	156,896	150,230
Deferred revenue	29,674	32,430
Short-term debt	8,966	—
Accrued expenses	111,854	128,952
Total current liabilities	520,049	515,053

Long-Term Lease Liability	624,582	722,949
Long-Term Debt	109,207	192,032
Other Long-Term Liabilities	20,036	18,734
Total Liabilities	1,273,874	1,448,768

Commitments and Contingencies (Note 9)

Stockholders’ Equity:
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 93,632 shares and 93,632 shares issued at July 31, 2021 and January 30, 2021, respectively, and 66,972 shares and 64,971 shares outstanding at July 31, 2021 and January 30, 2021, respectively	936	936
Additional paid-in capital	216,409	222,141
Retained earnings	57,422	114,732
Treasury stock – at average cost; 26,660 shares and 28,661 shares at July 31, 2021 and January 30, 2021, respectively	(298,261)	(328,120)
Total stockholders’ (deficit)/equity	(23,494)	9,689
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,250,380	$1,458,457
See Notes to Unaudited Consolidated Financial Statements.
EXPRESS, INC. | Q2 2021 Form 10-Q | 4

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts) (Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net Sales	$457,627	$245,703	$803,386	$455,978
Cost of Goods Sold, Buying and Occupancy Costs	308,320	289,760	575,275	546,242
GROSS PROFIT/(LOSS)	149,307	(44,057)	228,111	(90,264)
Operating Expenses:
Selling, general, and administrative expenses	134,562	92,805	253,955	191,970
Other operating income, net	(31)	(568)	(64)	(661)
TOTAL OPERATING EXPENSES	134,531	92,237	253,891	191,309

OPERATING INCOME/(LOSS)	14,776	(136,294)	(25,780)	(281,573)
Interest Expense, Net	4,115	1,023	9,367	1,079
Other Expense, Net	—	—	—	2,733
INCOME/(LOSS) BEFORE INCOME TAXES	10,661	(137,317)	(35,147)	(285,385)
Income Tax Expense/(Benefit)	22	(29,547)	(62)	(23,565)
NET INCOME/(LOSS)	$10,639	$(107,770)	$(35,085)	$(261,820)

COMPREHENSIVE INCOME/(LOSS)	$10,639	$(107,770)	$(35,085)	$(261,820)

EARNINGS PER SHARE:
Basic	$0.16	$(1.67)	$(0.53)	$(4.07)
Diluted	$0.15	$(1.67)	$(0.53)	$(4.07)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	66,527	64,645	65,863	64,338
Diluted	69,565	64,645	65,863	64,338
See Notes to Unaudited Consolidated Financial Statements.
EXPRESS, INC. | Q2 2021 Form 10-Q | 5

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in Thousands) (Unaudited)

	Common Stock					Treasury Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	At Average Cost	Total
BALANCE, January 30, 2021	64,971	$936	$222,141	$114,732	$—	28,661	$(328,120)	$9,689
Net loss	—	—	—	(45,724)	—	—	—	(45,724)
Exercise of stock options and restricted stock	1,934	—	(6,477)	(15,659)	—	(1,934)	22,136	—
Share-based compensation	—	—	2,523	—	—	—	—	2,523
Repurchase of common stock	(647)	—	—	—	—	647	(2,167)	(2,167)
BALANCE, May 1, 2021	66,258	$936	$218,187	$53,349	$—	27,374	$(308,151)	$(35,679)
Net income	—	—	—	10,639	—	—	—	10,639
Exercise of stock options and restricted stock	998	—	(4,659)	(6,566)	—	(998)	11,225	—
Share-based compensation	—	—	2,881	—	—	—	—	2,881
Repurchase of common stock	(284)	—	—	—	—	284	(1,335)	(1,335)
BALANCE, July 31, 2021	66,972	$936	$216,409	$57,422	$—	26,660	$(298,261)	$(23,494)

	Common Stock					Treasury Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	At Average Cost	Total
BALANCE, February 1, 2020	63,922	$936	$215,207	$533,690	$—	29,710	$(343,531)	$406,302
Net loss	—	—	—	(154,050)	—	—	—	(154,050)
Exercise of stock options and restricted stock	802	—	(1,609)	(7,659)	—	(802)	9,268	—
Share-based compensation	—	—	2,502	—	—	—	—	2,502
Repurchase of common stock	(268)	—	—	—	—	268	(540)	(540)
BALANCE, May 2, 2020	64,456	$936	$216,100	$371,981	$—	29,176	$(334,803)	$254,214
Net loss	—	—	—	(107,770)	—	—	—	(107,770)
Exercise of stock options and restricted stock	386	—	(732)	(3,682)	—	(386)	4,414	—
Share-based compensation	—	—	2,460	—	—	—	—	2,460
Repurchase of common stock	(12)	—	—	—	—	12	(28)	(28)
BALANCE, August 1, 2020	64,830	$936	$217,828	$260,529	$—	28,802	$(330,417)	$148,876
See Notes to Unaudited Consolidated Financial Statements.

EXPRESS, INC. | Q2 2021 Form 10-Q | 6

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands) (Unaudited)

	Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,085)	$(261,820)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	35,866	37,323
Loss on disposal of property and equipment	—	1
Impairment of property, equipment and lease assets	—	21,483
Equity method investment impairment	—	3,233
Share-based compensation	5,404	4,962
Deferred taxes	—	63,621
Landlord allowance amortization	(172)	(208)
Other non-cash adjustments	—	(500)
Changes in operating assets and liabilities:
Receivables, net	4,086	(7,982)
Income tax receivable	57,450	(85,724)
Inventories	(2,233)	(11,999)
Accounts payable, deferred revenue, and accrued expenses	(12,896)	75,588
Other assets and liabilities	15,171	(8,361)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	67,591	(170,383)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,558)	(10,130)
NET CASH USED IN INVESTING ACTIVITIES	(10,558)	(10,130)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under the revolving credit facility	38,000	165,000
Repayment of borrowings under the revolving credit facility	(119,050)	—
Proceeds from borrowings under the term loan facility	50,000	—
Repayment of borrowings under the term loan facility	(43,263)	—
Proceeds on financing arrangements	—	2,548
Repayments of financing arrangements	(769)	(712)
Costs incurred in connection with debt arrangements	(471)	—
Repurchase of common stock for tax withholding obligations	(3,502)	(568)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(79,055)	166,268

NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,022)	(14,245)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	55,874	207,139
CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,852	$192,894
See Notes to Unaudited Consolidated Financial Statements.
EXPRESS, INC. | Q2 2021 Form 10-Q | 7

EXPRESS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

EXPRESS, INC. | Q2 2021 Form 10-Q | 8

NOTE 1 | DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business Description
Express, Inc., together with its subsidiaries (“Express” or the “Company”), is a modern, versatile, dual gender apparel and accessories brand that helps people get dressed for every day and any occasion. Launched in 1980 with the idea that style, quality and value should all be found in one place, Express has been a brand of the now, offering some of the most important and enduring fashion trends. Express aims to Create Confidence & Inspire Self-Expression through a design & merchandising view that brings forward The Best of Now for Real Life Versatility. The Company operates 566 retail and factory outlet stores in the United States and Puerto Rico, as well as an online store. As of July 31, 2021, Express operated 360 primarily mall-based retail stores in the United States and Puerto Rico as well as 206 factory outlet stores.

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

All references herein to “the second quarter of 2021” and “the second quarter of 2020” represent the thirteen weeks ended July 31, 2021 and August 1, 2020, respectively.
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
EXPRESS, INC. | Q2 2021 Form 10-Q | 9

Statements. Actual results may differ from those estimates. The Company revises its estimates and assumptions as new information becomes available.
Management's Assessment
The Company has seen significant recovery in sales and profitability in the first half of 2021 with continued improvement into the third quarter and continues to be in compliance with the financial covenants under its Revolving Credit Facility and Term Loan Facility (as defined below). Based upon the improved results in the first half of 2021, the terms of the Term Loan Facility and the Revolving Credit Facility and the cash conservation and cost reduction measures taken to date, the Company is projecting sufficient liquidity to fund future operations and to meet its obligations as they become due for at least one year following the date that these unaudited Consolidated Financial Statements are issued.

NOTE 2 | REVENUE RECOGNITION
The following is information regarding the Company’s major product categories and sales channels:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
	(in thousands)
Apparel	$404,961	$207,421	$709,233	$387,004
Accessories and other	40,896	25,888	73,119	47,268
Other revenue	11,770	12,394	21,034	21,706
Total net sales	$457,627	$245,703	$803,386	$455,978

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
	(in thousands)
Retail	$315,836	$164,745	$562,067	$324,282
Outlet	130,021	68,564	220,285	109,990
Other revenue	11,770	12,394	21,034	21,706
Total net sales	$457,627	$245,703	$803,386	$455,978
Other revenue consists primarily of revenue earned from our private label credit card agreement, shipping and handling revenue related to eCommerce activity, sell-off revenue related to marked-out-of-stock inventory sales to third parties, revenue from gift card breakage and revenue from franchise agreements.

Merchandise Sales
The Company recognizes sales for in-store purchases at the point-of-sale. Revenue related to eCommerce transactions is recognized upon shipment based on the fact that control transfers to the customer at that time. The Company has made a policy election to treat shipping and handling as costs to fulfill the contract, and as a result, any amounts received from customers are included in the transaction price allocated to the performance obligation of providing goods with a corresponding amount accrued within cost of goods sold, buying and occupancy costs in the unaudited Consolidated Statements of Income and Comprehensive Income for amounts paid to applicable carriers. Associate discounts on merchandise purchases are classified as a reduction of net sales. Net sales excludes sales tax collected from customers and remitted to governmental authorities.
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
EXPRESS, INC. | Q2 2021 Form 10-Q | 10

certificates that are redeemed or expire. To calculate this deferral, the Company makes assumptions related to card holder redemption rates based on historical experience. The loyalty liability is included in deferred revenue on the unaudited Consolidated Balance Sheets.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
	(in thousands)
Beginning balance loyalty deferred revenue	$8,273	$9,585	$8,951	$14,063
Reduction in revenue/(revenue recognized)	541	284	(137)	(4,194)
Ending balance loyalty deferred revenue	$8,814	$9,869	$8,814	$9,869
Sales Returns Reserve
The Company reduces net sales and provides a reserve for projected merchandise returns based on prior experience. Merchandise returns are often resalable merchandise and are refunded by issuing the same payment tender as the original purchase. The sales returns reserve was $9.9 million and $6.4 million as of July 31, 2021 and January 30, 2021, respectively, and is included in accrued expenses on the unaudited Consolidated Balance Sheets. The asset related to projected returned merchandise is included in other assets on the unaudited Consolidated Balance Sheets.
Gift Cards
The Company sells gift cards in its stores, on its eCommerce website, and through third parties. These gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The gift card liability balance was $20.7 million and $23.5 million, as of July 31, 2021 and January 30, 2021, respectively, and is included in deferred revenue on the unaudited Consolidated Balance Sheets. The Company recognizes revenue from gift cards when they are redeemed by the customer. The Company also recognizes income on unredeemed gift cards, referred to as “gift card breakage.” Gift card breakage is recognized proportionately using a time-based attribution method from issuance of the gift card to the time when it can be determined that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. The gift card breakage rate is based on historical redemption patterns. Gift card breakage is included within the other revenue component of net sales.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
	(in thousands)
Beginning gift card liability	$21,587	$21,728	$23,478	$24,142
Issuances	5,761	4,353	9,839	8,393
Redemptions	(6,074)	(4,728)	(11,299)	(10,146)
Gift card breakage	(540)	(488)	(1,284)	(1,524)
Ending gift card liability	$20,734	$20,865	$20,734	$20,865
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
EXPRESS, INC. | Q2 2021 Form 10-Q | 11

reimbursement funds are used by the Company to fund marketing and other programs associated with the private label credit card. The reimbursement funds received related to private label credit cards are recorded within the other revenue component of net sales in the Consolidated Statements of Income and Comprehensive Income.

In connection with the Card Agreement, the Bank agreed to pay the Company a $20.0 million refundable payment which the Company recognized upon receipt as deferred revenue within other long-term liabilities in the Consolidated Balance Sheets and began to recognize into income on a straight-line basis commencing January of 2018. As of July 31, 2021, the deferred revenue balance of $9.8 million will be recognized over the remaining term of the amended Card Agreement within the other revenue component of net sales.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
	(in thousands)
Beginning balance refundable payment liability	$10,553	$13,431	$11,272	$14,150
Recognized in revenue	(720)	(720)	(1,439)	(1,439)
Ending balance refundable payment liability	$9,833	$12,711	$9,833	$12,711

NOTE 3 | EARNINGS PER SHARE
The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
	(in thousands)
Weighted-average shares - basic	66,527	64,645	65,863	64,338
Dilutive effect of stock options and restricted stock units	3,038	—	—	—
Weighted-average shares - diluted	69,565	64,645	65,863	64,338
Equity awards representing 1.1 million and 8.8 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen and twenty-six weeks ended July 31, 2021, respectively, as the inclusion of these awards would have been anti-dilutive. Equity awards representing 11.3 million and 10.4 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen and twenty-six weeks ended August 1, 2020, respectively, as the inclusion of these awards would have been anti-dilutive.
Additionally, for the thirteen weeks ended July 31, 2021, approximately 1.5 million shares were excluded from the computation of diluted weighted average shares because the number of shares that will ultimately be issued is contingent on the Company’s performance compared to pre-established performance goals which have not been achieved as of July 31, 2021.

EXPRESS, INC. | Q2 2021 Form 10-Q | 12

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
Financial Assets
The following table presents the Company’s financial assets, recorded in cash and cash equivalents on the unaudited Consolidated Balance Sheets, measured at fair value on a recurring basis as of July 31, 2021 and January 30, 2021, aggregated by the level in the fair value hierarchy within which those measurements fall.

	July 31, 2021
	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$4,742	$—	$—

	January 30, 2021
	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$35,964	$—	$—
The money market funds are valued using quoted market prices in active markets.
The carrying amounts reflected on the unaudited Consolidated Balance Sheets for the remaining cash and cash equivalents, receivables, prepaid expenses, and payables as of July 31, 2021 and January 30, 2021 approximated their fair values.
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

EXPRESS, INC. | Q2 2021 Form 10-Q | 13

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

During the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020, the Company recognized impairment charges as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
	(in thousands)
Right of use asset impairment	$—	$5,874	$—	$15,562
Property and equipment asset impairment	—	931	—	5,921
Total asset impairment	$—	$6,805	$—	$21,483
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

The Company evaluates whether deferred tax assets are realizable on a quarterly basis. The Company considers all available positive and negative evidence, including past operating results and expectations of future operating income. Accordingly, the Company continues to maintain a full valuation allowance on deferred tax assets as of July 31, 2021.

On March 27, 2020, the Coronavirus Aid Relief and Economic Security (“CARES”) Act was enacted into law. The CARES Act includes several provisions that impact the Company such as the establishment of a five-year carryback of net operating losses originating in the tax years 2018, 2019, and 2020, temporarily suspending the 80% limitation on the use of net operating losses, relaxing limitation rules on business interest deductions, and retroactively clarifying that businesses may immediately write-off certain qualified leasehold improvement property dating back to January 1, 2018.

The Company’s effective tax rate was 0.2% and 21.5% for the thirteen weeks ended July 31, 2021 and August 1, 2020, respectively. The effective tax rate for the thirteen weeks ended July 31, 2021 is driven by changes to the Company's full year forecasted effective tax rate due to improved operational forecast offset by a reduction to the forecasted valuation allowance needed for the current year results. The effective tax rate for the thirteen weeks ended August 1, 2020 reflects the impact of recording an additional valuation allowance of $16.2 million valuation allowance against 2020 U.S. federal and state taxes and other tax credits of which a portion relates to 2020 U.S. federal net operating losses that could not be carried back to offset taxable income in the five-year carryback period as part of the CARES Act. This was partially offset by $9.1 million of tax benefit related to the portion of the 2020 U.S. federal net operating losses that are able to be carried back to years with a higher federal statutory tax rate than is currently enacted.

EXPRESS, INC. | Q2 2021 Form 10-Q | 14

The Company’s effective tax rate was 0.2% and 8.3% for the twenty-six weeks ended July 31, 2021 and August 1, 2020, respectively. The effective tax rate for the twenty-six weeks ended July 31, 2021 reflects the impact of non-deductible executive compensation and the recording of an additional valuation allowance of $1.0 million against current year losses. The effective tax rate for the twenty-six weeks ended August 1, 2020 reflects the impact of establishing a valuation allowance against the Company's net deferred tax assets, which includes $55.0 million of discrete tax expense from a valuation allowance on previously recognized deferred tax assets and $22.3 million valuation allowance on 2020 U.S. federal and state taxes and other tax credits of which a portion relates to 2020 U.S. federal net operating losses that could not be carried back to offset taxable income in the five-year carryback period as part of the CARES Act. This was partially offset by a $28.6 million tax benefit related to the portion of the 2019 and 2020 U.S. federal net operating losses that are able to be carried back to years with a higher federal statutory tax rate than is currently enacted.

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

As a result of the impact of the COVID-19 pandemic, the Company did not initially make its store rent payments for certain stores in the first and second quarter of 2020. The Company established an accrual for rent payments that were not made and has continued to recognize accrued rent expense. As a result of negotiations with certain landlords, the Company has since made rent payments for certain stores and some landlords have agreed to abate certain rent payments. The appropriate adjustments were made to accrued rent. Accrued rent is within accrued expenses on the unaudited Consolidated Balance Sheets. Accrued minimum rent as of July 31, 2021 and January 30, 2021, was $17.3 million and $56.3 million, respectively.

Supplemental cash flow information related to leases is as follows:

	Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$146,563	$70,707
Right-of-use assets obtained in exchange for operating lease liabilities	$41,951	$17,893

EXPRESS, INC. | Q2 2021 Form 10-Q | 15

NOTE 7 | DEBT
The following table summarizes the Company's outstanding debt as of the dates indicated:

	July 31, 2021	January 30, 2021
	(in thousands)
Term Loan Facility	$96,737	$90,000
Revolving Facility	25,000	106,050
Total outstanding borrowings	121,737	196,050
Less: unamortized debt issuance costs	(3,564)	(4,018)
Total debt, net	118,173	192,032
Less: current portion of long-term debt	8,966	—
Long-term debt, net	$109,207	$192,032

Outstanding letters of credit	$34,486	$36,099
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

During the second quarter of 2021, the Company paid an additional $30.9 million payment on the DDTL with proceeds from CARES Act refunds. As of July 31, 2021, the Company had $6.7 million in borrowings outstanding under the DDTL and $90.0 million in borrowings outstanding under the Term Loan Facility. The fair value of the $96.7 million total borrowings outstanding under the Term Loan Facility at July 31, 2021 was $95.6 million.

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

Amounts borrowed under the Term Loan Facility will bear interest at a variable rate indexed to LIBOR plus a pricing margin ranging from 8.00% to 8.25% per annum, as determined in accordance with the provisions of the Term Loan Facility based on EBITDA (as defined below), as of any date of determination, for the most recently ended twelve month period. Interest payments under the Term Loan Facility are due on the first day of each calendar month. As of July 31, 2021 the interest rate on the outstanding FILO Term Loan was 9.0%.

The Term Loan Facility is subject to a borrowing base which is calculated based on specified percentages of eligible inventory, credit card receivables, intellectual property and, after the advance of the DDTL, the lesser of the amount of the tax refund claim under the CARES Act and the outstanding amount of the DDTL.
EXPRESS, INC. | Q2 2021 Form 10-Q | 16

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

The Company recorded deferred financing costs associated with the issuance of the Term Loan Facility. The unamortized balance is $3.6 million as of July 31, 2021. These costs will be amortized over the respective contractual terms of the Term Loan Facility or written off ratably as the Term Loan Facility is extinguished. The Company’s Term Loan debt is presented on the Consolidated Balance Sheets, net of the unamortized fees.
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

Under the Amended Revolving Credit Facility, revolving loans may be borrowed, repaid and reborrowed until May 24, 2024, at which time all amounts borrowed must be repaid. Borrowings under the Amended Revolving Credit Facility bear interest at variable rates that are indexed, at the Borrower’s option, to LIBOR or the base rate as defined in the credit agreement governing the asset-based loan credit facility, in each case plus a pricing margin. The pricing margin for LIBOR loans ranges from 2.00% to 2.25% per annum, and the pricing margin for base rate loans ranges from 1.00% to 1.25% per annum, in each case as determined in accordance with the provisions of the Amended Revolving Credit Facility based on average daily excess availability. The Amended Revolving Credit Facility has a maximum borrowing amount of $250.0 million, subject to a borrowing base which is calculated based on specified percentages of eligible inventory, credit card receivables and cash, less certain reserves. Commitment reductions and termination of the Amended Revolving Credit Facility prior to the maturity date is permitted, subject
EXPRESS, INC. | Q2 2021 Form 10-Q | 17

in certain instances to a prepayment fee. As of July 31, 2021, the interest rate on the outstanding borrowings of $25.0 million at LIBOR was approximately 2.8%.

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

During the second quarter of 2021, the Company repaid $80.0 million on the Revolving Credit Facility. As of July 31, 2021, the Company had $25.0 million in borrowings outstanding under the Revolving Credit Facility and approximately $137.2 million remained available for borrowing under the Revolving Credit Facility after giving effect to outstanding letters of credit in the amount of $34.5 million and subject to certain borrowing base limitations as further discussed above. The fair value of the Revolving Credit Facility at July 31, 2021 was $25.1 million.

Letters of Credit
The Company may enter into various trade letters of credit ("trade LCs") in favor of certain vendors to secure merchandise. These trade LCs are issued for a defined period of time, for specific shipments, and generally expire three weeks after the merchandise shipment date. As of July 31, 2021 and January 30, 2021, there were no outstanding trade LCs. Additionally, the Company enters into stand-by letters of credit ("stand-by LCs") on an as-needed basis to secure payment obligations for third party logistic services, merchandise purchases, and other general and administrative expenses. As of July 31, 2021 and January 30, 2021, outstanding stand-by LCs totaled $34.5 million and $36.1 million, respectively.

EXPRESS, INC. | Q2 2021 Form 10-Q | 18

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

The following summarizes long-term incentive compensation expense:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
	(in thousands)
Restricted stock units	$1,642	$2,143	$3,657	$4,327
Stock options	250	317	550	635
Performance-based restricted stock units	989	—	1,197	—
Total share-based compensation	$2,881	$2,460	$5,404	$4,962
Cash-settled awards	3,097	364	4,639	(7)
Total long-term incentive compensation	$5,978	$2,824	$10,043	$4,955
The stock compensation related income tax benefit, excluding consideration of valuation allowances, recognized by the Company during the thirteen and twenty-six weeks ended July 31, 2021 was $1.6 million and $3.6 million, respectively. The stock compensation related income tax benefit, excluding consideration of valuation allowances, recognized by the Company during the thirteen and twenty-six weeks ended August 1, 2020 was $0.2 million and $0.7 million, respectively.
The valuation allowances associated with these tax benefits were $1.6 million and $3.6 million for the thirteen and twenty-six weeks ended July 31, 2021, respectively. There were no valuation allowances associated with the tax benefits for the thirteen and twenty-six weeks ended August 1, 2020, respectively.
EXPRESS, INC. | Q2 2021 Form 10-Q | 19

Equity Awards
Restricted Stock Units
During the twenty-six weeks ended July 31, 2021, the Company granted restricted stock units (“RSUs”) under the 2018 Plan. The fair value of RSUs is determined based on the Company’s closing stock price on the day prior to the grant date in accordance with the 2018 Plan. The RSUs granted in 2021 vest ratably over one to three years and the expense related to these RSUs will be recognized using the straight-line attribution method over this vesting period.

The Company’s activity with respect to RSUs, including awards with performance conditions granted prior to 2018, for the twenty-six weeks ended July 31, 2021 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value Per Share
	(in thousands, except per share amounts)
Unvested - January 30, 2021	7,090	$2.63
Granted	169	$5.56
Vested	(2,931)	$2.81
Forfeited	(271)	$2.82
Unvested - July 31, 2021	4,057	$2.61
The total fair value of RSUs that vested during the twenty-six weeks ended July 31, 2021 and August 1, 2020 was $8.2 million and $6.6 million, respectively. As of July 31, 2021, there was approximately $8.4 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a remaining weighted-average period of approximately 1.2 years.

Stock Options
The Company’s activity with respect to stock options during the twenty-six weeks ended July 31, 2021 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding - January 30, 2021	3,324	$6.65
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(294)	$17.24
Outstanding - July 31, 2021	3,030	$5.62	7.0	$4,849
Expected to vest at July 31, 2021	551	$2.64	7.9	$1,141
Exercisable at July 31, 2021	2,465	$6.30	6.8	$3,678
As of July 31, 2021, there was approximately $0.7 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a remaining weighted average period of approximately 1.5 years.
EXPRESS, INC. | Q2 2021 Form 10-Q | 20

Performance-Based Restricted Stock Units
During the twenty-six weeks ended July 31, 2021, the Company granted 1.5 million performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock upon vesting. The number of shares earned could range between 0% and 200% of the target amount depending upon performance achieved over a three-year vesting period beginning on the first day of the Company's 2021 fiscal year and ending on the last day of the Company's 2023 fiscal year. These awards are valued based on the fair value of the award at the grant date and do not vary based on changes in the Company's stock price or performance. The performance condition of the award is adjusted earnings before interest, taxes, depreciation, and amortization ("Adjusted EBITDA"). The number of shares that will are expected to vest will change based on estimates of the Company’s Adjusted EBITDA performance in relation to the pre-established targets. As of July 31, 2021, $9.4 million of total unrecognized compensation cost is expected to be recognized on performance-based restricted stock units over a remaining weighted-average period of 2.7 years.

Cash-Settled Awards
Time-Based Cash-Settled Awards
During the twenty-six weeks ended July 31, 2021 and August 1, 2020, the Company granted time-based cash-settled awards to employees that vest ratably over three years. These awards are classified as liabilities and do not vary based on changes in the Company's stock price or performance. The expense related to these awards will be accrued using a straight-line method over this vesting period. As of July 31, 2021, $11.6 million of total unrecognized compensation cost is expected to be recognized on cash-settled awards over a remaining weighted-average period of 1.7 years.

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

Accordingly, the Committee delayed setting performance targets for the 2020 long-term performance-based awards until February 2021 when it believed it had a clearer outlook on the Company’s expected long-term performance. These awards are classified as liabilities, with the amount to be paid out estimated each reporting period. Expense is being recognized in proportion to the completed requisite period up until date of settlement. The amount of cash earned could range between 0% and 200% of the target amount depending upon performance achieved over a two-year performance period commencing on the first day of the Company’s 2021 fiscal year and ending on the last day of the Company’s 2022 fiscal year. The performance condition of the award is Adjusted EBITDA. The amount of cash earned will change based on estimates of the Company’s Adjusted EBITDA performance in relation to the pre-established targets. As of July 31, 2021, $9.2 million of total unrecognized compensation cost is expected to be recognized on performance-based cash-settled awards.

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

In August 2018, former associate Ms. Leticia Rosete filed suit in Los Angeles County Superior Court for the State of California naming certain subsidiaries of the Company as defendants in a representative action alleging violations of California state wage and hour statutes and other labor standard violations (including claims for discrimination, harassment, retaliation, etc.). Subsequent to July 31, 2021, the Rosete case was settled.
EXPRESS, INC. | Q2 2021 Form 10-Q | 21

On January 29, 2019, Mr. Jorge Chacon filed a second representative action in the Superior Court for the State of California for the County of Orange alleging violations of California state wages and hour statutes and other labor standard violations. The lawsuit seeks unspecified monetary damages and attorneys' fees.

The Company is vigorously defending itself against these claims and, as of July 31, 2021, has established an estimated liability based on its best estimate of the outcome of the matters.

The Company is subject to various other claims and contingencies arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

NOTE 10 | STOCKHOLDERS' EQUITY
Share Repurchase Programs
On November 28, 2017, the Company's Board of Directors ("Board") approved a share repurchase program that authorizes the Company to repurchase up to $150.0 million of the Company’s outstanding common stock using available cash (the "2017 Repurchase Program"). The Company may repurchase shares on the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and amount of stock repurchases will depend on a variety of factors, including business and market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified, or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the program. During the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020, the Company did not repurchase shares of its common stock. As of July 31, 2021, the Company had approximately $34.2 million remaining under this authorization.

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

ATM Equity Offering
On June 3, 2021, the Company entered into an ATM Equity Offering Sales Agreement (the "Sales Agreement") with BofA Securities, Inc. ("BofA"), as the sales agent to sell up to 15.0 million shares of the Company's common stock, par value $0.01 per share, through an “at-the-market” offering program. Such shares are issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-253368). Sales of the shares are made by means of ordinary brokers’ transactions on The New York Stock Exchange at market prices or as otherwise agreed by the Company and BofA.

During the thirteen weeks ended July 31, 2021, the Company did not sell any shares under the Sales Agreement. The Company intends to use net proceeds, if any, from the sale of the common stock pursuant to the Sales Agreement for general corporate purposes, which may include investments in working capital, or capital expenditures, including the acceleration of investments to grow and enhance its eCommerce channel and omni-channel assets, the repayment of indebtedness, and other investments.
EXPRESS, INC. | Q2 2021 Form 10-Q | 22

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

All references herein to “the second quarter of 2021” and “the second quarter of 2020” represent the thirteen weeks ended July 31, 2021 and August 1, 2020, respectively. Due to the significant impact of COVID-19 on our Fiscal 2020 results and continued impact on our first quarter 2021, comparisons to the second quarter of our fiscal year ended February 1, 2020 ("Fiscal 2019"), where meaningful, have been included for additional context.

Our management's discussion and analysis of financial condition and results of operations is presented in the following sections:

\

OVERVIEW
Express is a modern, versatile, dual gender apparel and accessories brand that helps people get dressed for every day and any occasion. Launched in 1980 with the idea that style, quality and value should all be found in one place, Express has always been a brand of the now, offering some of the most important and enduring fashion trends. Express aims to Create Confidence and Inspire Self-Expression through a design and merchandising view that brings forward The Best of Now for Real Life Versatility. The Company operates 566 retail and factory outlet stores in the United States and Puerto Rico, as well as an online store.

\

COVID-19 PANDEMIC
In March 2020, the World Health Organization declared the novel strain of coronavirus ("COVID-19") a global pandemic and recommended containment and mitigation measures. Our business operations and financial performance have been materially impacted by the COVID-19 pandemic. The COVID-19 pandemic has significantly impacted global economies, resulting in travel restrictions, business slowdowns or shutdowns and changes in consumer behavior. In March 2020, we temporarily closed all of our retail and factory outlet stores and offices, and a result all store associates and a number of home office employees were furloughed. As mandated shutdowns and stay-at-home orders went into effect across the country, we experienced an immediate reduction in sales levels compared to the prior year. We continued to be materially impacted by COVID-19 throughout fiscal year 2020, even after all of our stores re-opened, as customer traffic continued to be depressed, especially in our retail stores, and two of our key categories, wear to work and occasion wear, saw significant declines in demand.

During the latter part of the first quarter of 2021 and throughout the second quarter of 2021, we have seen improved trends coinciding with the vaccination rollout and the lifting of COVID-19 related restrictions, especially in areas
EXPRESS, INC. | Q2 2021 Form 10-Q | 23

where COVID-19 guidelines were less restrictive. We continue to monitor and comply with all governmental regulations imposed.

The extent of the pandemic’s impact on our business and financial results will depend, however, on future developments, including the remaining duration and severity of the pandemic (including any variants of COVID-19), the distribution, rate of public acceptance and efficacy of vaccines and other treatments, related impacts on consumer confidence and spending, and the effect of any additional governmental regulations imposed, all of which are highly uncertain. Additionally, COVID-19 has caused disruptions and rising costs to global supply chains. Although we have successfully managed these challenges thus far, our ability to continue to replenish our inventory to meet continued levels of consumer demand could be impacted by further delays or disruptions. We expect these impacts to continue for as long as the global supply chain is experiencing these challenges. Given the dynamic nature of the COVID-19 pandemic, we cannot reasonably estimate the impacts of the COVID-19 pandemic on our future financial condition, results of operations or cash flows. For additional information regarding risks related to the COVID-19 pandemic, see “Item 1A. Risk Factors: External Risk Factors” in our Annual Report.

FINANCIAL DETAILS FOR THE SECOND QUARTER OF 2021

•Net sales increased 86% to $457.6 million
◦Net sales decreased 3% compared to 2019
•Comparable sales increased 42%
◦Comparable sales increased 3% compared to 2019
•Comparable retail sales (includes both retail stores and eCommerce sales) increased 48%
•Comparable outlet sales increased 30%
•Gross margin percentage increased 5,050 basis points to 32.6%
◦Gross margin increased 580 basis points compared to 2019
•Operating income of $14.8 million increased $151.1 million compared to 2020
◦Operating income increased $24.5 million compared to 2019
•Net income increased $118.4 million to $10.6 million
•Diluted earnings per share increased $1.82 to $0.15

EXPRESS, INC. | Q2 2021 Form 10-Q | 24

The following charts show key performance metrics for the second quarter of 2021 compared to the second quarter of 2020.

OUTLOOK & SECOND QUARTER UPDATE
Our performance across all channels in the second quarter of 2021 was very strong on both the top and bottom line and we significantly improved our operating cash flow by $238.0 million compared to the second quarter of 2020. The EXPRESSway Forward strategy continues to gain momentum and the evidence that our transformation is well underway continues to build. The following defines each area and provides an update on each priority:

PRODUCT	BRAND	CUSTOMER	EXECUTION
Product
We set out to completely reinvent our product across every category and each item, taking a more modern approach and building our assortments to reflect the way our customers build their wardrobes.

We established a design and merchandising philosophy called the Express Edit guiding every one of our seasonal assortments to be sharp, smart, and focused. Versatility is one of the key ideas within the Express Edit and we identified denim and knits as two of the most important elements of a modern versatile wardrobe. Our new core of denim and Express Essentials are an integral part of the redefinition of Express and customer response has been incredibly strong in both categories.
EXPRESS, INC. | Q2 2021 Form 10-Q | 25

We reimagined our assortments in the categories we have long been known for and held strong market share such as dresses, suits and knits for women and suits and shirts for men. We brought innovation to each one of these categories and had strong performance as we moved through the second quarter of 2021.

Brand
We set out to reinvigorate our brand, clarify our message and articulate a clear, compelling brand purpose, to create confidence and inspire self-expression. Restoring the relevance of the Express brand is a top priority and we believe we have made good progress in a relatively short period of time.

We have reinvented our marketing model, optimized the investment and allocation of our marketing spend, and completely changed how and where our brand is presented.

We have increased our spending on customer acquisition, while decreasing spending related to store-wide and site-wide promotions, and reinvested those markdown dollars into marketing programs and activations that we believe drive customer traffic, engagement and conversion at much higher profits.

Customer
We believe that we can drive higher retention, frequency and spend. We also believe that our loyalty program is the most effective way to drive higher retention, frequency and spend; to that end we rebranded and relaunched Express Insider during the first quarter of 2021 to a strong reception from our customers. As of the second quarter of 2021, existing loyalty program customer spend has increased and we have onboarded 1.1 million new members since the relaunch.

Execution
Execution is the through line across Product, Brand, and Customer that will drive our operating model. The second quarter was the first time our new seasonal strategies came to complete fruition. The results reflect the of strength of our go-to-market model and our alignment as an organization. We effectively responded to the impacts of the pandemic, particularly navigating through the many supply chain challenges and disruptions and applied discipline around our expenses and our investments. Outstanding execution is also what helped drive momentum in each one of our channels and reinforce the ability of our strategy to effectively advance our eCommerce, retail, and outlet businesses.

EXPRESS, INC. | Q2 2021 Form 10-Q | 26

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

Comparable Sales
Description
Comparable sales is a measure of the amount of sales generated in a period relative to the amount of sales generated in the comparable prior year period. Comparable sales for the second quarter of 2021 was calculated using the thirteen weeks ended July 31, 2021 as compared to the thirteen weeks ended August 1, 2020.

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
EXPRESS, INC. | Q2 2021 Form 10-Q | 27

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
EXPRESS, INC. | Q2 2021 Form 10-Q | 28

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
EXPRESS, INC. | Q2 2021 Form 10-Q | 29

RESULTS OF OPERATIONS
The Second Quarter of 2021 compared to the Second Quarter of 2020
Net Sales

	Thirteen Weeks Ended
	July 31, 2021	August 1, 2020
Net sales (in thousands)	$457,627	$245,703
Comparable retail sales	48%	(28)%
Comparable outlet sales	30%	(15)%
Total comparable sales percentage change	42%	(24)%
Gross square footage at end of period (in thousands)	4,743	5,031
Number of:
Stores open at beginning of period	563	594
New retail stores	—	—
New outlet stores	—	1
New Express Edit concept stores	3	—
New UpWest stores	4	—
Retail stores converted to outlets	—	—
Closed stores	(4)	(2)
Stores open at end of period	566	593
Net sales in the second quarter of 2021 increased approximately $211.9 million compared to the second quarter of 2020 primarily attributed to the improving trends as a result of our product resonating with our customers coupled with the vaccination rollout and the lifting of COVID-related restrictions during the first and second quarters of 2021, as compared to the material adverse impact the COVID-19 pandemic had during the second quarter of 2020. Our retail comparable sales percentage increases are lower than our total retail sales percentage increases for the second quarter of 2021. This is due to our comparable sales calculation excluding sales for stores that were closed in the comparable period last year due to the COVID-19 pandemic. Net sales decreased $15.1 million from $472.7 million in the second quarter of 2019 due primarily to reduced store count. Comparable sales increased 3% compared to the second quarter of 2019.
Gross Profit/(Loss)
The following table shows cost of goods sold, buying and occupancy costs, gross profit/(loss) in dollars, and gross margin percentage for the stated periods:

	Thirteen Weeks Ended
	July 31, 2021	August 1, 2020
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$308,320	$289,760
Gross profit/(loss)	$149,307	$(44,057)
Gross margin percentage	32.6%	(17.9)%
The 5,050 basis point increase in gross margin percentage, or gross profit as a percentage of net sales, in the second quarter of 2021 compared to the second quarter of 2020 was comprised of an increase in merchandise margin of 2,500 basis points and a decrease in buying and occupancy costs as a percentage of net sales of 2,550 basis points. The increase in merchandise margin was primarily driven by positive customer response to our new receipts and significant reduction in promotional activity. The improvement in buying and occupancy costs was due to increased sales and rent reductions. In addition, we had a $6.8 million impairment in the second quarter of 2020. Compared to the second quarter of 2019, gross margin percentage increased 580 basis points primarily driven by significant reductions in our buying and occupancy expense structure.
EXPRESS, INC. | Q2 2021 Form 10-Q | 30

Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	Thirteen Weeks Ended
	July 31, 2021	August 1, 2020
	(in thousands, except percentages)
Selling, general, and administrative expenses	$134,562	$92,805
Selling, general, and administrative expenses, as a percentage of net sales	29.4%	37.8%
The $41.8 million increase in selling, general, and administrative expenses in the second quarter of 2021 as compared to the second quarter of 2020 was primarily driven by last year's pandemic related store closures and current year investments in customer acquisition related marketing expense.
Interest Expense, Net
The following table shows interest expense in dollars for the stated periods:

	Thirteen Weeks Ended
	July 31, 2021	August 1, 2020
	(in thousands)
Interest expense, net	$4,115	$1,023
The $3.1 million increase in interest expense in the second quarter of 2021 as compared to the second quarter of 2020 was the result of borrowing under our Revolving Credit Facility and Term Loan Facility, which bear interest at variable rates. Refer to Note 7 in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion regarding our borrowings during the thirteen weeks ended July 31, 2021.
Income Tax Expense/(Benefit)
The following table shows income tax expense/(benefit) in dollars for the stated periods:

	Thirteen Weeks Ended
	July 31, 2021	August 1, 2020
	(in thousands)
Income tax expense/(benefit)	$22	$(29,547)
The effective tax rate was 0.2% and 21.5% for the thirteen weeks ended July 31, 2021 and August 1, 2020, respectively. The effective tax rate for the thirteen weeks ended July 31, 2021 is driven by changes to the Company's full year forecasted effective tax rate due to improved operational forecast offset by a reduction to the forecasted valuation allowance needed for the current year results. The effective tax rate for the thirteen weeks ended August 1, 2020 reflects the impact of recording an additional valuation allowance of $16.2 million valuation allowance against 2020 U.S. federal and state taxes and other tax credits of which a portion relates to 2020 U.S. federal net operating losses that could not be carried back to offset taxable income in the five-year carryback period as part of the CARES Act. This was partially offset by $9.1 million of tax benefit related to the portion of the 2020 U.S. federal net operating losses that are able to be carried back to years with a higher federal statutory tax rate than is currently enacted.
EXPRESS, INC. | Q2 2021 Form 10-Q | 31

The Twenty-Six Weeks Ended July 31, 2021 compared to the Twenty-Six Weeks Ended August 1, 2020
Net Sales

	Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020
Net sales (in thousands)	$803,386	$455,978
Comparable retail sales	30%	(27)%
Comparable outlet sales	12%	(14)%
Total comparable sales percentage change	25%	(24)%
Gross square footage at end of period (in thousands)	4,743	5,031
Number of:
Stores open at beginning of period	570	595
New retail stores	—	—
New outlet stores	—	1
New Express Edit concept stores	4	—
New UpWest stores	5	—
Retail stores converted to outlets	—	—
Closed stores	(13)	(3)
Stores open at end of period	566	593
Net sales for the twenty-six weeks ended July 31, 2021 increased approximately $347.4 million compared to the twenty-six weeks ended August 1, 2020. The sales increase is primarily attributed to the improving trends as a result of our product resonating with our customers coupled with the vaccination rollout and the lifting of COVID-related restrictions during the first half of 2021, as compared to the material adverse impact the COVID-19 pandemic had during the first half of 2020. Our retail comparable sales percentage increases are lower than our total retail sales percentage increases for the first half of 2021. This is due to our comparable sales calculation excluding sales for stores that were closed in the comparable period last year due to the COVID-19 pandemic.
Gross Profit/(Loss)
The following table shows cost of goods sold, buying and occupancy costs, gross profit/(loss) in dollars, and gross margin percentage for the stated periods:

	Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$575,275	$546,242
Gross profit/(loss)	$228,111	$(90,264)
Gross margin percentage	28.4%	(19.8)%
The 4,820 basis point increase in gross margin percentage, or gross profit as a percentage of net sales, for the twenty-six weeks ended July 31, 2021 compared to the twenty-six weeks ended August 1, 2020 was comprised of an increase in merchandise margin of 1,870 basis points and a decrease in buying and occupancy costs as a percentage of net sales of 2,950 basis points. The increase in merchandise margin was primarily driven by positive customer response to our new receipts and significant reduction in promotional activity. The improvement in buying and occupancy costs was driven by increased sales and rent reductions. In addition, we had a $21.5 million impairment during the twenty-six weeks ended August 1, 2020.
EXPRESS, INC. | Q2 2021 Form 10-Q | 32

Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020
	(in thousands, except percentages)
Selling, general, and administrative expenses	$253,955	$191,970
Selling, general, and administrative expenses, as a percentage of net sales	31.6%	42.1%
The $62.0 million increase in selling, general, and administrative expenses for the twenty-six weeks ended July 31, 2021 compared to the twenty-six weeks ended August 1, 2020 was primarily the result of an increase in variable costs driven by the sales increase, current year investments in customer acquisition related marketing expense, and our stores being fully open during the twenty-six weeks of 2021 while our stores were temporarily closed beginning in mid-March through the remainder of the first quarter of 2020 and continued partial closures through the second quarter of 2020 due to the COVID-19 pandemic.
Interest Expense, Net
The following table shows interest expense in dollars for the stated periods:

	Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020
	(in thousands)
Interest expense, net	$9,367	$1,079
The $8.3 million increase in interest expense for the twenty-six weeks ended July 31, 2021 compared to the twenty-six weeks ended August 1, 2020 was the result of borrowing under our Revolving Credit Facility and Term Loan Facility, which bear interest at variable rates. Refer to Note 7 in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion regarding our borrowings during the twenty-six weeks ended July 31, 2021.
Income Tax Benefit
The following table shows income tax benefit in dollars for the stated periods:

	Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020
	(in thousands)
Income tax benefit	$(62)	$(23,565)
The effective tax rate was 0.2% and 8.3% for the twenty-six weeks ended July 31, 2021 and August 1, 2020, respectively. The effective tax rate for the twenty-six weeks ended July 31, 2021 reflects the impact of non-deductible executive compensation and the recording of an additional valuation allowance of $1.0 million against current year losses. The effective tax rate for the twenty-six weeks ended August 1, 2020 reflects the impact of establishing a valuation allowance against the net deferred tax assets, which includes $55.0 million of discrete tax expense from a valuation allowance on previously recognized deferred tax assets and $22.3 million valuation allowance on 2020 U.S. federal and state taxes and other tax credits of which a portion relates to 2020 U.S. federal net operating losses that could not be carried back to offset taxable income in the five-year carryback period as part of the CARES Act. This was partially offset by a $28.6 million tax benefit related to the portion of the 2019 and 2020 U.S. federal net operating losses that are able to be carried back to years with a higher federal statutory tax rate than is currently enacted.
EXPRESS, INC. | Q2 2021 Form 10-Q | 33

Operating Income/(Loss), Net Income/(Loss), Diluted Earnings Per Share and EBITDA
Included in the table below is operating income/(loss), net income/(loss), diluted earnings per share and earnings before interest, taxes, depreciation, and amortization ("EBITDA") for the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020, respectively. We supplement the reporting of our financial information determined under United States generally accepted accounting principles ("GAAP") with certain non-GAAP financial measures: adjusted operating income/(loss), adjusted net income/(loss), adjusted diluted earnings per share and EBITDA. The following table presents these financial measures, each a non-GAAP financial measure, for the stated periods which eliminate certain non-core operating costs:

	Thirteen Weeks Ended
	July 31, 2021		August 1, 2020
	(in thousands, except per share amounts)
Operating income/(loss)	$14,776		$(136,294)
Adjusted operating income/(loss) (Non-GAAP)	$14,776	*	$(129,489)
Net income/(loss)	$10,639		$(107,770)
Adjusted net income/(loss) (Non-GAAP)	$1,657		$(95,635)
Diluted earnings per share	$0.15		$(1.67)
Adjusted diluted earnings per share (Non-GAAP)	$0.02		$(1.48)
EBITDA (Non-GAAP)	$30,778		$(118,363)
* No adjustments were made to operating income for the thirteen weeks ended July 31, 2021.

	Twenty-Six Weeks Ended
	July 31, 2021		August 1, 2020
	(in thousands, except per share amounts)
Operating loss	$(25,780)		$(281,573)
Adjusted operating loss (Non-GAAP)	$(25,780)	*	$(260,090)
Net loss	$(35,085)		$(261,820)
Adjusted net loss (Non-GAAP)	$(34,090)		$(195,059)
Diluted earnings per share	$(0.53)		$(4.07)
Adjusted diluted earnings per share (Non-GAAP)	$(0.52)		$(3.03)
EBITDA (Non-GAAP)	$6,976		$(247,103)
* No adjustments were made to operating loss for the twenty-six weeks ended July 31, 2021.
How These Measures Are Useful
We believe that these non-GAAP measures provide additional useful information to assist stockholders in understanding our financial results and assessing our prospects for future performance. Management believes adjusted operating income/(loss), adjusted net income/(loss), adjusted diluted earnings per share and EBITDA are important indicators of our business performance because they exclude items that may not be indicative of, or are unrelated to, our underlying operating results, and may provide a better baseline for analyzing trends in the business. In addition, adjusted diluted earnings per share and EBITDA are used as performance measures in our long-term executive compensation program for purposes of determining the number of equity awards that are ultimately earned and EBITDA is also a metric used in our short-term cash incentive compensation plan.

Limitations of the Usefulness of These Measures
Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported net income/(loss), operating income/(loss), or diluted earnings per share. These non-GAAP financial measures reflect an additional way of viewing our operations that, when viewed with the GAAP results and the below reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of our business. Management strongly
EXPRESS, INC. | Q2 2021 Form 10-Q | 34

encourages investors and stockholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

The following table reconciles the non-GAAP financial measures (adjusted operating income/(loss), adjusted net income/(loss), and adjusted diluted earnings per share) with the most directly comparable GAAP financial measures (operating income/(loss), net income/(loss), and diluted earnings per share, respectively) for the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020, respectively.

	Thirteen Weeks Ended July 31, 2021
(in thousands, except per share amounts)	Operating Income	Income Tax Impact	Net Income	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$14,776		$10,639	$0.15	69,565
Valuation allowance on deferred taxes (a)	—	(8,982)	(8,982)	(0.13)
Adjusted Non-GAAP Measure	$14,776		$1,657	$0.02
a.Valuation allowance released due to improvement in forecasted pre-tax results.

	Twenty-Six Weeks Ended July 31, 2021
(in thousands, except per share amounts)	Operating Loss	Income Tax Impact	Net Loss	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$(25,780)		$(35,085)	$(0.53)	65,863
Valuation allowance on deferred taxes (a)	—	995	995	0.01
Adjusted Non-GAAP Measure	$(25,780)		$(34,090)	$(0.52)
a.Valuation allowance provided against 2021 pre-tax losses.

	Thirteen Weeks Ended August 1, 2020
(in thousands, except per share amounts)	Operating Loss	Income Tax Impact		Net Loss	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$(136,294)			$(107,770)	$(1.67)	64,645
Impairment of property, equipment and lease assets	6,805	(1,830)	(a)	4,975	0.08
Valuation allowance on deferred taxes (b)	—	16,244		16,244	0.25
Tax impact of the CARES Act (c)	—	(9,084)		(9,084)	(0.14)
Adjusted Non-GAAP Measure	$(129,489)			$(95,635)	$(1.48)
a.Items tax affected at the applicable deferred or statutory rate.
b.Valuation allowance provided against previously recognized deferred tax assets and 2020 losses, less net operating losses utilized under the CARES Act.
c.Income tax benefit primarily due to a net operating loss carryback under the CARES Act to years with a higher federal statutory tax rate than is currently enacted.
EXPRESS, INC. | Q2 2021 Form 10-Q | 35

	Twenty-Six Weeks Ended August 1, 2020
(in thousands, except per share amounts)	Operating Loss	Income Tax Impact		Net Loss	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$(281,573)			$(261,820)	$(4.07)	64,338
Impairment of property, equipment and lease assets	21,483	(5,686)	(a)	15,797	0.25
Equity method investment impairment (b)	—	(642)		2,091	0.03
Valuation allowance on deferred taxes (c)	—	77,319		77,319	1.20
Tax impact of the CARES Act (d)	—	(28,557)		(28,557)	(0.44)
Tax impact of executive departures (e)	—	111		111	—
Adjusted Non-GAAP Measure	$(260,090)			$(195,059)	$(3.03)
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
The following table reconciles the non-GAAP financial measure EBITDA with the most directly comparable GAAP financial measures for the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020, respectively.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net income/(loss)	$10,639	$(107,770)	$(35,085)	$(261,820)
Interest expense, net	4,115	1,023	9,367	1,079
Income tax expense/(benefit)	22	(29,547)	(62)	(23,565)
Depreciation and amortization	16,002	17,931	32,756	37,203
EBITDA (Non-GAAP Measure)	$30,778	$(118,363)	$6,976	$(247,103)

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

Based upon the sales and profitability recovery seen in the first half of 2021 and continued improvement into the third quarter, as well as the availability of additional liquidity under the Revolving Credit Facility, and expense control and other measures taken to date, our liquidity position has improved significantly. We continue to be in compliance with the financial covenants under our Revolving Credit Facility and Term Loan Facility and plan to continue our cost reduction measures taken to date, including rent concessions agreed to, and we are forecasting continued strength in both sales and profitability for the remainder of 2021. This will result in sufficient cash flows to support our ongoing operations and to meet our covenant requirements under the Revolving Credit Facility and Term Loan Facility for one year following the date that these unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report are issued.

EXPRESS, INC. | Q2 2021 Form 10-Q | 36

Analysis of Cash Flows
A summary of cash provided by or used in operating, investing, and financing activities is shown in the following table:

	Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020
	(in thousands)
Provided by (used in) operating activities	$67,591	$(170,383)
Used in investing activities	(10,558)	(10,130)
(Used in) provided by financing activities	(79,055)	166,268
Decrease in cash and cash equivalents	(22,022)	(14,245)
Cash and cash equivalents at end of period	$33,852	$192,894
Operating Activities
Our business relies on cash flows from operations as our primary source of liquidity, with the majority of those cash flows being generated in the fourth quarter of the year. Our primary operating cash needs are for merchandise inventories, payroll, store rent and marketing. For the twenty-six weeks ended July 31, 2021, our cash flows provided by operating activities were $67.6 million compared to $170.4 million used in operating activities for the twenty-six weeks ended August 1, 2020. This $238.0 million improvement in cash flows from operating activities for the twenty-six weeks ended July 31, 2021 as compared to the same period in 2020 was primarily driven by the temporary closure of our stores as a result of COVID-19 during the first half of 2020 and our improved operating results during the first half of 2021. In addition, we received approximately $60.0 million of CARES Act receivables in the first half of 2021 ($43.3 million and $13.7 million related to our 2020 and 2019 income tax returns, respectively, and $3.0 million related to the employee retention credit). This was partially offset by the fact that we did not initially make our store rent payments for April, May or June of 2020, as a result of the COVID-19 related store closures. We established an accrual for the rent payments that were not made and have continued to recognize accrued rent expense. As a result of negotiations with certain landlords, we have since made rent payments for the majority of stores and some landlords have agreed to abate certain rent payments. The appropriate adjustments were made to accrued rent and are reflected in the cash flows from operations.
Investing Activities
We also use cash for investing activities. Our capital expenditures consist primarily of new and remodeled store construction and fixtures and investments in information technology. We had capital expenditures of approximately $10.6 million and $10.1 million for the twenty-six weeks ended July 31, 2021 and August 1, 2020, respectively. The $0.4 million increase in investing activities was primarily driven by investments in information technology to support our strategic business initiatives. We expect capital expenditures for the remainder of 2021 to be approximately $24.0 million, primarily driven by new and remodeled store construction and investments in information technology.
Financing Activities
Credit Facilities
On January 13, 2021, we entered into a definitive loan agreement with Sycamore Partners as lead lender, along with Wells Fargo and Bank of America Merrill Lynch. The new financing included a $90.0 million FILO Term Loan received in 2020, and a $50.0 million Delayed Draw Term Loan ("DDTL"), that was drawn down in March 2021. During the twenty-six weeks ended July 31, 2021, we received approximately $43.3 million of CARES Act income tax refunds that was used to repay a portion of the DDTL. The remainder of the CARES Act tax refund is expected to be received in 2022, at which time we will be required to repay the remaining balance on the DDTL. This financing is in addition to our existing $250.0 million Revolving Credit Facility under which we drew down $165.0 million in the first quarter of 2020 in response to the COVID-19 outbreak. Upon the receipt of the proceeds from the FILO Term Loan, we repaid $59.0 million of the amount borrowed under our Revolving Credit Facility, and in the first half of 2021, we repaid a net of an additional $81.1 million. The expiration date of the facilities is May 24, 2024.
As of July 31, 2021, the net amount outstanding under our facilities was $118.2 million, of which $9.0 million is classified as short-term debt and $109.2 million is classified as long-term debt on the unaudited Consolidated
EXPRESS, INC. | Q2 2021 Form 10-Q | 37

Balance Sheet, net of unamortized costs, and approximately $137.2 million was available for borrowing under our Revolving Credit Facility subject to certain borrowing base limitations and after outstanding letters of credit in the amount of $34.5 million, primarily related to our third party logistics contract. Refer to Note 7 of our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our Revolving Credit Facility and Term Loan Facility.
Share Repurchases
On November 28, 2017, the Board approved a share repurchase program that authorizes us to repurchase up to $150.0 million of our outstanding common stock using available cash. During the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020, respectively, we did not repurchase shares under the stock repurchase program.

ATM Equity Offering
On June 3, 2021, we entered into the Sales Agreement with BofA, as the sales agent to sell up to 15.0 million shares of our common stock, par value $0.01 per share, through an “at-the-market” offering program. During the thirteen weeks ended July 31, 2021, we did not sell any shares under the Sales Agreement. We intend to use net proceeds, if any, from the sale of the common stock pursuant to the Sales Agreement for general corporate purposes, which may include investments in working capital, or capital expenditures, including the acceleration of investments to grow and enhance our eCommerce channel and omni-channel assets, the repayment of indebtedness, and other investments.

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

As of July 31, 2021, we had approximately $25.0 million in borrowings outstanding under our Revolving Credit Facility and approximately $96.7 million in borrowings outstanding under our Term Loan Facility. Based on the levels of borrowings under our credit facilities at July 31, 2021, we estimate that a 100 basis point increase or decrease in underlying interest rates would increase or decrease annual interest expense by approximately $1.2 million. This hypothetical analysis may differ from the actual change in interest expense due to potential changes in interest rates or gross borrowings outstanding under our credit facilities. The expected transition from the widespread use of LIBOR rate to alternative rates over the next several years is not expected to have a material impact on interest expense on borrowings outstanding under our credit facilities.

With the exception of the changes in the levels of borrowings under our Revolving Credit Facility and Term Loan Facility, discussed in Note 7 of our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report, there have been no material changes in our quantitative and qualitative market risks from those disclosed in our Annual Report.

EXPRESS, INC. | Q2 2021 Form 10-Q | 38

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 31, 2021.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the second quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
EXPRESS, INC. | Q2 2021 Form 10-Q | 39

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

We have received, and may continue to receive, a high degree of media coverage that is published or otherwise disseminated by third parties, including blogs, articles, message boards and social and other media. This includes coverage that is not attributable to statements made by our directors, officers or employees. You should read carefully, evaluate and rely only on the information contained in this prospectus supplement, the accompanying prospectus or any applicable free writing prospectus filed with the SEC in determining whether to purchase our shares of Common Stock. Information provided by third parties may not be reliable or accurate and could materially impact the trading price of our Common Stock which may cause investors that purchase our Common Stock to lose a significant portion of their investment.

EXPRESS, INC. | Q2 2021 Form 10-Q | 40

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding the purchase of shares of our common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during each month of the quarterly period ended July 31, 2021:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs(2)
	(in thousands, except per share amounts)
May 2, 2021 - May 29, 2021	17	$3.23	—	$34,215
May 30, 2021 - July 3, 2021	3	$4.71	—	$34,215
July 4, 2021 - July 31, 2021	264	$4.79	—	$34,215
Total	284		—

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
None.
EXPRESS, INC. | Q2 2021 Form 10-Q | 41

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

EXPRESS, INC. | Q2 2021 Form 10-Q | 42

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	September 9, 2021	EXPRESS, INC.

		By:	/s/ Periclis Pericleous
Periclis Pericleous
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXPRESS, INC. | Q2 2021 Form 10-Q | 43