Form 10-Q
period 2021-10-30
EXPRESS, INC.
filed 2021-12-08
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock was 67,056,178 as of November 27, 2021.
EXPRESS, INC. | Q3 2021 Form 10-Q | 1

EXPRESS, INC.

EXPRESS, INC. | Q3 2021 Form 10-Q | 2

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
▪labor shortages and the potential impacts of any vaccine mandates on our workforce;
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
EXPRESS, INC. | Q3 2021 Form 10-Q | 3

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS.
EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts) (Unaudited)

	October 30, 2021	January 30, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$36,795	$55,874
Receivables, net	14,033	14,556
Income tax receivable	53,350	111,342
Inventories	383,588	264,360
Prepaid rent	4,309	7,883
Other	19,464	20,495
Total current assets	511,539	474,510

Right of Use Asset, Net	656,995	797,785

Property and Equipment	971,230	969,402
Less: accumulated depreciation	(820,728)	(789,204)
Property and equipment, net	150,502	180,198

Other Assets	5,092	5,964
TOTAL ASSETS	$1,324,128	$1,458,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term lease liability	$204,827	$203,441
Accounts payable	252,752	150,230
Deferred revenue	30,412	32,430
Short-term debt	10,091	—
Accrued expenses	126,151	128,952
Total current liabilities	624,233	515,053

Long-Term Lease Liability	579,117	722,949
Long-Term Debt	108,394	192,032
Other Long-Term Liabilities	20,553	18,734
Total Liabilities	1,332,297	1,448,768

Commitments and Contingencies (Note 9)

Stockholders’ Equity:
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 93,632 shares and 93,632 shares issued at October 30, 2021 and January 30, 2021, respectively, and 67,050 shares and 64,971 shares outstanding at October 30, 2021 and January 30, 2021, respectively	936	936
Additional paid-in capital	218,239	222,141
Retained earnings	69,789	114,732
Treasury stock – at average cost; 26,582 shares and 28,661 shares at October 30, 2021 and January 30, 2021, respectively	(297,133)	(328,120)
Total stockholders’ (deficit)/equity	(8,169)	9,689
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,324,128	$1,458,457
See Notes to Unaudited Consolidated Financial Statements.
EXPRESS, INC. | Q3 2021 Form 10-Q | 4

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts) (Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net Sales	$471,981	$322,061	$1,275,367	$778,039
Cost of Goods Sold, Buying and Occupancy Costs	315,173	308,115	890,448	854,357
GROSS PROFIT/(LOSS)	156,808	13,946	384,919	(76,318)
Operating Expenses:
Selling, general, and administrative expenses	141,055	124,863	395,010	316,833
Other operating income, net	(501)	(1)	(565)	(662)
TOTAL OPERATING EXPENSES	140,554	124,862	394,445	316,171

OPERATING INCOME/(LOSS)	16,254	(110,916)	(9,526)	(392,489)
Interest Expense, Net	2,879	936	12,246	2,015
Other Expense, Net	—	—	—	2,733
INCOME/(LOSS) BEFORE INCOME TAXES	13,375	(111,852)	(21,772)	(397,237)
Income Tax Expense/(Benefit)	289	(21,503)	227	(45,068)
NET INCOME/(LOSS)	$13,086	$(90,349)	$(21,999)	$(352,169)

COMPREHENSIVE INCOME/(LOSS)	$13,086	$(90,349)	$(21,999)	$(352,169)

EARNINGS PER SHARE:
Basic	$0.20	$(1.39)	$(0.33)	$(5.46)
Diluted	$0.19	$(1.39)	$(0.33)	$(5.46)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	67,006	64,868	66,244	64,515
Diluted	69,856	64,868	66,244	64,515
See Notes to Unaudited Consolidated Financial Statements.
EXPRESS, INC. | Q3 2021 Form 10-Q | 5

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in Thousands) (Unaudited)

	Common Stock					Treasury Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	At Average Cost	Total
BALANCE, January 30, 2021	64,971	$936	$222,141	$114,732	$—	28,661	$(328,120)	$9,689
Net loss	—	—	—	(45,724)	—	—	—	(45,724)
Exercise of stock options and restricted stock	1,934	—	(6,477)	(15,659)	—	(1,934)	22,136	—
Share-based compensation	—	—	2,523	—	—	—	—	2,523
Repurchase of common stock	(647)	—	—	—	—	647	(2,167)	(2,167)
BALANCE, May 1, 2021	66,258	$936	$218,187	$53,349	$—	27,374	$(308,151)	$(35,679)
Net income	—	—	—	10,639	—	—	—	10,639
Exercise of stock options and restricted stock	998	—	(4,659)	(6,566)	—	(998)	11,225	—
Share-based compensation	—	—	2,881	—	—	—	—	2,881
Repurchase of common stock	(284)	—	—	—	—	284	(1,335)	(1,335)
BALANCE, July 31, 2021	66,972	$936	$216,409	$57,422	$—	26,660	$(298,261)	$(23,494)
Net income	—	—	—	13,086	—	—	—	13,086
Exercise of stock options and restricted stock	119	—	(622)	(719)	—	(119)	1,341	—
Share-based compensation	—	—	2,452	—	—	—	—	2,452
Repurchase of common stock	(41)	—	—	—	—	41	(213)	(213)
BALANCE, October 30, 2021	67,050	$936	$218,239	$69,789	$—	26,582	$(297,133)	$(8,169)

	Common Stock					Treasury Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	At Average Cost	Total
BALANCE, February 1, 2020	63,922	$936	$215,207	$533,690	$—	29,710	$(343,531)	$406,302
Net loss	—	—	—	(154,050)	—	—	—	(154,050)
Exercise of stock options and restricted stock	802	—	(1,609)	(7,659)	—	(802)	9,268	—
Share-based compensation	—	—	2,502	—	—	—	—	2,502
Repurchase of common stock	(268)	—	—	—	—	268	(540)	(540)
BALANCE, May 2, 2020	64,456	$936	$216,100	$371,981	$—	29,176	$(334,803)	$254,214
Net loss	—	—	—	(107,770)	—	—	—	(107,770)
Exercise of stock options and restricted stock	386	—	(732)	(3,682)	—	(386)	4,414	—
Share-based compensation	—	—	2,460	—	—	—	—	2,460
Repurchase of common stock	(12)	—	—	—	—	12	(28)	(28)
BALANCE, August 1, 2020	64,830	$936	$217,828	$260,529	$—	28,802	$(330,417)	$148,876
Net loss	—	—	—	(90,349)	—	—	—	(90,349)
Exercise of stock options and restricted stock	109	—	(105)	(1,142)	—	(109)	1,247	—
Share-based compensation	—	—	2,324	—	—	—	—	2,324
Repurchase of common stock	(34)	—	—	—	—	34	(31)	(31)
BALANCE, October 31, 2020	64,905	$936	$220,047	$169,038	$—	28,727	$(329,201)	$60,820
See Notes to Unaudited Consolidated Financial Statements.
EXPRESS, INC. | Q3 2021 Form 10-Q | 6

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands) (Unaudited)

	Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,999)	$(352,169)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	51,964	55,699
Loss on disposal of property and equipment	74	1
Impairment of property, equipment and lease assets	—	29,853
Equity method investment impairment	—	3,233
Share-based compensation	7,856	7,286
Deferred taxes	—	65,358
Landlord allowance amortization	(319)	(312)
Other non-cash adjustments	—	(500)
Changes in operating assets and liabilities:
Receivables, net	523	(1,833)
Income tax receivable	57,992	(109,014)
Inventories	(119,228)	(130,340)
Accounts payable, deferred revenue, and accrued expenses	95,621	183,129
Other assets and liabilities	5,800	(1,993)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	78,284	(251,602)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,095)	(13,550)
NET CASH USED IN INVESTING ACTIVITIES	(18,095)	(13,550)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under the revolving credit facility	73,000	165,000
Repayment of borrowings under the revolving credit facility	(154,050)	—
Proceeds from borrowings under the term loan facility	50,000	—
Repayment of borrowings under the term loan facility	(43,263)	—
Proceeds on financing arrangements	—	2,634
Repayments of financing arrangements	(769)	(1,293)
Costs incurred in connection with debt arrangements	(471)	(382)
Repurchase of common stock for tax withholding obligations	(3,715)	(599)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(79,268)	165,360

NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,079)	(99,792)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	55,874	207,139
CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,795	$107,347
See Notes to Unaudited Consolidated Financial Statements.
EXPRESS, INC. | Q3 2021 Form 10-Q | 7

EXPRESS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

EXPRESS, INC. | Q3 2021 Form 10-Q | 8

NOTE 1 | DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business Description
Grounded in versatility and powered by a styling community, Express, Inc., together with its subsidiaries (“Express” or the “Company”), is a modern, multichannel apparel and accessories brand whose purpose is to Create Confidence & Inspire Self-Expression. Launched in 1980 with the idea that style, quality and value should all be found in one place, Express has been a part of some of the most important and culture-defining fashion trends. The Express Edit design philosophy ensures that the brand is always "of the now" so people can get dressed for every day and any occasion knowing that Express can help them look the way they want to look and feel the way they want to feel.

The Company operates 570 retail and factory outlet stores in the United States and Puerto Rico, the express.com online store and the Express mobile app. Express is comprised of the brands Express and UpWest. As of October 30, 2021, Express operated 363 primarily mall-based retail stores in the United States and Puerto Rico as well as 207 factory outlet stores.

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

All references herein to “the third quarter of 2021” and “the third quarter of 2020” represent the thirteen weeks ended October 30, 2021 and October 31, 2020, respectively.
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and the U.S. Securities and Exchange Commission’s Article 10, Regulation S-X and therefore do not include all of the information or footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the Company's 2021 fiscal year. Therefore, these statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended January 30, 2021, included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 25, 2021.
Principles of Consolidation
The unaudited Consolidated Financial Statements include the accounts of Express, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Segment Reporting
The Company defines an operating segment on the same basis that it uses to evaluate performance internally. The Company has determined that, together, its Chief Executive Officer and its President, Chief Operating Officer and Interim Chief Financial Officer are the Chief Operating Decision Maker, and that there is one operating segment. Therefore, the Company reports results as a single segment, which includes the operation of its Express brick-and-mortar retail and outlet stores and eCommerce operations.
EXPRESS, INC. | Q3 2021 Form 10-Q | 9

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
Management's Assessment
The Company has seen significant recovery in sales and profitability through the third quarter of 2021 and continues to be in compliance with the financial covenants under its Amended Revolving Credit Facility (as defined below) and Term Loan Facility (as defined below). Based upon the improved results in the first three quarters of 2021, the terms of the Term Loan Facility and the Amended Revolving Credit Facility and the cash conservation and cost reduction measures taken to date, the Company is projecting sufficient liquidity to fund future operations and to meet its obligations as they become due for at least one year following the date that these unaudited Consolidated Financial Statements are issued.

NOTE 2 | REVENUE RECOGNITION
The following is information regarding the Company’s major product categories and sales channels:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
	(in thousands)
Apparel	$419,965	$277,818	$1,129,198	$664,822
Accessories and other	38,721	34,586	111,840	81,854
Other revenue	13,295	9,657	34,329	31,363
Total net sales	$471,981	$322,061	$1,275,367	$778,039

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
	(in thousands)
Retail	$339,369	$222,093	$901,436	$546,375
Outlet	119,317	90,311	339,602	200,301
Other revenue	13,295	9,657	34,329	31,363
Total net sales	$471,981	$322,061	$1,275,367	$778,039
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
EXPRESS, INC. | Q3 2021 Form 10-Q | 10

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
	(in thousands)
Beginning balance loyalty deferred revenue	$8,814	$9,869	$8,951	$14,063
Reduction in revenue/(revenue recognized)	1,083	(41)	946	(4,235)
Ending balance loyalty deferred revenue	$9,897	$9,828	$9,897	$9,828
Sales Returns Reserve
The Company reduces net sales and provides a reserve for projected merchandise returns based on prior experience. Merchandise returns are often resalable merchandise and are refunded by issuing the same payment tender as the original purchase. The sales returns reserve was $13.3 million and $6.4 million as of October 30, 2021 and January 30, 2021, respectively, and is included in accrued expenses on the unaudited Consolidated Balance Sheets. The asset related to projected returned merchandise is included in other assets on the unaudited Consolidated Balance Sheets.
Gift Cards
The Company sells gift cards in its stores, on its eCommerce website, and through third parties. These gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The gift card liability balance was $20.5 million and $23.5 million, as of October 30, 2021 and January 30, 2021, respectively, and is included in deferred revenue on the unaudited Consolidated Balance Sheets. The Company recognizes revenue from gift cards when they are redeemed by the customer. The Company also recognizes income on unredeemed gift cards, referred to as “gift card breakage.” Gift card breakage is recognized proportionately using a time-based attribution method from issuance of the gift card to the time when it can be determined that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. The gift card breakage rate is based on historical redemption patterns. Gift card breakage is included within the other revenue component of net sales.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
	(in thousands)
Beginning gift card liability	$20,734	$20,865	$23,478	$24,142
Issuances	5,762	4,642	15,600	13,035
Redemptions	(5,561)	(4,988)	(16,860)	(15,134)
Gift card breakage	(482)	(444)	(1,765)	(1,968)
Ending gift card liability	$20,453	$20,075	$20,453	$20,075
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
EXPRESS, INC. | Q3 2021 Form 10-Q | 11

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

In connection with the Card Agreement, the Bank agreed to pay the Company a $20.0 million refundable payment which the Company recognized upon receipt as deferred revenue within other long-term liabilities in the Consolidated Balance Sheets and began to recognize into income on a straight-line basis commencing January of 2018. As of October 30, 2021, the deferred revenue balance of $9.1 million will be recognized over the remaining term of the amended Card Agreement within the other revenue component of net sales.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
	(in thousands)
Beginning balance refundable payment liability	$9,833	$12,711	$11,272	$14,150
Recognized in revenue	(719)	(719)	(2,158)	(2,158)
Ending balance refundable payment liability	$9,114	$11,992	$9,114	$11,992

NOTE 3 | EARNINGS PER SHARE
The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
	(in thousands)
Weighted-average shares - basic	67,006	64,868	66,244	64,515
Dilutive effect of stock options and restricted stock units	2,850	—	—	—
Weighted-average shares - diluted	69,856	64,868	66,244	64,515
Equity awards representing 0.7 million and 8.2 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen and thirty-nine weeks ended October 30, 2021, respectively, as the inclusion of these awards would have been anti-dilutive. Equity awards representing 10.9 million and 10.6 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen and thirty-nine weeks ended October 31, 2020, respectively, as the inclusion of these awards would have been anti-dilutive.
Additionally, for the thirteen weeks ended October 30, 2021, approximately 1.5 million shares were excluded from the computation of diluted weighted average shares because the number of shares that will ultimately be issued is contingent on the Company’s performance compared to pre-established performance goals which have not been achieved as of October 30, 2021.

EXPRESS, INC. | Q3 2021 Form 10-Q | 12

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
Financial Assets
The following table presents the Company’s financial assets, recorded in cash and cash equivalents on the unaudited Consolidated Balance Sheets, measured at fair value on a recurring basis as of October 30, 2021 and January 30, 2021, aggregated by the level in the fair value hierarchy within which those measurements fall.

October 30, 2021
	Level 1	Level 2	Level 3
(in thousands)
Money market funds	$—	$—	$—

January 30, 2021
	Level 1	Level 2	Level 3
(in thousands)
Money market funds	$35,964	$—	$—
The money market funds are valued using quoted market prices in active markets.
The carrying amounts reflected on the unaudited Consolidated Balance Sheets for the remaining cash and cash equivalents, receivables, prepaid expenses, and payables as of October 30, 2021 and January 30, 2021 approximated their fair values.
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

EXPRESS, INC. | Q3 2021 Form 10-Q | 13

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

▪The key assumptions used in the fair value analysis may include discounted estimates of future store cash flows from operating the store and/or comparable market rents.

During the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020, the Company recognized impairment charges as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
	(in thousands)
Right of use asset impairment	$—	$6,861	$—	$22,423
Property and equipment asset impairment	—	1,509	—	7,430
Total asset impairment	$—	$8,370	$—	$29,853
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

The Company evaluates whether deferred tax assets are realizable on a quarterly basis. The Company considers all available positive and negative evidence, including past operating results and expectations of future operating income. Accordingly, the Company continues to maintain a full valuation allowance on deferred tax assets as of October 30, 2021.

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

The Company’s effective tax rate was 2.2% and 19.2% for the thirteen weeks ended October 30, 2021 and October 31, 2020, respectively. The effective tax rate for the thirteen weeks ended October 30, 2021 is driven by changes to the Company's full year forecasted effective tax rate due to improved operational forecast offset by a reduction to the forecasted valuation allowance needed for the current year results. The effective tax rate for the thirteen weeks ended October 31, 2020 reflects the impact of recording an additional valuation allowance of $16.0 million against 2020 U.S. federal and state deferred tax assets and other tax credits of which a portion relates to 2020 U.S. federal net operating losses that could not be carried back to offset taxable income in the five-year carryback period as part of the CARES Act. This was partially offset by $8.0 million of tax benefit related to the portion of the 2020 U.S. federal net operating losses that are able to be carried back to years with a higher federal statutory tax rate than is currently enacted.

EXPRESS, INC. | Q3 2021 Form 10-Q | 14

The Company’s effective tax rate was (1.0)% and 11.3% for the thirty-nine weeks ended October 30, 2021 and October 31, 2020, respectively. The effective tax rate for the thirty-nine weeks ended October 30, 2021 reflects the impact of non-deductible executive compensation and the release of a valuation allowance of $0.5 million against current year forecasted taxable earnings. The effective tax rate for the thirty-nine weeks ended October 31, 2020 reflects the impact of establishing a valuation allowance against the Company's net deferred tax assets, which includes $54.2 million of discrete tax expense from a valuation allowance on previously recognized deferred tax assets and $39.1 million valuation allowance against 2020 U.S. federal and state deferred tax assets and other tax credits of which a portion relates to 2020 U.S. federal net operating losses that could not be carried back to offset taxable income in the five-year carryback period as part of the CARES Act. This was partially offset by a $36.6 million tax benefit related to the portion of the 2019 and 2020 U.S. federal net operating losses that are able to be carried back to years with a higher federal statutory tax rate than is currently enacted.

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

As a result of the impact of the COVID-19 pandemic, the Company did not initially make its store rent payments for certain stores in the first and second quarter of 2020. The Company established an accrual for rent payments that were not made and has continued to recognize accrued rent expense. As a result of negotiations with certain landlords, the Company has since made rent payments for certain stores and some landlords have agreed to abate certain rent payments. The appropriate adjustments were made to accrued rent. Accrued rent is within accrued expenses on the unaudited Consolidated Balance Sheets. Accrued minimum rent as of October 30, 2021 and January 30, 2021, was $15.0 million and $56.3 million, respectively.

Supplemental cash flow information related to leases is as follows:

	Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$220,707	$128,563
Right-of-use assets obtained in exchange for operating lease liabilities	$44,516	$36,201

EXPRESS, INC. | Q3 2021 Form 10-Q | 15

NOTE 7 | DEBT
The following table summarizes the Company's outstanding debt as of the dates indicated:

	October 30, 2021	January 30, 2021
	(in thousands)
Term Loan Facility	$96,737	$90,000
Revolving Facility	25,000	106,050
Total outstanding borrowings	121,737	196,050
Less: unamortized debt issuance costs	(3,252)	(4,018)
Total debt, net	118,485	192,032
Less: current portion of long-term debt	10,091	—
Long-term debt, net	$108,394	$192,032

Outstanding letters of credit	$34,636	$36,099
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

During the second quarter of 2021, the Company paid an additional $30.9 million payment on the DDTL with proceeds from CARES Act refunds. As of October 30, 2021, the Company had $6.7 million in borrowings outstanding under the DDTL and $90.0 million in borrowings outstanding under the Term Loan Facility. The fair value of the $96.7 million total borrowings outstanding under the Term Loan Facility at October 30, 2021 was $95.1 million.

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

Amounts borrowed under the Term Loan Facility bear interest at a variable rate indexed to LIBOR plus a pricing margin ranging from 8.00% to 8.25% per annum, as determined in accordance with the provisions of the Term Loan Facility based on EBITDA (as defined below), as of any date of determination, for the most recently ended twelve month period. Interest payments under the Term Loan Facility are due on the first day of each calendar month. As of October 30, 2021 the interest rate on the outstanding FILO Term Loan was 9.3%.

EXPRESS, INC. | Q3 2021 Form 10-Q | 16

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

The Company recorded deferred financing costs associated with the issuance of the Term Loan Facility. The unamortized balance is $3.3 million as of October 30, 2021. These costs will be amortized over the respective contractual terms of the Term Loan Facility or written off ratably as the Term Loan Facility is extinguished. The Company’s Term Loan debt is presented on the Consolidated Balance Sheets, net of the unamortized fees.
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

Under the Amended Revolving Credit Facility, revolving loans may be borrowed, repaid and reborrowed until May 24, 2024, at which time all amounts borrowed must be repaid. Borrowings under the Amended Revolving Credit Facility bear interest at variable rates that are indexed, at the Borrower’s option, to LIBOR or the base rate as defined in the credit agreement governing the asset-based loan credit facility, in each case plus a pricing margin. The pricing margin for LIBOR loans ranges from 2.00% to 2.25% per annum, and the pricing margin for base rate loans ranges from 1.00% to 1.25% per annum, in each case as determined in accordance with the provisions of the
EXPRESS, INC. | Q3 2021 Form 10-Q | 17

Amended Revolving Credit Facility based on average daily excess availability. The Amended Revolving Credit Facility has a maximum borrowing amount of $250.0 million, subject to a borrowing base which is calculated based on specified percentages of eligible inventory, credit card receivables and cash, less certain reserves. Commitment reductions and termination of the Amended Revolving Credit Facility prior to the maturity date is permitted, subject in certain instances to a prepayment fee. As of October 30, 2021, the interest rate on the outstanding borrowings of $25.0 million at LIBOR was approximately 2.5%.

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

As of October 30, 2021, the Company had $25.0 million in borrowings outstanding under the Amended Revolving Credit Facility and approximately $155.3 million remained available for borrowing under the Amended Revolving Credit Facility after giving effect to outstanding letters of credit in the amount of $34.6 million and subject to certain borrowing base limitations as further discussed above. The fair value of the Amended Revolving Credit Facility at October 30, 2021 was $25.0 million.

Letters of Credit
The Company may enter into various trade letters of credit ("trade LCs") in favor of certain vendors to secure merchandise. These trade LCs are issued for a defined period of time, for specific shipments, and generally expire three weeks after the merchandise shipment date. As of October 30, 2021 and January 30, 2021, there were no outstanding trade LCs. Additionally, the Company enters into stand-by letters of credit ("stand-by LCs") on an as-needed basis to secure payment obligations for third party logistic services, merchandise purchases, and other
EXPRESS, INC. | Q3 2021 Form 10-Q | 18

general and administrative expenses. As of October 30, 2021 and January 30, 2021, outstanding stand-by LCs totaled $34.6 million and $36.1 million, respectively.

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

The following summarizes long-term incentive compensation expense:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
	(in thousands)
Restricted stock units	$1,436	$2,022	$5,093	$6,349
Stock options	91	302	641	937
Performance-based restricted stock units	925	—	2,122	—
Total share-based compensation	$2,452	$2,324	$7,856	$7,286
Cash-settled awards	2,427	357	7,066	350
Total long-term incentive compensation	$4,879	$2,681	$14,922	$7,636
The stock compensation related income tax benefit, excluding consideration of valuation allowances, recognized by the Company during the thirteen and thirty-nine weeks ended October 30, 2021 was $0.2 million and $4.2 million, respectively. The stock compensation related income tax benefit, excluding consideration of valuation allowances, recognized by the Company during the thirteen and thirty-nine weeks ended October 31, 2020 was $0.1 million and $0.8 million, respectively.
EXPRESS, INC. | Q3 2021 Form 10-Q | 19

The valuation allowances associated with these tax benefits were $0.2 million and $4.2 million for the thirteen and thirty-nine weeks ended October 30, 2021, respectively. There were no valuation allowances associated with the tax benefits for the thirteen and thirty-nine weeks ended October 31, 2020, respectively.
Equity Awards
Restricted Stock Units
During the thirty-nine weeks ended October 30, 2021, the Company granted restricted stock units (“RSUs”) under the 2018 Plan. The fair value of RSUs is determined based on the Company’s closing stock price on the day prior to the grant date in accordance with the 2018 Plan. The RSUs granted in 2021 vest ratably over one to three years and the expense related to these RSUs will be recognized using the straight-line attribution method over this vesting period.

The Company’s activity with respect to RSUs, including awards with performance conditions granted prior to 2018, for the thirty-nine weeks ended October 30, 2021 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value Per Share
	(in thousands, except per share amounts)
Unvested - January 30, 2021	7,090	$2.63
Granted	169	$5.56
Vested	(3,051)	$2.82
Forfeited	(407)	$2.74
Unvested - October 30, 2021	3,801	$2.59
The total fair value of RSUs that vested during the thirty-nine weeks ended October 30, 2021 and October 31, 2020 was $8.6 million and $7.1 million, respectively. As of October 30, 2021, there was approximately $6.7 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a remaining weighted-average period of approximately 1.1 years.

Stock Options
The Company’s activity with respect to stock options during the thirty-nine weeks ended October 30, 2021 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding - January 30, 2021	3,324	$6.65
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(294)	$17.24
Outstanding - October 30, 2021	3,030	$5.62	6.7	$2,877
Expected to vest at October 30, 2021	555	$2.64	7.7	$682
Exercisable at October 30, 2021	2,465	$6.30	6.5	$2,182
As of October 30, 2021, there was approximately $0.6 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a remaining weighted average period of approximately 1.3 years.

EXPRESS, INC. | Q3 2021 Form 10-Q | 20

Performance-Based Restricted Stock Units
During the thirty-nine weeks ended October 30, 2021, the Company granted 1.5 million performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock upon vesting. The number of shares earned could range between 0% and 200% of the target amount depending upon performance achieved over a three-year vesting period beginning on the first day of the Company's 2021 fiscal year and ending on the last day of the Company's 2023 fiscal year. These awards are valued based on the fair value of the award at the grant date and do not vary based on changes in the Company's stock price or performance. The performance condition of the award is adjusted earnings before interest, taxes, depreciation, and amortization ("Adjusted EBITDA"). The number of shares that are expected to vest will change based on estimates of the Company’s Adjusted EBITDA performance in relation to the pre-established targets. As of October 30, 2021, $8.8 million of total unrecognized compensation cost is expected to be recognized on performance-based restricted stock units over a remaining weighted-average period of 2.5 years.

Cash-Settled Awards
Time-Based Cash-Settled Awards
During the thirty-nine weeks ended October 30, 2021 and October 31, 2020, the Company granted time-based cash-settled awards to employees that vest ratably over three years. These awards are classified as liabilities and do not vary based on changes in the Company's stock price or performance. The expense related to these awards will be accrued using a straight-line method over this vesting period. As of October 30, 2021, $10.5 million of total unrecognized compensation cost is expected to be recognized on cash-settled awards over a remaining weighted-average period of 1.6 years.

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

Accordingly, the Committee delayed setting performance targets for the 2020 long-term performance-based awards until February 2021 when it believed it had a clearer outlook on the Company’s expected long-term performance. These awards are classified as liabilities, with the amount to be paid out estimated each reporting period. Expense is being recognized in proportion to the completed requisite period up until date of settlement. The amount of cash earned could range between 0% and 200% of the target amount depending upon performance achieved over a two-year performance period commencing on the first day of the Company’s 2021 fiscal year and ending on the last day of the Company’s 2022 fiscal year. The performance condition of the award is Adjusted EBITDA. The amount of cash earned will change based on estimates of the Company’s Adjusted EBITDA performance in relation to the pre-established targets. As of October 30, 2021, $7.5 million of total unrecognized compensation cost is expected to be recognized on performance-based cash-settled awards over a remaining weighted-average period of 1.5 years.

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

In August 2018, former associate Ms. Leticia Rosete filed suit in Los Angeles County Superior Court for the State of California naming certain subsidiaries of the Company as defendants in a representative action alleging violations of
EXPRESS, INC. | Q3 2021 Form 10-Q | 21

California state wage and hour statutes and other labor standard violations (including claims for discrimination, harassment, retaliation, etc.). On September 8, 2021, the Rosete case was settled.

On January 29, 2019, Mr. Jorge Chacon filed a second representative action in the Superior Court for the State of California for the County of Orange alleging violations of California state wages and hour statutes and other labor standard violations, which was removed to federal court by the Company and is now pending in the United States District Court for the Central District of California. The lawsuit seeks unspecified monetary damages and attorneys' fees. In June 2021, a portion of Mr. Chacon’s claims in this action were certified as a class action.

The Company is vigorously defending itself against these claims and, as of October 30, 2021, has established an estimated liability based on its best estimate of the outcome of the matters.

The Company is subject to various other claims and contingencies arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

NOTE 10 | STOCKHOLDERS' EQUITY
Share Repurchase Programs
On November 28, 2017, the Company's Board of Directors ("Board") approved a share repurchase program that authorizes the Company to repurchase up to $150.0 million of the Company’s outstanding common stock using available cash (the "2017 Repurchase Program"). The Company may repurchase shares on the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and amount of stock repurchases will depend on a variety of factors, including business and market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified, or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the program. During the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020, the Company did not repurchase shares of its common stock. As of October 30, 2021, the Company had approximately $34.2 million remaining under this authorization.

Stockholder Rights Agreement
On April 20, 2020, the Board adopted a Stockholder Rights Agreement (the “Rights Agreement”). Under the Rights Agreement, one preferred share purchase right was distributed for each share of common stock, par value $0.01, outstanding at the close of business on April 30, 2020 and one right was to be issued for each new share of common stock issued thereafter. The rights initially traded with common stock and generally became exercisable only if any person (or any persons acting as a group) acquired 10% (or 20% in the case of certain passive investors) or more of the Company’s outstanding common stock (the “triggering percentage”). In the event the rights became exercisable, each holder of a right, other than triggering person, was entitled to purchase additional shares of common stock at a 50% discount or the Company could exchange each right held by such holders for one share of common stock. Existing 10% or greater stockholders were grandfathered to the extent of their April 21, 2020 ownership levels. The Rights Agreement expired on April 19, 2021.

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

During the thirteen and thirty-nine weeks ended October 30, 2021, the Company did not sell any shares under the Sales Agreement. The Company intends to use net proceeds, if any, from the sale of the common stock pursuant to the Sales Agreement for general corporate purposes, which may include investments in working capital, or capital
EXPRESS, INC. | Q3 2021 Form 10-Q | 22

expenditures, including the acceleration of investments to grow and enhance its eCommerce channel and omni-channel assets, the repayment of indebtedness, and other investments.
EXPRESS, INC. | Q3 2021 Form 10-Q | 23

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

All references herein to “the third quarter of 2021” and “the third quarter of 2020” represent the thirteen weeks ended October 30, 2021 and October 31, 2020, respectively. Due to the significant impact of COVID-19 on our Fiscal 2020 results and continued impact on our first quarter 2021, comparisons to the third quarter of our fiscal year ended February 1, 2020 ("Fiscal 2019"), where meaningful, have been included for additional context.

Our management's discussion and analysis of financial condition and results of operations is presented in the following sections:

\

OVERVIEW
Grounded in versatility and powered by a styling community, Express is a modern, multichannel apparel and accessories brand whose purpose is to Create Confidence & Inspire Self-Expression. Launched in 1980 with the idea that style, quality and value should all be found in one place, Express has been a part of some of the most important and culture-defining fashion trends. The Express Edit design philosophy ensures that the brand is always "of the now" so people can get dressed for every day and any occasion knowing that Express can help them look the way they want to look and feel the way they want to feel. We operate 570 retail and factory outlet stores in the United States and Puerto Rico, the express.com online store and the Express mobile app.

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

EXPRESS, INC. | Q3 2021 Form 10-Q | 24

During the latter part of the first quarter of 2021 and throughout the second and third quarters of 2021, we have seen improved trends coinciding with the vaccination rollout and the lifting of COVID-19 related restrictions, especially in areas where COVID-19 guidelines were less restrictive. We continue to monitor and comply with all governmental regulations imposed.

The extent of the pandemic’s impact on our business and financial results will depend, however, on future developments, including the remaining duration and severity of the pandemic (including any variants of COVID-19), the distribution, rate of public acceptance and efficacy of vaccines and other treatments, as well as potential impacts of any vaccine mandates on our workforce, related impacts on consumer confidence and spending, and the effect of any additional governmental regulations imposed, all of which are highly uncertain. Additionally, COVID-19 has caused disruptions and rising costs to global supply chains. Although we have successfully managed these challenges thus far, our ability to continue to replenish our inventory to meet continued levels of consumer demand could be impacted by further delays or disruptions. We expect these impacts to continue for as long as the global supply chain is experiencing these challenges. Given the dynamic nature of the COVID-19 pandemic, we cannot reasonably estimate the impacts of the COVID-19 pandemic on our future financial condition, results of operations or cash flows. For additional information regarding risks related to the COVID-19 pandemic, see “Item 1A. Risk Factors: External Risk Factors” in our Annual Report.

FINANCIAL DETAILS FOR THE THIRD QUARTER OF 2021

•Net sales increased 47% to $472.0 million
◦Net sales decreased 3% compared to 2019
•Comparable sales increased 46%
◦Comparable sales increased 3% compared to 2019
•Comparable retail sales (includes both retail stores and eCommerce sales) increased 52%
•Comparable outlet sales increased 33%
•Gross margin percentage increased 2,890 basis points to 33.2%
◦Gross margin increased 500 basis points compared to 2019
•Operating income increased $127.2 million to $16.3 million
◦Operating income increased $22.9 million compared to 2019
•Net income increased $103.4 million to $13.1 million
•Diluted earnings per share increased $1.58 to $0.19

EXPRESS, INC. | Q3 2021 Form 10-Q | 25

The following charts show key performance metrics for the third quarter of 2021 compared to the third quarter of 2020.

OUTLOOK & THIRD QUARTER UPDATE
Our strong third quarter 2021 results reflect the second consecutive quarter of profitable growth and positive consolidated comparable sales compared to the third quarter of 2019, and we significantly improved our operating cash flow by $329.9 million compared to the third quarter of 2020 and $45.5 million compared to the third quarter of 2019, respectively. We believe these results demonstrate the power of the EXPRESSway Forward strategy and provide tangible evidence that the versatility, quality, and value of our products are resonating with consumers.
The following defines each pillar of the EXPRESSway Forward strategy and provides an update on each priority:

PRODUCT	BRAND	CUSTOMER	EXECUTION
Product
We set out to completely reinvent our product across every category and each item, taking a more modern approach and building our assortments to reflect the way our customers build their wardrobes.

We established a design and merchandising philosophy called the Express Edit that has guided every one of our seasonal assortments to be sharp, smart, and focused. Versatility is one of the key ideas within the Express Edit,
EXPRESS, INC. | Q3 2021 Form 10-Q | 26

and we identified denim and knits as two of the most important elements of a modern versatile wardrobe. Our new core of denim and Express Essentials are an integral part of the redefinition of Express, and customer response has been incredibly strong in both categories.

We reimagined our assortments in the categories we have long been known for and held strong market share such as dresses, suits and knits for women and suits and shirts for men. We brought innovation to each one of these categories and had strong performance as we moved through the third quarter of 2021.

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

Customer
We believe that we can drive higher retention, frequency and spend. We also believe that our loyalty program is the most effective way to drive higher retention, frequency and spend; to that end we rebranded and relaunched Express Insider during the first quarter of 2021 to a strong reception from our customers. Since the relaunch, we have brought nearly 2.0 million new customers into the program and reactivated 1.8 million lapsed customers.

Execution
Execution is the through line across Product, Brand, and Customer that will drive our operating model. Our third quarter of 2021 results reflect the strength of our go-to-market model and our alignment as an organization. We effectively responded to the ongoing impacts of the pandemic, particularly navigating through the many supply chain challenges and disruptions, and applied discipline around our expenses and our investments. Outstanding execution is also what helped drive momentum in each one of our channels and reinforce the ability of our strategy to effectively advance our eCommerce, retail, and outlet businesses.

EXPRESS, INC. | Q3 2021 Form 10-Q | 27

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

Comparable Sales
Description
Comparable sales is a measure of the amount of sales generated in a period relative to the amount of sales generated in the comparable prior year period. Comparable sales for the third quarter of 2021 was calculated using the thirteen weeks ended October 30, 2021 as compared to the thirteen weeks ended October 31, 2020.

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

eCommerce Demand
Description
eCommerce demand is defined as gross orders for Express and/or third party merchandise that originate through our eCommerce platform, including our website, mobile app, and buy online pick-up in store.

Discussion
We believe eCommerce demand is a useful operational metric for investors and management as it provides visibility for orders placed but not yet shipped.
EXPRESS, INC. | Q3 2021 Form 10-Q | 28

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
EXPRESS, INC. | Q3 2021 Form 10-Q | 29

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
EXPRESS, INC. | Q3 2021 Form 10-Q | 30

RESULTS OF OPERATIONS
The Third Quarter of 2021 compared to the Third Quarter of 2020
Net Sales

	Thirteen Weeks Ended
	October 30, 2021	October 31, 2020
Net sales (in thousands)	$471,981	$322,061
Comparable retail sales	52%	(33)%
Comparable outlet sales	33%	(20)%
Total comparable sales percentage change	46%	(30)%
Gross square footage at end of period (in thousands)	4,744	5,031
Number of:
Stores open at beginning of period	567	593
New retail stores	—	1
New outlet stores	1	—
New Express Edit concept stores	2	—
New UpWest stores	1	—
Retail stores converted to outlets	—	—
Closed stores	(1)	(2)
Stores open at end of period	570	592
Net sales in the third quarter of 2021 increased approximately $149.9 million compared to the third quarter of 2020, primarily attributed to our product and brand strategies resonating with our customers coupled with the vaccination rollout and the lifting of COVID-related restrictions during 2021, as compared to the material adverse impact the COVID-19 pandemic had during the third quarter of 2020. Our retail comparable sales percentage increases are lower than our total retail sales percentage increases for the third quarter of 2021. This is due to our comparable sales calculation excluding sales for stores that were closed in the comparable period last year due to the COVID-19 pandemic. Net sales decreased $16.5 million from $488.5 million in the third quarter of 2019 due primarily to reduced store count. Comparable sales increased 3% compared to the third quarter of 2019.
Gross Profit
The following table shows cost of goods sold, buying and occupancy costs, gross profit in dollars, and gross margin percentage for the stated periods:

	Thirteen Weeks Ended
	October 30, 2021	October 31, 2020
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$315,173	$308,115
Gross profit	$156,808	$13,946
Gross margin percentage	33.2%	4.3%
The 2,890 basis point increase in gross margin percentage, or gross profit as a percentage of net sales, in the third quarter of 2021 compared to the third quarter of 2020 was comprised of an increase in merchandise margin of 1,350 basis points and a decrease in buying and occupancy costs as a percentage of net sales of 1,540 basis points. The increase in merchandise margin was primarily driven by positive customer response to our new receipts and a significant reduction in promotional activity. The improvement in buying and occupancy costs leverage was due to increased sales and rent reductions. In addition, we had a $8.4 million impairment in the third quarter of 2020. Compared to the third quarter of 2019, gross margin percentage increased 500 basis points primarily driven by significant reductions in our buying and occupancy expense structure.
EXPRESS, INC. | Q3 2021 Form 10-Q | 31

Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	Thirteen Weeks Ended
	October 30, 2021	October 31, 2020
	(in thousands, except percentages)
Selling, general, and administrative expenses	$141,055	$124,863
Selling, general, and administrative expenses, as a percentage of net sales	29.9%	38.8%
The $16.2 million increase in selling, general, and administrative expenses in the third quarter of 2021 as compared to the third quarter of 2020 was primarily driven last year's pandemic related store closures and current year investments in customer acquisition related marketing expense.
Interest Expense, Net
The following table shows interest expense in dollars for the stated periods:

	Thirteen Weeks Ended
	October 30, 2021	October 31, 2020
	(in thousands)
Interest expense, net	$2,879	$936
The $1.9 million increase in interest expense in the third quarter of 2021 as compared to the third quarter of 2020 was the result of borrowing under our Amended Revolving Credit Facility and Term Loan Facility, which bear interest at variable rates. Refer to Note 7 in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion regarding our borrowings during the thirteen weeks ended October 30, 2021.
Income Tax Expense/(Benefit)
The following table shows income tax expense/(benefit) in dollars for the stated periods:

	Thirteen Weeks Ended
	October 30, 2021	October 31, 2020
	(in thousands)
Income tax expense/(benefit)	$289	$(21,503)
The effective tax rate was 2.2% and 19.2% for the thirteen weeks ended October 30, 2021 and October 31, 2020, respectively. The effective tax rate for the thirteen weeks ended October 30, 2021 is driven by changes to our full year forecasted effective tax rate due to improved operational forecast offset by a reduction to the forecasted valuation allowance needed for the current year results. The effective tax rate for the thirteen weeks ended October 31, 2020 reflects the impact of recording an additional valuation allowance of $16.0 million against 2020 U.S. federal and state deferred tax assets and other tax credits of which a portion relates to 2020 U.S. federal net operating losses that could not be carried back to offset taxable income in the five-year carryback period as part of the CARES Act. This was partially offset by $8.0 million of tax benefit related to the portion of the 2020 U.S. federal net operating losses that are able to be carried back to years with a higher federal statutory tax rate than is currently enacted.
EXPRESS, INC. | Q3 2021 Form 10-Q | 32

The Thirty-Nine Weeks Ended October 30, 2021 compared to the Thirty-Nine Weeks Ended October 31, 2020
Net Sales

	Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020
Net sales (in thousands)	$1,275,367	$778,039
Comparable retail sales	39%	(30)%
Comparable outlet sales	21%	(17)%
Total comparable sales percentage change	34%	(27)%
Gross square footage at end of period (in thousands)	4,744	5,031
Number of:
Stores open at beginning of period	570	595
New retail stores	—	1
New outlet stores	1	1
New Express Edit concept stores	6	—
New UpWest stores	7	—
Retail stores converted to outlets	—	—
Closed stores	(14)	(5)
Stores open at end of period	570	592
Net sales for the thirty-nine weeks ended October 30, 2021 increased approximately $497.3 million compared to the thirty-nine weeks ended October 31, 2020. The sales increase is primarily attributed to our product and brand strategies resonating with our customers coupled with the vaccination rollout and the lifting of COVID-related restrictions during the thirty-nine weeks ended October 30, 2021, as compared to the material adverse impact the COVID-19 pandemic had during the thirty-nine weeks ended October 31, 2020. Our retail comparable sales percentage increases are lower than our total retail sales percentage increases for the thirty-nine weeks ended October 30, 2021. This is due to our comparable sales calculation excluding sales for stores that were closed in the comparable period last year due to the COVID-19 pandemic.
Gross Profit/(Loss)
The following table shows cost of goods sold, buying and occupancy costs, gross profit/(loss) in dollars, and gross margin percentage for the stated periods:

	Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$890,448	$854,357
Gross profit/(loss)	$384,919	$(76,318)
Gross margin percentage	30.2%	(9.8)%
The 4,000 basis point increase in gross margin percentage, or gross profit/(loss) as a percentage of net sales, for the thirty-nine weeks ended October 30, 2021 compared to the thirty-nine weeks ended October 31, 2020 was comprised of an increase in merchandise margin of 1,650 basis points and a decrease in buying and occupancy costs as a percentage of net sales of 2,350 basis points. The increase in merchandise margin was primarily driven by positive customer response to our new receipts and significant reduction in promotional activity. The improvement in buying and occupancy costs leverage was driven by increased sales and rent reductions. In addition, we had a $29.9 million impairment during the thirty-nine weeks ended October 31, 2020.
EXPRESS, INC. | Q3 2021 Form 10-Q | 33

Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020
	(in thousands, except percentages)
Selling, general, and administrative expenses	$395,010	$316,833
Selling, general, and administrative expenses, as a percentage of net sales	31.0%	40.7%
The $78.2 million increase in selling, general, and administrative expenses for the thirty-nine weeks ended October 30, 2021 compared to the thirty-nine weeks ended October 31, 2020 was primarily the result of an increase in variable costs driven by the sales increase, current year investments in customer acquisition related marketing expense, and our stores being fully open during the thirty-nine weeks ended October 30, 2021 while our stores were temporarily closed beginning in mid-March through the remainder of the first quarter of 2020 and continued partial closures through the third quarter of 2020 due to the COVID-19 pandemic.
Interest Expense, Net
The following table shows interest expense in dollars for the stated periods:

	Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020
	(in thousands)
Interest expense, net	$12,246	$2,015
The $10.2 million increase in interest expense for the thirty-nine weeks ended October 30, 2021 compared to the thirty-nine weeks ended October 31, 2020 was the result of borrowing under our Amended Revolving Credit Facility and Term Loan Facility, which bear interest at variable rates. Refer to Note 7 in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion regarding our borrowings during the thirty-nine weeks ended October 30, 2021.
Income Tax Expense/(Benefit)
The following table shows income tax expense/(benefit) in dollars for the stated periods:

	Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020
	(in thousands)
Income tax expense/(benefit)	$227	$(45,068)
The effective tax rate was (1.0)% and 11.3% for the thirty-nine weeks ended October 30, 2021 and October 31, 2020, respectively. The effective tax rate for the thirty-nine weeks ended October 30, 2021 reflects the impact of non-deductible executive compensation and the release of a valuation allowance of $0.5 million against current year forecasted taxable earnings. The effective tax rate for the thirty-nine weeks ended October 31, 2020 was less than the statutory rate due to the impact of establishing a valuation allowance against our net deferred tax assets, which includes $54.2 million of discrete tax expense from a valuation allowance against previously recognized deferred tax assets and $39.1 million valuation allowance against 2020 U.S. federal and state deferred tax assets and other tax credits of which a portion relates to 2020 U.S. federal net operating losses that could not be carried back to offset taxable income in the five-year carryback period as part of the CARES Act. This was partially offset by a $36.6 million tax benefit related to the portion of the 2019 and 2020 U.S. federal net operating losses that are able to be carried back to years with a higher federal statutory tax rate than is currently enacted.
EXPRESS, INC. | Q3 2021 Form 10-Q | 34

Operating Income/(Loss), Net Income/(Loss), Diluted Earnings Per Share and EBITDA
Included in the table below is operating income/(loss), net income/(loss), diluted earnings per share and earnings before interest, taxes, depreciation, and amortization ("EBITDA") for the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020, respectively. We supplement the reporting of our financial information determined under United States generally accepted accounting principles ("GAAP") with certain non-GAAP financial measures: adjusted operating income/(loss), adjusted net income/(loss), adjusted diluted earnings per share and EBITDA. The following table presents these financial measures, each a non-GAAP financial measure, for the stated periods which eliminate certain non-core operating costs:

	Thirteen Weeks Ended
	October 30, 2021		October 31, 2020
	(in thousands, except per share amounts)
Operating income/(loss)	$16,254		$(110,916)
Adjusted operating income/(loss) (Non-GAAP)	$16,254	*	$(102,546)
Net income/(loss)	$13,086		$(90,349)
Adjusted net income/(loss) (Non-GAAP)	$11,601		$(76,192)
Diluted earnings per share	$0.19		$(1.39)
Adjusted diluted earnings per share (Non-GAAP)	$0.17		$(1.17)
EBITDA (Non-GAAP)	$31,916		$(92,600)
* No adjustments were made to operating income for the thirteen weeks ended October 30, 2021.

	Thirty-Nine Weeks Ended
	October 30, 2021		October 31, 2020
	(in thousands, except per share amounts)
Operating loss	$(9,526)		$(392,489)
Adjusted operating loss (Non-GAAP)	$(9,526)	*	$(362,636)
Net loss	$(21,999)		$(352,169)
Adjusted net loss (Non-GAAP)	$(22,489)		$(271,251)
Diluted earnings per share	$(0.33)		$(5.46)
Adjusted diluted earnings per share (Non-GAAP)	$(0.34)		$(4.20)
EBITDA (Non-GAAP)	$38,892		$(339,703)
* No adjustments were made to operating loss for the thirty-nine weeks ended October 30, 2021.
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
EXPRESS, INC. | Q3 2021 Form 10-Q | 35

encourages investors and stockholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

The following table reconciles the non-GAAP financial measures (adjusted operating income/(loss), adjusted net income/(loss), and adjusted diluted earnings per share) with the most directly comparable GAAP financial measures (operating income/(loss), net income/(loss), and diluted earnings per share, respectively) for the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020, respectively.

	Thirteen Weeks Ended October 30, 2021
(in thousands, except per share amounts)	Operating Income	Income Tax Impact	Net Income	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$16,254		$13,086	$0.19	69,856
Valuation allowance on deferred taxes (a)	—	(1,485)	(1,485)	(0.02)
Adjusted Non-GAAP Measure	$16,254		$11,601	$0.17
a.Valuation allowance released due to improvement in forecasted 2021 pre-tax results.

	Thirty-Nine Weeks Ended October 30, 2021
(in thousands, except per share amounts)	Operating Loss	Income Tax Impact	Net Loss	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$(9,526)		$(21,999)	$(0.33)	66,244
Valuation allowance on deferred taxes (a)	—	(490)	(490)	(0.01)
Adjusted Non-GAAP Measure	$(9,526)		$(22,489)	$(0.34)
a.Valuation allowance released due to improvement in forecasted 2021 pre-tax results.

	Thirteen Weeks Ended October 31, 2020
(in thousands, except per share amounts)	Operating Loss	Income Tax Impact		Net Loss	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$(110,916)			$(90,349)	$(1.39)	64,868
Impairment of property, equipment and lease assets	8,370	(2,215)	(a)	6,155	0.09
Valuation allowance on deferred taxes (b)	—	15,998		15,998	0.25
Tax impact of the CARES Act (c)	—	(7,996)		(7,996)	(0.12)
Adjusted Non-GAAP Measure	$(102,546)			$(76,192)	$(1.17)
a.Items tax affected at the applicable deferred or statutory rate.
b.Valuation allowance provided against previously recognized deferred tax assets and 2020 losses, less net operating losses utilized under the CARES Act.
c.Income tax benefit primarily due to a net operating loss carryback under the CARES Act to years with a higher federal statutory tax rate than is currently enacted.
EXPRESS, INC. | Q3 2021 Form 10-Q | 36

	Thirty-Nine Weeks Ended October 31, 2020
(in thousands, except per share amounts)	Operating Loss	Income Tax Impact		Net Loss	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$(392,489)			$(352,169)	$(5.46)	64,515
Impairment of property, equipment and lease assets	29,853	(7,901)	(a)	21,952	0.34
Equity method investment impairment (b)	—	(642)		2,091	0.03
Valuation allowance on deferred taxes (c)	—	93,317		93,317	1.45
Tax impact of the CARES Act (d)	—	(36,553)		(36,553)	(0.57)
Tax impact of executive departures (e)	—	111		111	—
Adjusted Non-GAAP Measure	$(362,636)			$(271,251)	$(4.20)
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
The following table reconciles the non-GAAP financial measure EBITDA with the most directly comparable GAAP financial measures for the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020, respectively.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net income/(loss)	$13,086	$(90,349)	$(21,999)	$(352,169)
Interest expense, net	2,879	936	12,246	2,015
Income tax expense/(benefit)	289	(21,503)	227	(45,068)
Depreciation and amortization	15,662	18,316	48,418	55,519
EBITDA (Non-GAAP Measure)	$31,916	$(92,600)	$38,892	$(339,703)

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

Based upon the sales and profitability recovery seen during the thirty-nine weeks ended October 30, 2021, as well as the availability of additional liquidity under the Amended Revolving Credit Facility, and expense control and other measures taken to date, our liquidity position has improved significantly. We continue to be in compliance with the financial covenants under our Amended Revolving Credit Facility and Term Loan Facility and plan to continue our cost reduction measures taken to date, including rent concessions agreed to, and we are forecasting continued strength in both sales and profitability for the remainder of 2021. This will result in sufficient cash flows to support our ongoing operations and to meet our covenant requirements under the Amended Revolving Credit Facility and Term Loan Facility for one year following the date that these unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report are issued.

EXPRESS, INC. | Q3 2021 Form 10-Q | 37

Analysis of Cash Flows
A summary of cash provided by or used in operating, investing, and financing activities is shown in the following table:

	Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020
	(in thousands)
Provided by (used in) operating activities	$78,284	$(251,602)
Used in investing activities	(18,095)	(13,550)
(Used in) provided by financing activities	(79,268)	165,360
Decrease in cash and cash equivalents	(19,079)	(99,792)
Cash and cash equivalents at end of period	$36,795	$107,347
Operating Activities
Our business relies on cash flows from operations as our primary source of liquidity, with the majority of those cash flows being generated in the fourth quarter of the year. Our primary operating cash needs are for merchandise inventories, payroll, store rent and marketing. For the thirty-nine weeks ended October 30, 2021, our cash flows provided by operating activities were $78.3 million compared to $251.6 million used in operating activities for the thirty-nine weeks ended October 31, 2020. This $329.9 million improvement in cash flows from operating activities for the thirty-nine weeks ended October 30, 2021 as compared to the same period in 2020 was primarily driven by the temporary closure of our stores as a result of COVID-19 during the thirty-nine weeks ended October 31, 2020 and our improved operating results during the thirty-nine weeks ended October 30, 2021. In addition, we received approximately $60.0 million of CARES Act receivables during the thirty-nine weeks ended October 30, 2021 ($43.3 million and $13.7 million related to our 2020 and 2019 income tax returns, respectively, and $3.0 million related to the employee retention credit). This was partially offset by the fact that we did not initially make our store rent payments for April, May or June of 2020, as a result of the COVID-19 related store closures. We established an accrual for the rent payments that were not made and have continued to recognize accrued rent expense. As a result of negotiations with certain landlords, we have since made rent payments for the majority of stores and some landlords have agreed to abate certain rent payments. The appropriate adjustments were made to accrued rent and are reflected in the cash flows from operations.
Investing Activities
We also use cash for investing activities. Our capital expenditures consist primarily of new and remodeled store construction and fixtures and investments in information technology. We had capital expenditures of approximately $18.1 million and $13.6 million for the thirty-nine weeks ended October 30, 2021 and October 31, 2020, respectively. The $4.5 million increase in investing activities was primarily driven by investments in information technology to support our strategic business initiatives. We expect capital expenditures for the remainder of 2021 to be approximately $17.0 million, primarily driven by new and remodeled store construction and investments in information technology.
Financing Activities
Credit Facilities
On January 13, 2021, we entered into a definitive loan agreement with Sycamore Partners as lead lender, along with Wells Fargo and Bank of America Merrill Lynch. The new financing included a $90.0 million FILO Term Loan received in 2020, and a $50.0 million Delayed Draw Term Loan ("DDTL"), that was drawn down in March 2021. During the thirty-nine weeks ended October 30, 2021, we received approximately $43.3 million of CARES Act income tax refunds that was used to repay a portion of the DDTL. The remainder of the CARES Act tax refunds are expected to be received in 2022, at which time we will be required to repay the remaining balance on the DDTL. This financing is in addition to our existing $250.0 million Amended Revolving Credit Facility under which we drew down $165.0 million in the first quarter of 2020 in response to the COVID-19 outbreak. Upon the receipt of the proceeds from the FILO Term Loan, we repaid $59.0 million of the amount borrowed under our Amended Revolving Credit Facility, and during the thirty-nine weeks ended October 30, 2021, we repaid a net of an additional $81.1 million. The expiration date of the facilities is May 24, 2024.
EXPRESS, INC. | Q3 2021 Form 10-Q | 38

As of October 30, 2021, the net amount outstanding under our facilities was $118.5 million, of which $10.1 million is classified as short-term debt and $108.4 million is classified as long-term debt on the unaudited Consolidated Balance Sheet, net of unamortized costs, and approximately $155.3 million was available for borrowing under our Amended Revolving Credit Facility subject to certain borrowing base limitations and after outstanding letters of credit in the amount of $34.6 million, primarily related to our third party logistics contract. Refer to Note 7 of our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our Amended Revolving Credit Facility and Term Loan Facility.
Share Repurchases
On November 28, 2017, the Board approved a share repurchase program that authorizes us to repurchase up to $150.0 million of our outstanding common stock using available cash. During the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020, respectively, we did not repurchase shares under the stock repurchase program.

ATM Equity Offering
On June 3, 2021, we entered into the Sales Agreement with BofA, as the sales agent to sell up to 15.0 million shares of our common stock, par value $0.01 per share, through an “at-the-market” offering program. During the thirteen and thirty-nine weeks ended October 30, 2021, we did not sell any shares under the Sales Agreement. We intend to use net proceeds, if any, from the sale of the common stock pursuant to the Sales Agreement for general corporate purposes, which may include investments in working capital, or capital expenditures, including the acceleration of investments to grow and enhance our eCommerce channel and omni-channel assets, the repayment of indebtedness, and other investments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK
Our Amended Revolving Credit Facility and Term Loan Facility bear interest at variable rates. See Note 7 to our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further information on the calculation of the rates. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors.

As of October 30, 2021, we had approximately $25.0 million in borrowings outstanding under our Amended Revolving Credit Facility and approximately $96.7 million in borrowings outstanding under our Term Loan Facility. Based on the levels of borrowings under our credit facilities at October 30, 2021, we estimate that a 100 basis point increase or decrease in underlying interest rates would increase or decrease annual interest expense by approximately $1.2 million. This hypothetical analysis may differ from the actual change in interest expense due to potential changes in interest rates or gross borrowings outstanding under our credit facilities. The expected transition from the widespread use of LIBOR rate to alternative rates over the next several years is not expected to have a material impact on interest expense on borrowings outstanding under our credit facilities.

With the exception of the changes in the levels of borrowings under our Amended Revolving Credit Facility and Term Loan Facility, discussed in Note 7 of our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report, there have been no material changes in our quantitative and qualitative market risks from those disclosed in our Annual Report.

EXPRESS, INC. | Q3 2021 Form 10-Q | 39

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 30, 2021.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the third quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
EXPRESS, INC. | Q3 2021 Form 10-Q | 40

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

EXPRESS, INC. | Q3 2021 Form 10-Q | 41

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding the purchase of shares of our common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during each month of the quarterly period ended October 30, 2021:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs(2)
	(in thousands, except per share amounts)
August 1, 2021 - August 28, 2021	3	$6.02	—	$34,215
August 29, 2021 - October 2, 2021	30	$5.37	—	$34,215
October 3, 2021 - October 30, 2021	8	$4.36	—	$34,215
Total	41		—

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
None.
EXPRESS, INC. | Q3 2021 Form 10-Q | 42

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

EXPRESS, INC. | Q3 2021 Form 10-Q | 43

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	December 8, 2021	EXPRESS, INC.

		By:	/s/ Matthew Moellering
Matthew Moellering
President, Chief Operating Officer, and Interim Chief Financial Officer

EXPRESS, INC. | Q3 2021 Form 10-Q | 44