Form 10-K
period 2022-01-29
EXPRESS, INC.
filed 2022-03-24
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2022
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

Aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of July 31, 2021: $304,341,668.
 The number of outstanding shares of the registrant's common stock was 67,076,537 as of February 26, 2022.

DOCUMENT INCORPORATED BY REFERENCE:

Certain portions of the registrant's definitive Proxy Statement for its 2022 Annual Meeting of Stockholders, which is expected to be filed with the Commission within 120 days after the end of the registrant's 2021 fiscal year ("Proxy Statement for our 2022 Annual Meeting of Stockholders"), to be held on June 8, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.
EXPRESS, INC. | 2021 Form 10-K | 1

EXPRESS, INC. | 2021 Form 10-K | 2

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

RISK FACTOR SUMMARY
Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found under the heading “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10-K:

Operational and Industry Risks

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
▪changes in the availability and cost of raw materials, labor, and freight;
▪labor shortages;
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

EXPRESS, INC. | 2021 Form 10-K | 3

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

EXPRESS, INC. | 2021 Form 10-K | 4

PART I
ITEM 1. BUSINESS.
In this section, "Express", "we", "us", "the Company", and "our" refer to Express, Inc. and its consolidated subsidiaries as a combined entity. Our fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. All references herein to the Company's fiscal years are as follows:

Fiscal Year	Year Ended	Number of Weeks
2021	January 29, 2022	52
2020	January 30, 2021	52
2019	February 1, 2020	52

GENERAL
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
As of January 29, 2022, we operated 561 stores across the United States and in Puerto Rico, including 203 factory outlet stores. Our stores are located primarily in high-traffic shopping malls, lifestyle centers, outlet centers, and street locations, and average approximately 8,400 gross square feet. We also sell our products through our online store, www.express.com, our mobile app, as well as through franchisees who operate Express locations in Latin America pursuant to franchise agreements. Our 2021 merchandise sales were comprised of 91% apparel and 9% accessories and other and 57% women's and 43% men's.

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
We believe we differentiate ourselves from our competitors as follows:
•Established Lifestyle Brand
With more than 40 years of heritage, we are a fashion-forward apparel brand and style community whose purpose is to create confidence and inspire self-expression. From wardrobe essentials to the latest trends, we outfit doers, makers, movers and shakers with clothing designed for real-life versatility. At Express, we believe that everyone should dream big and dress accordingly. Our clothing is an edit of the top trends to create a modern, flexible wardrobe. The Express brand differentiates itself by offering terrific value, great fits, premium fabrics and impeccable details, with each style designed to help you express your style.
•Reengineered Go To Market Processes
We implemented our new go to market process in the Spring of 2020 and our teams have been better aligned, our products speed to market has increased, and we have better cross functional coordination in the field and at the home office. This transformed process began with a unified brand presentation increasing our speed to market, streamlining our calendars, and ensuring better integration across all of our marketing touchpoints. We have achieved our goal of being more efficient, more effective, and more
EXPRESS, INC. | 2021 Form 10-K | 5

connected across functions and faster to market at a reduced cost. We have also worked more closely with our suppliers to achieve better alignment on the aesthetics, fit and quality our customers want. All of these efforts continue to help us bring more newness in our assortment more often and mitigate the supply chain challenges facing us today.
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

OUR PRODUCTS
The majority of our apparel designs are created by our in-house design team. We believe every day is an occasion and we want to help our customers dress for it. We established a design and merchandising philosophy called the Express Edit that supports our brand promise: “to edit the best of now for real life versatility”. We are designing best-in-class, modern product at incredible value. Below are the four ideas that define the Express Edit:
•Versatility Adds Value
◦Create modern-day dressing experience with multiple ways to wear at work, at play, during the day and during the night
•New & Now
◦Meet our customers’ desire for newness by understanding where fashion is now and looking ahead to where it's going through monthly deliveries in key categories that continue to update a seasonal wardrobe
•Drive Denim
◦Denim is the foundation of every modern wardrobe. We completely reinvented our assortments and are delivering premium jeans under $100
•Add an Accessory
◦Accessories are a fashion entry point and an add-on to an outfit at an opening price point
We plan our product assortments and display them in our stores and online in a coordinated manner to encourage our customers to purchase items that can be worn in multiple ways for multiple wearing occasions. We believe this allows us to better meet our customers' shopping objectives while differentiating our product offerings from competitors. On average, our customers purchase two to three items per transaction.

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
We design our stores to create a distinctive and engaging shopping environment and project our image of Express as a fashion authority. Our stores feature a vibrant and youthful look, bright signage, and popular music. Our stores are constructed and finished to allow us to efficiently shift merchandise displays throughout the year as seasons dictate. To further enhance our customers' experience, we seek to attract enthusiastic store associates who are committed to offering a high level of customer service. We believe our managers and associates are well equipped to assist and inspire our customers as a result of education and training we provide, the culture of accountability we foster, the incentives we offer, and the decision-making authority we grant to store managers. On average, our store managers have been with Express for approximately six years.
EXPRESS, INC. | 2021 Form 10-K | 6

Similar to our stores, our eCommerce capabilities focus on creating an engaging and easy shopping experience that supports a vibrant fashion consumer, whether on a mobile device, tablet, or desktop, with a particular focus on the mobile experience. We recognize the growing preference for online shopping and continue to make enhancements to the online customer experience through improved search, site navigation and checkout capabilities, and targeted customer messaging, making shopping easier for customers. During 2021, we focused on advancing our eCommerce and omnichannel experience, particularly as the impacts of the COVID-19 pandemic resulted in more of our customers continuing to shop online. We did this with enhanced and expanded buy-online-pick-up-in-store and ship-from-store functionalities, both of which contribute to more efficient, and effective inventory management. Additionally, we enhanced the way we engage and service our customers in the digital channel. We expanded our Digital Stylist program by increasing the resources available, to provide more real-time, virtual assistance to express.com customers. We plan to optimize our online product assortment through product extensions, and expand and grow our Marketplace / Labels we Love business with the addition of new categories such as active, swimwear, and intimates.

MARKETING
We use a variety of marketing vehicles designed to acquire new customers, engage with existing customers, increase customer traffic in-store and online, and build brand loyalty. We seek to optimize our customer relationship management ("CRM") through a number of tactics, such as test and learn programs, circulation and offer models, and greater use of digital marketing.
We use a proprietary customer database, together with data analytics, to customize our communications and make targeted offers to customers in an effort to increase customer traffic in-store and online and to increase conversion. During the first quarter of 2021, we rebranded and relaunched our Express Insider loyalty program. We brought in 2.7 million new customers and reactivated 2.2 million lapsed customers since the relaunch. We ended the year with the highest number of active loyalty members in the Company's history.
We implemented new participation tiers and earnings structure, new benefits, a digital wallet feature, and made it easier for customers to earn, track, and redeem their benefits. Our Express Insider members have tremendous lifetime value to Express. This program is a critical factor in gaining additional share of existing customers' spend and bringing new customers into the brand. We also offer a private-label credit card through an agreement (the "Card Agreement") with Comenity Bank (the “Bank”) under which the Bank owns the credit card accounts and Alliance Data Systems Corporation provides services to our private-label credit card customers. All of our proprietary credit cards carry the Express logo.

TECHNOLOGY
We rely on information technology to operate our business. Our information technology provides a full range of business process support and information to our store, eCommerce, merchandising, financial, and real estate teams. We utilize a combination of customized and industry standard software systems to provide various functions related to point-of-sale, inventory management, design, planning and allocation, and financial reporting. During 2021, we launched multiple systems, including a re-platform of our loyalty program and the introduction of our social commerce interface. In addition, we continued to enhance and upgrade our online experience through both the web and our mobile app. We believe these systems and enhancements will continue to increase our ability to acquire and retain customers and ultimately accelerate our transformation from a store in the mall to a brand with a purpose powered by a styling community.

SOURCING
Our Sourcing Methods
We utilize a broad base of manufacturers located throughout the world that we believe produce goods at the level of quality that our customers desire and can supply products to us on a timely basis at competitive prices. We do not own or operate any manufacturing facilities and, as a result, contract with third-party vendors for the production of all of our merchandise. We purchase both apparel and accessories through buying agents and directly from vendors. In exchange for a commission, our buying agents identify suitable vendors and coordinate our purchasing requirements with vendors by placing orders for merchandise on our behalf, facilitating the timely delivery of goods
EXPRESS, INC. | 2021 Form 10-K | 7

to us, obtaining samples of merchandise produced in factories, inspecting finished merchandise, and carrying out vendor compliance monitoring and administrative communications on our behalf.
We purchase the majority of our merchandise outside of the United States through arrangements with approximately 70 vendors utilizing approximately 270 manufacturing facilities located in approximately 20 countries throughout the world, primarily in Asia. The top five countries from which we sourced our merchandise in 2021 were Vietnam, China, Indonesia, Bangladesh and the Philippines, based on total cost of merchandise purchased. The top 10 manufacturing facilities, based on cost, supplied approximately 29% of our merchandise in 2021. We purchase merchandise using purchase orders, and therefore are not subject to long-term production contracts with any vendors, manufacturers, or buying agents.
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

DISTRIBUTION
We utilize two facilities for the distribution of our product, both of which are owned and operated by third parties. Virtually all of the merchandise sold in our stores and on our website is first received and processed at a central distribution facility in Columbus, Ohio. From there, merchandise allocated to be sold in stores is shipped to our stores and merchandise to be sold online direct-to-consumer is shipped to a distribution facility in Richwood, Kentucky (the "Richwood Facility"). Merchandise is typically shipped to such stores and to the Richwood Facility via third-party delivery services multiple times per week, thereby providing them with a steady flow of inventory. The third party who operates the Richwood Facility is responsible for fulfilling the majority of the orders placed through our website and shipping the merchandise directly to customers or to stores for pickup, via third-party delivery services. In addition, approximately 323 retail stores have the ability to ship select online merchandise directly to our customers.
EXPRESS, INC. | 2021 Form 10-K | 8

STORES
As of January 29, 2022, we operated a total of 5611,2 stores in 46 states across the United States, as well as in the District of Columbia and Puerto Rico.
The following list shows the number of stores we operated in the United States and Puerto Rico as of January 29, 2022:

Location	Count	Location	Count	Location	Count
Alabama	4	Kentucky	4	North Dakota	1
Arizona	8	Louisiana	7	Ohio[2]	18
Arkansas	2	Maine	3	Oklahoma	5
California[2]	68	Maryland	14	Oregon[2]	4
Colorado[2]	12	Massachusetts[1]	14	Pennsylvania	24
Connecticut[1]	9	Michigan	16	Puerto Rico	3
District of Columbia[1]	2	Minnesota	10	Rhode Island	2
Delaware	2	Mississippi	2	South Carolina	6
Florida	49	Missouri	8	South Dakota	1
Georgia	15	Nebraska	3	Tennessee	8
Hawaii	1	Nevada	9	Texas[1]	53
Idaho	1	New Hampshire	4	Utah	4
Illinois[2]	28	New Jersey	26	Virginia	14
Indiana	13	New Mexico	3	Washington	9
Iowa	6	New York	35	West Virginia	1
Kansas	4	North Carolina	16	Wisconsin	10
				Total	561
1.Store count includes Express Edit stores
2.Store count includes UpWest stores
The following list shows the number of stores operated by our franchisees by country as of January 29, 2022:

Location	Count
Costa Rica	2
Panama	2
El Salvador	1
Guatemala	1
Total	6

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
EXPRESS, INC. | 2021 Form 10-K | 9

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
Associates
We currently employ approximately 10,000 associates. Approximately 800 associates are based at our corporate locations in either Columbus or New York City, approximately 40 are field-based regional and district managers, approximately 1,000 are in-store managers and assistant managers, and approximately 8,000 are in-store sales associates. Approximately 30% of our associates are full-time and the remaining 70% are part-time. We employ temporary, seasonal associates at times, primarily during peak holiday selling periods. None of our associates are represented by a union. We believe our relations with our associates are good.
Compensation and Benefits
The compensation and benefits component of the Success@Express program is designed to attract and reward individuals who demonstrate the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our shareholders. We provide associates with compensation packages that include base salary and may also include annual incentive bonuses and/or long-term incentive awards depending upon the associate’s level. We believe that a compensation program with both short-term and long-term awards provides fair and competitive compensation and aligns associate and stockholder interests. In addition to cash and equity compensation, we also offer eligible associates benefits such as life and health (medical, dental and vision) insurance, paid time off, paid parental leave, and a 401(k) plan, of which we match 4.0% of contributions.

We offer Flex@Express which empowers associates to work with their leaders to create flexible work arrangements that best balance their personal and professional commitments.
Board Oversight
Human capital management is incorporated into discussions of our Board of Directors throughout the year. The Compensation and Governance Committee reviews our corporate responsibility program, and any related policies and practices, at least annually and makes recommendations to the Board of Directors regarding plans and progress against key initiatives. Generally, we consider our commitment to corporate and social responsibility to include, among other things, respect for human rights, ethical and sustainable sourcing, environmental and climate change initiatives, evaluating the impact of our practices on the communities in which we operate and our associates, and charitable giving.

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
EXPRESS, INC. | 2021 Form 10-K | 10

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
EXPRESS, INC. | 2021 Form 10-K | 11

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

OPERATIONAL AND INDUSTRY RISK FACTORS
Our business is sensitive to consumer spending and general economic conditions. Recessionary, slow growth, or other difficult economic conditions could adversely affect our financial performance.
Consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. Our business is impacted by factors that affect domestic and worldwide economic conditions and disposable income, particularly those that affect our target demographic, including recent inflationary pressures, unemployment levels, levels of consumer debt, availability of consumer credit, levels of student debt, healthcare costs, prices of non-discretionary consumer goods, reductions in net worth based on declines in the financial, residential real estate and mortgage markets, tax rates, fuel and energy prices, interest rates, consumer confidence and perceptions of personal well-being and security, the value of the United States dollar versus foreign currencies, political and regulatory uncertainty, and other macroeconomic factors. Uncertain or deteriorating economic conditions may reduce the level of consumer spending and inhibit consumers' use of credit, which may adversely affect our revenues, profits, liquidity and capital resources. In recessionary periods or periods of slow growth, we may have to increase the number of promotional sales or otherwise dispose of inventory, including fabric, for which we have previously paid to manufacture or committed to purchase and/or increase our marketing and promotional expenses in response to lower than anticipated levels of demand for our products, which could adversely affect our profitability. Our financial performance may be particularly susceptible to economic and other conditions in regions or states where we have a significant number of stores.
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
A significant number of our stores are located in malls and other shopping centers and many of these malls and shopping centers have been experiencing declines in customer traffic. Our sales at these stores are dependent, to a significant degree, upon the volume of traffic in those shopping centers and the surrounding area; however, our costs associated with these stores are essentially fixed. In times of declining traffic and sales, our ability to leverage these costs and our profitability are negatively impacted. Our sales volume and traffic has been - and we expect that it will continue to be - adversely affected by, among other things, the decrease in popularity of malls or other shopping centers in which our stores are located, the closing of anchor stores important to our business, and declines in popularity of other stores in the malls or shopping centers in which our stores are located. Furthermore, a deterioration in the financial condition of shopping center operators or developers could, for example, limit their ability to invest in improvements and finance tenant improvements for us and other retailers and lead consumers to view these locations as less desirable. Further reduction in consumer traffic as a result of these or any other factors could have a material adverse effect on us.
EXPRESS, INC. | 2021 Form 10-K | 12

The COVID-19 pandemic could continue to adversely affect our business operations, store traffic, employee availability, financial condition, liquidity and cash flow.
The COVID-19 pandemic and preventative measures taken to contain or mitigate the virus have caused, and are continuing to cause, business slowdown or shutdown in affected areas and significant disruption in the financial markets both globally and in the United States. This has led to a decline in discretionary spending by consumers, which has materially impacted our business, sales, financial condition and results of operations. The impacts include, but are not limited to:
•retail and outlet store closures or reduced operating hours and/or decreased traffic;
•disruption to our distribution centers and our third-party manufacturing partners and other vendors, including the effects of facility closures, reductions in operating hours, labor shortages, vessel, container and other transportation shortages, port congestion globally and real-time changes in operating procedures, including for additional cleaning and disinfection procedures, which could, among other things, make it difficult or impossible to operate our eCommerce business;
•our ability to attract, retain and manage our associates; and
•significant disruption of global financial markets, which could have a negative impact on our ability to access capital in the future.
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
We face significant competition that could adversely affect our ability to generate higher net sales and margins and attract and retain talent.
We face substantial competition in the specialty retail apparel and accessories industry, including from individual and chain specialty apparel retailers, local, regional, national and international department stores, and eCommerce businesses. Recent proliferation of the direct-to-consumer channel has encouraged the entry of many new competitors and an increase in competition from established companies. Some of our competitors have competitive advantages relative to us, including greater financial, marketing, and other resources, lower prices, higher wages, greater eCommerce presence, more desirable store locations and faster speed-to-market. Further, our larger competitors may be better equipped to changing conditions that affect the competitive market and newer entrants may be viewed as more desirable by fashion-conscious consumers. In addition, disruptive innovation, by existing or new competitors, could alter the competitive landscape by improving the customer experience and heightening customer expectations, transforming supply chain and corporate operations through digital technologies and artificial intelligence and enhancing management decision-making through use of data analytics to develop new consumer insights. Many of our competitors sell their products in stores that are located in the same shopping malls or lifestyle centers as our stores and many also sell their products online either exclusively or in addition to brick-and-mortar stores. We expect the retail environment for apparel to remain highly competitive, which may result in lower prices, more promotions, and lower product margins. In addition to competing for sales, we compete for favorable site locations and lease terms in shopping malls and lifestyle centers, and our competitors may be able to secure more favorable locations than us as a result of their relationships with, or appeal to, landlords or their willingness and ability to pay more for leased space. We also compete with other retailers and service-based businesses for personnel. The competition for retail talent is increasing. We have experienced increases in labor
EXPRESS, INC. | 2021 Form 10-K | 13

costs and may need to continue to increase wages to attract and retain talent. Even still, we may not be able to attract, retain and develop the sufficient number of qualified individuals we need to operate our stores. We cannot assure you that we will be able to compete successfully against existing or future competitors or maintain our product margins, and our inability to do so could have a material adverse effect on us.
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
The raw materials used to manufacture our products and our transportation and labor costs are subject to availability constraints, price volatility and related inflationary pressures, which could result in increased costs.
The raw materials used to manufacture our merchandise are subject to availability constraints and price volatility caused by demand for cotton, petroleum-based synthetic textiles, and other fabrics, weather conditions, supply conditions, government regulations, including those associated with global climate change, economic climate, recent inflationary pressures, and other unpredictable factors. In addition, our transportation and labor costs are subject to price volatility caused by the price of energy, supply of labor, governmental regulations, higher minimum wages, economic climate, recent inflationary pressures, and other unpredictable factors. In addition, the cost of labor at many of our manufacturers has been increasing significantly, and as the middle class in developing countries continues to grow, it is unlikely that such cost pressure will abate.
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
We purchase the majority of our merchandise outside of the United States through arrangements with approximately 70 vendors, utilizing approximately 270 manufacturing facilities located throughout the world, primarily in Asia and Central and South America. Political, social, or economic instability in Asia, Central, or South America, or in other regions where our products are made, could cause disruptions in trade, including exports. Other events that could also cause disruptions to our supply chain include:
•the imposition of additional trade law provisions or regulations;
•the imposition of additional duties, tariffs, and other charges on imports and exports;
•quotas imposed by bilateral textile agreements;
•foreign currency fluctuations;
•raw material shortages, natural disasters and theft;
•economic crises, international disputes and wars, such as the conflict between Russia and Ukraine and the related response by other countries, including additional conflicts, sanctions or other restrictive actions;
EXPRESS, INC. | 2021 Form 10-K | 14

•public health issues, such as the COVID-19 pandemic, and social or political unrest;
•restrictions on the transfer of funds;
•the financial instability or bankruptcy of manufacturers;
•significant labor disputes;
•the inability of our vendors to source raw materials due to factories that are shut down temporarily due to illness or otherwise; and
•delays at ports, including as a result of shipping backlogs, availability of vessels or capacity constraints.
Political uncertainty in the United States may result in significant changes to U.S. trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the United States. Any of these factors could depress economic activity, restrict our sourcing from suppliers and have a material adverse effect on our business, financial condition and results of operations. We cannot predict whether the countries in which our merchandise is manufactured, or may be manufactured in the future, will be subject to new or additional trade restrictions imposed by the United States or other foreign governments, including the likelihood, type, or effect of any such restrictions. Trade restrictions, including new or increased tariffs or quotas, embargoes, safeguards, and customs restrictions against apparel items, as well as labor strikes and work stoppages, slowdowns or boycotts, and temporary closures of facilities or shipping ports caused by public health issues, such as the COVID-19 pandemic, could increase the cost or reduce or delay the supply of apparel available to us. As a result, we may be unable to meet our customers’ demands or pass on price increases to our customers. In addition, if imported merchandise becomes unavailable or more expensive, the transition to alternative sources may not occur in time to meet demand. The occurrence of any of these or other risks could adversely affect our business, financial condition, or results of operations.
If we experience significant supply chain disruptions, including as a result of any bans on travel, commercial or other similar restrictions or any delays in production or distribution operations at any or all of our suppliers' facilities due to the ongoing COVID-19 pandemic, we may not be able to develop alternate sourcing quickly on favorable terms, if at all, which could result in increased costs, loss of sales and a loss of customers, and adversely impact our financial condition and results of operations.
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
Our corporate offices and other facilities on which we rely, including those of our third party vendors, are vulnerable to damage and/or disruption from extreme weather, natural disasters, fire, pandemic disease, acts of terrorism or war, and other unexpected events which could cause us to experience significant disruption in our business, resulting in lost sales and productivity, and causing us to incur significant expense to repair our facilities, any of which could have a material adverse effect on our business. In addition, there can be no assurance that our
EXPRESS, INC. | 2021 Form 10-K | 15

property insurance will be sufficient, or that insurance proceeds will be paid timely to us in the event that any of our facilities are damaged or shut down for any reason.
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
We currently rely upon independent third-party transportation providers for substantially all of our product shipments, including shipments to and from all of our stores and to our customers. Our utilization of these delivery services for shipments is subject to risks which may impact a shipping company’s ability to provide delivery services that adequately meet our shipping needs, including risks related to employee strikes, labor and capacity constraints, port security considerations, trade policy changes or restrictions, military conflicts, acts of terrorism or war, accidents, natural disasters and inclement weather. Any interruption in service provided by our shipping companies could cause temporary disruptions in our business, a loss of sales and profits, and other material adverse effects. In addition, we are subject to increased shipping costs when fuel prices increase, when we use expedited means of transportation such as air freight, and due to other economic factors affecting supply and demand within the transportation industry, including recent inflationary pressures. If we change the shipping companies we use, we could face logistical difficulties that could adversely affect deliveries, and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from our current independent third-party transportation providers which, in turn, would increase our costs.
We rely on third parties to provide us with certain key services for our business. If any of these third parties fails to perform their obligations to us or declines to provide services to us in the future, we may suffer a disruption to our business. Furthermore, we may be unable to provide these services or implement substitute arrangements on a timely basis with terms favorable to us.
We rely on many different third parties to provide us with key services. For example, we rely on a third party to operate our central distribution facility in Columbus, Ohio and to provide certain inbound and outbound transportation and delivery services, distribution services, and customs services. We also rely on another third party to provide us with logistics and other services related to our eCommerce operations and another third party to provide telephone and online support to our customers. In connection with our sourcing activities, we rely on approximately 70 buying agents and vendors to help us source products from approximately 270 manufacturing facilities, and in connection with our marketing activities, we rely on third parties to administer our customer database, our loyalty program, our private label credit card program, and our gift cards. We also rely on third-party technology providers to provide us with various technology services and we rely on a third party to administer certain aspects of our payroll. If any of these third parties fails to perform their obligations to us, increases their prices, or declines to provide services to us in the future, we may suffer a disruption to our business, increased costs, harm to our brand, and loss of customers, which could have a material adverse effect on our business, results of operations, and financial position. Furthermore, we may be unable to provide these services or implement substitute arrangements on a timely and cost-effective basis on terms favorable to us.

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
EXPRESS, INC. | 2021 Form 10-K | 16

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
Our ability to maintain our reputation and meet the expectations of our customers is critical to our brand image. Our reputation could be jeopardized if we fail to maintain high standards for merchandise quality and customer experience, fail to maintain high ethical, social, and environmental standards for all of our operations and activities, or we fail to appropriately respond to concerns associated with any of the foregoing or any other concerns from our customers. Failure to comply with local laws and regulations, to maintain an effective system of internal controls, to protect our customer data, or to provide accurate and timely financial statement information could also hurt our reputation. Our position or perceived lack of position on environmental, social, governance, public policy or other similar issues, including any actions we have taken in response to COVID-19, and any perceived lack of transparency about those matters could also harm our reputation with consumers or investors. We also rely on franchisees to help us maintain our brand image and any failure to do so could have a negative impact on us.
In addition, in recent years there has been increase in social media platforms and our use of social media platforms is an important element of our omnichannel marketing efforts, which became increasingly more important during the COVID-19 pandemic in order to stay connected to our customers. For example, we maintain various social media accounts. Actions taken by individuals that we partner with, such as brand representatives, influencers or our associates, that fail to represent our brand in a manner consistent with our brand image or act in a way that harms their reputation, whether through our social media platforms or their own, could harm our brand reputation and materially impact our business. Social media also allows for anyone to provide public feedback that could influence perceptions of our brand and reduce demand for our merchandise.
EXPRESS, INC. | 2021 Form 10-K | 17

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
EXPRESS, INC. | 2021 Form 10-K | 18

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
In addition, we may be the target of attempted cybersecurity attacks, computer viruses, malicious code, phishing attacks, denial of service attacks and other information security threats. The risk of such information security threats has been heightened by the substantial increase in the number of our employees who have been and continue to work from home due to internal policies put in place in response to the COVID-19 pandemic. Additionally, external events, like the conflict between Russia and Ukraine, can increase the likelihood of cybersecurity attacks. To date, cybersecurity attacks have not had a material impact on our financial condition, results or business; however, we could suffer material financial or other losses in the future and we are not able to predict the severity of these attacks. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the current global economic and political environment, our prominent size and scale, the outsourcing of some of our business operations, the ongoing market shortage of qualified cybersecurity professionals, and the interconnectivity and interdependence of third parties to our systems. The techniques and sophistication used to conduct cybersecurity attacks and breaches, as well as the sources and targets of these attacks, change frequently and are often not recognized until such attacks are launched or have been in place for a period of time. Accordingly, our expenditures to prevent future cybersecurity attacks or breaches may not be successful.
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
EXPRESS, INC. | 2021 Form 10-K | 19

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
EXPRESS, INC. | 2021 Form 10-K | 20

and could limit our ability to fund working capital, incur indebtedness, and make capital expenditures or other investments in our business.
If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Moreover, even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under that lease. As of January 29, 2022, our minimum annual rental obligations under long-term lease arrangements for 2022 and 2023 were $222.7 million and $209.4 million, respectively. Our inability to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close could materially adversely affect us.
The terms of our Amended Revolving Credit Facility and Term Loan Facility may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.
We are party to an Asset Based Loan Credit Agreement ("Amended Revolving Credit Facility") that allows us to borrow up to $250.0 million, subject to certain terms and conditions contained in the agreement. As of January 29, 2022, we had $145.8 million available for borrowing under our Amended Revolving Credit Facility. In addition, we are party to an Asset-Based Term Loan Agreement ("Term Loan Facility") that provides for a “first in, last out” term loan in an amount equal to $90.0 million (the “FILO Term Loan”) and a delayed draw term loan facility in an amount equal to $50.0 million (the “DDTL”). As of January 29, 2022, the Company had $90.0 million in borrowings outstanding under the Term Loan Facility and $6.7 million in borrowings outstanding under the DDTL. The Term Loan Facility is a senior secured obligation that ranks equally with the Loan Parties’ other senior secured obligations.
The terms of the Amended Revolving Credit Facility and Term Loan Facility contain, and any agreements governing any future indebtedness may contain, financial restrictions on us and our ability to, among other things:
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
In addition, we are required to maintain, certain levels of Excess Availability as calculated in accordance with the Amended Revolving Credit Facility.
A failure by us to comply with the covenants or to maintain the required financial ratios contained in the Amended Revolving Credit Facility or the Term Loan Facility could result in an event of default under such indebtedness, which could adversely affect our ability to respond to changes in our business and manage our operations. Upon the occurrence of an event of default, the lenders under our Amended Revolving Credit Facility or Term Loan Facility could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the agreements. There could be potentially significant negative consequences on our financial condition and results of operations as a result of our debt, including limitations on our ability to obtain additional debt or equity financing for working capital, capital expenditures, service line development, acquisitions and general corporate or other purposes, as well as limitations on our ability to execute business development and other activities to support our corporate strategies. See Note 6 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further information relating to our indebtedness.
EXPRESS, INC. | 2021 Form 10-K | 21

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
Our liquidity position is, in part, dependent upon our ability to borrow under our Amended Revolving Credit Facility and Term Loan Facility. The amount we are able to borrow is dependent on our inventory and receivable position. On March 17, 2020, we drew down $165.0 million under the Amended Revolving Credit Facility. In addition, in January 2021, we borrowed $90.0 million under our Term Loan Facility and repaid $59.0 million of our Amended Revolving Credit Facility. During 2021, we borrowed $50.0 million on the DDTL and repaid $43.3 million upon receipt of portion of our Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") receivable. We also repaid a net additional $71.1 million on the Amended Revolving Credit Facility. Decreases in our inventory position or receivable balances could limit the amount we are able to borrow or could also cause us to violate our minimum excess availability covenant, in addition to other customary affirmative and negative covenants, including those which (subject to certain exceptions and dollar thresholds) limit our ability to incur debt; incur liens; make investments; engage in mergers, consolidations, liquidations or acquisitions; dispose of assets; make distributions on or repurchase equity securities; hold cash over certain limits; engage in transactions with affiliates; and prohibit us, with certain exceptions, from engaging in any line of business not related to our current line of business. A failure to comply with the financial covenants under our credit facility would give rise to an event of default under the terms of the credit facility, allowing the lenders to refuse to lend additional available amounts to us and giving them the right to terminate the facility and accelerate repayment of any outstanding debt under the credit agreements.
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
We face the risk of litigation and other claims against us. Litigation and other claims arise in the ordinary course of our business and include commercial disputes, employment related claims, including wage and hour claims, intellectual property disputes, such as trademark, copyright, and patent infringement disputes, consumer protection and privacy matters, product-related allegations, and premises liability claims. See Note 11 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The Company has been named as a defendant in four separate representative actions in the State of California – one of which has since settled – alleging violations of the California state wage and hour statutes and other labor standards.
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
EXPRESS, INC. | 2021 Form 10-K | 22

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
Additionally, concern over climate change may result in new or additional legislative and regulatory requirements to reduce or mitigate the effects of climate change on the environment, which could result in future tax, transportation, inventory and utility increases, which could have a material adverse effect our business. Moreover, changes in product safety or other consumer protection laws, privacy laws, environmental laws, and other regulations, could lead to increased compliance costs. It is often difficult for us to plan and prepare for potential changes to applicable laws and future compliance costs related to such changes could be material to us.
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
We are subject to income tax in local, national, and international jurisdictions and we currently have significant income tax refunds that are receivable from the U.S. government based on provisions in the CARES Act. Any legislative changes to the CARES Act or significant delays in receiving our tax refund could adversely impact our financial position and results. In addition, our tax returns and other tax matters are subject to examination by the Internal Revenue Service ("IRS") and other tax authorities and governmental bodies. These examinations may challenge certain of our tax positions, such as the timing and amount of deductions and allocations of taxable
EXPRESS, INC. | 2021 Form 10-K | 23

income to various jurisdictions. The results of any tax audits could adversely affect our financial results. Furthermore, our effective tax rate in a given period may be materially impacted by changes in the mix and level of earnings by taxing jurisdiction and deductibility of stock based compensation.
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

STOCK OWNERSHIP RISK FACTORS
Our ability to pay dividends and repurchase shares is subject to restrictions in our Amended Revolving Credit Facility, Term Loan Facility, results of operations, and capital requirements.
Any determination to pay dividends or repurchase additional shares in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, our financial condition, restrictions imposed by applicable law, and other factors our Board of Directors deems relevant. Our ability to pay dividends on or repurchase our common stock is limited by the terms of the Amended Revolving Credit Facility and Term Loan Facility and may be further restricted by the terms of any future debt or preferred securities. Additionally, because we are a holding company, our ability to pay dividends on our common stock or repurchase shares is limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us, including restrictions under the terms of the Amended Revolving Credit Facility and Term Loan Facility.
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
EXPRESS, INC. | 2021 Form 10-K | 24

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
The extreme volatility of the market prices and trading volume that our shares of common stock have recently experienced, and may continue to experience could cause purchasers of our common stock to incur substantial losses. Significant fluctuations in the market price of our common stock have been accompanied by reports of strong and atypical retail investor interest, including on social media and online forums. The market volatility and trading patterns we have experienced create several risks for investors, including the following:
•the market price of our common stock may experience rapid and substantial increases or decreases unrelated to our operating performance, financial condition or business prospects, or macro or industry fundamentals, and substantial increases may be significantly inconsistent with the risks and uncertainties that we continue to face;
•factors in the public trading market for our common stock may include the sentiment of retail investors (including as may be expressed on financial trading and other social media sites and online forums), the direct access by retail investors to broadly available trading platforms, the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our common stock and any related hedging and other trading factors;
•our market capitalization, as implied by various trading prices, has reflected valuations that diverge significantly from those seen prior to recent volatility and that are significantly higher than our market capitalization immediately prior to such recent volatility, and to the extent these valuations reflect trading dynamics unrelated to our financial performance or business prospects, purchasers of our common stock could incur substantial losses if there are declines in market prices driven by a return to earlier valuations;
•to the extent volatility in our common stock is caused by a “short squeeze” in which coordinated trading activity causes a spike in the market price of our common stock as traders with a short position make market purchases to avoid or to mitigate potential losses, investors may purchase at inflated prices unrelated to our financial performance or prospects, and may thereafter suffer substantial losses as prices decline once the level of short-covering purchases has abated;
•if the market price of our common stock declines, you may be unable to resell your shares at or above the price at which you acquired them. We cannot assure you that the equity issuance of our common stock will not fluctuate or decline significantly in the future, in which case you could incur substantial losses.
We may continue to incur rapid and substantial increases or decreases in our stock price in the foreseeable future that may not coincide in timing with the disclosure of news or developments by or affecting us. Accordingly, the market price of our shares of common stock may fluctuate dramatically, and may decline rapidly, regardless of any developments in our business.
Overall, there are various factors, many of which are beyond our control, that could negatively affect the market price of our common stock or result in fluctuations in the price or trading volume of our common stock, including: (1) the ongoing impacts and developments relating to the COVID-19 pandemic; (2) actual or anticipated variations in our annual or quarterly results of operations, including our earnings estimates and whether we meet market expectations with regard to our earnings; (3) our current inability to pay dividends or other distributions; (4) publication of research reports by analysts or others about us or the specialty retail industry, which may be
EXPRESS, INC. | 2021 Form 10-K | 25

unfavorable, inaccurate, inconsistent or not disseminated on a regular basis; (5) changes in market interest rates that may cause purchasers of our shares to demand a different yield; (6) changes in market valuations of similar companies; (7) market reaction to any additional equity, debt or other securities that we may issue in the future, and which may or may not dilute the holdings of our existing stockholders; (8) additions or departures of key personnel; (9) actions by institutional or significant stockholders; (10) short interest in our stock and the market response to such short interest; (11) the dramatic increase in the number of individual holders of our stock and their participation in social media platforms targeted at speculative investing; (12) speculation in the press or investment community about our company or industry; (13) strategic actions by us or our competitors, such as acquisitions or other investments; (14) legislative, administrative, regulatory or other actions affecting our business, our industry, including positions taken by the IRS; (15) investigations, proceedings, or litigation that involve or affect us; (16) the occurrence of any of the other risk factors included or incorporated by reference in this prospectus supplement; and (17) general market and economic conditions.

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

STORES
All of our 561 stores are leased from third parties. See "Item 1. Business - Stores" for further information on the locations of our stores.
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

EXPRESS, INC. | 2021 Form 10-K | 26

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock trades on the NYSE under the symbol "EXPR". As of February 26, 2022, there were approximately 11 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name,” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.

DIVIDENDS
We did not pay any dividends in 2021 or 2020. Our ability to pay dividends is restricted by the terms of our Amended Revolving Credit Facility and our Term Loan Facility. Any future determination to pay dividends will be made at the discretion of our Board of Directors and will depend on our results of operations, restrictions contained in our Amended Revolving Credit Facility and our Term Loan Facility or future financing arrangements, and other factors as deemed relevant. For more information about the restrictions in our Amended Revolving Credit Facility and our Term Loan Facility, see Note 6 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

SHARE REPURCHASES
The following table provides information regarding the purchase of shares of our common stock made by or on behalf of us or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange Act of 1934, during each month of the quarterly period ended January 29, 2022:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (2)
	(in thousands, except per share amounts)
October 31, 2021 - November 27, 2021	2	$4.31	—	$34,215
November 28, 2021 - January 1, 2022	4	$3.12	—	$34,215
January 2, 2022 - January 29, 2022	6	$3.15	—	$34,215
Total	12		—
1.Represents shares purchased in connection with employee tax withholding obligations under the Second Amended and Restated Express, Inc. 2018 Incentive Compensation Plan (the “2018 Plan”). Refer to Note 8 of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details of the 2018 Plan.
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
EXPRESS, INC. | 2021 Form 10-K | 27

PERFORMANCE GRAPH
The following graph compares the changes in the cumulative total return to holders of our common stock with that of the S&P 500 Index and the Dow Jones U.S. Apparel Retailers Index for the same period. The comparison of the cumulative total returns for each investment assumes that $100 was invested in our common stock and the respective indexes on January 28, 2017 and includes reinvestment of all dividends. The plotted points are based on the closing price on the last trading day of each fiscal year.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

	1/28/17	2/3/18	2/2/19	2/1/20	1/30/21	1/29/22
Express, Inc.	$100.00	$65.58	$52.07	$39.55	$59.17	$28.60
S&P 500 Index	$100.00	$120.37	$117.95	$140.56	$161.86	$193.14
Dow Jones U.S. Apparel Retailers Index	$100.00	$109.41	$118.60	$131.47	$139.65	$150.90
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
EXPRESS, INC. | 2021 Form 10-K | 28

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of the Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section entitled “Risk Factors.” All references herein to "2021" and "2020" refer to the 52-week periods ended January 29, 2022 and January 30, 2021, respectively.
This section of this Annual Report on Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021, which was filed with the Securities and Exchange Commission on March 25, 2021.
Our management's discussion and analysis of financial condition and results of operations is presented in the following sections:

OVERVIEW
Grounded in versatility and powered by a styling community, Express is a modern, multichannel apparel and accessories brand whose purpose is to Create Confidence & Inspire Self-Expression. Launched in 1980 with the idea that style, quality and value should all be found in one place, Express has been a part of some of the most important and culture-defining fashion trends. The Express Edit design philosophy ensures that the brand is always "of the now" so people can get dressed for every day and any occasion knowing that Express can help them look the way they want to look and feel the way they want to feel. We operate 561 retail and factory outlet stores in the United States and Puerto Rico, the express.com online store and the Express mobile app.

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
EXPRESS, INC. | 2021 Form 10-K | 29

Beginning in the first quarter of 2021 and continuing throughout the balance of 2021, we have seen improved trends coinciding with the vaccination rollout and the lifting of COVID-19 related restrictions, especially in areas where COVID-19 guidelines were less restrictive. We continue to monitor and comply with all governmental regulations imposed.
Additionally, COVID-19 has contributed to disruptions and rising costs to global supply chains. Although we have successfully managed these challenges thus far, our ability to continue to replenish our inventory to meet continued levels of consumer demand could be impacted by further delays or disruptions. We expect these impacts to continue for as long as the global supply chain is experiencing these challenges. For additional information regarding risks related to the COVID-19 pandemic, see “Item 1A. Risk Factors: Operational and Industry Risk Factors”.

FINANCIAL DETAILS FOR 2021

■Net sales increased 55% to $1.9 billion
■Comparable sales increased 37%
■Comparable retail sales (includes both retail stores and eCommerce sales) increased 41%
■Comparable outlet sales increased 27%
■Gross margin percentage increased 3,030 basis points to 29.9%
■Operating income increased $456.0 million to $0.8 million
■Net loss decreased $391.0 million to a loss of $14.4 million
■Diluted earnings per share increased $6.05 to a loss of $0.22

OUTLOOK
Our comparable sales accelerated in each of the second, third, and fourth quarters of 2021 and we delivered substantial gross margin expansion. We delivered positive operating income and operating cash flow for the year. The EXPRESSway Forward strategy has effectively galvanized our organization, advanced our brand, and accelerated our business. We believe our 2021 results demonstrate the power of this strategy.

The following defines each pillar of the EXPRESSway Forward strategy and provides an update on each priority:

PRODUCT	BRAND	CUSTOMER	EXECUTION
Product
We completely reimagined our product, bringing more style, more versatility, and more newness across our entire assortment. We established a design and merchandising philosophy called the Express Edit that supports our brand promise: “to edit the best of now for real life versatility”. We are designing best-in-class, modern product at incredible value, and gaining market share across some of the most significant, volume-driving categories.
Express customers have always appreciated newness and relied on us to help them be 'of the now', so we have a consistent flow of fashion throughout the year in each category.
Our occasion-based categories that have historically been our strength, and were disproportionately impacted by the pandemic, accelerated significantly as the year progressed. Dresses and men’s suits were particularly strong.
The foundation of every modern wardrobe is denim, and we completely reinvented our offering. We now offer a wide variety of fits, leg shape, innovative fabrics, colors and washes. For the last nine months of 2021, our denim had its best performance in recent history.
We introduced Express Essentials which are foundational pieces that help people build more flexible, versatile wardrobes. Our men’s polos and graphic t-shirts also delivered their best results in recent history.
EXPRESS, INC. | 2021 Form 10-K | 30

Brand
Restoring the relevance of the Express brand is a top priority. We have made good progress toward reinvigorating our brand, clarifying our message and articulating a clear, compelling brand purpose, to create confidence and inspire self-expression.
We have reinvented our marketing model, optimized the investment and allocation of our marketing spend, evolved to reflect where and how content is being consumed, and we are leveraging more social media platforms. Important indicators of the health and vitality of our brand, including brand tracking measures, social media engagement, and positive customer feedback, all continue to trend positively.
We have increased our spending on customer acquisition while decreasing spending related to store-wide and site-wide promotions, and reinvested those markdown dollars into marketing programs and activations that we believe drive customer traffic, engagement and conversion at much higher profits.
Customer
We are successfully engaging existing customers, acquiring new ones, and improving the quality of our customer file. Our Express Insider loyalty program brought in 2.7 million new customers and reactivated 2.2 million lapsed customers since its relaunch in the first quarter of 2021. We ended 2021 with the highest number of active loyalty members in the Company's history.
Execution
Outstanding execution helped accelerate sales across all channels. We refined our go-to-market process, advanced our multi-channel capabilities and identified meaningful operational and financial efficiencies. We have right sized our fleet, closed nearly 100 stores, and begun to execute a fleet optimization strategy. We effectively navigated supply chain challenges and applied strong financial discipline to both expenses and investments.

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

EXPRESS, INC. | 2021 Form 10-K | 31

Comparable Sales
Description
Comparable sales is a measure of the amount of sales generated in a period relative to the amount of sales generated in the comparable prior year period. Comparable sales for 2021 was calculated using the 52-week period ended January 29, 2022 as compared to the 52-week period ended January 30, 2021.

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

Transactions
Description
Transactions are defined as the number of customer point of sale interactions with customers.

Discussion
We believe this metric is useful as it provides a better indicator of the acceptance of our product.
EXPRESS, INC. | 2021 Form 10-K | 32

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
EXPRESS, INC. | 2021 Form 10-K | 33

FISCAL YEAR COMPARISON
Net Sales

	2021	2020
Net sales (in thousands)	$1,870,296	$1,208,374
Comparable retail sales	41%	(29)%
Comparable outlet sales	27%	(21)%
Total comparable sales percentage change	37%	(27)%
Gross square footage at end of period (in thousands)	4,686	4,841
Number of:
Stores open at beginning of period	570	595
New retail stores	—	1
New outlet stores	1	1
New Express Edit stores	6	1
New UpWest stores	8	—
Closed stores	(24)	(28)
Stores open at end of period	561	570
Net sales increased by approximately $661.9 million, or 55%, between 2021 and 2020. The sales increase was primarily attributed to our product and brand strategies resonating with our customers coupled with the vaccination rollout and the lifting of COVID-related restrictions during 2021, as compared to the material adverse impact the COVID-19 pandemic had on our business during 2020. Our retail comparable sales percentage increases were lower than our total retail sales percentage increases for 2021 due primarily to the impact of closed stores. This was due to our comparable sales calculation excluding sales for stores that were closed in the comparable period last year due to the COVID-19 pandemic.
Gross Profit/(Loss)
The following table shows cost of goods sold, buying and occupancy costs, gross profit/(loss) in dollars, and gross margin percentage for the stated periods:

	2021	2020
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$1,311,829	$1,213,281
Gross profit/(loss)	$558,467	$(4,907)
Gross margin percentage	29.9%	(0.4)%
The 3,030 basis point increase in gross margin percentage, or gross profit/(loss) as a percentage of net sales, in 2021 compared to 2020 was comprised of a 1,300 basis point increase in merchandise margin and a 1,730 basis point decrease in buying and occupancy costs as a percentage of net sales. The increase in merchandise margin was primarily driven by positive customer response to our new receipts and significant reduction in promotional activity. The improvement in buying and occupancy leverage was driven by increased sales. In addition, we had a $34.4 million impairment related to certain long-lived store related assets and right of use assets in 2020. Refer to Note 2 in our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further discussion regarding the impairment charges.
EXPRESS, INC. | 2021 Form 10-K | 34

Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	2021	2020
	(in thousands, except percentages)
Selling, general, and administrative expenses	$558,187	$450,834
Selling, general, and administrative expenses, as a percentage of net sales	29.8%	37.3%
The $107.4 million increase in selling, general, and administrative expenses in 2021 compared to 2020 was primarily the result of an increase in variable costs driven by the sales increase, pandemic related store closures in 2020 and 2021 compensation related expenses and incremental investments in marketing.
Interest Expense, Net
The following table shows interest expense in dollars for the stated periods:

	2021	2020
	(in thousands)
Interest expense, net	$15,198	$3,401
The $11.8 million increase in interest expense, net in 2021 compared to 2020 was the result of borrowing under our Term Loan Facility and Amended Revolving Credit Facility, which bear interest at variable rates. Refer to Note 6 in our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further discussion regarding our borrowings during 2021.
Other (Income)/Expense, Net
The following table shows other (income)/expense in dollars for the stated periods:

	2021	2020
	(in thousands)
Other (income)/expense, net	$(298)	$2,733
The $3.0 million decrease in other (income)/expense in 2021 compared to 2020 was the result of a $2.7 million pre-tax write-off of our remaining investment in Homage, LLC, a privately held retail apparel company based in Columbus, Ohio ("Homage") in 2020. Refer to Note 2 in our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further discussion regarding the write-off during 2020.
Income Tax Expense/(Benefit)
The following table shows income tax expense/(benefit) in dollars for the stated periods:

	2021	2020
	(in thousands)
Income tax expense/(benefit)	$315	$(55,900)
The effective tax rate was (2.2)% in 2021 compared to 12.1% in 2020. The effective tax rate for 2021 was less than the statutory tax rate due to the impact of nondeductible executive compensation. The effective tax rate for 2020 was less than the statutory tax rate due to the impact of establishing a valuation allowance against our net deferred tax assets, of which a portion relates to 2020 U.S. federal net operating losses that could not be carried back to offset taxable income in the five-year carryback period as part of the CARES Act. This was partially offset by a $42.1 million tax benefit related to the portion of the 2019 and 2020 U.S. federal net operating losses that are able to be carried back to years with a higher federal statutory tax rate than is currently enacted. Refer to Note 5 of the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information regarding the tax rate.
EXPRESS, INC. | 2021 Form 10-K | 35

Operating Income/(Loss), Net Loss, Diluted Earnings Per Share and EBITDA
Included in the table below is operating income/(loss), net loss, diluted earnings per share and earnings before interest, taxes, depreciation, and amortization ("EBITDA") for 2021 and 2020, respectively. We supplement the reporting of our financial information determined under United States generally accepted accounting principles ("GAAP") with certain non-GAAP financial measures: adjusted operating income/(loss), adjusted net loss, adjusted diluted earnings per share and EBITDA. The following table presents these financial measures, each a non-GAAP financial measure, for the stated periods which eliminate certain non-core operating costs:

	2021		2020
	(in thousands, except per share amounts)
Operating income/(loss)	$779		$(455,215)
Adjusted operating income/(loss) (Non-GAAP)	$779	*	$(420,835)
Net loss	$(14,436)		$(405,449)
Adjusted net loss (Non-GAAP)	$(14,957)		$(314,343)
Diluted earnings per share	$(0.22)		$(6.27)
Adjusted diluted earnings per share (Non-GAAP)	$(0.23)		$(4.86)
EBITDA (Non-GAAP)	$64,717		$(384,689)
* No adjustments were made to operating income for 2021.
How These Measures Are Useful
We believe that these non-GAAP measures provide additional useful information to assist stockholders in understanding our financial results and assessing our prospects for future performance. Management believes adjusted operating income/(loss), adjusted net loss, adjusted diluted earnings per share and EBITDA are important indicators of our business performance because they exclude items that may not be indicative of, or are unrelated to, our underlying operating results, and may provide a better baseline for analyzing trends in the business. In addition, adjusted diluted earnings per share and EBITDA are used as performance measures in our long-term executive compensation program for purposes of determining the number of equity awards that are ultimately earned and EBITDA is also a metric used in our short-term cash incentive compensation plan.
Limitations of the Usefulness of These Measures
Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported net loss, operating income/(loss), or diluted earnings per share. These non-GAAP financial measures reflect an additional way of viewing our operations that, when viewed with the GAAP results and the below reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of our business. Management strongly encourages investors and stockholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.
The following table reconciles the non-GAAP financial measures (adjusted operating income/(loss), adjusted net loss, and adjusted diluted earnings per share) with the most directly comparable GAAP financial measures (operating income/(loss), net loss, and diluted earnings per share, respectively) for 2021 and 2020, respectively.

	2021
(in thousands, except per share amounts)	Operating Income	Income Tax Impact	Net Loss	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$779		$(14,436)	$(0.22)	66,448
Valuation allowance on deferred taxes (a)	—	(521)	(521)	(0.01)
Adjusted Non-GAAP Measure	$779		$(14,957)	$(0.23)
a.Valuation allowance released due to utilization of deferred tax assets in the current year.
EXPRESS, INC. | 2021 Form 10-K | 36

	2020
(in thousands, except per share amounts)	Operating Loss	Income Tax Impact		Net Loss	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$(455,215)			$(405,449)	$(6.27)	64,624
Impairment of property, equipment and lease assets	34,380	(9,111)	(a)	25,269	0.39
Equity method investment impairment (b)	—	(642)		2,091	0.03
Valuation allowance on deferred taxes (c)	—	105,695		105,695	1.64
Tax impact of the CARES Act (d)	—	(42,060)		(42,060)	(0.65)
Tax impact of executive departures (e)	—	111		111	—
Adjusted Non-GAAP Measure	$(420,835)			$(314,343)	$(4.86)
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
The following table reconciles the non-GAAP financial measure EBITDA with the most directly comparable GAAP financial measures for 2021 and 2020, respectively.

	2021	2020
	(in thousands)
Net loss	$(14,436)	$(405,449)
Interest expense, net	15,198	3,401
Income tax expense/(benefit)	315	(55,900)
Depreciation and amortization	63,640	73,259
EBITDA (Non-GAAP Measure)	$64,717	$(384,689)

LIQUIDITY AND CAPITAL RESOURCES

Forward-Looking Liquidity Discussion
Our liquidity position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within three to five days of the related sale, and we have up to 75 days to pay certain merchandise vendors and 45 days to pay the majority of our non-merchandise vendors. We also have commitments under lease agreements and debt agreements that will require future cash outlays. For information on future payments required under lease agreements see Note 4 of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K and for future payment information related to our short-term and long-term debt see Note 6 of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Based upon the sales and results of operations recovery seen during 2021, as well as the availability of additional liquidity under the Amended Revolving Credit Facility, and expense control and other measures taken to date, our liquidity position has improved significantly. We continue to be in compliance with the financial covenants under our Amended Revolving Credit Facility and Term Loan Facility and plan to continue our cost reduction measures taken to date, and we are forecasting continued strength in both sales and profitability in 2022. We believe this will result in sufficient cash flows to support our ongoing operations and to meet our covenant requirements under the Amended Revolving Credit Facility and Term Loan Facility for one year following the date that the Consolidated Financial Statements in Part II, Item 8 of this Annual Report are issued and beyond.
EXPRESS, INC. | 2021 Form 10-K | 37

As previously disclosed, the COVID-19 pandemic resulted in significant disruption to our business. As a result, our revenues, results of operations and cash flows continued to be materially adversely impacted in the first quarter of fiscal 2021 but we saw significant improvement as the year progressed. For the 52-week period ended January 29, 2022, we reported a net loss of $14.4 million but positive operating cash flows of $89.4 million. In response to the COVID-19 pandemic and our ongoing working capital requirements we continue to utilize our Amended Revolving Credit Facility and have $96.7 million outstanding under our Term Loan Facility including $6.7 million outstanding that will be repaid upon receipt of the CARES Act receivable. We have (and in the future may continue to have) a negative working capital balance. Our current liabilities include current operating lease liabilities, for which the corresponding operating right of use assets are recorded as non-current on our Consolidated Balance Sheets. However, the cash collected from our sales is typically collected before payment is due on our current liabilities. Subsequent to year-end, we have borrowed an additional $87.0 million to fund normal working capital needs. The Amended Revolving Credit Facility and the Term Loan Facility contain certain affirmative and negative covenants. Refer to Note 6 in our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details regarding the Amended Revolving Credit Facility and Term Loan Facility.
Analysis of Cash Flows
A summary of cash provided by or used in operating, investing, and financing activities is shown in the following table:

	2021	2020
	(in thousands)
Provided by (used in) operating activities	$89,380	$(323,626)
Used in investing activities	(34,771)	(16,854)
(Used in) provided by financing activities	(69,307)	189,215
Decrease in cash and cash equivalents	(14,698)	(151,265)
Cash and cash equivalents at end of period	$41,176	$55,874
Operating Activities
Our business historically relies on cash flows from operations as our primary source of liquidity, with the majority of those cash flows being generated in the fourth quarter of the year. Our primary operating cash needs are for merchandise inventories, payroll, store rent and marketing. Net cash provided by operating activities was $89.4 million in 2021 compared to $323.6 million used in operating activities in 2020. The $413.0 million improvement in cash flows from operating activities for 2021 as compared to 2020 was primarily driven by the temporary closure of our stores as a result of COVID-19 during 2020 and our improved operating results during 2021. In addition, we received approximately $60.0 million of CARES Act receivables during 2021 ($43.3 million and $13.7 million related to our 2020 and 2019 income tax returns, respectively, and $3.0 million related to the employee retention credit). This was partially offset by the fact that we did not initially make our store rent payments for April, May or June of 2020, as a result of the COVID-19 related store closures. We established an accrual for the rent payments that were not made and have continued to recognize accrued rent expense. As a result of negotiations with certain landlords, we have since made rent payments for the majority of stores and some landlords have agreed to abate certain rent payments. The appropriate adjustments were made to accrued rent and are reflected in the cash flows from operations.
Investing Activities
We also use cash for investing activities. Our capital expenditures consist primarily of new and remodeled store construction and fixtures and investments in information technology. We had capital expenditures of approximately $34.8 million in 2021 and $16.9 million in 2020. The increase in investing activities in 2021 was primarily driven by investments in information technology to support our strategic business initiatives.
Financing Activities
Credit Facilities
On January 13, 2021, we entered into a definitive loan agreement with Sycamore Partners as lead lender, along with Wells Fargo and Bank of America Merrill Lynch. The new financing included a $90.0 million FILO Term Loan
EXPRESS, INC. | 2021 Form 10-K | 38

received in 2020, and a $50.0 million Delayed Draw Term Loan ("DDTL"), that was drawn down in March 2021. During 2021, we received approximately $43.3 million of CARES Act income tax refunds that was used to repay a portion of the DDTL. The remainder of the CARES Act tax refunds are expected to be received in 2022, at which time we will be required to repay the remaining balance on the DDTL. This financing is in addition to our existing $250.0 million Amended Revolving Credit Facility under which we drew down $165.0 million in the first quarter of 2020 in response to the COVID-19 outbreak. Upon the receipt of the proceeds from the FILO Term Loan, we repaid $59.0 million of the amount borrowed under our Amended Revolving Credit Facility, and during 2021, we repaid a net additional $71.1 million. The expiration date of the facilities is May 24, 2024.
As of January 29, 2022, the net amount outstanding under our facilities was $128.8 million, of which $11.2 million is classified as short-term debt and $117.6 million is classified as long-term debt on the Consolidated Balance Sheet, net of unamortized costs, and approximately $145.8 million was available for borrowing under our Amended Revolving Credit Facility subject to certain borrowing base limitations and after outstanding letters of credit in the amount of $34.6 million, primarily related to our third party logistics contract. Refer to Note 6 of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information on our Amended Revolving Credit Facility and Term Loan Facility.
Share Repurchases
On November 28, 2017, the Board approved a share repurchase program that authorizes us to repurchase up to $150.0 million of our outstanding common stock using available cash. During 2021 and 2020, we did not repurchase shares under the stock repurchase program.
ATM Equity Offering Sales Agreement
On June 3, 2021, we entered into an ATM Equity Offering Sales Agreement (the “Sales Agreement”) with BofA Securities, Inc. (“BofA”), as the sales agent to sell up to 15.0 million shares of our common stock, par value $0.01 per share, through an “at-the-market” offering program. Such shares are issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-253368) filed with the SEC on April 6, 2021. During 2021, we did not sell any shares under the Sales Agreement. We intend to use net proceeds, if any, from the sale of the common stock pursuant to the Sales Agreement for general corporate purposes, which may include investments in working capital, or capital expenditures, including the acceleration of investments to grow and enhance our eCommerce channel and omni-channel assets, the repayment of indebtedness, and other investments.
EXPRESS, INC. | 2021 Form 10-K | 39

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

Store Asset Impairment
Description of Policy
Store related Property and Equipment, including the right of use assets, are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable. These include, but are not limited to, material adverse changes in projected revenues, present cash flow losses combined with a history of cash flow losses and a forecast that demonstrates significant continuing losses, significant negative economic conditions, a significant decrease in the market value of an asset and store closure or relocation decisions. We review for indicators of impairment at the individual store level, the lowest level for which cash flows are identifiable.

Stores that display an indicator of impairment are subjected to an impairment assessment. Our impairment assessment requires management to make assumptions and judgments related, but not limited, to management’s expectations for future operations and projected cash flows.

•The key assumption used in our undiscounted future store cash flow models is the sales growth rate.

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

Effect if Actual Results Differ from Assumptions
We have no reason to believe that there will be a material change in the future estimates or assumptions we use in this evaluation. However, if we become aware of additional triggering events there is potential that additional stores could be required to be tested for impairment and could be impaired. These events could include further deterioration in store operating results, increased store labor costs, our inability to implement our cost savings initiatives or lower mall traffic. In addition, if market rent fair values deteriorate, our fair value test could determine additional right of use asset impairment. A 1% reduction in our store related assets would be approximately $6.0 million at January 29, 2022.

EXPRESS, INC. | 2021 Form 10-K | 40

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

Effect if Actual Results Differ from Assumptions
We have no reason to believe that there will be a material change in the future estimates or assumptions we use to measure the lower of cost or net realizable value adjustment. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 100 basis point increase or decrease in the lower of cost or net realizable value adjustment would not have had a material impact on the inventory balance or pre-tax income as of and for the year ended January 29, 2022.

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

Effect if Actual Results Differ from Assumptions
We have no reason to believe that there will be a material change in the future estimates or assumptions we use to calculate our deferred taxes. However, if future tax rates are changed, or if actual results are not consistent with our estimates, we may need to adjust the carrying value of our deferred tax balances. An increase or decrease in the valuation allowance would result in a respective increase or decrease in our effective tax rate in the period the increase or decrease occurs.

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
As of January 29, 2022, we had approximately $35.0 million in borrowings outstanding under our Amended Revolving Credit Facility and approximately $96.7 million in borrowings outstanding under our Term Loan Facility. Based on the levels of borrowings under our credit facilities at January 29, 2022, we estimate that a 100 basis point increase or decrease in underlying interest rates would increase or decrease annual interest expense by approximately $1.3 million. This hypothetical analysis may differ from the actual change in interest expense due to potential changes in interest rates or gross borrowings outstanding under our credit facilities. The expected transition from the widespread use of LIBOR rate to alternative rates over the next several years is not expected to have a material impact on interest expense on borrowings outstanding under our credit facilities.
EXPRESS, INC. | 2021 Form 10-K | 41

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
EXPRESS, INC. | 2021 Form 10-K | 42

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
EXPRESS, INC. | 2021 Form 10-K | 43

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Express, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Express, Inc. and its subsidiaries (the “Company”) as of January 29, 2022 and January 30, 2021, and the related consolidated statements of income and comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended January 29, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
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
EXPRESS, INC. | 2021 Form 10-K | 44

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
Store Asset Impairment Assessments
As described in Notes 2 and 3 to the consolidated financial statements, the Company has long-lived assets which include consolidated property and equipment, net of $148 million and consolidated right of use assets, net of $615 million as of January 29, 2022, of which a significant portion of such balances relate to store level long-lived assets. As disclosed by management, store related property and equipment and right of use assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable. Management reviews for indicators of impairment at the individual store level, the lowest level for which cash flows are identifiable. Stores that display an indicator of impairment are subjected to an impairment assessment. The impairment assessment requires management to make assumptions and judgments related, but not limited, to management’s expectations for future operations and projected cash flows. The key assumption used in undiscounted future store cash flow models is the sales growth rate. An impairment loss may be recognized when these undiscounted future cash flows are less than the carrying amount of the asset group. In the circumstance of impairment, any loss would be measured as the excess of the carrying amount of the asset group over its fair value. Fair value of the store-related assets is determined at the individual store level based on the highest and best use of the asset group. The key assumptions used in the fair value analysis may include discounted estimates of future store cash flows from operating the store and/or comparable market rents.
The principal considerations for our determination that performing procedures relating to the store asset impairment assessments is a critical audit matter are the high degree of auditor subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the sales growth rate when developing the undiscounted future cash flows, and comparable market rents when estimating the fair value. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the store asset impairment assessments, including controls over the assumptions used when developing the undiscounted future cash flows expected to be generated by the assets to test for recoverability and when estimating the fair value of the asset groups to measure for impairment. These procedures also included, among others, (i) testing management’s process for developing the undiscounted future cash flows expected to be generated by the assets and estimating the fair value of the asset groups; (ii) evaluating the appropriateness of the models used by management; (iii) testing the completeness, accuracy and relevance of underlying data used in the models; and (iv) evaluating the reasonableness of the significant assumptions related to the sales growth rate when developing the undiscounted future cash flows, and comparable market rents when estimating the fair value. Evaluating management’s assumptions related to the sales growth rate and comparable market rents involved evaluating whether the assumptions used by management were reasonable considering the current and past performance of the asset groups and the consistency with evidence obtained in other areas of the audit as it relates to the sales growth rate and consistency with external market data as it relates to the sales growth rate and
EXPRESS, INC. | 2021 Form 10-K | 45

comparable market rents. Professionals with specialized skill and knowledge were used to assist in the evaluation of the reasonableness of the comparable market rents significant assumption.

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
March 24, 2022

We have served as the Company’s auditor since 2008.
EXPRESS, INC. | 2021 Form 10-K | 46

EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts)

	January 29, 2022	January 30, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$41,176	$55,874
Receivables, net	11,744	14,556
Income tax receivable	53,665	111,342
Inventories	358,795	264,360
Prepaid rent	5,602	7,883
Other	19,755	20,495
Total current assets	490,737	474,510

Right of Use Asset, Net	615,462	797,785

Property and Equipment	975,802	969,402
Less: accumulated depreciation	(827,820)	(789,204)
Property and equipment, net	147,982	180,198

Other Assets	5,273	5,964
TOTAL ASSETS	$1,259,454	$1,458,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term lease liability	$196,628	$203,441
Accounts payable	231,974	150,230
Deferred revenue	35,985	32,430
Short-term debt	11,216	—
Accrued expenses	110,850	128,952
Total current liabilities	586,653	515,053

Long-Term Lease Liability	536,905	722,949
Long-Term Debt	117,581	192,032
Other Long-Term Liabilities	17,007	18,734
Total Liabilities	1,258,146	1,448,768

Commitments and Contingencies (Note 11)

Stockholders’ Equity:
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 93,632 shares and 93,632 shares issued at January 29, 2022 and January 30, 2021, respectively, and 67,072 shares and 64,971 shares outstanding at January 29, 2022 and January 30, 2021, respectively	936	936
Additional paid-in capital	220,078	222,141
Retained earnings	77,093	114,732
Treasury stock – at average cost; 26,560 shares and 28,661 shares at January 29, 2022 and January 30, 2021, respectively	(296,799)	(328,120)
Total stockholders’ equity	1,308	9,689
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,259,454	$1,458,457
See Notes to Consolidated Financial Statements.
EXPRESS, INC. | 2021 Form 10-K | 47

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts)

	2021	2020	2019
Net Sales	$1,870,296	$1,208,374	$2,019,194
Cost of Goods Sold, Buying and Occupancy Costs	1,311,829	1,213,281	1,468,619
GROSS PROFIT/(LOSS)	558,467	(4,907)	550,575
Operating Expenses:
Selling, general, and administrative expenses	558,187	450,834	564,332
Impairment of intangible assets	—	—	197,618
Restructuring costs	—	—	7,337
Other operating income, net	(499)	(526)	(847)
TOTAL OPERATING EXPENSES	557,688	450,308	768,440

OPERATING INCOME/(LOSS)	779	(455,215)	(217,865)
Interest Expense/(Income), Net	15,198	3,401	(2,981)
Other (Income)/Expense, Net	(298)	2,733	—
LOSS BEFORE INCOME TAXES	(14,121)	(461,349)	(214,884)
Income Tax Expense/(Benefit)	315	(55,900)	(50,526)
NET LOSS	$(14,436)	$(405,449)	$(164,358)

COMPREHENSIVE LOSS	$(14,436)	$(405,449)	$(164,358)

EARNINGS PER SHARE:
Basic	$(0.22)	$(6.27)	$(2.49)
Diluted	$(0.22)	$(6.27)	$(2.49)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	66,448	64,624	66,133
Diluted	66,448	64,624	66,133
See Notes to Consolidated Financial Statements.
EXPRESS, INC. | 2021 Form 10-K | 48

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in Thousands)

	Common Stock					Treasury Stock

	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	At Average Cost	Total
BALANCE, February 2, 2019	67,424	$936	$211,981	$713,864	$—	26,208	$(341,603)	$585,178
Adoption of ASC Topic 842	—	—	—	(5,482)	—	—	—	(5,482)
Net loss	—	—	—	(164,358)	—	—	—	(164,358)
Exercise of stock options and restricted stock	1,204	—	(4,951)	(10,334)	—	(1,204)	15,285	—
Share-based compensation	—	—	8,177	—	—	—	—	8,177
Repurchase of common stock	(4,706)	—	—	—	—	4,706	(17,213)	(17,213)
BALANCE, February 1, 2020	63,922	$936	$215,207	$533,690	$—	29,710	$(343,531)	$406,302
Net loss	—	—	—	(405,449)	—	—	—	(405,449)
Exercise of stock options and restricted stock	1,392	—	(2,528)	(13,509)	—	(1,392)	16,037	—
Share-based compensation	—	—	9,462	—	—	—	—	9,462
Repurchase of common stock	(343)	—	—	—	—	343	(626)	(626)
BALANCE, January 30, 2021	64,971	$936	$222,141	$114,732	$—	28,661	$(328,120)	$9,689
Net loss	—	—	—	(14,436)	—	—	—	(14,436)
Exercise of stock options and restricted stock	3,084	—	(11,872)	(23,203)	—	(3,084)	35,075	—
Share-based compensation	—	—	9,809	—	—	—	—	9,809
Repurchase of common stock	(983)	—	—	—	—	983	(3,754)	(3,754)
BALANCE, January 29, 2022	67,072	$936	$220,078	$77,093	$—	26,560	$(296,799)	$1,308
See Notes to Consolidated Financial Statements.

EXPRESS, INC. | 2021 Form 10-K | 49

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,436)	$(405,449)	$(164,358)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	67,622	73,698	85,383
Loss on disposal of property and equipment	140	901	916
Impairment of property, equipment, and lease assets	—	34,380	4,430
Impairment of intangible assets	—	—	197,618
Equity method investment impairment	—	3,233	500
Share-based compensation	9,809	9,462	8,177
Deferred taxes	—	54,967	(49,561)
Landlord allowance amortization	(496)	(416)	(2,205)
Other non-cash adjustments	—	(500)	(500)
Changes in operating assets and liabilities:
Receivables, net	2,812	(3,732)	6,545
Income tax receivable	57,677	(108,342)	(1,500)
Inventories	(94,435)	(44,057)	47,463
Accounts payable, deferred revenue, and accrued expenses	68,304	68,275	(32,339)
Other assets and liabilities	(7,617)	(6,046)	(9,859)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	89,380	(323,626)	90,710

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(34,771)	(16,854)	(37,039)
NET CASH USED IN INVESTING ACTIVITIES	(34,771)	(16,854)	(37,039)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under the revolving credit facility	148,000	165,000	—
Repayment of borrowings under the revolving credit facility	(219,050)	(58,950)	—
Proceeds from borrowings under the term loan facility	50,000	90,000	—
Repayment of borrowings under the term loan facility	(43,263)	—	—
Proceeds on financing arrangements	—	2,634	—
Repayments of financing arrangements	(769)	(1,864)	—
Costs incurred in connection with debt arrangements	(471)	(6,979)	(899)
Payments on lease financing obligations	—	—	(90)
Repurchase of common stock under share repurchase programs (Note 7)	—	—	(15,610)
Repurchase of common stock for tax withholding obligations	(3,754)	(626)	(1,603)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(69,307)	189,215	(18,202)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(14,698)	(151,265)	35,469
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	55,874	207,139	171,670
CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,176	$55,874	$207,139

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$11,259	$2,676	$—
Cash paid to taxing authorities	$573	$621	$9,406
See Notes to Consolidated Financial Statements.
EXPRESS, INC. | 2021 Form 10-K | 50

EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EXPRESS, INC. | 2021 Form 10-K | 51

NOTE 1 | DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business Description
Grounded in versatility and powered by a styling community, Express, Inc., together with its subsidiaries (“Express” or the “Company”), is a modern, multichannel apparel and accessories brand whose purpose is to Create Confidence & Inspire Self-Expression. Launched in 1980 with the idea that style, quality and value should all be found in one place, Express has been a part of some of the most important and culture-defining fashion trends. The Express Edit design philosophy ensures that the brand is always "of the now" so people can get dressed for every day and any occasion knowing that Express can help them look the way they want to look and feel the way they want to feel. The Company operates 561 retail and factory outlet stores in the United States and Puerto Rico, the express.com online store and the Express mobile app. Express is comprised of the brands Express and UpWest.
As of January 29, 2022, Express operated 358 primarily mall-based retail stores in the United States and Puerto Rico as well as 203 factory outlet stores. Additionally, as of January 29, 2022, the Company earned revenue from 6 franchise stores in Latin America. These franchise stores are operated by franchisees pursuant to franchise agreements. Under the franchise agreements, the franchisees operate stand-alone Express stores that sell Express-branded apparel and accessories purchased directly from the Company.
Fiscal Year
The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. All references herein to the Company's fiscal years are as follows:

Fiscal Year	Year Ended	Number of Weeks
2021	January 29, 2022	52
2020	January 30, 2021	52
2019	February 1, 2020	52
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
EXPRESS, INC. | 2021 Form 10-K | 52

NOTE 2 | SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
Cash and cash equivalents include investments in money market funds, payments due from banks for third-party credit and debit card transactions for up to five days of sales, cash on hand, and deposits with financial institutions. As of January 29, 2022 and January 30, 2021, amounts due from banks for credit and debit card transactions totaled approximately $10.3 million and $7.5 million, respectively.
Outstanding checks not yet presented for payment amounted to $29.1 million and $32.1 million as of January 29, 2022 and January 30, 2021, respectively, and are included in accounts payable on the Consolidated Balance Sheets.
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
Financial Assets
The following table presents the Company's financial assets, recorded in cash and cash equivalents on the Consolidated Balance Sheets, measured at fair value on a recurring basis as of January 29, 2022 and January 30, 2021, aggregated by the level in the fair value hierarchy within which those measurements fall.

January 29, 2022
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
EXPRESS, INC. | 2021 Form 10-K | 53

The carrying amounts reflected on the Consolidated Balance Sheets for the remaining cash, cash equivalents, receivables, prepaid expenses, and payables as of January 29, 2022 and January 30, 2021 approximated their fair values.
Receivables, Net
Receivables, net consist primarily of construction allowances, receivables from the Bank related to the Card Agreement, our franchisees, and third-party resellers of our gift cards, and other miscellaneous receivables. Outstanding receivables are continuously reviewed for collectability. The Company's allowance for estimated credit losses was not significant as of January 29, 2022 or January 30, 2021.
Inventories
Inventories are principally valued at the lower of cost or net realizable value on a weighted-average cost basis. The Company writes down inventory, the impact of which is reflected in cost of goods sold, buying and occupancy costs in the Consolidated Statements of Income and Comprehensive Income, if the cost of specific inventory items on hand exceeds the amount the Company expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management's judgment regarding future demand and market conditions and analysis of historical experience. The lower of cost or net realizable value adjustment to inventory as of January 29, 2022 and January 30, 2021 was $14.2 million and $14.5 million, respectively.
The Company also records an inventory shrink reserve for estimated merchandise inventory losses between the last physical inventory count and the balance sheet date. This estimate is based on management's analysis of historical results.
Advertising
Advertising production costs are expensed at the time the promotion first appears in media, stores, or on the website. Total advertising expense totaled $135.0 million, $110.6 million, and $114.7 million in 2021, 2020, and 2019, respectively. Advertising costs are included in selling, general, and administrative expenses in the Consolidated Statements of Income and Comprehensive Income.
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
Store Asset Impairment
Property and equipment, including the right of use assets, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur indicating the carrying value of these assets may not be recoverable, an impairment test is required. These events include, but are not limited to, material adverse changes in projected revenues, present cash flow losses combined with a history of cash flow losses and a forecast that
EXPRESS, INC. | 2021 Form 10-K | 54

demonstrates significant continuing losses, significant negative economic conditions, a significant decrease in the market value of an asset and store closure or relocation decisions. The reviews are conducted at the store level, the lowest identifiable level of cash flow.
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
▪The key assumption used in the undiscounted future store cash flow models is the sales growth rate.
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
During 2021, 2020 and 2019, the Company recognized impairment charges as follows:

	2021	2020	2019
	(in thousands)
Right of use asset impairment	$—	$25,117	$1,289
Property and equipment asset impairment	—	9,263	3,141
Total asset impairment	$—	$34,380	$4,430
Impairment charges are recorded in cost of goods sold, buying and occupancy costs in the Consolidated Statements of Income and Comprehensive Income.
Investment in Equity Interests
In 2016, the Company made a $10.1 million investment in Homage, LLC, a privately held retail company based in Columbus, Ohio. The non-controlling investment in the entity was being accounted for under the equity method. Under the terms of the agreement governing the investment, the Company's investment was increased by $0.5 million during 2019 and 2020 as the result of an accrual of a non-cash preferred yield. This investment was assessed for impairment whenever factors indicated an other-than-temporary loss in value. Factors providing evidence of such a loss include the fair value of an investment that is less than its carrying value, absence of an ability to recover the carrying value or the investee’s inability to generate income sufficient to justify the carrying value. During 2020, the Company wrote off the remaining $2.7 million of its investment, inclusive of the $1.5 million preferred yield within other (income)/expense, net in the Consolidated Statements of Income and Comprehensive Income. In addition, in 2020 and 2019, the Company recognized an additional $0.5 million impairment charge within other (income)/expense, net in the Consolidated Statements of Income and Comprehensive Income. The fair value of the equity method investment was determined based on applying income and market approaches. The income approach relied on the discounted cash flow method and the market approach relied on a market multiple approach considering historical and projected financial results.
During the third quarter of 2020, the Company sold all of its interest in Homage, LLC back to Homage, LLC in exchange for a promissory note payable to the Company in the principal amount of $1.5 million. The Company has recorded a reserve against the full value of this promissory note.
During the fourth quarter of 2021, the Company revised the payment terms of the note receivable and collected $0.3 million which was recorded as other income within other (income)/expense, net in the Consolidated Statements of Income and Comprehensive Income.
EXPRESS, INC. | 2021 Form 10-K | 55

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
The Company considers all available evidence, both positive and negative, when evaluating whether deferred tax assets are realizable. Such factors include past operating results, taxable income in prior carryback years, future reversal of existing temporary differences, prudent and feasible tax planning strategies, and forecasts of future operating income. The past operating results is given more weight than expectations of future profitability, which is inherently uncertain. The assumptions utilized in determining future taxable income require significant judgment and actual operating results in future years could differ from the Company’s current assumptions and estimates.
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
The income tax liability was $0.8 million and $0.7 million as of January 29, 2022 and January 30, 2021, respectively, and is included in accrued expenses on the Consolidated Balance Sheets.
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
EXPRESS, INC. | 2021 Form 10-K | 56

Revenue Recognition
The following is information regarding the Company's major product categories and sales channels:

	2021	2020	2019
	(in thousands)
Apparel	$1,652,706	$1,033,140	$1,736,700
Accessories and other	168,211	132,069	216,152
Other revenue	49,379	43,165	66,342
Total net sales	$1,870,296	$1,208,374	$2,019,194

	2021	2020	2019
	(in thousands)
Retail	$1,339,091	$860,613	$1,467,261
Outlet	481,826	304,596	485,591
Other revenue	49,379	43,165	66,342
Total net sales	$1,870,296	$1,208,374	$2,019,194
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
EXPRESS, INC. | 2021 Form 10-K | 57

	2021	2020
	(in thousands)
Beginning balance loyalty deferred revenue	$8,951	$14,063
Reduction in revenue/(revenue recognized)	1,967	(5,112)
Ending balance loyalty deferred revenue	$10,918	$8,951
Sales Returns Reserve
The Company reduces net sales and provides a reserve for projected merchandise returns based on prior experience. Merchandise returns are often resalable merchandise and are refunded by issuing the same payment tender as the original purchase. The sales returns reserve was $9.8 million and $6.4 million as of January 29, 2022 and January 30, 2021, respectively, and is included in accrued expenses on the Consolidated Balance Sheets. The asset related to projected returned merchandise is included in other assets on the Consolidated Balance Sheets.
Gift Cards
The Company sells gift cards in its stores, on its eCommerce website, and through third parties. These gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The gift card liability balance was $25.1 million and $23.5 million as of January 29, 2022 and January 30, 2021, respectively, and is included in deferred revenue on the Consolidated Balance Sheets. During 2021 and 2020, the Company recognized approximately $8.2 million and $8.4 million of revenue that was previously included in the beginning gift card contract liability, respectively. The Company recognizes revenue from gift cards when they are redeemed by the customer. The Company also recognizes income on unredeemed gift cards, referred to as “gift card breakage.” Gift card breakage is recognized proportionately using a time-based attribution method from issuance of the gift card to the time when it can be determined that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. The gift card breakage rate is based on historical redemption patterns. Gift card breakage is included within the other revenue component of net sales in the Consolidated Statements of Income and Comprehensive Income.

	2021	2020
	(in thousands)
Beginning gift card liability	$23,478	$24,142
Issuances	31,339	25,996
Redemptions	(27,218)	(24,027)
Gift card breakage	(2,533)	(2,633)
Ending gift card liability	$25,066	$23,478
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
EXPRESS, INC. | 2021 Form 10-K | 58

In connection with the Card Agreement, the Bank agreed to pay the Company a $20.0 million refundable payment which the Company recognized upon receipt as deferred revenue within other long-term liabilities in the Consolidated Balance Sheets and began to recognize into income on a straight-line basis commencing January 2018. As of January 29, 2022, the deferred revenue balance of $8.4 million will be recognized over the remaining term of the amended Card Agreement within the other revenue component of net sales in the Consolidated Statements of Income and Comprehensive Income.

	2021	2020
	(in thousands)
Beginning balance refundable payment liability	$11,272	$14,150
Recognized in revenue	(2,878)	(2,878)
Ending balance refundable payment liability	$8,394	$11,272
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
Other (Income)/Expense, Net
Other expense, net for 2020 primarily consists of the pre-tax write-off of our 2016 investment in Homage, LLC.

NOTE 3 | PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consisted of:

	January 29, 2022	January 30, 2021
	(in thousands)
Building improvements	$16,206	$16,206
Furniture, fixtures and equipment, and software	557,130	552,412
Leasehold improvements	393,221	396,668
Construction in process	8,433	3,304
Other	812	812
Total	975,802	969,402
Less: accumulated depreciation	(827,820)	(789,204)
Property and equipment, net	$147,982	$180,198
Depreciation expense totaled $66.5 million, $76.1 million, and $87.9 million in 2021, 2020, and 2019, respectively, excluding impairment charges discussed in Note 2.
EXPRESS, INC. | 2021 Form 10-K | 59

NOTE 4 | LEASES
The Company accounts for leases under Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASC 842”). This ASU is a comprehensive standard that requires lessees to recognize lease assets and lease liabilities for most leases, including those leases previously classified as operating leases. The Company adopted ASC 842 on February 3, 2019 on a modified retrospective basis and applied the new standard to all leases through a cumulative-effect adjustment to beginning retained earnings.
The Company’s right of use assets represent a right to use underlying assets for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease assets and liabilities are recognized at the lease commencement date (date on which the Company gains access to the property) based on the estimated present value of lease payments over the lease term, net of landlord allowances to be received. The Company accounts for the lease and non-lease components as a single lease component for all current classes of leases.
The Company leases all of its store locations and its corporate headquarters, which also includes its distribution center, under operating leases. The store leases typically have initial terms of 5 to 10 years however, most of the leases that are coming to the end of their lease lives are being renegotiated with shorter terms. The current lease term for the corporate headquarters expires in 2026, with one optional five-year extension period. The Company also leases certain equipment and other assets under operating leases, typically with initial terms of 3 to 5 years. The lease term includes the initial contractual term as well as any options to extend the lease when it is reasonably certain that the Company will exercise that option. Leases with an initial term of 12 months or less (short-term leases) are not recorded on the balance sheet. The Company does not currently have any material short-term leases. The Company is generally obligated for the cost of property taxes, insurance and other landlord costs, including common area maintenance charges, relating to its leases. If these charges are fixed, they are combined with lease payments in determining the lease liability; however, if such charges are not fixed, they are considered variable lease costs and are expensed as incurred. The variable payments are not included in the measurement of the lease liability or asset. The Company’s finance leases are immaterial. The Company did not make any amendments to its lease modification policies as a result of the COVID-19 pandemic.
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
As a result of the impact of the COVID-19 pandemic, the Company did not initially make its store rent payments for certain stores in portions of the first and second quarter of 2020. The Company established an accrual for rent payments that were not made and has continued to recognize accrued rent expense. As a result of negotiations with certain landlords, the Company has since made rent payments for certain stores and some landlords have agreed to abate certain rent payments. The appropriate adjustments were made to accrued rent. Accrued rent is within accrued expenses on the Consolidated Balance Sheets. Accrued minimum rent as of January 29, 2022 and January 30, 2021, was $7.7 million and $56.3 million, respectively.
Annual store rent consists of a fixed minimum amount and/or contingent rent based on a percentage of sales exceeding a stipulated amount.
EXPRESS, INC. | 2021 Form 10-K | 60

The following table is a summary of the Company’s components of net lease cost, which is included in cost of goods sold, buying and occupancy costs, in the Consolidated Statements of Income and Comprehensive Income:

	2021	2020	2019
	(in thousands)
Operating lease costs	$234,911	$272,896	$280,166
Variable and short-term lease costs	45,355	60,925	65,535
Total lease costs	$280,266	$333,821	$345,701
Supplemental cash flow information related to leases is as follows:

	2021	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$296,353	$197,824	$279,092
Right of use assets obtained in exchange for operating lease liabilities	$44,952	$44,433	$39,851
Supplemental balance sheet information related to leases is as follows:

	2021	2020	2019
Operating leases:
Weighted average remaining lease term (in years)	4.4	5.1	5.7
Weighted average discount rate	6.5%	5.4%	4.8%
The following table reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the Consolidated Balance Sheets as of January 29, 2022:

January 29, 2022
(in thousands)
2022	$222,658
2023	209,422
2024	159,485
2025	117,738
2026	68,665
Thereafter	70,486
Total minimum lease payments	848,454
Less: amount of lease payments representing interest	114,921
Present value of future minimum lease payments	733,533
Less: current obligations under leases	196,628
Long-term lease obligations	$536,905
EXPRESS, INC. | 2021 Form 10-K | 61

NOTE 5 | INCOME TAXES
The provision (benefit) for income taxes consists of the following:

	2021	2020	2019
Current:	(in thousands)
U.S. federal	$(239)	$(109,627)	$(602)
U.S. state and local	554	(1,240)	(363)
Total	315	(110,867)	(965)
Deferred:
U.S. federal	—	37,292	(39,272)
U.S. state and local	—	17,675	(10,289)
Total	—	54,967	(49,561)
Income tax (benefit)/expense	$315	$(55,900)	$(50,526)
The following table provides a reconciliation between the statutory federal income tax rate and the effective tax rate:

	2021	2020	2019
Federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax effect	(5.0)%	5.2%	3.4%
Change in uncertain tax positions	0.8%	0.1%	0.4%
Share-based compensation	(3.2)%	(0.3)%	(1.3)%
Non-deductible executive compensation	(22.6)%	(0.2)%	(0.4)%
Change in valuation allowance	4.0%	(22.9)%	(0.1)%
Change in tax law	—%	9.1%	—%
Tax credits	3.7%	0.1%	0.3%
Other items, net	(0.9)%	—%	0.2%
Effective tax rate	(2.2)%	12.1%	23.5%
The decrease in the tax rate in 2021 compared to 2020 is primarily attributable to the impact of nondeductible executive compensation in 2021, as well as establishing a valuation allowance against the Company's net deferred tax assets in 2020. This was partially offset by the impact from the CARES Act of the 2019 and 2020 U.S. federal net operating losses that are able to be carried back to years with a higher federal statutory tax rate than is currently enacted.
On March 27, 2020, the CARES Act was enacted into law. The CARES Act provides several provisions that impact the Company, including the establishment of a five-year carryback of net operating losses originating in the tax years 2018, 2019, and 2020, temporarily suspending the 80% limitation on the use of net operating losses, relaxing limitation rules on business interest deductions, and retroactively clarifying that businesses may immediately write-off certain qualified leasehold improvement property dating back to January 1, 2018. The Company carried back certain of its U.S. federal net operating losses to offset taxable income in the five-year carryback period as part of the CARES Act. As of January 29, 2022, the Company has a $52.3 million income tax receivable that is expected to be received in 2022.
The decrease in the tax rate in 2020 compared to 2019 is primarily attributable to the impact of establishing a valuation allowance against the Company's net deferred tax assets, partially offset by the carryback of 2019 and 2020 U.S. federal net operating losses to years with a higher federal statutory rate than is currently enacted.
EXPRESS, INC. | 2021 Form 10-K | 62

The following table provides the effect of temporary differences that created deferred income taxes as of January 29, 2022 and January 30, 2021. Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carry-forwards at the end of the respective periods.

	January 29, 2022	January 30, 2021
	(in thousands)
Deferred tax assets:
Accrued expenses and deferred compensation	$13,693	$10,478
Lease liability	197,063	249,819
Intangible assets	21,402	24,592
Inventory	—	1,154
Deferred revenue	5,142	7,582
Other	986	—
Net operating losses, tax credit and other carryforwards	41,137	51,204
Valuation allowance	(107,669)	(108,418)
Total deferred tax assets	171,754	236,411

Deferred tax liabilities:
Prepaid expenses	2,844	3,861
Inventory	1,305	—
Right of use asset	161,105	210,796
Other	—	1,200
Property and equipment	6,500	20,554
Total deferred tax liabilities	171,754	236,411
Net deferred tax asset	$—	$—
The Company evaluates whether deferred tax assets are realizable on a quarterly basis. The Company considers all available positive and negative evidence, including past operating results and expectations of future operating income. Accordingly, the Company continues to maintain a valuation allowance against the full amount of the U.S. net deferred tax assets as of January 29, 2022.
As of January 29, 2022, the Company had U.S. federal net operating loss carryforwards of $54.8 million and U.S. state net operating loss carryforwards of $469.0 million. The U.S. federal net operating losses have an indefinite carryforward period. The U.S. state net operating losses have carryforward periods of five to twenty years with varying expiration dates and certain jurisdictions have an unlimited carryforward. The Company had U.S. federal and state capital loss carryforwards of $10.2 million, which, if unused, will expire beginning in 2026. The Company has U.S. federal tax credits carryforwards in the amount of $3.9 million which can be carried forward 20 years and expire starting in 2035. The Company also has $0.1 million in foreign tax credits, which can be carried forward 10 years and expire starting in 2027. A valuation allowance has been recorded on all of these tax attributes.
The following table summarizes the changes in the valuation allowance:

	2021	2020	2019
	(in thousands)
Valuation allowance, beginning of year	$108,418	$2,313	$2,108
Changes in related gross deferred tax assets/liabilities	(228)	410	—
Charge/(release)	(521)	105,695	205
Valuation allowance, end of year	$107,669	$108,418	$2,313
EXPRESS, INC. | 2021 Form 10-K | 63

Uncertain Tax Positions
The Company evaluates tax positions using a more likely than not recognition criterion.
A reconciliation of the beginning to ending unrecognized tax benefits is as follows:

	January 29, 2022	January 30, 2021	February 1, 2020
	(in thousands)
Unrecognized tax benefits, beginning of year	$1,388	$1,305	$1,928
Gross addition for tax positions of the current year	—	—	—
Gross addition for tax positions of the prior year	291	327	300
Settlements	—	—	(2)
Reduction for tax positions of prior years	—	—	(240)
Lapse of statute of limitations	(106)	(244)	(681)
Unrecognized tax benefits, end of year	$1,573	$1,388	$1,305
The amount of the above unrecognized tax benefits as of January 29, 2022, January 30, 2021, and February 1, 2020 that would impact the Company's effective tax rate, if recognized, is $1.6 million, $1.4 million, and $1.3 million, respectively.
During 2021 and 2020, the Company released gross uncertain tax positions of $0.1 million and $0.2 million, respectively, and the related accrued interest and penalties of $0.1 million and $0.2 million, respectively, as a result of the expiration of associated statutes of limitation.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The total amount of net interest in tax expense related to interest and penalties included in the Consolidated Statements of Income and Comprehensive Income was $(0.1) million for 2021, $(0.1) million for 2020, and $(0.1) million for 2019. As of January 29, 2022 and January 30, 2021, the Company had accrued interest and penalties of $0.3 million and $0.4 million, respectively.
The Company is subject to examination by the IRS for years subsequent to 2013. The Company is currently under audit for refund claims related to the carryback of U.S. federal net operating losses as a result of CARES Act provisions. The Company is also generally subject to examination by various U.S. state and local and non-U.S. tax jurisdictions for the years subsequent to 2013. The Company does not expect the results from any income tax audit to have a material impact on the Company’s financial statements.
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

EXPRESS, INC. | 2021 Form 10-K | 64

NOTE 6 | DEBT
The following table summarizes the Company's outstanding debt as of the dates indicated:

	January 29, 2022	January 30, 2021
	(in thousands)
Term Loan Facility	$96,737	$90,000
Revolving Facility	35,000	106,050
Total outstanding borrowings	131,737	196,050
Less: unamortized debt issuance costs	(2,940)	(4,018)
Total debt, net	128,797	192,032
Less: current portion of long-term debt	11,216	—
Long-term debt, net	$117,581	$192,032

Outstanding letters of credit	$34,636	$36,099
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
During 2021, the Company drew down the additional $50.0 million under the DDTL and repaid $43.3 million with proceeds from 2020 CARES Act tax refunds, as required under the Term Loan Facility.
As of January 29, 2022, the Company had $6.7 million in borrowings outstanding under the DDTL and $90.0 million in borrowings outstanding under the Term Loan Facility. The fair value of the $96.7 million total borrowings outstanding under the Term Loan Facility at January 29, 2022 was $98.0 million.
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
Amounts borrowed under the Term Loan Facility bear interest at a variable rate indexed to LIBOR plus a pricing margin ranging from 7.00% to 8.25% per annum, as determined in accordance with the provisions of the Term Loan Facility based on EBITDA, as of any date of determination, for the most recently ended twelve month period. Interest payments under the Term Loan Facility are due on the first day of each calendar month. As of January 29, 2022 the interest rate on the outstanding FILO Term Loan was 9.3%.
The Term Loan Facility is subject to a borrowing base which is calculated based on specified percentages of eligible inventory, credit card receivables, intellectual property and, after the advance of the DDTL, the lesser of the amount of the tax refund claim under the CARES Act and the outstanding amount of the DDTL.
EXPRESS, INC. | 2021 Form 10-K | 65

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
The Company recorded deferred financing costs associated with the issuance of the Term Loan Facility. The unamortized balance was $2.9 million as of January 29, 2022. These costs will be amortized over the respective contractual terms of the Term Loan Facility or written off ratably as the Term Loan Facility is extinguished. The Company’s Term Loan debt is presented on the Consolidated Balance Sheets, net of the unamortized fees.
Maturities of the Term Loan Facility during the next five fiscal years and thereafter are as follows:

January 29, 2022
(in thousands)
2022	$11,237
2023	4,500
2024	81,000
2025	—
2026	—
Thereafter	—
Total	$96,737
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
EXPRESS, INC. | 2021 Form 10-K | 66

The Revolving Credit Facility Amendment added the Company and Express Topco LLC as Loan Parties, fully obligated and bound by all of the respective covenants, representations, warranties and events of default.
Under the Amended Revolving Credit Facility, revolving loans may be borrowed, repaid and reborrowed until May 24, 2024, at which time all amounts borrowed must be repaid. Borrowings under the Amended Revolving Credit Facility bear interest at variable rates that are indexed, at the Borrower’s option, to LIBOR or the base rate as defined in the credit agreement governing the asset-based loan credit facility, in each case plus a pricing margin. The pricing margin for LIBOR loans ranges from 2.00% to 2.25% per annum, and the pricing margin for base rate loans ranges from 1.00% to 1.25% per annum, in each case as determined in accordance with the provisions of the Amended Revolving Credit Facility based on average daily excess availability. The Amended Revolving Credit Facility has a maximum borrowing amount of $250.0 million, subject to a borrowing base which is calculated based on specified percentages of eligible inventory, credit card receivables and cash, less certain reserves. Commitment reductions and termination of the Amended Revolving Credit Facility prior to the maturity date is permitted, subject in certain instances to a prepayment fee. As of January 29, 2022, the interest rate on the outstanding borrowings of $35.0 million at LIBOR was approximately 4.3%.
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
As of January 29, 2022, the Company had $35.0 million in borrowings outstanding under the Amended Revolving Credit Facility and approximately $145.8 million remained available for borrowing under the Amended Revolving Credit Facility after giving effect to outstanding letters of credit in the amount of $34.6 million and subject to certain borrowing base limitations as further discussed above. The fair value of the Amended Revolving Credit Facility at January 29, 2022 was $36.5 million.
EXPRESS, INC. | 2021 Form 10-K | 67

Subsequent to year-end, the Company has borrowed an additional $87.0 million to fund normal working capital needs.
Letters of Credit
The Company may enter into various trade letters of credit ("trade LCs") in favor of certain vendors to secure merchandise. These trade LCs are issued for a defined period of time, for specific shipments, and generally expire three weeks after the merchandise shipment date. As of January 29, 2022 and January 30, 2021, there were no outstanding trade LCs. Additionally, the Company enters into stand-by letters of credit ("stand-by LCs") on an as-needed basis to secure payment obligations for third party logistic services, merchandise purchases, and other general and administrative expenses. As of January 29, 2022 and January 30, 2021, outstanding stand-by LCs totaled $34.6 million and $36.1 million, respectively.

NOTE 7 | STOCKHOLDERS' EQUITY
Share Repurchase Programs
On November 28, 2017, the Company's Board of Directors ("Board") approved a share repurchase program that authorizes the Company to repurchase up to $150.0 million of the Company’s outstanding common stock using available cash (the "Repurchase Program"). The Company may repurchase shares on the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Exchange Act of 1934. The timing and amount of stock repurchases will depend on a variety of factors, including business and market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified, or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the program. In 2019, the Company repurchased 4.3 million shares of its common stock under the Repurchase Program for an aggregate amount equal to $15.6 million, including commissions. In 2021 and 2020, the Company did not repurchase shares of its common stock. As of January 29, 2022, the Company had approximately $34.2 million remaining under this authorization.
ATM Equity Offering Sales Agreement
On June 3, 2021, the Company entered into an ATM Equity Offering Sales Agreement (the "Sales Agreement") with BofA Securities, Inc. ("BofA"), as the sales agent to sell up to 15.0 million shares of the Company's common stock, par value $0.01 per share, through an “at-the-market” offering program. Such shares are issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-253368) filed with the SEC on April 6, 2021. Pursuant to the Sales Agreement, sales of the shares may be made by means of ordinary brokers’ transactions on The New York Stock Exchange at market prices or as otherwise agreed by the Company and BofA.
During 2021, the Company did not sell any shares under the Sales Agreement. The Company intends to use net proceeds, if any, from the sale of the common stock pursuant to the Sales Agreement for general corporate purposes, which may include investments in working capital, or capital expenditures, including the acceleration of investments to grow and enhance its eCommerce channel and omni-channel assets, the repayment of indebtedness, and other investments.

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
Long-Term Incentive Compensation Plans
On April 30, 2018, upon the recommendation of the Committee, the Board unanimously approved and adopted, subject to stockholder approval, the Express, Inc. 2018 Incentive Compensation Plan (the “2018 Plan”) to replace the previous plan. On June 13, 2018, stockholders of the Company approved the 2018 Plan and all grants made
EXPRESS, INC. | 2021 Form 10-K | 68

subsequent to that approval have been made under the 2018 Plan. The primary change made by the 2018 Plan was to increase the number of shares of common stock available for equity-based awards by 2.4 million shares.
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
The following summarizes long-term incentive compensation expense:

	2021	2020	2019
	(in thousands)
Restricted stock units	$6,212	$8,220	$7,956
Stock options	728	1,242	795
Performance-based restricted stock units	2,869	—	(574)
Total share-based compensation	$9,809	$9,462	$8,177
Cash-settled awards	9,142	695	53
Total long-term incentive compensation	$18,951	$10,157	$8,230
The stock compensation related income tax benefit, excluding consideration of valuation allowances, recognized by the Company in 2021, 2020, and 2019 was $4.2 million, $0.9 million, and $1.8 million, respectively.
The valuation allowances associated with these tax benefits were $4.2 million in 2021. There were no valuation allowances associated with the tax benefits in 2020 and 2019.
Equity Awards
Restricted Stock Units
During 2021, the Company granted restricted stock units ("RSUs") under the terms of the 2018 Plan. The fair value of the RSUs is determined based on the Company's closing stock price on the day prior to the grant date in accordance with the 2018 Plan. The RSUs granted in 2021, in general, vest ratably over one to three years and the expense related to these RSUs will be recognized using the straight-line attribution method over this vesting period.
The Company's activity with respect to RSUs, including awards with performance conditions granted prior to 2018, for 2021 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value
	(in thousands, except per share amounts)
Unvested, January 30, 2021	7,090	$2.63
Granted	197	$5.22
Vested	(3,084)	$2.84
Forfeited	(642)	$2.85
Unvested, January 29, 2022	3,561	$2.55
The total fair value of RSUs that vested during 2021, 2020, and 2019 was $8.8 million, $7.4 million, and $12.2 million, respectively. As of January 29, 2022, there was approximately $5.0 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.0 years.
EXPRESS, INC. | 2021 Form 10-K | 69

Stock Options
During 2021, the Company did not grant stock options. The expense for stock options is recognized using the straight-line attribution method.
The Company's activity with respect to stock options during 2021 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding, January 30, 2021	3,324	$6.65
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(351)	$17.27
Outstanding, January 29, 2022	2,973	$5.39	6.6	$696
Expected to vest at January 29, 2022	553	$2.60	7.5	$166
Exercisable at January 29, 2022	2,413	$6.04	6.4	$528
The following provides additional information regarding the Company's stock options:

	2021	2020	2019
	(in thousands, except per share amounts)
Weighted average grant date fair value of options granted	N/A	N/A	$1.25
Total intrinsic value of options exercised	N/A	N/A	$—
As of January 29, 2022, there was approximately $0.5 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of approximately 1.1 years.
The Company uses the Black-Scholes-Merton option-pricing model to value stock options granted to employees and directors. The Company's determination of the fair value of stock options is affected by the Company's stock price, as well as a number of subjective and complex assumptions. These assumptions include the risk-free interest rate, the Company's expected stock price volatility over the term of the awards, expected term of the award, and dividend yield. The following are the weighted-average assumptions used in the determination of the fair value of the Company's stock options:

	2021	2020	2019
Risk-free interest rate (1)	N/A	N/A	1.93%
Price Volatility (2)	N/A	N/A	47.27%
Expected term (years) (3)	N/A	N/A	6.29
Dividend yield (4)	N/A	N/A	—
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
Performance-Based Restricted Stock Units
During 2021, the Company granted 1.4 million performance-based restricted stock units to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock upon vesting. The number of shares earned could range between 0% and 200% of the target amount depending upon performance achieved over a three-year vesting period beginning on the first day of
EXPRESS, INC. | 2021 Form 10-K | 70

the Company's 2021 fiscal year and ending on the last day of the Company's 2023 fiscal year. These awards are valued based on the fair value of the award at the grant date and do not vary based on changes in the Company's stock price. The performance condition of the award is adjusted earnings before interest, taxes, depreciation, and amortization ("Adjusted EBITDA"). The number of shares that are expected to vest will change based on estimates of the Company’s Adjusted EBITDA performance in relation to the pre-established targets. As of January 29, 2022, $7.5 million of total unrecognized compensation cost is expected to be recognized on performance-based restricted stock units over a remaining weighted-average period of 2.2 years.
Cash-Settled Awards
Time-Based Cash-Settled Awards
During 2021, the Company granted time-based cash-settled awards to employees that vest ratably over three years. These awards are classified as liabilities and do not vary based on changes in the Company's stock price or performance. The expense related to these awards will be accrued using a straight-line method over this vesting period. As of January 29, 2022, $9.1 million of total unrecognized compensation cost is expected to be recognized on time-based cash-settled awards over a weighted-average period of 1.5 years.
Performance-Based Cash-Settled Awards
In March 2020, the Company granted performance-based cash-settled awards to a limited number of senior executive-level employees. Due to the significant disruption caused by the COVID-19 pandemic on the Company’s business operations, as well as its adverse impact on consumer confidence and demand, the Committee delayed setting performance targets for the 2020 long-term performance-based awards until February 2021. While the 2020 long-term performance awards remain subject to a three-year vesting cliff, these awards are subject to a two-year performance period instead of a three-year performance period. These awards are classified as liabilities, with the amount to be paid out estimated each reporting period. Expense is being recognized in proportion to the completed requisite period up until date of settlement. The amount of cash earned could range between 0% and 200% of the target amount depending upon performance achieved over a two-year performance period commencing on the first day of the Company’s 2021 fiscal year and ending on the last day of the Company’s 2022 fiscal year. The performance condition of the award is Adjusted EBITDA. The amount of cash earned will change based on estimates of the Company’s Adjusted EBITDA performance in relation to the pre-established targets. As of January 29, 2022, $5.8 million of total unrecognized compensation cost is expected to be recognized on performance-based cash-settled awards over a remaining weighted-average period of 1.2 years.

NOTE 9 | EARNINGS PER SHARE
The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share:

	2021	2020	2019
	(in thousands)
Weighted-average shares - basic	66,448	64,624	66,133
Dilutive effect of stock options, restricted stock units, and restricted stock	—	—	—
Weighted-average shares - diluted	66,448	64,624	66,133
Equity awards representing 7.8 million, 10.6 million, and 7.5 million shares of common stock were excluded from the computation of diluted earnings per share for 2021, 2020, and 2019, respectively, as the inclusion of these awards would have been anti-dilutive.
Additionally, for 2021, 1.4 million shares were excluded from the computation of diluted weighted average shares because the number of shares that will ultimately be issued is contingent on the Company's performance compared to pre-established performance goals, which have not been achieved as of January 29, 2022.

EXPRESS, INC. | 2021 Form 10-K | 71

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
Total expense recognized related to the Qualified Plan employer match was $3.7 million, $3.4 million, and $4.2 million in 2021, 2020, and 2019, respectively.

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
On January 29, 2019, Mr. Jorge Chacon filed a second representative action in the Superior Court for the State of California for the County of Orange alleging violations of California state wages and hour statutes and other labor standard violations, which was removed to federal court by the Company and is now pending in the United States District Court for the Central District of California. The lawsuit seeks unspecified monetary damages and attorneys' fees. In June 2021, a portion of Mr. Chacon’s claims in this action were certified as a class action. Plaintiff and the Company both filed Motions for Summary Judgement on February 28, 2022. No trial date has been set.
The Company is vigorously defending itself against the unresolved claims and, as of January 29, 2022, the Company's Consolidated Balance Sheet includes an estimated liability based on its best estimate of the outcome of the unresolved matters.
The Company is subject to various other claims and contingencies arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

NOTE 12 | RESTRUCTURING COSTS
In the fourth quarter of 2019, in connection with the announcement with the Company’s new strategy and the restructuring of the Company’s work force to align to this strategy, the Company recognized $7.3 million in restructuring and related reorganization charges. The charges were primarily related to employee severance, benefits and professional fees. As of January 29, 2022, the Consolidated Balance Sheet does not reflect any amounts related to this restructuring.

EXPRESS, INC. | 2021 Form 10-K | 72

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 29, 2022.

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of January 29, 2022. In making this assessment, we used the criteria set forth by COSO. Based on our assessment, management concluded that, as of January 29, 2022, the Company's internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of January 29, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein. See “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) that occurred during the fourth quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
None.

EXPRESS, INC. | 2021 Form 10-K | 73

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not Applicable.

EXPRESS, INC. | 2021 Form 10-K | 74

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated herein by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item is incorporated herein by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated herein by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders.
The following table summarizes share and exercise price information about our equity compensation plan as of January 29, 2022.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,924,617	$5.39	4,783,567
Equity compensation plans not approved by security holders	—	—	—
Total	7,924,617	$5.39	4,783,567
The table above includes 1,390,498 RSUs with performance conditions. The number of performance-based RSUs that are ultimately earned may vary from 0% to 200% of target depending on achievement relative to the predefined financial performance targets. The amounts in columns (a) and (c) reflected in the table are calculated assuming the target payout for all performance-based restricted stock units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated herein by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item is incorporated herein by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders.

EXPRESS, INC. | 2021 Form 10-K | 75

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)    (1)   Consolidated Financial Statements
The following consolidated financial statements of Express, Inc. and its subsidiaries are filed as part of this report under Item 8. Financial Statements and Supplementary Data:
Report of Independent Registered Public Accounting Firm - PricewaterhouseCoopers, LLP
Consolidated Balance Sheets as of January 29, 2022 and January 30, 2021
Consolidated Statements of Income and Comprehensive Income for the years ended January 29, 2022, January 30, 2021, and February 1, 2020
Consolidated Statements of Changes in Stockholders' Equity for the years ended January 29, 2022, January 30, 2021, and February 1, 2020
Consolidated Statements of Cash Flows for the years ended January 29, 2022, January 30, 2021, and February 1, 2020
Notes to Consolidated Financial Statements
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

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A (File No. 333-164906), filed with the SEC on April 30, 2010 (the "Express S-1")).
4.2*	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1+	Form of Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on June 6, 2013).
10.2+	Form of Amended and Restated Severance Agreement (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed with the SEC on June 6, 2013).
10.3+	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Express S-1).
EXPRESS, INC. | 2021 Form 10-K | 76

10.4+	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.17 to the Express S-1).
10.5+	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.19 to the Express S-1).
10.6+	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.13 to the Express S-1).
10.7+	Form of Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on June 6, 2013).
10.8+	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on June 6, 2013).
10.9+	Form of Non-Qualified Stock Option Grant (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on April 4, 2014).
10.10+	Form of Restricted Stock Unit Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on April 4, 2014).
10.11+	Form of Restricted Stock Unit Agreement for Performance Stock Units (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on April 4, 2014).
10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.22 to the Express S-1
10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on January 5, 2012).
10.14	Second Amended and Restated $250,000,000 Asset-Based Loan Credit Agreement, dated as of May 20, 2015 among Express Holding, LLC, as Parent, Express, LLC, as Borrower, the Initial Lenders, Initial Issuing Bank and Swing Line Bank, Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, U.S. Bank National Association, as Syndication Agent, and Wells Fargo Bank, National Association, as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on May 27, 2015).
10.15+	Form of Severance Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on July 7, 2015).
10.16	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on July 7, 2015).
10.17+	Form of Restricted Stock Unit Agreement for Performance Stock Units (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on April 1, 2016).
10.18	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on August 3, 2016).
10.19+	Form of Restricted Stock Unit Agreement for Performance Stock Units (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on March 17, 2017).
10.20+	Form of Second Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on March 17, 2017).
10.21+	Form of Amended and Restated Severance Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the SEC on March 17, 2017).
10.22+	Second Amended and Restated Express, Inc. 2010 Incentive Compensation Plan (incorporated by reference to Appendix B to Express, Inc.'s definitive proxy statement on Schedule 14A, filed with the SEC on April 28, 2017).
10.23+	Form of Restricted Stock Unit and Other Cash-Based Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on April 6, 2018).
10.24+	Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on June 14, 2018).
10.25+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on March 21, 2019).
10.26+	Form of Other Cash-Based Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on March 21, 2019).
10.27+	Employment Agreement, dated as of May 21, 2019, between Timothy Baxter and Express, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on May 21, 2019).
EXPRESS, INC. | 2021 Form 10-K | 77

10.28		First Amendment to Second Amended and Restated $250,000,000 Asset-Based Loan Credit Agreement and First Amendment to Amended and Restated Security Agreement, dated as of May 24, 2019, among Express Holding, LLC, as Parent, Express, LLC, as Borrower, the subsidiary guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, as Collateral Agent, as Issuing Bank and as Swingline Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on May 30, 2019).
10.29+		Form of Express, Inc. Employment Inducement Award Agreement of Non-qualified Stock Options (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on September 10, 2019).
10.30+		Form of Express, Inc. Employment Inducement Award Agreement of Restricted Stock Units (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on September 10, 2019).
10.31+		Letter Agreement, dated as of September 23, 2019, between Express, Inc. and Matt Moellering (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on September 23, 2019).
10.32+		Second Amended and Restated Express, Inc. 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8, filed with the SEC on June 15, 2020).
10.33		$140,000,000 Asset-Based Term Loan Agreement, dated January 13, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on January 13, 2021).
10.34		Second Amendment to the Second Amended and Restated $250,000,000 Asset-Based Loan Credit Agreement, dated January 13, 2021 incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on January 13, 2021).
21.1*		List of subsidiaries of registrant.
23.1*		Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1*		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*		Certification of Principal Financial Officer and Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*		Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*		Inline XBRL Taxonomy Extension Schema Document.
101.CAL*		Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*		Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*		Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*		Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

	+	Indicates a management contract or compensatory plan or arrangement.
	*	Filed herewith.
(b)          Exhibits
The exhibits to this report are listed in section (a)(3) of Item 15 above.
(c)          Financial Statement Schedules
None.

ITEM 16. FORM 10-K SUMMARY.
Not applicable.

EXPRESS, INC. | 2021 Form 10-K | 78

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 24, 2022	EXPRESS, INC.

		By:	/s/ Matthew Moellering
Matthew Moellering
President, Chief Operating Officer, and Interim Chief Financial Officer

EXPRESS, INC. | 2021 Form 10-K | 79

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned constitutes and appoints Matthew Moellering as attorney-in-fact and agent, with full power of substitution and re-substitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in son, hereby ratifying and confirming all that said attorney-in-fact or substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 24, 2022	By:	/s/ Timothy Baxter
Timothy Baxter
Chief Executive Officer (Principal Executive Officer), Director

Date:	March 24, 2022	By:	/s/ Matthew Moellering
Matthew Moellering
President, Chief Operating Officer, and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	March 24, 2022	By:	/s/ Michael G. Archbold
Michael G. Archbold
Director

Date:	March 24, 2022	By:	/s/ Terry Davenport
Terry Davenport
Director

Date:	March 24, 2022	By:	/s/ Michael F. Devine
Michael F. Devine
Director

Date:	March 24, 2022	By:	/s/ Karen Leever
Karen Leever
Director

Date:	March 24, 2022	By:	/s/ Patricia E. Lopez
Patricia E. Lopez
Director

Date:	March 24, 2022	By:	/s/ Antonio J. Lucio
Antonio J. Lucio
Director

Date:	March 24, 2022	By:	/s/ Mylle H. Mangum
Mylle H. Mangum
Director

Date:	March 24, 2022	By:	/s/ Peter Swinburn
Peter Swinburn
Director

EXPRESS, INC. | 2021 Form 10-K | 80