Form 10-Q
period 2022-04-30
EXPRESS, INC.
filed 2022-06-08
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock was 68,069,896 as of May 28, 2022.
EXPRESS, INC. | Q1 2022 Form 10-Q | 1

EXPRESS, INC.

EXPRESS, INC. | Q1 2022 Form 10-Q | 2

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

Operational and Industry Risks

▪general economic conditions and changes in consumer spending, including as a result of recent inflationary pressures;
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
▪geopolitical risks, including impacts from the ongoing conflict between Russia and Ukraine and increased tensions between China and Taiwan;
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
EXPRESS, INC. | Q1 2022 Form 10-Q | 3

Financial Risks

▪our substantial lease obligations;
▪restrictions imposed on us under the terms of our current credit facilities, including asset based requirements related to inventory levels, ability to make additional borrowings, and restrictions on our ability to repurchase shares of our common stock;

▪our inability to maintain compliance with covenants in our current credit facilities; and
▪impairment charges on property and equipment and our right of use assets.

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

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. For a discussion of these risks and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Item 1A. Risk Factors” included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended January 29, 2022 (“Annual Report”), filed with the Securities and Exchange Commission (“SEC”) on March 24, 2022. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as required by law.
EXPRESS, INC. | Q1 2022 Form 10-Q | 4

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS.
EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts) (Unaudited)

	April 30, 2022	January 29, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$37,140	$41,176
Receivables, net	9,331	11,744
Income tax receivable	1,850	53,665
Inventories	371,249	358,795
Prepaid rent	5,701	5,602
Other	23,383	19,755
Total current assets	448,654	490,737

Right of Use Asset, Net	586,596	615,462

Property and Equipment	979,377	975,802
Less: accumulated depreciation	(841,137)	(827,820)
Property and equipment, net	138,240	147,982

Non-Current Income Tax Receivable	52,278	—
Other Assets	4,816	5,273
TOTAL ASSETS	$1,230,584	$1,259,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term lease liability	$195,343	$196,628
Accounts payable	181,318	231,974
Deferred revenue	32,833	35,985
Short-term debt	4,500	11,216
Accrued expenses	111,248	110,850
Total current liabilities	525,242	586,653

Long-Term Lease Liability	500,855	536,905
Long-Term Debt	203,483	117,581
Other Long-Term Liabilities	11,107	17,007
Total Liabilities	1,240,687	1,258,146

Commitments and Contingencies (Note 9)

Stockholders’ Equity:
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 93,632 shares and 93,632 shares issued at April 30, 2022 and January 29, 2022, respectively, and 68,022 shares and 67,072 shares outstanding at April 30, 2022 and January 29, 2022, respectively	936	936
Additional paid-in capital	217,433	220,078
Retained earnings	53,244	77,093
Treasury stock – at average cost; 25,610 shares and 26,560 shares at April 30, 2022 and January 29, 2022, respectively	(281,716)	(296,799)
Total stockholders’ (deficit)/equity	(10,103)	1,308
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,230,584	$1,259,454
See Notes to Unaudited Consolidated Financial Statements.
EXPRESS, INC. | Q1 2022 Form 10-Q | 5

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts) (Unaudited)

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Net Sales	$450,785	$345,759
Cost of Goods Sold, Buying and Occupancy Costs	319,285	266,955
GROSS PROFIT	131,500	78,804
Operating Expenses:
Selling, general, and administrative expenses	141,093	119,393
Other operating income, net	(490)	(33)
TOTAL OPERATING EXPENSES	140,603	119,360

OPERATING LOSS	(9,103)	(40,556)
Interest Expense, Net	3,494	5,252
Other Income, Net	(200)	—
LOSS BEFORE INCOME TAXES	(12,397)	(45,808)
Income Tax Benefit	(483)	(84)
NET LOSS	$(11,914)	$(45,724)

COMPREHENSIVE LOSS	$(11,914)	$(45,724)

EARNINGS PER SHARE:
Basic	$(0.18)	$(0.70)
Diluted	$(0.18)	$(0.70)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	67,211	65,200
Diluted	67,211	65,200
See Notes to Unaudited Consolidated Financial Statements.
EXPRESS, INC. | Q1 2022 Form 10-Q | 6

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in Thousands) (Unaudited)

	Common Stock					Treasury Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	At Average Cost	Total
BALANCE, January 29, 2022	67,072	$936	$220,078	$77,093	$—	26,560	$(296,799)	$1,308
Net loss	—	—	—	(11,914)	—	—	—	(11,914)
Exercise of stock options and restricted stock	1,520	—	(5,038)	(11,935)	—	(1,520)	16,973	—
Share-based compensation	—	—	2,393	—	—	—	—	2,393
Repurchase of common stock	(570)	—	—	—	—	570	(1,890)	(1,890)
BALANCE, April 30, 2022	68,022	$936	$217,433	$53,244	$—	25,610	$(281,716)	$(10,103)

	Common Stock					Treasury Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	At Average Cost	Total
BALANCE, January 30, 2021	64,971	$936	$222,141	$114,732	$—	28,661	$(328,120)	$9,689
Net loss	—	—	—	(45,724)	—	—	—	(45,724)
Exercise of stock options and restricted stock	1,934	—	(6,477)	(15,659)	—	(1,934)	22,136	—
Share-based compensation	—	—	2,523	—	—	—	—	2,523
Repurchase of common stock	(647)	—	—	—	—	647	(2,167)	(2,167)
BALANCE, May 1, 2021	66,258	$936	$218,187	$53,349	$—	27,374	$(308,151)	$(35,679)
See Notes to Unaudited Consolidated Financial Statements.
EXPRESS, INC. | Q1 2022 Form 10-Q | 7

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands) (Unaudited)

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,914)	$(45,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,172	18,497
Loss on disposal of property and equipment	10	—
Share-based compensation	2,393	2,523
Landlord allowance amortization	(157)	(77)
Changes in operating assets and liabilities:
Receivables, net	2,413	3,343
Income tax receivable	(463)	12,788
Inventories	(12,454)	(128)
Accounts payable, deferred revenue, and accrued expenses	(53,989)	(3,426)
Other assets and liabilities	(16,890)	10,624
NET CASH USED IN OPERATING ACTIVITIES	(75,879)	(1,580)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,142)	(3,562)
NET CASH USED IN INVESTING ACTIVITIES	(5,142)	(3,562)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under the revolving credit facility	117,000	38,000
Repayment of borrowings under the revolving credit facility	(37,000)	(39,050)
Proceeds from borrowings under the term loan facility	—	50,000
Repayment of borrowings under the term loan facility	(1,125)	(12,404)
Repayments of financing arrangements	—	(576)
Costs incurred in connection with debt arrangements	—	(463)
Repurchase of common stock for tax withholding obligations	(1,890)	(2,167)
NET CASH PROVIDED BY FINANCING ACTIVITIES	76,985	33,340

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(4,036)	28,198
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	41,176	55,874
CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,140	$84,072
See Notes to Unaudited Consolidated Financial Statements.
EXPRESS, INC. | Q1 2022 Form 10-Q | 8

EXPRESS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

EXPRESS, INC. | Q1 2022 Form 10-Q | 9

NOTE 1 | DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business Description
Express, Inc., together with its subsidiaries (“Express” or the “Company”), is a modern, multichannel apparel and accessories brand grounded in versatility, guided by its purpose - We Create Confidence. We Inspire Self-Expression. - and powered by a styling community. Launched in 1980 with the idea that style, quality and value should all be found in one place, Express has been a part of some of the most important and culture-defining fashion trends. The Express Edit design philosophy ensures that the brand is always ‘of the now’ so people can get dressed for every day and any occasion knowing that Express can help them look the way they want to look and feel the way they want to feel.

The Company operates 561 retail and factory outlet stores in the United States and Puerto Rico, the express.com online store and the Express mobile app. Express is comprised of the brands Express and UpWest. As of April 30, 2022, Express operated 359 primarily mall-based retail stores in the United States and Puerto Rico as well as 202 factory outlet stores.

Fiscal Year
The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the unaudited Consolidated Financial Statements and Notes, as well as the remainder of this Quarterly Report, by the calendar year in which the fiscal year commences. All references herein to the Company's fiscal years are as follows:

Fiscal Year	Year Ended	Number of Weeks
2022	January 28, 2023	52
2021	January 29, 2022	52

All references herein to “the first quarter of 2022” and “the first quarter of 2021” represent the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively.
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and the U.S. Securities and Exchange Commission’s Article 10, Regulation S-X and therefore do not include all of the information or footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the Company's 2022 fiscal year. Therefore, these statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended January 29, 2022, included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 24, 2022.
Principles of Consolidation
The unaudited Consolidated Financial Statements include the accounts of Express, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Segment Reporting
The Company defines an operating segment on the same basis that it uses to evaluate performance internally. The Company has determined that, together, its Chief Executive Officer and its President, Chief Operating Officer are the Chief Operating Decision Maker, and that there is one operating segment. Therefore, the Company reports results as a single segment, which includes the operation of its Express brick-and-mortar retail and outlet stores and eCommerce operations.
EXPRESS, INC. | Q1 2022 Form 10-Q | 10

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

NOTE 2 | REVENUE RECOGNITION
The following is information regarding the Company’s major product categories and sales channels:

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
	(in thousands)
Apparel	$401,286	$304,272
Accessories and other	35,478	32,223
Other revenue	14,021	9,264
Total net sales	$450,785	$345,759

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
	(in thousands)
Retail	$320,877	$246,231
Outlet	115,887	90,264
Other revenue	14,021	9,264
Total net sales	$450,785	$345,759
Other revenue consists primarily of revenue earned from our private label credit card agreement, shipping and handling revenue related to eCommerce activity, sell-off revenue related to marked-out-of-stock inventory sales to third parties and revenue from gift card breakage.

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
Loyalty Program
The Company maintains a customer loyalty program in which customers earn points toward rewards for qualifying purchases and other marketing activities. Upon reaching specified point values, customers are issued a reward, which they may redeem on merchandise purchases at the Company’s stores or on its website. Generally, rewards earned must be redeemed within 60 days from the date of issuance. The Company defers a portion of merchandise sales based on the estimated standalone selling price of the points earned. This deferred revenue is recognized as certificates are redeemed or expire. To calculate this deferral, the Company makes assumptions related to loyalty
EXPRESS, INC. | Q1 2022 Form 10-Q | 11

point and certificate redemption rates based on historical experience. The loyalty liability is included in deferred revenue on the unaudited Consolidated Balance Sheets.

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
	(in thousands)
Beginning balance loyalty deferred revenue	$10,918	$8,951
Net revenue recognized	(1,562)	(678)
Ending balance loyalty deferred revenue	$9,356	$8,273
Sales Returns Reserve
The Company reduces net sales and provides a reserve for projected merchandise returns based on prior experience. Merchandise returns are often resalable merchandise and are refunded by issuing the same payment tender as the original purchase. The sales returns reserve was $16.1 million and $9.8 million as of April 30, 2022 and January 29, 2022, respectively, and is included in accrued expenses on the unaudited Consolidated Balance Sheets. The asset related to projected returned merchandise is included in other assets on the unaudited Consolidated Balance Sheets.
Gift Cards
The Company sells gift cards in its stores, on its eCommerce website, and through third parties. These gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The gift card liability balance was $23.3 million and $25.1 million, as of April 30, 2022 and January 29, 2022, respectively, and is included in deferred revenue on the unaudited Consolidated Balance Sheets. During the thirteen weeks ended April 30, 2022 and May 1, 2021, the Company recognized approximately $4.3 million and $3.0 million of revenue that was previously included in the beginning gift card contract liability, respectively. The Company recognizes revenue from gift cards when they are redeemed by the customer. The Company also recognizes income on unredeemed gift cards, referred to as “gift card breakage.” Gift card breakage is recognized proportionately using a time-based attribution method from issuance of the gift card to the time when it can be determined that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. The gift card breakage rate is based on historical redemption patterns. Gift card breakage is included within the other revenue component of net sales in the unaudited Consolidated Statements of Income and Comprehensive Income.

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
	(in thousands)
Beginning gift card liability	$25,066	$23,478
Issuances	6,083	4,078
Redemptions	(7,006)	(5,225)
Gift card breakage	(855)	(744)
Ending gift card liability	$23,288	$21,587
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
EXPRESS, INC. | Q1 2022 Form 10-Q | 12

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

In connection with the Card Agreement, the Bank agreed to pay the Company a $20.0 million refundable payment which the Company recognized upon receipt as deferred revenue within other long-term liabilities in the Consolidated Balance Sheets and began to recognize into income on a straight-line basis commencing January of 2018. As of April 30, 2022, the deferred revenue balance of $7.7 million will be recognized over the remaining term of the amended Card Agreement within the other revenue component of net sales.

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
	(in thousands)
Beginning balance refundable payment liability	$8,394	$11,272
Recognized in revenue	(719)	(719)
Ending balance refundable payment liability	$7,675	$10,553

NOTE 3 | EARNINGS PER SHARE
The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share:

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
	(in thousands)
Weighted-average shares - basic	67,211	65,200
Dilutive effect of stock options and restricted stock units	—	—
Weighted-average shares - diluted	67,211	65,200
Equity awards representing 6.8 million and 9.9 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively, as the inclusion of these awards would have been anti-dilutive.
Additionally, for the thirteen weeks ended April 30, 2022, approximately 3.2 million shares were excluded from the computation of diluted weighted average shares because the number of shares that will ultimately be issued is contingent on the Company’s performance compared to pre-established performance goals which have not been achieved as of April 30, 2022.

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
EXPRESS, INC. | Q1 2022 Form 10-Q | 13

■Level 3 - Valuation is based upon other unobservable inputs that are significant to the fair value measurement.
Financial Assets
As of April 30, 2022 and January 29, 2022 the Company did not have any Level 2 or 3 financial assets recorded on the unaudited Consolidated Balance Sheets.
The carrying amounts reflected on the unaudited Consolidated Balance Sheets for the remaining cash and cash equivalents, receivables, prepaid expenses, and payables as of April 30, 2022 and January 29, 2022 approximated their fair values.
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
During the thirteen weeks ended April 30, 2022 and May 1, 2021, the Company did not recognize any impairment charges.

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

The Company evaluates whether deferred tax assets are realizable on a quarterly basis. The Company considers all available positive and negative evidence, including past operating results and expectations of future operating income. Accordingly, the Company continues to maintain a full valuation allowance on deferred tax assets as of April 30, 2022.

The Company’s effective tax rate was 3.9% and 0.2% for the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively. The effective tax rate for the thirteen weeks ended April 30, 2022 reflects the impact of non-deductible
EXPRESS, INC. | Q1 2022 Form 10-Q | 14

executive compensation and the recording of an additional valuation allowance of $5.0 million against current year losses. The effective tax rate for the thirteen weeks ended May 1, 2021 reflects the impact of recording an additional valuation allowance of $10.0 million against current year losses.

The Company's unaudited Consolidated Balance Sheets as of April 30, 2022 and January 29, 2022 reflect $52.3 million of income tax receivable. The Company reclassified the receivable from current to non-current income tax receivable as of April 30, 2022 based on information received from the Internal Revenue Service ("IRS") during the thirteen weeks ended April 30, 2022 that indicated the receivable will not be collected in the next twelve months.

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

Supplemental cash flow information related to leases is as follows:

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$64,832	$75,456
Right of use assets obtained in exchange for operating lease liabilities	$17,122	$27,773

EXPRESS, INC. | Q1 2022 Form 10-Q | 15

NOTE 7 | DEBT
The following table summarizes the Company's outstanding debt as of the dates indicated:

	April 30, 2022	January 29, 2022
	(in thousands)
Term Loan Facility	$95,612	$96,737
Revolving Facility	115,000	35,000
Total outstanding borrowings	210,612	131,737
Less: unamortized debt issuance costs	(2,629)	(2,940)
Total debt, net	207,983	128,797
Less: current portion of long-term debt	4,500	11,216
Long-term debt, net	$203,483	$117,581

Outstanding letters of credit	$34,636	$34,636
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

During the first quarter of 2021, the Company drew down the additional $50.0 million under the DDTL and repaid $43.3 million with proceeds from 2020 CARES Act tax refunds during the first and second quarter of 2021, as required under the Term Loan Facility.

As of April 30, 2022, the Company had $6.7 million in borrowings outstanding under the DDTL and $88.9 million in borrowings outstanding under the Term Loan Facility. The fair value of the $95.6 million total borrowings outstanding under the Term Loan Facility at April 30, 2022 was $96.4 million.

Amounts borrowed under the FILO Term Loan will be repaid in quarterly installments at a rate of 1.25% per quarter based on the original principal amount of the FILO Term Loan, commencing with the first quarter of 2022, during which we made a $1.1 million mandatory repayment. All remaining amounts of the Term Loan Facility outstanding on the maturity date will be paid in full on the maturity date, May 24, 2024. The Loan Parties must repay amounts incurred under the Term Loan Facility with net proceeds from the incurrence of certain additional debt, after payment in full and termination of the $250.0 million asset-based loan credit facility, when outstanding loans under the Term Loan Facility and asset-based loan credit facility exceed the aggregate borrowing base under the Term Loan Facility and asset-based loan credit facility, and, in the case of the DDTL only, with tax refund proceeds payable to the Company pursuant to the CARES Act. Voluntary prepayments under the Term Loan Facility are permitted at any time upon proper notice and subject to minimum dollar amounts and, in certain instances, a prepayment fee.

Amounts borrowed under the Term Loan Facility bear interest at a variable rate indexed to LIBOR plus a pricing margin ranging from 7.00% to 8.25% per annum, as determined in accordance with the provisions of the Term Loan Facility based on EBITDA (as defined below), as of any date of determination, for the most recently ended twelve month period. Interest payments under the Term Loan Facility are due on the first day of each calendar month. As of April 30, 2022 the interest rate on the outstanding FILO Term Loan was 9.0%.

EXPRESS, INC. | Q1 2022 Form 10-Q | 16

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

The Company recorded deferred financing costs associated with the issuance of the Term Loan Facility. The unamortized balance is $2.6 million as of April 30, 2022. These costs will be amortized over the respective contractual terms of the Term Loan Facility or written off ratably as the Term Loan Facility is extinguished. The Company’s Term Loan debt is presented on the Consolidated Balance Sheets, net of the unamortized fees.
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

Under the Amended Revolving Credit Facility, revolving loans may be borrowed, repaid and reborrowed until May 24, 2024, at which time all amounts borrowed must be repaid. Borrowings under the Amended Revolving Credit Facility bear interest at variable rates that are indexed, at the Borrower’s option, to LIBOR or the base rate as defined in the credit agreement governing the asset-based loan credit facility, in each case plus a pricing margin. The pricing margin for LIBOR loans ranges from 2.00% to 2.25% per annum, and the pricing margin for base rate loans ranges from 1.00% to 1.25% per annum, in each case as determined in accordance with the provisions of the
EXPRESS, INC. | Q1 2022 Form 10-Q | 17

Amended Revolving Credit Facility based on average daily excess availability. The Amended Revolving Credit Facility has a maximum borrowing amount of $250.0 million, subject to a borrowing base which is calculated based on specified percentages of eligible inventory, credit card receivables and cash, less certain reserves. Commitment reductions and termination of the Amended Revolving Credit Facility prior to the maturity date is permitted, subject in certain instances to a prepayment fee. As of April 30, 2022, the interest rate on the outstanding borrowings of $115.0 million at LIBOR was approximately 2.8%.

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

As of April 30, 2022, the Company had $115.0 million in borrowings outstanding under the Amended Revolving Credit Facility and approximately $65.8 million remained available for borrowing under the Amended Revolving Credit Facility after giving effect to outstanding letters of credit in the amount of $34.6 million and subject to certain borrowing base limitations as further discussed above. The fair value of the Amended Revolving Credit Facility at April 30, 2022 was $112.0 million.

Letters of Credit
The Company may enter into various trade letters of credit ("trade LCs") in favor of certain vendors to secure merchandise. These trade LCs are issued for a defined period of time, for specific shipments, and generally expire three weeks after the merchandise shipment date. As of April 30, 2022 and January 29, 2022, there were no outstanding trade LCs. Additionally, the Company enters into stand-by letters of credit ("stand-by LCs") on an as-needed basis to secure payment obligations for third party logistic services, merchandise purchases, and other
EXPRESS, INC. | Q1 2022 Form 10-Q | 18

general and administrative expenses. As of April 30, 2022 and January 29, 2022, outstanding stand-by LCs totaled $34.6 million, respectively.

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
Long-Term Incentive Compensation Plans
On April 30, 2018, upon the recommendation of the Committee, the Board unanimously approved and adopted, subject to stockholder approval, the Express, Inc. 2018 Incentive Compensation Plan (the “2018 Plan”) to replace the previous plan. On June 13, 2018, stockholders of the Company approved the 2018 Plan and all grants made subsequent to that approval have been made under the 2018 Plan. The primary change made by the 2018 Plan was to increase the number of shares of common stock available for equity-based awards by 2.4 million shares.

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

The following summarizes long-term incentive compensation expense:

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
	(in thousands)
Restricted stock units	$1,193	$2,015
Stock options	87	300
Performance-based restricted stock units	1,113	208
Total share-based compensation	$2,393	$2,523
Cash-settled awards	2,720	1,542
Total long-term incentive compensation	$5,113	$4,065
The stock compensation related income tax benefit, excluding consideration of valuation allowances, recognized by the Company during the thirteen weeks ended April 30, 2022 and May 1, 2021 was $2.7 million and $2.3 million, respectively. The valuation allowances associated with these tax benefits were $2.7 million and $2.3 million for the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively.
Equity Awards
Restricted Stock Units
During the first quarter of 2022, the Company granted restricted stock units (“RSUs”) under the 2018 Plan. The fair value of RSUs is determined based on the Company’s closing stock price on the day prior to the grant date in accordance with the 2018 Plan. The RSUs granted in 2022 vest ratably over one year and the expense related to these RSUs will be recognized using the straight-line attribution method over this vesting period.

EXPRESS, INC. | Q1 2022 Form 10-Q | 19

The Company’s activity with respect to RSUs, including awards with performance conditions granted prior to 2018, for the thirteen weeks ended April 30, 2022 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value Per Share
	(in thousands, except per share amounts)
Unvested - January 29, 2022	3,561	$2.55
Granted	11	$4.07
Vested	(1,526)	$2.57
Forfeited	(113)	$2.71
Unvested - April 30, 2022	1,933	$2.53
The total fair value of RSUs that vested during the thirteen weeks ended April 30, 2022 and May 1, 2021 was $3.9 million and $5.7 million, respectively. As of April 30, 2022, there was approximately $3.6 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a remaining weighted-average period of approximately 1.0 year.

Stock Options
The Company’s activity with respect to stock options during the thirteen weeks ended April 30, 2022 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding - January 29, 2022	2,973	$5.39
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(113)	$19.06
Outstanding - April 30, 2022	2,860	$4.86	6.5	$1,949
Expected to vest at April 30, 2022	556	$2.60	7.2	$467
Exercisable at April 30, 2022	2,300	$5.40	6.3	$1,478
As of April 30, 2022, there was approximately $0.4 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a remaining weighted average period of approximately 1.0 year.

Performance-Based Restricted Stock Units
During the first quarter of 2022, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock upon vesting. The number of shares earned could range between 0% and 200% of the target amount depending upon performance achieved over a three-year vesting period. The performance conditions of the award include adjusted earnings before interest, taxes, depreciation, and amortization ("Adjusted EBITDA") targets and total shareholder return ("TSR") of the Company’s common stock relative to a select group of peer companies. A Monte Carlo valuation model was used to determine the fair value of the awards. The TSR performance metric is a market condition. Therefore, fair value of the awards is fixed at the measurement date and is not revised based on actual performance. The number of shares that are expected to vest will change based on estimates of the Company’s Adjusted EBITDA performance in relation to the pre-established targets. The 2022 target grant currently corresponds to approximately 1.8 million shares, with a grant-date fair value of $3.97 per share. As of April 30, 2022, $12.4 million of total unrecognized compensation cost is expected to be recognized on performance-based restricted stock units over a remaining weighted-average period of 2.4 years.

EXPRESS, INC. | Q1 2022 Form 10-Q | 20

Cash-Settled Awards
Time-Based Cash-Settled Awards
During the first quarter of 2022, the Company granted time-based cash-settled awards to employees that vest ratably over three years. These awards are classified as liabilities and do not vary based on changes in the Company's stock price or performance. The expense related to these awards will be accrued using a straight-line method over this vesting period. As of April 30, 2022, $18.3 million of total unrecognized compensation cost is expected to be recognized on cash-settled awards over a remaining weighted-average period of 1.8 years.

Performance-Based Cash-Settled Awards
In March 2020, the Company granted performance-based cash-settled awards to a limited number of senior executive-level employees. Due to the significant disruption caused by the COVID-19 pandemic on the Company’s business operations, as well as its adverse impact on consumer confidence and demand, the Committee delayed setting performance targets for the 2020 long-term performance-based awards until February 2021. While the 2020 long-term performance awards remain subject to a three-year vesting cliff, these awards are subject to a two-year performance period instead of a three-year performance period. These awards are classified as liabilities, with the amount to be paid out estimated each reporting period. Expense is being recognized in proportion to the completed requisite period up until date of settlement. The amount of cash earned could range between 0% and 200% of the target amount depending upon performance achieved over a two-year performance period commencing on the first day of the Company’s 2021 fiscal year and ending on the last day of the Company’s 2022 fiscal year. The performance condition of the award is Adjusted EBITDA. The amount of cash earned will change based on estimates of the Company’s Adjusted EBITDA performance in relation to the pre-established targets. As of April 30, 2022, $4.7 million of total unrecognized compensation cost is expected to be recognized on performance-based cash-settled awards over a remaining weighted-average period of 1.0 year.

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
The Company is vigorously defending itself against the unresolved claims and, as of April 30, 2022, the Company's unaudited Consolidated Balance Sheet includes an estimated liability based on its best estimate of the outcome of the unresolved matters.
The Company is subject to various other claims and contingencies arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

EXPRESS, INC. | Q1 2022 Form 10-Q | 21

NOTE 10 | STOCKHOLDERS' EQUITY
Share Repurchase Programs
On November 28, 2017, the Company's Board of Directors ("Board") approved a share repurchase program that authorizes the Company to repurchase up to $150.0 million of the Company’s outstanding common stock using available cash (the "Repurchase Program"). The Company may repurchase shares on the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Exchange Act of 1934. The timing and amount of stock repurchases will depend on a variety of factors, including business and market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified, or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the program. During the thirteen weeks ended April 30, 2022 and May 1, 2021, the Company did not repurchase shares of its common stock. As of April 30, 2022, the Company had approximately $34.2 million remaining under this authorization.
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

During the thirteen weeks ended April 30, 2022, the Company did not sell any shares under the Sales Agreement. The Company intends to use net proceeds, if any, from the sale of the common stock pursuant to the Sales Agreement for general corporate purposes, which may include investments in working capital, or capital expenditures, including the acceleration of investments to grow and enhance its eCommerce channel and omni-channel assets, the repayment of indebtedness, and other investments.
EXPRESS, INC. | Q1 2022 Form 10-Q | 22

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of the Company as of the dates and for the periods presented below. The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended January 29, 2022 ("Annual Report") and our unaudited Consolidated Financial Statements and the related Notes included in Item 1 of this Quarterly Report on Form 10-Q ("Quarterly Report"). This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors. See “Forward-Looking Statements.”

All references herein to “the first quarter of 2022” and “the first quarter of 2021” represent the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively.

Our management's discussion and analysis of financial condition and results of operations is presented in the following sections:

\

OVERVIEW
Express is a modern, multichannel apparel and accessories brand grounded in versatility, guided by its purpose - We Create Confidence. We Inspire Self-Expression. - and powered by a styling community. Launched in 1980 with the idea that style, quality and value should all be found in one place, Express has been a part of some of the most important and culture-defining fashion trends. The Express Edit design philosophy ensures that the brand is always ‘of the now’ so people can get dressed for every day and any occasion knowing that Express can help them look the way they want to look and feel the way they want to feel. We operate 561 retail and factory outlet stores in the United States and Puerto Rico, the express.com online store and the Express mobile app.

\

COVID-19 PANDEMIC AND OTHER TRENDS
In March 2020, the World Health Organization declared the novel strain of coronavirus ("COVID-19") a global pandemic and recommended containment and mitigation measures. Our business operations and financial performance have been materially impacted by the COVID-19 pandemic. Due to the continued evolution of the pandemic, we continue to see certain disruptions and volatility in our business. While trends in new cases of COVID-19 in the United States improved during the first quarter of fiscal 2022 compared to the fourth quarter of fiscal 2021, caseloads have been increasing recently in many parts of the country and we cannot reasonably estimate the extent to which our business will continue to be affected by the COVID-19 pandemic.
Additionally, the COVID-19 pandemic, as well as rising inflationary pressures and recent geopolitical conditions, including impacts from the ongoing conflict between Russia and Ukraine and increased tensions between China and Taiwan, have all contributed to disruptions and rising costs to global supply chains. Although we have successfully managed these challenges thus far, our ability to continue to replenish our inventory to meet continued levels of consumer demand could be impacted by further delays or disruptions. We expect these impacts to
EXPRESS, INC. | Q1 2022 Form 10-Q | 23

continue for as long as the global supply chain is experiencing these challenges. For additional information regarding risks related to the COVID-19 pandemic and these related operational and industry risks, see “Item 1A. Risk Factors: Operational and Industry Risk Factors” in our Annual Report.

FINANCIAL DETAILS FOR THE FIRST QUARTER OF 2022

•Net sales increased 30% to $450.8 million
•Comparable sales increased 31%
•Comparable retail sales (includes both retail stores and eCommerce sales) increased 32%
•Comparable outlet sales increased 30%
•Gross margin percentage increased 640 basis points to 29.2%
•Operating loss decreased $31.5 million to a loss of $9.1 million
•Net loss decreased $33.8 million to a loss of $11.9 million
•Diluted earnings per share increased $0.52 to a loss of $0.18

The following charts show key performance metrics for the first quarter of 2022 compared to the first quarter of 2021.

EXPRESS, INC. | Q1 2022 Form 10-Q | 24

OUTLOOK & FIRST QUARTER UPDATE
Our first quarter 2022 results delivered positive comparable sales of 31%, double-digit positive comparable sales in every major category and every channel, and we recorded the highest number of active loyalty program members in our history. We have made significant progress against each one of the four foundational pillars of our EXPRESSway Forward strategy.
The following defines each pillar of the EXPRESSway Forward strategy and provides an update on each priority:

PRODUCT	BRAND	CUSTOMER	EXECUTION
Product
We set out to bring greater balance and versatility to our assortments reflecting a more modern approach to building a wardrobe. Our Express Edit design and merchandising philosophy is working. We are winning in the classifications we've long been known for and gaining market share in some of the most significant, volume-driving categories. We achieved double-digit positive comps in every major category.

Express customers appreciate and respond to newness, so we deliver new floorsets each month and have a consistent flow of fashion and core product throughout the year.

We achieved improved performance in key areas, including our men’s business in total, men’s suits, men’s polos, women’s jackets, and women's and men's denim.

"Modern tailoring" continues its resurgence, with women’s jackets and men’s suits being particularly strong. Denim grew driven by assortments that include a wide variety of fits, leg shape, innovative fabrics, colors and washes. The Express Essentials Body Contour women’s collection delivered its best-ever quarter.
Brand
Express is transforming from being known as a store in the mall to a brand with a purpose, powered by a styling community. We have created a compelling brand purpose: “We create confidence. We inspire self-expression. And we do it by editing the best of now for real life versatility.”

The Express styling community is an authentic way to bring our brand purpose to life. Members of the Express styling community - customers, associates, Style Editors, content creators, influencers, and brand partners - interact with each other in the physical and digital worlds. Building, activating, and amplifying this styling community is one of our key 2022 priorities.

Our stores are the place where our community comes together. We host in-store events and simultaneously stream some of them online. These events broaden the reach of our brand purpose through the participants’ social media and drive video views across all social platforms. We are reimagining the customer experience through a pilot program in select stores, and renovating and refreshing a number of stores to elevate the customer experience and present a more consistent brand identity across the fleet.

Customer
We are successfully engaging existing customers and acquiring new ones. Our Express Insider loyalty program brought in over three million new customers since its relaunch in the first quarter of 2021. We ended the first quarter of 2022 with the highest number of active loyalty members in our history.
Execution
Solid execution contributed to achieving double-digit positive comparable sales across all channels.

Sales grew in our eCommerce channel. We introduced enhancements to our online checkout process, improved our buy-online-pick-up-in-store experience and in the coming months we will enhance personalization and make the checkout experience more streamlined.
EXPRESS, INC. | Q1 2022 Form 10-Q | 25

Our retail stores achieved increased comparable sales in the first quarter of 2022 and our new Express Edit stores continue to acquire new customers, reactivate lapsed customers, and sign up loyalty at higher rates than the balance of our fleet. Our outlet channel also delivered increased comparable sales in the first quarter of 2022.

EXPRESS, INC. | Q1 2022 Form 10-Q | 26

HOW WE ASSESS THE PERFORMANCE OF OUR BUSINESS
In assessing the performance of our business, we consider a variety of performance and financial measures. These key measures include net sales, comparable sales, eCommerce demand, transactions, cost of goods sold, buying and occupancy costs, gross profit/gross margin, and selling, general, and administrative expenses. The following table describes and discusses these measures.

Net Sales
Description
Revenue from the sale of merchandise, less returns and discounts, as well as shipping and handling revenue related to eCommerce, revenue from the rental of our LED sign in Times Square, gift card breakage and revenue earned from our private label credit card agreement.

Discussion
Our business is seasonal, and we have historically realized a higher portion of our net sales in the third and fourth quarters, due primarily to the impact of the holiday season. Generally, approximately 45% of our annual net sales occur in the Spring season (first and second quarters) and 55% occur in the Fall season (third and fourth quarters).

Comparable Sales
Description
Comparable sales is a measure of the amount of sales generated in a period relative to the amount of sales generated in the comparable prior year period. Comparable sales for the first quarter of 2022 was calculated using the thirteen weeks ended April 30, 2022 as compared to the thirteen weeks ended May 1, 2021.

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
EXPRESS, INC. | Q1 2022 Form 10-Q | 27

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

Gross Profit/Gross Margin
Description
Gross profit is net sales minus cost of goods sold, buying and occupancy costs. Gross margin measures gross profit as a percentage of net sales.

Discussion
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
EXPRESS, INC. | Q1 2022 Form 10-Q | 28

RESULTS OF OPERATIONS
The First Quarter of 2022 compared to the First Quarter of 2021
Net Sales

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Net sales (in thousands)	$450,785	$345,759
Comparable retail sales	32%	11%
Comparable outlet sales	30%	(19)%
Total comparable sales percentage change	31%	5%
Gross square footage at end of period (in thousands)	4,664	4,760
Number of:
Stores open at beginning of period	561	570
New retail stores	—	—
New outlet stores	—	—
New Express Edit stores	1	1
New UpWest stores	3	1
Closed stores	(4)	(9)
Stores open at end of period	561	563
Net sales in the first quarter of 2022 increased approximately $105.0 million compared to the first quarter of 2021. The increase in sales was primarily attributed to our product and brand strategies resonating with our customers coupled with the continued recovery of our business from the impacts of the COVID-19 pandemic, as compared to the first quarter of 2021 which continued to be negatively impacted by COVID-19.
Gross Profit
The following table shows cost of goods sold, buying and occupancy costs, gross profit in dollars, and gross margin percentage for the stated periods:

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$319,285	$266,955
Gross profit	$131,500	$78,804
Gross margin percentage	29.2%	22.8%
The 640 basis point increase in gross margin percentage, or gross profit as a percentage of net sales, in the first quarter of 2022 compared to the first quarter of 2021 was comprised of an increase in merchandise margin of 20 basis points and a decrease in buying and occupancy costs as a percentage of net sales of 620 basis points. The increase in merchandise margin was primarily driven by positive customer response to our product, higher full-priced selling and a significant reduction in promotional activity. The improvement was achieved despite the negative impact associated with ongoing supply chain challenges. The improvement in buying and occupancy leverage was driven by the sales increase.
EXPRESS, INC. | Q1 2022 Form 10-Q | 29

Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
	(in thousands, except percentages)
Selling, general, and administrative expenses	$141,093	$119,393
Selling, general, and administrative expenses, as a percentage of net sales	31.3%	34.5%
The $21.7 million increase in selling, general, and administrative expenses in the first quarter of 2022 as compared to the first quarter of 2021 was primarily driven by an increase in variable costs due to the sales increase, store payroll nearing pre-pandemic levels, incremental investments in marketing, higher labor costs and general inflationary pressures.
Interest Expense, Net
The following table shows interest expense in dollars for the stated periods:

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
	(in thousands)
Interest expense, net	$3,494	$5,252
The $1.8 million decrease in interest expense in the first quarter of 2022 as compared to the first quarter of 2021 was the result of lower overall borrowing levels under our Amended Revolving Credit Facility and Term Loan Facility, which bear interest at variable rates. In addition, the first quarter of 2021 included higher amortization costs associated with our delayed draw term loan facility. Refer to Note 7 in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion regarding our borrowings during the thirteen weeks ended April 30, 2022.
Income Tax Benefit
The following table shows income tax benefit in dollars for the stated periods:

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
	(in thousands)
Income tax benefit	$(483)	$(84)
The effective tax rate was 3.9% and 0.2% for the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively. The effective tax rate for the thirteen weeks ended April 30, 2022 reflects the impact of non-deductible executive compensation and the recording of an additional valuation allowance of $5.0 million against current year losses. The effective tax rate for the thirteen weeks ended May 1, 2021 reflects the impact of recording an additional valuation allowance of $10.0 million against current year losses.
Operating Loss, Net Loss, Diluted Earnings Per Share and EBITDA
Included in the table below is operating loss, net loss, diluted earnings per share and earnings before interest, taxes, depreciation, and amortization ("EBITDA") for the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively. We supplement the reporting of our financial information determined under United States generally accepted accounting principles ("GAAP") with certain non-GAAP financial measures: adjusted operating loss, adjusted net loss, adjusted diluted earnings per share and EBITDA. The following table presents these financial measures, each a non-GAAP financial measure, for the stated periods which eliminate certain non-core operating costs:
EXPRESS, INC. | Q1 2022 Form 10-Q | 30

	Thirteen Weeks Ended
	April 30, 2022		May 1, 2021
	(in thousands, except per share amounts)
Operating loss	$(9,103)		$(40,556)
Adjusted operating loss (Non-GAAP)	$(9,103)	*	$(40,556)	*
Net loss	$(11,914)		$(45,724)
Adjusted net loss (Non-GAAP)	$(6,961)		$(35,747)
Diluted earnings per share	$(0.18)		$(0.70)
Adjusted diluted earnings per share (Non-GAAP)	$(0.10)		$(0.55)
EBITDA (Non-GAAP)	$5,833		$(23,802)
* No adjustments were made to operating loss for the thirteen weeks ended April 30, 2022 and May 1, 2021.

Adjusted Operating Loss, Net Loss and Adjusted Diluted Earnings Per Share
Adjusted net loss, adjusted operating loss, and adjusted diluted earnings per share are adjusted for certain non-recurring items that we do not believe are directly related to our underlying operations and may not be indicative of recurring business operations.
How These Measures Are Useful
We believe that these non-GAAP measures provide additional useful information to assist stockholders in understanding our financial results and assessing its prospects for future performance. Management believes adjusted net loss, adjusted operating loss, and adjusted diluted earnings per share are important indicators of our business performance because they exclude items that may not be indicative of, or are unrelated to, our underlying operating results, and may provide a better baseline for analyzing trends in the business.

Limitations of the Usefulness of These Measures
Because non-GAAP financial measures are not standardized, adjusted net loss, adjusted operating loss, and adjusted diluted earnings per share may differ from similarly titled measures used by other companies due to different methods of calculation. These adjusted financial measures should not be considered in isolation or as a substitute for reported net loss, operating loss, or diluted earnings per share. These non-GAAP financial measures reflect an additional way of viewing our operations that, when viewed with the GAAP results provide a more complete understanding of our business. A reconciliation to the most directly comparable GAAP measure are set forth below:

	Thirteen Weeks Ended April 30, 2022
(in thousands, except per share amounts)	Operating Loss	Income Tax Impact	Net Loss	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$(9,103)		$(11,914)	$(0.18)	67,211
Valuation allowance on deferred taxes (a)	—	4,953	4,953	0.08
Adjusted Non-GAAP Measure	$(9,103)		$(6,961)	$(0.10)
a.Valuation allowance provided against 2022 losses.

	Thirteen Weeks Ended May 1, 2021
(in thousands, except per share amounts)	Operating Loss	Income Tax Impact	Net Loss	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$(40,556)		$(45,724)	$(0.70)	65,200
Valuation allowance on deferred taxes (a)	—	9,977	9,977	0.15
Adjusted Non-GAAP Measure	$(40,556)		$(35,747)	$(0.55)
a.Valuation allowance provided against 2021 losses.
EXPRESS, INC. | Q1 2022 Form 10-Q | 31

EBITDA
EBITDA is defined as net loss before interest expense (net of interest income), income tax benefit and depreciation and amortization expense.
How These Measures Are Useful
When used in conjunction with GAAP financial measures, EBITDA is a supplemental measure of operating performance that we believe is a useful measure to facilitate comparisons to historical performance. EBITDA is used as a performance measure in our long-term executive compensation program for purposes of determining the number of equity awards that are ultimately earned and is also a metric used in our short-term cash incentive compensation plan.

Limitations of the Usefulness of These Measures
Because non-GAAP financial measures are not standardized, EBITDA may differ from similarly titled measures used by other companies due to different methods of calculation. Presentation of EBITDA is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP. EBITDA excludes certain normal recurring expenses. Therefore, these measures may not provide a complete understanding of our performance and should be reviewed in conjunction with the GAAP financial measures. A reconciliation of EBITDA to the most directly comparable GAAP measures, is set forth below.

	Thirteen Weeks Ended
(in thousands)	April 30, 2022	May 1, 2021
Net loss	$(11,914)	$(45,724)
Interest expense, net	3,494	5,252
Income tax benefit	(483)	(84)
Depreciation and amortization	14,736	16,754
EBITDA (Non-GAAP Measure)	$5,833	$(23,802)

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

Based upon the sales and results of operations seen during the thirteen weeks ended April 30, 2022, as well as the availability of additional liquidity under the Amended Revolving Credit Facility, and expense control and other measures taken to date, our liquidity position has improved significantly. We continue to be in compliance with the financial covenants under our Amended Revolving Credit Facility and Term Loan Facility and plan to continue our cost reduction measures taken to date, and we are forecasting continued strength in both sales and profitability for the remainder of 2022. We believe this will result in sufficient cash flows to support our ongoing operations and to meet our covenant requirements under the Amended Revolving Credit Facility and Term Loan Facility for one year following the date that these unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report are issued and beyond.

To fund our normal working capital requirements we will continue to utilize our Amended Revolving Credit Facility and have $95.6 million outstanding under our Term Loan Facility including $6.7 million outstanding that will be repaid upon receipt of the CARES Act receivable. We have (and in the future may continue to have) a negative working capital balance. Our current liabilities include current operating lease liabilities, for which the corresponding operating right of use assets are recorded as non-current on our unaudited Consolidated Balance Sheets. However, the cash collected from our sales is typically collected before payment is due on our current liabilities. The Amended Revolving Credit Facility and the Term Loan Facility contain certain affirmative and negative covenants. Refer to Note 7 of our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-
EXPRESS, INC. | Q1 2022 Form 10-Q | 32

Q for additional information on our Amended Revolving Credit Facility and Term Loan Facility.

Analysis of Cash Flows
A summary of cash provided by or used in operating, investing, and financing activities is shown in the following table:

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
	(in thousands)
Used in operating activities	$(75,879)	$(1,580)
Used in investing activities	(5,142)	(3,562)
Provided by financing activities	76,985	33,340
(Decrease)/Increase in cash and cash equivalents	(4,036)	28,198
Cash and cash equivalents at end of period	$37,140	$84,072
Operating Activities
Our business relies on cash flows from operations as our primary source of liquidity, with the majority of those cash flows being generated in the fourth quarter of the year. Our primary operating cash needs are for merchandise inventories, payroll, store rent and marketing. For the thirteen weeks ended April 30, 2022, our cash flows used in operating activities were $75.9 million compared to $1.6 million used in operating activities for the thirteen weeks ended May 1, 2021. This $74.3 million decrease in cash flows from operating activities for the thirteen weeks ended April 30, 2022 as compared to the same period in 2021 was primarily driven by changes in working capital offset by a decrease in net loss of $33.8 million compared to the first quarter of 2021. The changes in working capital were primarily driven by a decrease in accounts payable due to the payment of inventory related amounts on the unaudited Consolidated Balance Sheets at January 29, 2022. Operating cash flows for the thirteen weeks ended May 1, 2021 were positively impacted by the receipt of approximately $15.4 million of CARES Act receivable.
Investing Activities
We also use cash for investing activities. Our capital expenditures consist primarily of new and remodeled store construction and fixtures and investments in information technology. We had capital expenditures of approximately $5.1 million and $3.6 million for the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively. The $1.6 million increase in investing activities was primarily driven by investments in information technology to support our strategic business initiatives. We expect capital expenditures for the remainder of 2022 to be approximately $50.0 million, primarily driven by new and remodeled store construction and investments in information technology.
Financing Activities
Credit Facilities
During the first quarter of 2022 we borrowed a net additional $80.0 million on our Amended Revolving Credit Facility to fund normal working capital needs. In addition, we made a $1.1 million mandatory repayment on our $90.0 million FILO Term Loan.
As of April 30, 2022, the net amount outstanding under our facilities was $208.0 million, of which $4.5 million is classified as short-term debt and $203.5 million is classified as long-term debt on the unaudited Consolidated Balance Sheet, net of unamortized costs, and approximately $65.8 million was available for borrowing under our Amended Revolving Credit Facility subject to certain borrowing base limitations and after outstanding letters of credit in the amount of $34.6 million, primarily related to our third party logistics contract. Refer to Note 7 of our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our Amended Revolving Credit Facility and Term Loan Facility.
Share Repurchases
On November 28, 2017, the Board approved a share repurchase program that authorizes us to repurchase up to $150.0 million of our outstanding common stock using available cash. During the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively, we did not repurchase shares under the stock repurchase program.

EXPRESS, INC. | Q1 2022 Form 10-Q | 33

ATM Equity Offering Sales Agreement
On June 3, 2021, we entered into an ATM Equity Offering Sales Agreement (the “Sales Agreement”) with BofA Securities, Inc. (“BofA”), as the sales agent to sell up to 15.0 million shares of our common stock, par value $0.01 per share, through an “at-the-market” offering program. Such shares are issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-253368) filed with the SEC on April 6, 2021. During the thirteen weeks ended April 30, 2022, we did not sell any shares under the Sales Agreement. We intend to use net proceeds, if any, from the sale of the common stock pursuant to the Sales Agreement for general corporate purposes, which may include investments in working capital, or capital expenditures, including the acceleration of investments to grow and enhance our eCommerce channel and omni-channel assets, the repayment of indebtedness, and other investments.

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

As of April 30, 2022, we had approximately $115.0 million in borrowings outstanding under our Amended Revolving Credit Facility and approximately $95.6 million in borrowings outstanding under our Term Loan Facility. Based on the levels of borrowings under our credit facilities at April 30, 2022, we estimate that a 100 basis point increase or decrease in underlying interest rates would increase or decrease annual interest expense by approximately $2.1 million. This hypothetical analysis may differ from the actual change in interest expense due to potential changes in interest rates or gross borrowings outstanding under our credit facilities. The expected transition from the widespread use of LIBOR rate to alternative rates over the next several years is not expected to have a material impact on interest expense on borrowings outstanding under our credit facilities.

With the exception of the changes in the levels of borrowings under our Amended Revolving Credit Facility and Term Loan Facility, discussed in Note 7 of our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report, there have been no material changes in our quantitative and qualitative market risks from those disclosed in our Annual Report.

EXPRESS, INC. | Q1 2022 Form 10-Q | 34

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 30, 2022.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the first quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
Information relating to legal proceedings is set forth in Note 9 to our unaudited Consolidated Financial Statements included in Part I of this Quarterly Report and is incorporated herein by reference.

ITEM 1A. RISK FACTORS.
In addition to the other information set forth in this Quarterly Report, careful consideration should be given to the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report, any of which could materially affect our business, operations, financial position, stock price, or future results. The risks described herein and in our Annual Report, are important to an understanding of the statements made in this Quarterly Report, in our other filings with the SEC, and in any other discussion of our business. These risk factors, which contain forward-looking information, should be read in conjunction with “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the unaudited Consolidated Financial Statements and related Notes included in this Quarterly Report. There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended January 29, 2022.

EXPRESS, INC. | Q1 2022 Form 10-Q | 35

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding the purchase of shares of our common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during each month of the quarterly period ended April 30, 2022:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs(2)
	(in thousands, except per share amounts)
January 30, 2022 - February 26, 2022	3	$4.52	—	$34,215
February 27, 2022 - April 2, 2022	1	$3.36	—	$34,215
April 3, 2022 - April 30, 2022	566	$3.31	—	$34,215
Total	570		—

1.Represents shares purchased in connection with employee tax withholding obligations under the Second Amended and Restated Express, Inc. 2018 Incentive Compensation Plan (the “2018 Plan”). Refer to Note 8 of our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further details of the 2018 Plan.
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
None.
EXPRESS, INC. | Q1 2022 Form 10-Q | 36

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

EXPRESS, INC. | Q1 2022 Form 10-Q | 37

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	June 8, 2022	EXPRESS, INC.

		By:	/s/ Jason Judd
Jason Judd
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXPRESS, INC. | Q1 2022 Form 10-Q | 38