Form 10-Q
period 2022-07-30
EXPRESS, INC.
filed 2022-09-08
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock was 68,247,093 as of August 27, 2022.
EXPRESS, INC. | Q2 2022 Form 10-Q | 1

EXPRESS, INC.

EXPRESS, INC. | Q2 2022 Form 10-Q | 2

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

Operational and Industry Risks

▪general economic conditions and changes in consumer spending, including as a result of recent recessionary and inflationary pressures;
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
▪difficulties associated with our third-party owned distribution facilities;
▪natural disasters, extreme weather, public health issues, including pandemics, fire, and other events that cause business interruption; and
▪our reliance on third parties to provide us with certain key services for our business.

Strategic Risks

▪our ability to identify and respond to new and changing fashion trends, customer preferences, and other related factors including selling through inventory at an appropriate price;
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
EXPRESS, INC. | Q2 2022 Form 10-Q | 3

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
EXPRESS, INC. | Q2 2022 Form 10-Q | 4

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS.
EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts) (Unaudited)

	July 30, 2022	January 29, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$37,667	$41,176
Receivables, net	11,924	11,744
Income tax receivable	2,229	53,665
Inventories	346,229	358,795
Prepaid rent	6,321	5,602
Other	22,628	19,755
Total current assets	426,998	490,737

Right of Use Asset, Net	546,259	615,462

Property and Equipment	989,088	975,802
Less: accumulated depreciation	(856,324)	(827,820)
Property and equipment, net	132,764	147,982

Non-Current Income Tax Receivable	52,278	—
Other Assets	4,656	5,273
TOTAL ASSETS	$1,162,955	$1,259,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term lease liability	$190,324	$196,628
Accounts payable	166,378	231,974
Deferred revenue	31,632	35,985
Short-term debt	4,500	11,216
Accrued expenses	106,087	110,850
Total current liabilities	498,921	586,653

Long-Term Lease Liability	456,661	536,905
Long-Term Debt	197,673	117,581
Other Long-Term Liabilities	10,213	17,007
Total Liabilities	1,163,468	1,258,146

Commitments and Contingencies (Note 9)

Stockholders’ Equity:
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 93,632 shares and 93,632 shares issued at July 30, 2022 and January 29, 2022, respectively, and 68,245 shares and 67,072 shares outstanding at July 30, 2022 and January 29, 2022, respectively	936	936
Additional paid-in capital	219,417	220,078
Retained earnings	58,245	77,093
Treasury stock – at average cost; 25,387 shares and 26,560 shares at July 30, 2022 and January 29, 2022, respectively	(279,111)	(296,799)
Total stockholders’ (deficit)/equity	(513)	1,308
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,162,955	$1,259,454
See Notes to Unaudited Consolidated Financial Statements.
EXPRESS, INC. | Q2 2022 Form 10-Q | 5

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts) (Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net Sales	$464,919	$457,627	$915,704	$803,386
Cost of Goods Sold, Buying and Occupancy Costs	311,218	308,320	630,503	575,275
GROSS PROFIT	153,701	149,307	285,201	228,111
Operating Expenses:
Selling, general, and administrative expenses	143,278	134,562	284,371	253,955
Other operating expense/(income), net	11	(31)	(479)	(64)
TOTAL OPERATING EXPENSES	143,289	134,531	283,892	253,891

OPERATING INCOME/(LOSS)	10,412	14,776	1,309	(25,780)
Interest Expense, Net	3,800	4,115	7,294	9,367
Other Income, Net	(676)	—	(876)	—
INCOME/(LOSS) BEFORE INCOME TAXES	7,288	10,661	(5,109)	(35,147)
Income Tax Expense/(Benefit)	252	22	(231)	(62)
NET INCOME/(LOSS)	$7,036	$10,639	$(4,878)	$(35,085)

COMPREHENSIVE INCOME/(LOSS)	$7,036	$10,639	$(4,878)	$(35,085)

EARNINGS PER SHARE:
Basic	$0.10	$0.16	$(0.07)	$(0.53)
Diluted	$0.10	$0.15	$(0.07)	$(0.53)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	68,150	66,527	67,681	65,863
Diluted	68,747	69,565	67,681	65,863
See Notes to Unaudited Consolidated Financial Statements.
EXPRESS, INC. | Q2 2022 Form 10-Q | 6

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in Thousands) (Unaudited)

	Common Stock					Treasury Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	At Average Cost	Total
BALANCE, January 29, 2022	67,072	$936	$220,078	$77,093	$—	26,560	$(296,799)	$1,308
Net loss	—	—	—	(11,914)	—	—	—	(11,914)
Exercise of stock options and restricted stock	1,520	—	(5,038)	(11,935)	—	(1,520)	16,973	—
Share-based compensation	—	—	2,393	—	—	—	—	2,393
Repurchase of common stock	(570)	—	—	—	—	570	(1,890)	(1,890)
BALANCE, April 30, 2022	68,022	$936	$217,433	$53,244	$—	25,610	$(281,716)	$(10,103)
Net income	—	—	—	7,036	—	—	—	7,036
Exercise of stock options and restricted stock	242	—	(636)	(2,035)	—	(242)	2,671	—
Share-based compensation	—	—	2,620	—	—	—	—	2,620
Repurchase of common stock	(19)	—	—	—	—	19	(66)	(66)
BALANCE, July 30, 2022	68,245	$936	$219,417	$58,245	$—	25,387	$(279,111)	$(513)

	Common Stock					Treasury Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	At Average Cost	Total
BALANCE, January 30, 2021	64,971	$936	$222,141	$114,732	$—	28,661	$(328,120)	$9,689
Net loss	—	—	—	(45,724)	—	—	—	(45,724)
Exercise of stock options and restricted stock	1,934	—	(6,477)	(15,659)	—	(1,934)	22,136	—
Share-based compensation	—	—	2,523	—	—	—	—	2,523
Repurchase of common stock	(647)	—	—	—	—	647	(2,167)	(2,167)
BALANCE, May 1, 2021	66,258	$936	$218,187	$53,349	$—	27,374	$(308,151)	$(35,679)
Net income	—	—	—	10,639	—	—	—	10,639
Exercise of stock options and restricted stock	998	—	(4,659)	(6,566)	—	(998)	11,225	—
Share-based compensation	—	—	2,881	—	—	—	—	2,881
Repurchase of common stock	(284)	—	—	—	—	284	(1,335)	(1,335)
BALANCE, July 31, 2021	66,972	$936	$216,409	$57,422	$—	26,660	$(298,261)	$(23,494)
See Notes to Unaudited Consolidated Financial Statements.
EXPRESS, INC. | Q2 2022 Form 10-Q | 7

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands) (Unaudited)

	Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,878)	$(35,085)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	30,088	35,866
Loss on disposal of property and equipment	21	—
Share-based compensation	5,013	5,404
Landlord allowance amortization	(234)	(172)
Changes in operating assets and liabilities:
Receivables, net	(180)	4,086
Income tax receivable	(842)	57,450
Inventories	12,566	(2,233)
Accounts payable, deferred revenue, and accrued expenses	(76,673)	(12,896)
Other assets and liabilities	(25,690)	15,171
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(60,809)	67,591

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,494)	(10,558)
NET CASH USED IN INVESTING ACTIVITIES	(13,494)	(10,558)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under the revolving credit facility	144,000	38,000
Repayment of borrowings under the revolving credit facility	(69,000)	(119,050)
Proceeds from borrowings under the term loan facility	—	50,000
Repayment of borrowings under the term loan facility	(2,250)	(43,263)
Repayments of financing arrangements	—	(769)
Costs incurred in connection with debt arrangements	—	(471)
Repurchase of common stock for tax withholding obligations	(1,956)	(3,502)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	70,794	(79,055)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,509)	(22,022)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	41,176	55,874
CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,667	$33,852
See Notes to Unaudited Consolidated Financial Statements.
EXPRESS, INC. | Q2 2022 Form 10-Q | 8

EXPRESS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

EXPRESS, INC. | Q2 2022 Form 10-Q | 9

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

The Company operates 564 retail and factory outlet stores in the United States and Puerto Rico, the express.com online store and the Express mobile app. Express is comprised of the brands Express and UpWest. As of July 30, 2022, Express operated 362 primarily mall-based retail stores in the United States and Puerto Rico as well as 202 factory outlet stores.

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

All references herein to “the second quarter of 2022” and “the second quarter of 2021” represent the thirteen weeks ended July 30, 2022 and July 31, 2021, respectively.
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
Segment Reporting
The Company defines an operating segment on the same basis that it uses to evaluate performance internally. The Company has determined that, together, its Chief Executive Officer and its President, Chief Operating Officer are the Chief Operating Decision Maker, and that there is one operating segment. Therefore, the Company reports results as a single segment, which includes the operation of its Express and UpWest brick-and-mortar retail and outlet stores and eCommerce operations.
EXPRESS, INC. | Q2 2022 Form 10-Q | 10

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

NOTE 2 | REVENUE RECOGNITION
The following is information regarding the Company’s major product categories and sales channels:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
	(in thousands)
Apparel	$416,942	$404,961	$818,228	$709,233
Accessories and other	35,700	40,896	71,178	73,119
Other revenue	12,277	11,770	26,298	21,034
Total net sales	$464,919	$457,627	$915,704	$803,386

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
	(in thousands)
Retail	$320,293	$315,836	$641,170	$562,067
Outlet	132,349	130,021	248,236	220,285
Other revenue	12,277	11,770	26,298	21,034
Total net sales	$464,919	$457,627	$915,704	$803,386
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
EXPRESS, INC. | Q2 2022 Form 10-Q | 11

point and certificate redemption rates based on historical experience. The loyalty liability is included in deferred revenue on the unaudited Consolidated Balance Sheets.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
	(in thousands)
Beginning balance loyalty deferred revenue	$9,356	$8,273	$10,918	$8,951
(Revenue recognized)/reduction in revenue	(602)	541	(2,164)	(137)
Ending balance loyalty deferred revenue	$8,754	$8,814	$8,754	$8,814
Sales Returns Reserve
The Company reduces net sales and provides a reserve for projected merchandise returns based on prior experience. Merchandise returns are often resalable merchandise and are refunded by issuing the same payment tender as the original purchase. The sales returns reserve was $9.9 million and $9.8 million as of July 30, 2022 and January 29, 2022, respectively, and is included in accrued expenses on the unaudited Consolidated Balance Sheets. The asset related to projected returned merchandise is included in other assets on the unaudited Consolidated Balance Sheets.
Gift Cards
The Company sells gift cards in its stores, on its eCommerce website, and through third parties. These gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The gift card liability balance was $22.8 million and $25.1 million, as of July 30, 2022 and January 29, 2022, respectively, and is included in deferred revenue on the unaudited Consolidated Balance Sheets. During the thirteen weeks ended July 30, 2022 and July 31, 2021, the Company recognized approximately $3.3 million and $3.1 million of revenue that was previously included in the beginning gift card contract liability, respectively. During the twenty-six weeks ended July 30, 2022 and July 31, 2021, the Company recognized approximately $7.5 million and $6.1 million of revenue that was previously included in the beginning gift card contract liability, respectively. The Company recognizes revenue from gift cards when they are redeemed by the customer. The Company also recognizes income on unredeemed gift cards, referred to as “gift card breakage.” Gift card breakage is recognized proportionately using a time-based attribution method from issuance of the gift card to the time when it can be determined that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. The gift card breakage rate is based on historical redemption patterns. Gift card breakage is included within the other revenue component of net sales in the unaudited Consolidated Statements of Income and Comprehensive Income.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
	(in thousands)
Beginning gift card liability	$23,288	$21,587	$25,066	$23,478
Issuances	6,530	5,761	12,613	9,839
Redemptions	(6,316)	(6,074)	(13,322)	(11,299)
Gift card breakage	(749)	(540)	(1,604)	(1,284)
Ending gift card liability	$22,753	$20,734	$22,753	$20,734
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
EXPRESS, INC. | Q2 2022 Form 10-Q | 12

Pursuant to the Card Agreement, the Company receives amounts from the Bank during the term based on a percentage of private label credit card sales and is also eligible to receive incentive payments for the achievement of certain performance targets. These funds are recorded within the other revenue component of net sales in the unaudited Consolidated Statements of Income and Comprehensive Income. The Company also receives reimbursement funds from the Bank for certain expenses the Company incurs. These reimbursement funds are used by the Company to fund marketing and other programs associated with the private label credit card. The reimbursement funds received related to private label credit cards are recorded within the other revenue component of net sales in the Consolidated Statements of Income and Comprehensive Income.

In connection with the Card Agreement, the Bank agreed to pay the Company a $20.0 million refundable payment which the Company recognized upon receipt as deferred revenue within other long-term liabilities in the Consolidated Balance Sheets and began to recognize into income on a straight-line basis commencing January of 2018. As of July 30, 2022, the deferred revenue balance of $7.0 million will be recognized over the remaining term of the amended Card Agreement within the other revenue component of net sales.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
	(in thousands)
Beginning balance refundable payment liability	$7,675	$10,553	$8,394	$11,272
Recognized in revenue	(720)	(720)	(1,439)	(1,439)
Ending balance refundable payment liability	$6,955	$9,833	$6,955	$9,833

NOTE 3 | EARNINGS PER SHARE
The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
	(in thousands)
Weighted-average shares - basic	68,150	66,527	67,681	65,863
Dilutive effect of stock options and restricted stock units	597	3,038	—	—
Weighted-average shares - diluted	68,747	69,565	67,681	65,863
Equity awards representing 3.4 million and 5.5 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen and twenty-six weeks ended July 30, 2022 respectively, as the inclusion of these awards would have been anti-dilutive. Equity awards representing 1.1 million and 8.8 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen and twenty-six weeks ended July 31, 2021 respectively, as the inclusion of these awards would have been anti-dilutive.
Additionally, for the thirteen weeks ended July 30, 2022, approximately 3.2 million shares were excluded from the computation of diluted weighted average shares because the number of shares that will ultimately be issued is contingent on the Company’s performance compared to pre-established performance goals which have not been achieved as of July 30, 2022.

EXPRESS, INC. | Q2 2022 Form 10-Q | 13

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
Financial Assets
As of July 30, 2022 and January 29, 2022 the Company did not have any Level 2 or 3 financial assets recorded on the unaudited Consolidated Balance Sheets.
The carrying amounts reflected on the unaudited Consolidated Balance Sheets for the remaining cash and cash equivalents, receivables, prepaid expenses, and payables as of July 30, 2022 and January 29, 2022 approximated their fair values.
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
During the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021, the Company did not recognize any impairment charges.

EXPRESS, INC. | Q2 2022 Form 10-Q | 14

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

The Company evaluates whether deferred tax assets are realizable on a quarterly basis. The Company considers all available positive and negative evidence, including past operating results and expectations of future operating income. Accordingly, the Company continues to maintain a full valuation allowance on deferred tax assets as of July 30, 2022.

The Company’s effective tax rate was 3.5% and 0.2% for the thirteen weeks ended July 30, 2022 and July 31, 2021, respectively. The effective tax rate for the thirteen weeks ended July 30, 2022 reflects the impact of non-deductible executive compensation, offset by a reversal of the valuation allowance against the Company's deferred tax assets. The effective tax rate for the thirteen weeks ended July 31, 2021 was driven by an improved full-year operational forecast, offset by a reduction to the valuation allowance needed for current year results.

The Company's unaudited Consolidated Balance Sheets as of July 30, 2022 and January 29, 2022 reflect $52.3 million of income tax receivable. The Company reclassified the receivable from current to non-current income tax receivable as of April 30, 2022 based on information received from the Internal Revenue Service ("IRS") during the thirteen weeks ended April 30, 2022 that indicated the receivable will not be collected in the next twelve months.

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

EXPRESS, INC. | Q2 2022 Form 10-Q | 15

Supplemental cash flow information related to leases is as follows:

	Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$127,071	$146,563
Right of use assets obtained in exchange for operating lease liabilities	$20,324	$41,951

NOTE 7 | DEBT
The following table summarizes the Company's outstanding debt as of the dates indicated:

	July 30, 2022	January 29, 2022
	(in thousands)
Term Loan Facility	$94,487	$96,737
Revolving Facility	110,000	35,000
Total outstanding borrowings	204,487	131,737
Less: unamortized debt issuance costs	(2,314)	(2,940)
Total debt, net	202,173	128,797
Less: current portion of long-term debt	4,500	11,216
Long-term debt, net	$197,673	$117,581

Outstanding letters of credit	$34,636	$34,636
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

As of July 30, 2022, the Company had $6.7 million in borrowings outstanding under the DDTL and $87.8 million in borrowings outstanding under the Term Loan Facility. The fair value of the $94.5 million total borrowings outstanding under the Term Loan Facility at July 30, 2022 was $93.3 million.

Amounts borrowed under the FILO Term Loan will be repaid in quarterly installments at a rate of 1.25% per quarter based on the original principal amount of the FILO Term Loan, commencing with the first quarter of 2022, during which we made a $1.1 million mandatory repayment. During the second quarter of 2022, we made an additional $1.1 million mandatory repayment. All remaining amounts of the Term Loan Facility outstanding on the maturity date will be paid in full on the maturity date, May 24, 2024. The Loan Parties must repay amounts incurred under the Term Loan Facility with net proceeds from the incurrence of certain additional debt, after payment in full and termination of the $250.0 million asset-based loan credit facility, when outstanding loans under the Term Loan Facility and asset-based loan credit facility exceed the aggregate borrowing base under the Term Loan Facility and asset-based loan credit facility, and, in the case of the DDTL only, with tax refund proceeds payable to the Company
EXPRESS, INC. | Q2 2022 Form 10-Q | 16

pursuant to the CARES Act. Voluntary prepayments under the Term Loan Facility are permitted at any time upon proper notice and subject to minimum dollar amounts and, in certain instances, a prepayment fee.

Amounts borrowed under the Term Loan Facility bear interest at a variable rate indexed to LIBOR plus a pricing margin ranging from 7.00% to 8.25% per annum, as determined in accordance with the provisions of the Term Loan Facility based on EBITDA (as defined below), as of any date of determination, for the most recently ended twelve month period. Interest payments under the Term Loan Facility are due on the first day of each calendar month. As of July 30, 2022 the interest rate on the outstanding FILO Term Loan was 10.3%.

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

The Company recorded deferred financing costs associated with the issuance of the Term Loan Facility. The unamortized balance is $2.3 million as of July 30, 2022. These costs will be amortized over the respective contractual terms of the Term Loan Facility or written off ratably as the Term Loan Facility is extinguished. The Company’s Term Loan debt is presented on the Consolidated Balance Sheets, net of the unamortized fees.
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
EXPRESS, INC. | Q2 2022 Form 10-Q | 17

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

Under the Amended Revolving Credit Facility, revolving loans may be borrowed, repaid and reborrowed until May 24, 2024, at which time all amounts borrowed must be repaid. Borrowings under the Amended Revolving Credit Facility bear interest at variable rates that are indexed, at the Borrower’s option, to LIBOR or the base rate as defined in the credit agreement governing the asset-based loan credit facility, in each case plus a pricing margin. The pricing margin for LIBOR loans ranges from 2.00% to 2.25% per annum, and the pricing margin for base rate loans ranges from 1.00% to 1.25% per annum, in each case as determined in accordance with the provisions of the Amended Revolving Credit Facility based on average daily excess availability. The Amended Revolving Credit Facility has a maximum borrowing amount of $250.0 million, subject to a borrowing base which is calculated based on specified percentages of eligible inventory, credit card receivables and cash, less certain reserves. Commitment reductions and termination of the Amended Revolving Credit Facility prior to the maturity date is permitted, subject in certain instances to a prepayment fee. As of July 30, 2022, the interest rate on the outstanding borrowings of $110.0 million at LIBOR was approximately 3.4%.

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

As of July 30, 2022, the Company had $110.0 million in borrowings outstanding under the Amended Revolving Credit Facility and approximately $70.9 million remained available for borrowing under the Amended Revolving
EXPRESS, INC. | Q2 2022 Form 10-Q | 18

Credit Facility after giving effect to outstanding letters of credit in the amount of $34.6 million and subject to certain borrowing base limitations as further discussed above. The fair value of the Amended Revolving Credit Facility at July 30, 2022 was $107.5 million.

Letters of Credit
The Company may enter into various trade letters of credit ("trade LCs") in favor of certain vendors to secure merchandise. These trade LCs are issued for a defined period of time, for specific shipments, and generally expire three weeks after the merchandise shipment date. As of July 30, 2022 and January 29, 2022, there were no outstanding trade LCs. Additionally, the Company enters into stand-by letters of credit ("stand-by LCs") on an as-needed basis to secure payment obligations for third party logistic services, merchandise purchases, and other general and administrative expenses. As of July 30, 2022 and January 29, 2022, outstanding stand-by LCs totaled $34.6 million, respectively.

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

The following summarizes long-term incentive compensation expense:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
	(in thousands)
Restricted stock units	$1,084	$1,642	$2,277	$3,657
Stock options	88	250	175	550
Performance-based restricted stock units	1,448	989	2,561	1,197
Total share-based compensation	$2,620	$2,881	$5,013	$5,404
Cash-settled awards	3,425	3,097	6,145	4,639
Total long-term incentive compensation	$6,045	$5,978	$11,158	$10,043
The stock compensation related income tax benefit, excluding consideration of valuation allowances, recognized by the Company during the thirteen and twenty-six weeks ended July 30, 2022 was $0.2 million and $2.9 million, respectively. The stock compensation related income tax benefit, excluding consideration of valuation allowances, recognized by the Company during the thirteen and twenty-six weeks ended July 31, 2021 was $1.6 million and $3.6 million, respectively.
EXPRESS, INC. | Q2 2022 Form 10-Q | 19

The valuation allowances associated with these tax benefits were $0.2 million and $2.9 million for the thirteen and twenty-six weeks ended July 30, 2022, respectively. The valuation allowances associated with these tax benefits were $1.6 million and $3.6 million for the thirteen and twenty-six weeks ended July 31, 2021, respectively.
Equity Awards
Restricted Stock Units
During the twenty-six weeks ended July 30, 2022, the Company granted restricted stock units (“RSUs”) under the 2018 Plan. The fair value of RSUs is generally determined based on the Company’s closing stock price on the day prior to the grant date in accordance with the 2018 Plan. The RSUs granted in 2022 vest ratably over one year and the expense related to these RSUs will be recognized using the straight-line attribution method over this vesting period.

The Company’s activity with respect to RSUs, including awards with performance conditions granted prior to 2018, for the twenty-six weeks ended July 30, 2022 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value Per Share
	(in thousands, except per share amounts)
Unvested - January 29, 2022	3,561	$2.55
Granted	308	$2.76
Vested	(1,762)	$2.81
Forfeited	(136)	$2.67
Unvested - July 30, 2022	1,971	$2.34
The total fair value of RSUs that vested during the twenty-six weeks ended July 30, 2022 and July 31, 2021 was $4.9 million and $8.2 million, respectively. As of July 30, 2022, there was approximately $3.3 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a remaining weighted-average period of approximately 0.8 years.

Stock Options
The Company’s activity with respect to stock options during the twenty-six weeks ended July 30, 2022 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding - January 29, 2022	2,973	$5.39
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(113)	$19.06
Outstanding - July 30, 2022	2,860	$4.86	6.3	$—
Expected to vest at July 30, 2022	277	$2.60	7.0	$—
Exercisable at July 30, 2022	2,580	$5.10	6.2	$—
As of July 30, 2022, there was approximately $0.3 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a remaining weighted average period of approximately 1.0 year.

Performance-Based Restricted Stock Units
During the twenty-six weeks ended July 30, 2022, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the
EXPRESS, INC. | Q2 2022 Form 10-Q | 20

Company’s common stock upon vesting. The number of shares earned could range between 0% and 200% of the target amount depending upon performance achieved over a three-year vesting period. The performance conditions of the award include adjusted earnings before interest, taxes, depreciation, and amortization ("Adjusted EBITDA") targets and total shareholder return ("TSR") of the Company’s common stock relative to a select group of peer companies. A Monte Carlo valuation model was used to determine the fair value of the awards. The TSR performance metric is a market condition. Therefore, fair value of the awards is fixed at the measurement date and is not revised based on actual performance. The number of shares that are expected to vest will change based on estimates of the Company’s Adjusted EBITDA performance in relation to the pre-established targets. The 2022 target grant currently corresponds to approximately 1.9 million shares, with a grant-date fair value of $3.97 per share. As of July 30, 2022, $11.5 million of total unrecognized compensation cost is expected to be recognized on performance-based restricted stock units over a remaining weighted-average period of 2.2 years.

Cash-Settled Awards
Time-Based Cash-Settled Awards
During the twenty-six weeks ended July 30, 2022, the Company granted time-based cash-settled awards to employees that vest ratably over three years. These awards are classified as liabilities and do not vary based on changes in the Company's stock price or performance. The expense related to these awards will be accrued using a straight-line method over this vesting period. As of July 30, 2022, $16.7 million of total unrecognized compensation cost is expected to be recognized on cash-settled awards over a remaining weighted-average period of 1.6 years.

Performance-Based Cash-Settled Awards
In March 2020, the Company granted performance-based cash-settled awards to a limited number of senior executive-level employees. Due to the significant disruption caused by the COVID-19 pandemic on the Company’s business operations, as well as its adverse impact on consumer confidence and demand, the Committee delayed setting performance targets for the 2020 long-term performance-based awards until February 2021. While the 2020 long-term performance awards remain subject to a three-year vesting cliff, these awards are subject to a two-year performance period instead of a three-year performance period. These awards are classified as liabilities, with the amount to be paid out estimated each reporting period. Expense is being recognized in proportion to the completed requisite period up until date of settlement. The amount of cash earned could range between 0% and 200% of the target amount depending upon performance achieved over a two-year performance period commencing on the first day of the Company’s 2021 fiscal year and ending on the last day of the Company’s 2022 fiscal year. The performance condition of the award is Adjusted EBITDA. The amount of cash earned will change based on estimates of the Company’s Adjusted EBITDA performance in relation to the pre-established targets. As of July 30, 2022, $3.5 million of total unrecognized compensation cost is expected to be recognized on performance-based cash-settled awards over a remaining weighted-average period of 0.7 years.

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

On January 29, 2019, Mr. Jorge Chacon filed a second representative action in the Superior Court for the State of California for the County of Orange alleging violations of California state wage and hour statutes and other labor standard violations, which was removed to federal court by the Company and is now pending in the United States District Court for the Central District of California (the “District Court”). The lawsuit seeks unspecified monetary damages and attorneys' fees. In June 2021, a portion of Mr. Chacon’s claims in this action were certified as a class action. Plaintiff and the Company both filed Motions for Summary Judgment on February 28, 2022.
EXPRESS, INC. | Q2 2022 Form 10-Q | 21

In June 2022, as a result of a mediation process overseen by an independent mediator, the parties agreed, subject to approval by the District Court, to settle these matters for an amount not material to the Company. The proposed settlement will resolve the Chacon and Carr matters in their entirety and also provide for a broad release of claims asserted therein on behalf of the Company’s current and former employees in California for wage and hour violations.

As of July 30, 2022, the Company's unaudited Consolidated Balance Sheet includes an estimated liability based on its best estimate of the outcome of the unresolved matters.
The Company is subject to various other claims and contingencies arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

NOTE 10 | STOCKHOLDERS' EQUITY
Share Repurchase Programs
On November 28, 2017, the Company's Board of Directors ("Board") approved a share repurchase program that authorizes the Company to repurchase up to $150.0 million of the Company’s outstanding common stock using available cash (the "Repurchase Program"). The Company may repurchase shares on the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Exchange Act of 1934. The timing and amount of stock repurchases will depend on a variety of factors, including business and market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified, or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the program. During the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021, the Company did not repurchase shares of its common stock. As of July 30, 2022, the Company had approximately $34.2 million remaining under this authorization.
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

During the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021, the Company did not sell any shares under the Sales Agreement. The Company intends to use net proceeds, if any, from the sale of the common stock pursuant to the Sales Agreement for general corporate purposes, which may include investments in working capital, or capital expenditures, including the acceleration of investments to grow and enhance its eCommerce channel and omni-channel assets, the repayment of indebtedness, and other investments.
EXPRESS, INC. | Q2 2022 Form 10-Q | 22

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

All references herein to “the second quarter of 2022” and “the second quarter of 2021” represent the thirteen weeks ended July 30, 2022 and July 31, 2021, respectively.

Our management's discussion and analysis of financial condition and results of operations is presented in the following sections:

\

OVERVIEW
Express is a modern, multichannel apparel and accessories brand grounded in versatility, guided by its purpose - We Create Confidence. We Inspire Self-Expression. - and powered by a styling community. Launched in 1980 with the idea that style, quality and value should all be found in one place, Express has been a part of some of the most important and culture-defining fashion trends. The Express Edit design philosophy ensures that the brand is always ‘of the now’ so people can get dressed for every day and any occasion knowing that Express can help them look the way they want to look and feel the way they want to feel. We operate 564 retail and factory outlet stores in the United States and Puerto Rico, the express.com online store and the Express mobile app.

\

COVID-19 PANDEMIC AND OTHER TRENDS
In March 2020, the World Health Organization declared the novel strain of coronavirus ("COVID-19") a global pandemic and recommended containment and mitigation measures. Our business operations and financial performance have been materially impacted by the COVID-19 pandemic. Due to the continued evolution of the pandemic, we continue to see certain disruptions and volatility in our business. While trends in the severity of new cases of COVID-19 in the United States improved during the first half of fiscal 2022, caseloads have been increasing recently in many parts of the country and we cannot reasonably estimate the extent to which our business will continue to be affected by the COVID-19 pandemic.
Additionally, the COVID-19 pandemic, recessionary concerns, rising inflationary pressures and recent geopolitical conditions, including impacts from the ongoing conflict between Russia and Ukraine and increased tensions between China and Taiwan, have all contributed to disruptions and rising costs to global supply chains. Although we have successfully managed these challenges thus far through measures such as increasing retail prices to offset higher freight costs, our ability to continue to replenish our inventory to meet continued levels of consumer demand could be impacted by further delays or disruptions. We expect these impacts to continue for as long as the global
EXPRESS, INC. | Q2 2022 Form 10-Q | 23

supply chain is experiencing these challenges. For additional information regarding risks related to the COVID-19 pandemic and these related operational and industry risks, see “Item 1A. Risk Factors: Operational and Industry Risk Factors” in our Annual Report.

FINANCIAL DETAILS FOR THE SECOND QUARTER OF 2022

•Net sales increased 2% to $464.9 million
•Comparable sales increased 1%
•Comparable retail sales (includes both retail stores and eCommerce sales) were flat
•Comparable outlet sales increased 2%
•Gross margin percentage increased 50 basis points to 33.1%
•Operating income decreased $4.4 million to $10.4 million
•Net income decreased $3.6 million to $7.0 million
•Diluted earnings per share decreased $0.05 to $0.10

The following charts show key performance metrics for the second quarter of 2022 compared to the second quarter of 2021.

EXPRESS, INC. | Q2 2022 Form 10-Q | 24

OUTLOOK & SECOND QUARTER UPDATE
Our second quarter 2022 results delivered our fifth consecutive quarter of positive comparable sales compared to pre-pandemic levels, drove gross margin expansion of 50 basis points, delivered operating income of $10.4 million and we continue to operate with the highest number of active loyalty program members in our history. We have made advancements in each one of the four foundational pillars of our EXPRESSway Forward strategy.
The following defines each pillar of the EXPRESSway Forward strategy and provides an update on each priority:

PRODUCT	BRAND	CUSTOMER	EXECUTION
Product
We set out to bring greater balance and versatility to our assortments reflecting a more modern approach to building a wardrobe. Our Express Edit design and merchandising philosophy is working. We offer modern, versatile, high quality fashion at an appealing price point and continue to gain market share in some the most significant volume-driving categories.

We saw strength in our men’s business with comparable sales growth across all categories in the second quarter of 2022. We saw relative weakness in our women’s business in the second quarter of 2022 as our women’s customer became more value oriented and we made the strategic decision to limit our promotional activity. We have several compelling women’s product launches coming in the Fall of 2022 including the reintroduction of the Editor pant and Portofino shirt.

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

Customer
We are successfully engaging existing customers and acquiring new ones. Our Express Insider loyalty program brought in four million new customers since its relaunch in the first quarter of 2021. We continue to operate with the highest number of active loyalty members in our history.
Execution
Execution is the through line across all of our Product, Brand, and Customer strategies that will drive our operating model.

We continue to invest in our eCommerce channel. We introduced enhancements to our online checkout process, improved our buy-online-pick-up-in-store experience and in the coming months we will enhance personalization and make the checkout experience more streamlined.

EXPRESS, INC. | Q2 2022 Form 10-Q | 25

Our retail stores achieved increased comparable sales in the second quarter of 2022 and our new Express Edit stores continue to acquire new customers, reactivate lapsed customers, and sign up loyalty at higher rates than the balance of our fleet. Our outlet channel also delivered increased comparable sales in the second quarter of 2022.

EXPRESS, INC. | Q2 2022 Form 10-Q | 26

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

Comparable Sales
Description
Comparable sales is a measure of the amount of sales generated in a period relative to the amount of sales generated in the comparable prior year period. Comparable sales for the second quarter of 2022 was calculated using the thirteen weeks ended July 30, 2022 as compared to the thirteen weeks ended July 31, 2021.

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
EXPRESS, INC. | Q2 2022 Form 10-Q | 27

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
EXPRESS, INC. | Q2 2022 Form 10-Q | 28

RESULTS OF OPERATIONS
The Second Quarter of 2022 compared to the Second Quarter of 2021
Net Sales

	Thirteen Weeks Ended
	July 30, 2022	July 31, 2021
Net sales (in thousands)	$464,919	$457,627
Comparable retail sales	—%	48%
Comparable outlet sales	2%	30%
Total comparable sales percentage change	1%	42%
Gross square footage at end of period (in thousands)	4,663	4,743
Number of:
Stores open at beginning of period	561	563
New retail stores	—	—
New outlet stores	—	—
New Express Edit stores	—	3
New UpWest stores	4	4
Closed stores	(1)	(4)
Stores open at end of period	564	566
Net sales in the second quarter of 2022 increased approximately $7.3 million compared to the second quarter of 2021. The increase in sales was primarily attributed to our product and brand strategies resonating with our customers especially in the early portion of the second quarter of 2022 as evidenced by a 6.6% increase in our average unit retail price during the second quarter of 2022. We experienced a slowdown that began in June 2022 that continued throughout the remainder of the second quarter of 2022 primarily affecting our women’s and eCommerce businesses.
Gross Profit
The following table shows cost of goods sold, buying and occupancy costs, gross profit in dollars, and gross margin percentage for the stated periods:

	Thirteen Weeks Ended
	July 30, 2022	July 31, 2021
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$311,218	$308,320
Gross profit	$153,701	$149,307
Gross margin percentage	33.1%	32.6%
The 50 basis point increase in gross margin percentage, or gross profit as a percentage of net sales, in the second quarter of 2022 compared to the second quarter of 2021 was comprised of a decrease in merchandise margin of 70 basis points and a decrease in buying and occupancy costs as a percentage of net sales of 120 basis points. The decrease in merchandise margin was primarily driven by increased product costs of approximately $2.7 million due to an increase in the freight component of our cost of goods sold. The improvement in buying and occupancy leverage was driven by increased sales and lower compensation-related expenses.
EXPRESS, INC. | Q2 2022 Form 10-Q | 29

Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	Thirteen Weeks Ended
	July 30, 2022	July 31, 2021
	(in thousands, except percentages)
Selling, general, and administrative expenses	$143,278	$134,562
Selling, general, and administrative expenses, as a percentage of net sales	30.8%	29.4%
The $8.7 million increase in selling, general, and administrative expenses in the second quarter of 2022 as compared to the second quarter of 2021 was primarily driven by an increase in variable costs due to sales increases and increased store labor expense driven by a return to normalized staffing levels in the current year, as well as minimum wage and merit increases.
Interest Expense, Net
The following table shows interest expense in dollars for the stated periods:

	Thirteen Weeks Ended
	July 30, 2022	July 31, 2021
	(in thousands)
Interest expense, net	$3,800	$4,115
The $0.3 million decrease in interest expense in the second quarter of 2022 as compared to the second quarter of 2021 was the result of lower borrowing levels under our Term Loan Facility and incremental amortization charges incurred due to the pay down of the delayed draw term loan facility during the second quarter of 2021. This was offset by increased borrowings under our Amended Revolving Credit Facility, which bear interest at variable rates. Refer to Note 7 in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion regarding our borrowings during the thirteen weeks ended July 30, 2022.
Income Tax Expense
The following table shows income tax expense in dollars for the stated periods:

	Thirteen Weeks Ended
	July 30, 2022	July 31, 2021
	(in thousands)
Income tax expense	$252	$22
The effective tax rate was 3.5% and 0.2% for the thirteen weeks ended July 30, 2022 and July 31, 2021, respectively. The effective tax rate for the thirteen weeks ended July 30, 2022 reflects the impact of non-deductible executive compensation, offset by a reversal of the valuation allowance against the Company's deferred tax assets. The effective tax rate for the thirteen weeks ended July 31, 2021 was driven by an improved full-year operational forecast, offset by a reduction to the valuation allowance needed for current year results.
EXPRESS, INC. | Q2 2022 Form 10-Q | 30

The Twenty-Six Weeks Ended July 30, 2022 compared to the Twenty-Six Weeks Ended July 31, 2021
Net Sales

	Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021
Net sales (in thousands)	$915,704	$803,386
Comparable retail sales	14%	30%
Comparable outlet sales	14%	12%
Total comparable sales percentage change	14%	25%
Gross square footage at end of period (in thousands)	4,663	4,743
Number of:
Stores open at beginning of period	561	570
New retail stores	—	—
New outlet stores	—	—
New Express Edit stores	1	4
New UpWest stores	7	5
Closed stores	(5)	(13)
Stores open at end of period	564	566
Net sales for the twenty-six weeks ended July 30, 2022 increased approximately $112.3 million compared to the twenty-six weeks ended July 31, 2021. The increase in sales was primarily attributed to our product and brand strategies resonating with our customers as evidenced by a 12.8% increase in our average unit retail price during the twenty-six weeks ended July 30, 2022 coupled with the continued recovery of our business from the impacts of the COVID-19 pandemic, as compared to the twenty-six weeks ended July 31, 2021 which were negatively impacted by COVID-19.
Gross Profit
The following table shows cost of goods sold, buying and occupancy costs, gross profit in dollars, and gross margin percentage for the stated periods:

	Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$630,503	$575,275
Gross profit	$285,201	$228,111
Gross margin percentage	31.1%	28.4%
The 270 basis point increase in gross margin percentage, or gross profit as a percentage of net sales, for the twenty-six weeks ended July 30, 2022 compared to the twenty-six weeks ended July 31, 2021 was comprised of a decrease in merchandise margin of 40 basis points and a decrease in buying and occupancy costs as a percentage of net sales of 310 basis points. The decrease in merchandise margin was primarily driven by increased product costs of approximately $8.7 million due to an increase in the freight component of our cost of goods sold. The improvement in buying and occupancy leverage was driven by increased sales and lower compensation-related expenses.
EXPRESS, INC. | Q2 2022 Form 10-Q | 31

Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021
	(in thousands, except percentages)
Selling, general, and administrative expenses	$284,371	$253,955
Selling, general, and administrative expenses, as a percentage of net sales	31.1%	31.6%
The $30.4 million increase in selling, general, and administrative expenses for the twenty-six weeks ended July 30, 2022 as compared to the twenty-six weeks ended July 31, 2021 was primarily driven by sales increases and increased store labor expense driven by a return to normalized staffing levels in the current year, as well as minimum wage and merit increases.
Interest Expense, Net
The following table shows interest expense in dollars for the stated periods:

	Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021
	(in thousands)
Interest expense, net	$7,294	$9,367
The $2.1 million decrease in interest expense for the twenty-six weeks ended July 30, 2022 as compared to the twenty-six weeks ended July 31, 2021 was the result of lower borrowing levels under our Term Loan Facility and incremental amortization charges incurred due to the pay down of the delayed draw term loan facility during the twenty-six weeks ended July 31, 2021. This was offset by increased borrowings under our Amended Revolving Credit Facility, which bear interest at variable rates. Refer to Note 7 in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion regarding our borrowings during the twenty-six weeks ended July 30, 2022.
Income Tax Benefit
The following table shows income tax benefit in dollars for the stated periods:

	Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021
	(in thousands)
Income tax benefit	$(231)	$(62)
The effective tax rate was 4.5% and 0.2% for the twenty-six weeks ended July 30, 2022 and July 31, 2021, respectively. The effective tax rate for the twenty-six weeks ended July 30, 2022 reflects the impact of non-deductible executive compensation and the recording of an additional valuation allowance against current year losses. The effective tax rate for the twenty-six weeks ended July 31, 2021 reflects the impact of non-deductible executive compensation and the recording of an additional valuation allowance against current year losses.
Non-GAAP Financial Measure
Included in the table below is earnings before interest, taxes, depreciation, and amortization ("EBITDA") for the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021, respectively. We supplement the reporting of
EXPRESS, INC. | Q2 2022 Form 10-Q | 32

our financial information determined under United States generally accepted accounting principles ("GAAP") with certain non-GAAP financial measures such as EBITDA.

EBITDA
How This Measure Is Useful
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

Limitations of the Usefulness of This Measure
Because non-GAAP financial measures are not standardized, EBITDA may differ from similarly titled measures used by other companies due to different methods of calculation. Presentation of EBITDA is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP. EBITDA excludes certain normal recurring expenses. Therefore, this measure may not provide a complete understanding of our performance and should be reviewed in conjunction with the GAAP financial measure. A reconciliation of EBITDA to the most directly comparable GAAP measures, is set forth below.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net income/(loss)	$7,036	$10,639	$(4,878)	$(35,085)
Interest expense, net	3,800	4,115	7,294	9,367
Income tax expense/(benefit)	252	22	(231)	(62)
Depreciation and amortization	14,477	16,002	29,213	32,756
EBITDA (Non-GAAP Measure)	$25,565	$30,778	$31,398	$6,976

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

Based upon the sales and results of operations seen during the twenty-six weeks ended July 30, 2022, as well as the availability of additional liquidity under the Amended Revolving Credit Facility, and expense control and other measures taken to date, we continue to be in compliance with the financial covenants under our Amended Revolving Credit Facility and Term Loan Facility. We plan to continue enhancing our liquidity by selling through our inventory at appropriate retail prices and managing our costs. We believe this will result in sufficient cash flows to support our ongoing operations and to meet our covenant requirements under the Amended Revolving Credit Facility and Term Loan Facility for one year following the date that these unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report are issued and beyond.

To fund our normal working capital requirements we will continue to utilize our Amended Revolving Credit Facility and have $94.5 million outstanding under our Term Loan Facility including $6.7 million outstanding that will be repaid upon receipt of the CARES Act receivable. We have (and in the future may continue to have) a negative working capital balance. Our current liabilities include current operating lease liabilities, for which the corresponding operating right of use assets are recorded as non-current on our unaudited Consolidated Balance Sheets. However, the cash collected from our sales is typically collected before payment is due on our current liabilities. The Amended Revolving Credit Facility and the Term Loan Facility contain certain affirmative and negative covenants. Refer to
EXPRESS, INC. | Q2 2022 Form 10-Q | 33

Note 7 of our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our Amended Revolving Credit Facility and Term Loan Facility.

Analysis of Cash Flows
A summary of cash provided by or used in operating, investing, and financing activities is shown in the following table:

	Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021
	(in thousands)
(Used in) provided by operating activities	$(60,809)	$67,591
Used in investing activities	(13,494)	(10,558)
Provided by (used in) financing activities	70,794	(79,055)
Decrease in cash and cash equivalents	(3,509)	(22,022)
Cash and cash equivalents at end of period	$37,667	$33,852
Operating Activities
Our business relies on cash flows from operations as our primary source of liquidity, with the majority of those cash flows being generated in the fourth quarter of the year. Our primary operating cash needs are for merchandise inventories, payroll, store rent and marketing. For the twenty-six weeks ended July 30, 2022, our cash flows used in operating activities were $60.8 million compared to $67.6 million provided by operating activities for the twenty-six weeks ended July 31, 2021. This $128.4 million decrease in cash flows from operating activities for the twenty-six weeks ended July 30, 2022 as compared to the same period in 2021 was primarily driven by changes in working capital offset by a decrease in net loss of $30.2 million compared to 2021. The changes in working capital were primarily driven by a decrease in accounts payable due to the payment of inventory related amounts on the unaudited Consolidated Balance Sheets at January 29, 2022. Operating cash flows for the twenty-six weeks ended July 31, 2021 were positively impacted by the receipt of approximately $60.0 million of CARES Act receivable.
Investing Activities
We also use cash for investing activities. Our capital expenditures consist primarily of new and remodeled store construction and fixtures and investments in information technology. We had capital expenditures of approximately $13.5 million and $10.6 million for the twenty-six weeks ended July 30, 2022 and July 31, 2021, respectively. The $2.9 million increase in investing activities was primarily driven by investments in information technology to support our strategic business initiatives. We expect capital expenditures for the remainder of 2022 to be approximately $37.0 million, primarily driven by new and remodeled store construction and investments in information technology.
Financing Activities
Credit Facilities
During the twenty-six weeks ended July 30, 2022 we borrowed a net additional $75.0 million on our Amended Revolving Credit Facility to fund normal working capital needs. In addition, we made $2.3 million in mandatory repayments on our $90.0 million FILO Term Loan.
As of July 30, 2022, the net amount outstanding under our facilities was $202.2 million, of which $4.5 million is classified as short-term debt and $197.7 million is classified as long-term debt on the unaudited Consolidated Balance Sheet, net of unamortized costs, and approximately $70.9 million was available for borrowing under our Amended Revolving Credit Facility subject to certain borrowing base limitations and after outstanding letters of credit in the amount of $34.6 million, primarily related to our third party logistics contract. Refer to Note 7 of our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our Amended Revolving Credit Facility and Term Loan Facility.
Share Repurchases
On November 28, 2017, the Board approved a share repurchase program that authorizes us to repurchase up to $150.0 million of our outstanding common stock using available cash. During the thirteen and twenty-six weeks
EXPRESS, INC. | Q2 2022 Form 10-Q | 34

ended July 30, 2022 and July 31, 2021, respectively, we did not repurchase shares under the stock repurchase program.

ATM Equity Offering Sales Agreement
On June 3, 2021, we entered into an ATM Equity Offering Sales Agreement (the “Sales Agreement”) with BofA Securities, Inc. (“BofA”), as the sales agent to sell up to 15.0 million shares of our common stock, par value $0.01 per share, through an “at-the-market” offering program. Such shares are issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-253368) filed with the SEC on April 6, 2021. During the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021, we did not sell any shares under the Sales Agreement. We intend to use net proceeds, if any, from the sale of the common stock pursuant to the Sales Agreement for general corporate purposes, which may include investments in working capital, or capital expenditures, including the acceleration of investments to grow and enhance our eCommerce channel and omni-channel assets, the repayment of indebtedness, and other investments.

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

As of July 30, 2022, we had approximately $110.0 million in borrowings outstanding under our Amended Revolving Credit Facility and approximately $94.5 million in borrowings outstanding under our Term Loan Facility. Based on the levels of borrowings under our credit facilities at July 30, 2022, we estimate that a 100 basis point increase or decrease in underlying interest rates would increase or decrease annual interest expense by approximately $2.0 million. This hypothetical analysis may differ from the actual change in interest expense due to potential changes in interest rates or gross borrowings outstanding under our credit facilities. The expected transition from the widespread use of LIBOR rate to alternative rates over the next several years is not expected to have a material impact on interest expense on borrowings outstanding under our credit facilities.

With the exception of the changes in the levels of borrowings under our Amended Revolving Credit Facility and Term Loan Facility, discussed in Note 7 of our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report, there have been no material changes in our quantitative and qualitative market risks from those disclosed in our Annual Report.

EXPRESS, INC. | Q2 2022 Form 10-Q | 35

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 30, 2022.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the second quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EXPRESS, INC. | Q2 2022 Form 10-Q | 36

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding the purchase of shares of our common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during each month of the quarterly period ended July 30, 2022:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs(2)
	(in thousands, except per share amounts)
May 1, 2022 - May 28, 2022	17	$3.57	—	$34,215
May 29, 2022 - July 2, 2022	2	$2.33	—	$34,215
July 3, 2022 - July 30, 2022	—	$1.75	—	$34,215
Total	19		—

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
None.
EXPRESS, INC. | Q2 2022 Form 10-Q | 37

ITEM 6. EXHIBITS.
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Exhibit Number	Exhibit Description
10.1
Employment Agreement by and among Express, Inc., Express LLC and Timothy Baxter, dated effective June 18, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on June 17, 2022)

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

EXPRESS, INC. | Q2 2022 Form 10-Q | 38

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	September 8, 2022	EXPRESS, INC.

		By:	/s/ Jason Judd
Jason Judd
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXPRESS, INC. | Q2 2022 Form 10-Q | 39