Form 10-Q
period 2022-10-29
EXPRESS, INC.
filed 2022-12-08
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 29, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock was 68,306,959 as of November 26, 2022.
EXPRESS, INC. | Q3 2022 Form 10-Q | 1

EXPRESS, INC.

EXPRESS, INC. | Q3 2022 Form 10-Q | 2

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the “safe harbor” provisions of the Private Securities Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “potential,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely,” "continue to," and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, and financial results, our plans and objectives for future operations, growth, initiatives, or strategies, plans to repurchase shares of our common stock, the expected outcome or impact of pending or threatened litigation, or our proposed strategic partnership with WHP Global are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

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
EXPRESS, INC. | Q3 2022 Form 10-Q | 3

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

Risks Related to our Proposed Strategic Partnership with WHP Global

▪the failure to consummate the proposed transaction with WHP Global, including as a result of our failure to satisfy the conditions to the closing of the transaction or that required regulatory approvals to consummate the transaction, such as the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, are not obtained, on a timely basis or at all;

▪our failure to obtain consent from our lender in connection with the consummation of the proposed transaction with WHP Global;
▪our ability to realize success in our strategic partnership with WHP Global and the potential for the relationship with WHP Global to divert resources away from existing operations or expose us to liabilities; and

▪our inability to realize the benefits and synergies of the proposed transaction.

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
EXPRESS, INC. | Q3 2022 Form 10-Q | 4

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS.
EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts) (Unaudited)

	October 29, 2022	January 29, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$24,592	$41,176
Receivables, net	16,669	11,744
Income tax receivable	1,532	53,665
Inventories	422,666	358,795
Prepaid rent	5,964	5,602
Other	26,100	19,755
Total current assets	497,523	490,737

Right of Use Asset, Net	533,506	615,462

Property and Equipment	1,002,902	975,802
Less: accumulated depreciation	(869,910)	(827,820)
Property and equipment, net	132,992	147,982

Non-Current Income Tax Receivable	52,278	—
Other Assets	4,672	5,273
TOTAL ASSETS	$1,220,971	$1,259,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term lease liability	$190,874	$196,628
Accounts payable	229,661	231,974
Deferred revenue	31,947	35,985
Short-term debt	4,500	11,216
Accrued expenses	118,984	110,850
Total current liabilities	575,966	586,653

Long-Term Lease Liability	437,091	536,905
Long-Term Debt	230,861	117,581
Other Long-Term Liabilities	9,454	17,007
Total Liabilities	1,253,372	1,258,146

Commitments and Contingencies (Note 9)

Stockholders’ Equity:
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 93,632 shares and 93,632 shares issued at October 29, 2022 and January 29, 2022, respectively, and 68,306 shares and 67,072 shares outstanding at October 29, 2022 and January 29, 2022, respectively	936	936
Additional paid-in capital	221,898	220,078
Retained earnings	22,872	77,093
Treasury stock – at average cost; 25,326 shares and 26,560 shares at October 29, 2022 and January 29, 2022, respectively	(278,107)	(296,799)
Total stockholders’ (deficit)/equity	(32,401)	1,308
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,220,971	$1,259,454
See Notes to Unaudited Consolidated Financial Statements.
EXPRESS, INC. | Q3 2022 Form 10-Q | 5

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts) (Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net Sales	$434,145	$471,981	$1,349,849	$1,275,367
Cost of Goods Sold, Buying and Occupancy Costs	313,528	315,173	944,031	890,448
GROSS PROFIT	120,617	156,808	405,818	384,919
Operating Expenses:
Selling, general, and administrative expenses	150,090	141,055	434,461	395,010
Other operating expense/(income), net	36	(501)	(443)	(565)
TOTAL OPERATING EXPENSES	150,126	140,554	434,018	394,445

OPERATING (LOSS)/INCOME	(29,509)	16,254	(28,200)	(9,526)
Interest Expense, Net	4,668	2,879	11,962	12,246
Other Income, Net	(509)	—	(1,385)	—
(LOSS)/INCOME BEFORE INCOME TAXES	(33,668)	13,375	(38,777)	(21,772)
Income Tax Expense	780	289	549	227
NET (LOSS)/INCOME	$(34,448)	$13,086	$(39,326)	$(21,999)

COMPREHENSIVE (LOSS)/INCOME	$(34,448)	$13,086	$(39,326)	$(21,999)

EARNINGS PER SHARE:
Basic	$(0.50)	$0.20	$(0.58)	$(0.33)
Diluted	$(0.50)	$0.19	$(0.58)	$(0.33)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	68,272	67,006	67,878	66,244
Diluted	68,272	69,856	67,878	66,244
See Notes to Unaudited Consolidated Financial Statements.
EXPRESS, INC. | Q3 2022 Form 10-Q | 6

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in Thousands) (Unaudited)

	Common Stock					Treasury Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	At Average Cost	Total
BALANCE, January 29, 2022	67,072	$936	$220,078	$77,093	$—	26,560	$(296,799)	$1,308
Net loss	—	—	—	(11,914)	—	—	—	(11,914)
Exercise of stock options and restricted stock	1,520	—	(5,038)	(11,935)	—	(1,520)	16,973	—
Share-based compensation	—	—	2,393	—	—	—	—	2,393
Repurchase of common stock	(570)	—	—	—	—	570	(1,890)	(1,890)
BALANCE, April 30, 2022	68,022	$936	$217,433	$53,244	$—	25,610	$(281,716)	$(10,103)
Net income	—	—	—	7,036	—	—	—	7,036
Exercise of stock options and restricted stock	242	—	(636)	(2,035)	—	(242)	2,671	—
Share-based compensation	—	—	2,620	—	—	—	—	2,620
Repurchase of common stock	(19)	—	—	—	—	19	(66)	(66)
BALANCE, July 30, 2022	68,245	$936	$219,417	$58,245	$—	25,387	$(279,111)	$(513)
Net loss	—	—	—	(34,448)	—	—	—	(34,448)
Exercise of stock options and restricted stock	96	—	(123)	(925)	—	(96)	1,048	—
Share-based compensation	—	—	2,604	—	—	—	—	2,604
Repurchase of common stock	(35)	—	—	—	—	35	(44)	(44)
BALANCE, October 29, 2022	68,306	$936	$221,898	$22,872	$—	25,326	$(278,107)	$(32,401)

	Common Stock					Treasury Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	At Average Cost	Total
BALANCE, January 30, 2021	64,971	$936	$222,141	$114,732	$—	28,661	$(328,120)	$9,689
Net loss	—	—	—	(45,724)	—	—	—	(45,724)
Exercise of stock options and restricted stock	1,934	—	(6,477)	(15,659)	—	(1,934)	22,136	—
Share-based compensation	—	—	2,523	—	—	—	—	2,523
Repurchase of common stock	(647)	—	—	—	—	647	(2,167)	(2,167)
BALANCE, May 1, 2021	66,258	$936	$218,187	$53,349	$—	27,374	$(308,151)	$(35,679)
Net income	—	—	—	10,639	—	—	—	10,639
Exercise of stock options and restricted stock	998	—	(4,659)	(6,566)	—	(998)	11,225	—
Share-based compensation	—	—	2,881	—	—	—	—	2,881
Repurchase of common stock	(284)	—	—	—	—	284	(1,335)	(1,335)
BALANCE, July 31, 2021	66,972	$936	$216,409	$57,422	$—	26,660	$(298,261)	$(23,494)
Net income	—	—	—	13,086	—	—	—	13,086
Exercise of stock options and restricted stock	119	—	(622)	(719)	—	(119)	1,341	—
Share-based compensation	—	—	2,452	—	—	—	—	2,452
Repurchase of common stock	(41)	—	—	—	—	41	(213)	(213)
BALANCE, October 30, 2021	67,050	$936	$218,239	$69,789	$—	26,582	$(297,133)	$(8,169)
See Notes to Unaudited Consolidated Financial Statements.
EXPRESS, INC. | Q3 2022 Form 10-Q | 7

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands) (Unaudited)

	Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,326)	$(21,999)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	45,076	51,964
Loss on disposal of property and equipment	57	74
Share-based compensation	7,617	7,856
Landlord allowance amortization	(310)	(319)
Changes in operating assets and liabilities:
Receivables, net	(4,925)	523
Income tax receivable	(145)	57,992
Inventories	(63,871)	(119,228)
Accounts payable, deferred revenue, and accrued expenses	(4,865)	95,621
Other assets and liabilities	(35,177)	5,800
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(95,869)	78,284

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(24,340)	(18,095)
NET CASH USED IN INVESTING ACTIVITIES	(24,340)	(18,095)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under the revolving credit facility	252,000	73,000
Repayment of borrowings under the revolving credit facility	(143,000)	(154,050)
Proceeds from borrowings under the term loan facility	—	50,000
Repayment of borrowings under the term loan facility	(3,375)	(43,263)
Repayments of financing arrangements	—	(769)
Costs incurred in connection with debt arrangements	—	(471)
Repurchase of common stock for tax withholding obligations	(2,000)	(3,715)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	103,625	(79,268)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,584)	(19,079)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	41,176	55,874
CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,592	$36,795
See Notes to Unaudited Consolidated Financial Statements.
EXPRESS, INC. | Q3 2022 Form 10-Q | 8

EXPRESS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

EXPRESS, INC. | Q3 2022 Form 10-Q | 9

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

The Company operates 566 retail and factory outlet stores in the United States and Puerto Rico, the express.com online store and the Express mobile app. Express is comprised of the brands Express and UpWest. As of October 29, 2022, Express operated 364 primarily mall-based retail stores in the United States and Puerto Rico as well as 202 factory outlet stores.

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

All references herein to “the third quarter of 2022” and “the third quarter of 2021” represent the thirteen weeks ended October 29, 2022 and October 30, 2021, respectively.
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
EXPRESS, INC. | Q3 2022 Form 10-Q | 10

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

Going Concern and Management’s Plans
The Company’s revenues, results of operations and cash flows have been materially adversely impacted in the third quarter of 2022 reversing the trend seen into the second quarter of 2022. The challenging macroeconomic, consumer and competitive environments, which became more pronounced as the quarter progressed, significantly impacted the Company's performance. Net sales in the third quarter of 2022 decreased approximately $37.8 million compared to the third quarter of 2021 and this decline drove gross margin and operating income below the Company's expectations. For the thirty-nine weeks ended October 29, 2022, the Company reported a net loss of $39.3 million and negative operating cash flows of $95.9 million.

Subsequent to October 29, 2022, the Company refinanced its capital structure and expanded liquidity access. The Amended Revolving Credit Facility contains certain affirmative and negative covenants. Refer to Note 7 in the Company's unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further details regarding the Amended Revolving Credit Facility. The Company is currently in compliance with its covenants, however, due to the uncertainty in the Company’s business, the Company could experience material further decreases to revenues and cash flows and may experience difficulty remaining in compliance with financial covenants under the Amended Term Loan Facility and the Amended Revolving Credit Facility. When conditions and events, in the aggregate, impact an entity's ability to continue as a going concern, management evaluates the mitigating effect of its plans to determine if it is probable that the plans will be effectively implemented and, when implemented, the plans will mitigate the relevant conditions or events.

The Company's plans are focused on improving its results and liquidity through sales growth and cost reductions. The Company has contingency plans which would further reduce or defer additional expenses and cash outlays, should operations weaken beyond current forecasts. The Company believes these plans are probable of being successfully implemented, which will result in adequate cash flows to support its ongoing operations and to meet its covenant requirements for one year following the date these financial statements are issued.

Please refer to Note 11 in the Company's unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for subsequent events related to the proposed partnership with WHP Global.

The accompanying unaudited Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

EXPRESS, INC. | Q3 2022 Form 10-Q | 11

NOTE 2 | REVENUE RECOGNITION
The following is information regarding the Company’s major product categories and sales channels:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
	(in thousands)
Apparel	$389,338	$419,965	$1,207,572	$1,129,198
Accessories and other	31,888	38,721	103,060	111,840
Other revenue	12,919	13,295	39,217	34,329
Total net sales	$434,145	$471,981	$1,349,849	$1,275,367

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
	(in thousands)
Retail	$302,652	$339,369	$943,822	$901,436
Outlet	118,574	119,317	366,810	339,602
Other revenue	12,919	13,295	39,217	34,329
Total net sales	$434,145	$471,981	$1,349,849	$1,275,367
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
Loyalty Program
The Company maintains a customer loyalty program in which customers earn points toward rewards for qualifying purchases and other marketing activities. Upon reaching specified point values, customers are issued a reward, which they may redeem on merchandise purchases at the Company’s stores or on its website. Generally, rewards earned must be redeemed within 60 days from the date of issuance. The Company defers a portion of merchandise sales based on the estimated standalone selling price of the points earned. This deferred revenue is recognized as certificates are redeemed or expire. To calculate this deferral, the Company makes assumptions related to loyalty point and certificate redemption rates based on historical experience. The loyalty liability is included in deferred revenue on the unaudited Consolidated Balance Sheets.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
	(in thousands)
Beginning balance loyalty deferred revenue	$8,754	$8,814	$10,918	$8,951
Reduction in revenue/(revenue recognized)	462	1,083	(1,702)	946
Ending balance loyalty deferred revenue	$9,216	$9,897	$9,216	$9,897
EXPRESS, INC. | Q3 2022 Form 10-Q | 12

Sales Returns Reserve
The Company reduces net sales and provides a reserve for projected merchandise returns based on prior experience. Merchandise returns are often resalable merchandise and are refunded by issuing the same payment tender as the original purchase. The sales returns reserve was $11.0 million and $9.8 million as of October 29, 2022 and January 29, 2022, respectively, and is included in accrued expenses on the unaudited Consolidated Balance Sheets. The asset related to projected returned merchandise is included in other assets on the unaudited Consolidated Balance Sheets.
Gift Cards
The Company sells gift cards in its stores, on its eCommerce website, and through third parties. These gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The gift card liability balance was $22.2 million and $25.1 million, as of October 29, 2022 and January 29, 2022, respectively, and is included in deferred revenue on the unaudited Consolidated Balance Sheets. During the thirteen weeks ended October 29, 2022 and October 30, 2021, the Company recognized approximately $2.9 million and $2.7 million of revenue that was previously included in the beginning gift card contract liability, respectively. During the thirty-nine weeks ended October 29, 2022 and October 30, 2021, the Company recognized approximately $10.4 million and $8.8 million of revenue that was previously included in the beginning gift card contract liability, respectively. The Company recognizes revenue from gift cards when they are redeemed by the customer. The Company also recognizes income on unredeemed gift cards, referred to as “gift card breakage.” Gift card breakage is recognized proportionately using a time-based attribution method from issuance of the gift card to the time when it can be determined that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. The gift card breakage rate is based on historical redemption patterns. Gift card breakage is included within the other revenue component of net sales in the unaudited Consolidated Statements of Income and Comprehensive Income.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
	(in thousands)
Beginning gift card liability	$22,753	$20,734	$25,066	$23,478
Issuances	5,575	5,762	18,188	15,600
Redemptions	(5,601)	(5,561)	(18,923)	(16,860)
Gift card breakage	(561)	(482)	(2,165)	(1,765)
Ending gift card liability	$22,166	$20,453	$22,166	$20,453
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

In connection with the Card Agreement, the Bank agreed to pay the Company a $20.0 million refundable payment which the Company recognized upon receipt as deferred revenue within other long-term liabilities in the Consolidated Balance Sheets and began to recognize into income on a straight-line basis commencing January of
EXPRESS, INC. | Q3 2022 Form 10-Q | 13

2018. As of October 29, 2022, the deferred revenue balance of $6.2 million will be recognized over the remaining term of the amended Card Agreement within the other revenue component of net sales.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
	(in thousands)
Beginning balance refundable payment liability	$6,955	$9,833	$8,394	$11,272
Recognized in revenue	(719)	(719)	(2,158)	(2,158)
Ending balance refundable payment liability	$6,236	$9,114	$6,236	$9,114

NOTE 3 | EARNINGS PER SHARE
The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
	(in thousands)
Weighted-average shares - basic	68,272	67,006	67,878	66,244
Dilutive effect of stock options and restricted stock units	—	2,850	—	—
Weighted-average shares - diluted	68,272	69,856	67,878	66,244
Equity awards representing 4.8 million and 5.2 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen and thirty-nine weeks ended October 29, 2022 respectively, as the inclusion of these awards would have been anti-dilutive. Equity awards representing 0.7 million and 8.2 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen and thirty-nine weeks ended October 30, 2021 respectively, as the inclusion of these awards would have been anti-dilutive.
Additionally, for the thirteen weeks ended October 29, 2022, approximately 3.2 million shares were excluded from the computation of diluted weighted average shares because the number of shares that will ultimately be issued is contingent on the Company’s performance compared to pre-established performance goals which have not been achieved as of October 29, 2022.

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
EXPRESS, INC. | Q3 2022 Form 10-Q | 14

Financial Assets
As of October 29, 2022 and January 29, 2022 the Company did not have any Level 2 or 3 financial assets recorded on the unaudited Consolidated Balance Sheets.
The carrying amounts reflected on the unaudited Consolidated Balance Sheets for the remaining cash and cash equivalents, receivables, prepaid expenses, and payables as of October 29, 2022 and January 29, 2022 approximated their fair values.
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
During the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021, the Company did not recognize any impairment charges.

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

The Company evaluates whether deferred tax assets are realizable on a quarterly basis. The Company considers all available positive and negative evidence, including past operating results and expectations of future operating income. Accordingly, the Company continues to maintain a full valuation allowance on deferred tax assets as of October 29, 2022.

The Company’s effective tax rate was (2.3)% and 2.2% for the thirteen weeks ended October 29, 2022 and October 30, 2021, respectively. The effective tax rate for the thirteen weeks ended October 29, 2022 reflects the impact of non-deductible executive compensation and the recording of an additional valuation allowance against the Company's current year losses. The effective tax rate for the thirteen weeks ended October 30, 2021 was driven by
EXPRESS, INC. | Q3 2022 Form 10-Q | 15

an improved full-year operational forecast, offset by a reduction to the valuation allowance needed for current year results.

The effective tax rate was (1.4)% and (1.0)% for the thirty-nine weeks ended October 29, 2022 and October 30, 2021, respectively. The effective tax rate for the thirty-nine weeks ended October 29, 2022 reflects the impact of non-deductible executive compensation and the recording of an additional valuation allowance against current year losses. The effective tax rate for the thirty-nine weeks ended October 30, 2021 reflects the impact of non-deductible executive compensation and the release of a valuation allowance against forecasted taxable earnings.

The Company's unaudited Consolidated Balance Sheets as of October 29, 2022 and January 29, 2022 reflect $52.3 million of income tax receivable. The Company reclassified the receivable from current to non-current income tax receivable as of April 30, 2022 based on information received from the Internal Revenue Service ("IRS") during the thirteen weeks ended April 30, 2022 that indicated the receivable will not be collected in the next twelve months.

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

Supplemental cash flow information related to leases is as follows:

	Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$189,587	$220,707
Right of use assets obtained in exchange for operating lease liabilities	$39,958	$44,516

EXPRESS, INC. | Q3 2022 Form 10-Q | 16

NOTE 7 | DEBT
The following table summarizes the Company's outstanding debt as of the dates indicated:

	October 29, 2022	January 29, 2022
	(in thousands)
Term Loan Facility	$93,362	$96,737
Revolving Facility	144,000	35,000
Total outstanding borrowings	237,362	131,737
Less: unamortized debt issuance costs	(2,001)	(2,940)
Total debt, net	235,361	128,797
Less: current portion of long-term debt	4,500	11,216
Long-term debt, net	$230,861	$117,581

Outstanding letters of credit	$24,636	$34,636
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

As of October 29, 2022, the Company had $6.7 million in borrowings outstanding under the DDTL and $86.6 million in borrowings outstanding under the Term Loan Facility. The fair value of the $93.4 million total borrowings outstanding under the Term Loan Facility at October 29, 2022 was $91.4 million.

Amounts borrowed under the FILO Term Loan will be repaid in quarterly installments at a rate of 1.25% per quarter based on the original principal amount of the FILO Term Loan, commencing with the first quarter of 2022. During the thirty-nine weeks ended October 29, 2022 we made $3.4 million in mandatory repayments. All remaining amounts of the Term Loan Facility outstanding on the maturity date will be paid in full on the maturity date, May 24, 2024. The Loan Parties must repay amounts incurred under the Term Loan Facility with net proceeds from the incurrence of certain additional debt, after payment in full and termination of the $250.0 million asset-based loan credit facility, when outstanding loans under the Term Loan Facility and asset-based loan credit facility exceed the aggregate borrowing base under the Term Loan Facility and asset-based loan credit facility, and, in the case of the DDTL only, with tax refund proceeds payable to the Company pursuant to the CARES Act. Voluntary prepayments under the Term Loan Facility are permitted at any time upon proper notice and subject to minimum dollar amounts and, in certain instances, a prepayment fee.

Amounts borrowed under the Term Loan Facility bear interest at a variable rate indexed to LIBOR plus a pricing margin ranging from 7.00% to 8.25% per annum, as determined in accordance with the provisions of the Term Loan Facility based on EBITDA (as defined below), as of any date of determination, for the most recently ended twelve month period. Interest payments under the Term Loan Facility are due on the first day of each calendar month. As of October 29, 2022 the interest rate on the outstanding FILO Term Loan was 11.7%.

EXPRESS, INC. | Q3 2022 Form 10-Q | 17

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

The Company recorded deferred financing costs associated with the issuance of the Term Loan Facility. The unamortized balance is $2.0 million as of October 29, 2022. These costs will be amortized over the respective contractual terms of the Term Loan Facility or written off ratably as the Term Loan Facility is extinguished. The Company’s Term Loan debt is presented on the Consolidated Balance Sheets, net of the unamortized fees.
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

Under the Amended Revolving Credit Facility, revolving loans may be borrowed, repaid and reborrowed until May 24, 2024, at which time all amounts borrowed must be repaid. Borrowings under the Amended Revolving Credit Facility bear interest at variable rates that are indexed, at the Borrower’s option, to LIBOR or the base rate as defined in the credit agreement governing the asset-based loan credit facility, in each case plus a pricing margin. The pricing margin for LIBOR loans ranges from 2.00% to 2.25% per annum, and the pricing margin for base rate loans ranges from 1.00% to 1.25% per annum, in each case as determined in accordance with the provisions of the
EXPRESS, INC. | Q3 2022 Form 10-Q | 18

Amended Revolving Credit Facility based on average daily excess availability. The Amended Revolving Credit Facility has a maximum borrowing amount of $250.0 million, subject to a borrowing base which is calculated based on specified percentages of eligible inventory, credit card receivables and cash, less certain reserves. Commitment reductions and termination of the Amended Revolving Credit Facility prior to the maturity date is permitted, subject in certain instances to a prepayment fee. As of October 29, 2022, the interest rate on the outstanding borrowings of $144.0 million at LIBOR was approximately 6.2%.

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

As of October 29, 2022, the Company had $144.0 million in borrowings outstanding under the Amended Revolving Credit Facility and approximately $47.0 million remained available for borrowing under the Amended Revolving Credit Facility after giving effect to outstanding letters of credit in the amount of $24.6 million and subject to certain borrowing base limitations as further discussed above. The fair value of the Amended Revolving Credit Facility at October 29, 2022 was $137.3 million.

On November 23, 2022, the Company's current $250.0 million Amended Revolving Credit Facility was amended and increased by $40.0 million to $290.0 million. The Amended Revolving Credit Facility will mature on November 26, 2027. The amended and restated Revolving Credit Facility also provides that all obligations under the Amended Revolving Credit Facility are guaranteed by the Loan Parties (other than the Borrower) and secured by (a) a first priority lien on substantially all of the Loan Parties’ working capital assets, including cash, accounts receivable, and inventory, and (b) a second priority lien on substantially all of the Loan Parties’ non-working capital assets, including intellectual property, and the refund payable to the Company pursuant to the CARES Act, in each case, subject to certain permitted liens.
EXPRESS, INC. | Q3 2022 Form 10-Q | 19

On November 23, 2022, the Company's current $140.0 million Term Loan Facility was amended by refinancing its $90.0 million FILO Term Loan and terminating its $50.0 million DDTL. The Amended Term Loan Facility will mature on November 26, 2027. The amended and restated Term Loan Facility also provides that all obligations under the Term Loan Facility are guaranteed by the Loan Parties (other than the Borrower (as defined therein)) and secured by (a) a second priority lien on, substantially all of the Loan Parties’ working capital assets, including cash, accounts receivable, and inventory, and (b) a first priority lien on, substantially all of the Loan Parties’ non-working capital assets, including intellectual property, and the tax refund payable to the Company pursuant to the CARES Act, in each case, subject to certain permitted liens.

Letters of Credit
The Company may enter into various trade letters of credit ("trade LCs") in favor of certain vendors to secure merchandise. These trade LCs are issued for a defined period of time, for specific shipments, and generally expire three weeks after the merchandise shipment date. As of October 29, 2022 and January 29, 2022, there were no outstanding trade LCs. Additionally, the Company enters into stand-by letters of credit ("stand-by LCs") on an as-needed basis to secure payment obligations for third party logistic services, merchandise purchases, and other general and administrative expenses. As of October 29, 2022 and January 29, 2022, outstanding stand-by LCs totaled $24.6 million and $34.6 million, respectively.

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
Long-Term Incentive Compensation Plans
On April 30, 2018, upon the recommendation of the Compensation and Governance Committee, the Board unanimously approved and adopted, subject to stockholder approval, the Express, Inc. 2018 Incentive Compensation Plan (the “2018 Plan”) to replace the previous plan. On June 13, 2018, stockholders of the Company approved the 2018 Plan and all grants made subsequent to that approval have been made under the 2018 Plan. The primary change made by the 2018 Plan was to increase the number of shares of common stock available for equity-based awards by 2.4 million shares.

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

EXPRESS, INC. | Q3 2022 Form 10-Q | 20

The following summarizes long-term incentive compensation expense:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
	(in thousands)
Restricted stock units	$1,015	$1,436	$3,292	$5,093
Stock options	88	91	263	641
Performance-based restricted stock units	1,501	925	4,062	2,122
Total share-based compensation	$2,604	$2,452	$7,617	$7,856
Cash-settled awards	3,449	2,427	9,594	7,066
Total long-term incentive compensation	$6,053	$4,879	$17,211	$14,922
The stock compensation related income tax benefit, excluding consideration of valuation allowances, recognized by the Company during the thirteen and thirty-nine weeks ended October 29, 2022 was $0.1 million and $3.0 million, respectively. The stock compensation related income tax benefit, excluding consideration of valuation allowances, recognized by the Company during the thirteen and thirty-nine weeks ended October 30, 2021 was $0.2 million and $4.2 million, respectively.
The valuation allowances associated with these tax benefits were $0.1 million and $3.0 million for the thirteen and thirty-nine weeks ended October 29, 2022, respectively. The valuation allowances associated with these tax benefits were $0.2 million and $4.2 million for the thirteen and thirty-nine weeks ended October 30, 2021, respectively.
Equity Awards
Restricted Stock Units
During the thirty-nine weeks ended October 29, 2022, the Company granted restricted stock units (“RSUs”) under the 2018 Plan. The fair value of RSUs is generally determined based on the Company’s closing stock price on the day prior to the grant date in accordance with the 2018 Plan. The RSUs granted in 2022 generally vest ratably over one to three years and the expense related to these RSUs will be recognized using the straight-line attribution method over this vesting period.

The Company’s activity with respect to RSUs, including awards with performance conditions granted prior to 2018, for the thirty-nine weeks ended October 29, 2022 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value Per Share
	(in thousands, except per share amounts)
Unvested - January 29, 2022	3,561	$2.55
Granted	354	$2.68
Vested	(1,858)	$2.82
Forfeited	(156)	$2.65
Unvested - October 29, 2022	1,901	$2.30
The total fair value of RSUs that vested during the thirty-nine weeks ended October 29, 2022 and October 30, 2021 was $5.2 million and $8.6 million, respectively. As of October 29, 2022, there was approximately $2.3 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a remaining weighted-average period of approximately 0.6 years.

EXPRESS, INC. | Q3 2022 Form 10-Q | 21

Stock Options
The Company’s activity with respect to stock options during the thirty-nine weeks ended October 29, 2022 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding - January 29, 2022	2,973	$5.39
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(117)	$18.91
Outstanding - October 29, 2022	2,857	$4.84	6.0	$—
Expected to vest at October 29, 2022	279	$2.60	6.7	$—
Exercisable at October 29, 2022	2,577	$5.09	5.9	$—
As of October 29, 2022, there was approximately $0.2 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a remaining weighted average period of approximately 0.7 years.

Performance-Based Restricted Stock Units
During the thirty-nine weeks ended October 29, 2022, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock upon vesting. The number of shares earned could range between 0% and 200% of the target amount depending upon performance achieved over a three-year vesting period. The performance conditions of the award include adjusted earnings before interest, taxes, depreciation, and amortization ("Adjusted EBITDA") targets and total shareholder return ("TSR") of the Company’s common stock relative to a select group of peer companies. A Monte Carlo valuation model was used to determine the fair value of the awards. The TSR performance metric is a market condition. Therefore, fair value of the awards is fixed at the measurement date and is not revised based on actual performance. The number of shares that are expected to vest will change based on estimates of the Company’s Adjusted EBITDA performance in relation to the pre-established targets. The 2022 target grant currently corresponds to approximately 1.9 million shares, with a grant-date fair value of $3.97 per share. As of October 29, 2022, $10.3 million of total unrecognized compensation cost is expected to be recognized on performance-based restricted stock units over a remaining weighted-average period of 2.0 years.

Cash-Settled Awards
Time-Based Cash-Settled Awards
During the thirty-nine weeks ended October 29, 2022, the Company granted time-based cash-settled awards to employees that vest ratably over three years. These awards are classified as liabilities and do not vary based on changes in the Company's stock price or performance. The expense related to these awards will be accrued using a straight-line method over this vesting period. As of October 29, 2022, $14.8 million of total unrecognized compensation cost is expected to be recognized on cash-settled awards over a remaining weighted-average period of 1.5 years.

Performance-Based Cash-Settled Awards
In March 2020, the Company granted performance-based cash-settled awards to a limited number of senior executive-level employees. Due to the significant disruption caused by the COVID-19 pandemic on the Company’s business operations, as well as its adverse impact on consumer confidence and demand, the Committee delayed setting performance targets for the 2020 long-term performance-based awards until February 2021. While the 2020 long-term performance awards remain subject to a three-year vesting cliff, these awards are subject to a two-year performance period instead of a three-year performance period. These awards are classified as liabilities, with the amount to be paid out estimated each reporting period. Expense is being recognized in proportion to the completed requisite period up until date of settlement. The amount of cash earned could range between 0% and 200% of the
EXPRESS, INC. | Q3 2022 Form 10-Q | 22

target amount depending upon performance achieved over a two-year performance period commencing on the first day of the Company’s 2021 fiscal year and ending on the last day of the Company’s 2022 fiscal year. The performance condition of the award is Adjusted EBITDA. The amount of cash earned will change based on estimates of the Company’s Adjusted EBITDA performance in relation to the pre-established targets. As of October 29, 2022, $2.3 million of total unrecognized compensation cost is expected to be recognized on performance-based cash-settled awards over a remaining weighted-average period of 0.5 years.

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

As of October 29, 2022, the Company's unaudited Consolidated Balance Sheet includes an estimated liability based on its best estimate of the outcome of the unresolved matters.
The Company is subject to various other claims and contingencies arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

NOTE 10 | STOCKHOLDERS' EQUITY
Share Repurchase Programs
On November 28, 2017, the Company's Board of Directors ("Board") approved a share repurchase program that authorizes the Company to repurchase up to $150.0 million of the Company’s outstanding common stock using available cash (the "Repurchase Program"). The Company may repurchase shares on the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Exchange Act of 1934. The timing and amount of stock repurchases will depend on a variety of factors, including business and market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified, or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the program. During the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021, the Company did not repurchase shares of its common stock. As of October 29, 2022, the Company had approximately $34.2 million remaining under this authorization.
EXPRESS, INC. | Q3 2022 Form 10-Q | 23

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

During the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021, the Company did not sell any shares under the Sales Agreement. On December 2, 2022, the Company delivered written notice to BofA Securities to terminate the Sales Agreement. The termination of the Sales Agreement was effective as of December 7, 2022. The Company exercised its option to terminate the Sales Agreement due to the fact that the Company no longer intends to utilize the Sales Agreement. There are no penalties associated with the termination of the Sales Agreement. Prior to its termination, the Company did not issue or sell any shares of its Common Stock pursuant to the Sales Agreement.

NOTE 11 | SUBSEQUENT EVENTS
Proposed Partnership with WHP Global
Investment Agreement

On December 8, 2022, the Company, entered into an investment agreement (the “Investment Agreement”) with WH Borrower, LLC, a Delaware limited liability company (“WHP”), relating to the issuance and sale of shares of the Company’s common stock, par value $0.01, in a private placement to WHP. Pursuant to the Investment Agreement, the Company will issue and sell 5.4 million shares of common stock to WHP (the “Purchased Shares”) for a purchase price of $4.60 per share, or an aggregate purchase price of $25.0 million (the “Stock Purchase”). The Investment Agreement contains customary representations, warranties and covenants of the Company and WHP. The closing of the Stock Purchase (the “Closing”) is subject to the satisfaction or waiver of customary closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Closing will also require the consent of our lender under the Revolving Credit Facility.

Registration Rights Agreement

At the Closing, in connection with the Investment Agreement, the Company and WHP will enter into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which, among other things, the Company will grant WHP certain registration rights. Under the Registration Rights Agreement, the Company is required to register the resale of the Purchased Shares by July 1, 2026.

Membership Interest Purchase Agreement

On December 8, 2022, the Company entered into a membership interest purchase agreement (the “Membership Interest Purchase Agreement”), by and among the Company, WHP and Express LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Seller”). Pursuant to the Membership Interest Purchase Agreement, (a) Seller and wholly owned subsidiary of Seller (“Contribution Co”) will enter into a contribution agreement (the “Contribution Agreement”) with EXP TOPCO, LLC (the “Joint Venture”), pursuant to which Seller will contribute certain of its intellectual property assets to the Joint Venture in exchange for 100% of the limited liability company interests of the Joint Venture, after which Seller will assign a 1% limited liability company interest to Contribution Co and (b) at least two days following the closing of the transactions contemplated by the Contribution Agreement, WHP will purchase from Seller a 60% ownership interest in the Joint Venture. The closing of the Membership Interest Purchase Agreement will take place simultaneously with the Closing.

Intellectual Property License Agreement

At Closing, the Company and the Joint Venture will enter into an Intellectual Property License Agreement (the “License Agreement”). The License Agreement provides the Company with an exclusive license in the United States to the intellectual property contributed in connection with the Membership Interest Purchase Agreement and certain
EXPRESS, INC. | Q3 2022 Form 10-Q | 24

other intellectual property. The initial term of the License Agreement is 10 years, and the License Agreement automatically renews for successive renewal terms of 10 years (unless the Company provides notice of non-renewal at least 24 months prior to the end of the initial or applicable renewal term). Except for the Company’s right not to renew the License Agreement, the License Agreement is not terminable by either party. The Company will pay the Joint Venture a royalty on net sales of certain licensed goods and will commit to an annual guaranteed minimum annual royalty during the term of the License Agreement (i.e., $60 million in the first contract year, increasing by $1 million per year for the next five contract years, and remaining at $65 million following the sixth contract year). The Company will pay royalties at a rate of (i) 3.25% of net sales arising from retail sales of certain licensed goods in the first through fifth contract years (and 3.5% thereafter), and (ii) 8% of net sales arising from wholesale sales of such goods.

Operating Agreement

At the Closing, in connection with the Membership Interest Purchase Agreement, Seller, Contribution Co and an affiliate of WHP will enter into an amended and restated limited liability company agreement governing the operations of the Joint Venture (the “Operating Agreement”). Cash earnings of the Joint Venture will be distributed quarterly to the Company (through Seller and Contribution Co) and WHP on a pro rata basis. Under the Operating Agreement, the Joint Venture will be managed by a board of managers controlled by WHP, subject to the Company’s right to approve certain action by the Joint Venture. The Operating Agreement precludes the Company from entering into any partnership or other similar agreement or any sale, merger or other divestiture with certain Restricted Parties (as defined in the Operating Agreement). Pursuant to the Operating Agreement, each of WHP and the Company will agree to provide the other with a right of first offer with respect to any Retail Opportunity (as defined in the Operating Agreement).
EXPRESS, INC. | Q3 2022 Form 10-Q | 25

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

All references herein to “the third quarter of 2022” and “the third quarter of 2021” represent the thirteen weeks ended October 29, 2022 and October 30, 2021, respectively.

Our management's discussion and analysis of financial condition and results of operations is presented in the following sections:

\

OVERVIEW
Express is a modern, multichannel apparel and accessories brand grounded in versatility, guided by its purpose - We Create Confidence. We Inspire Self-Expression. - and powered by a styling community. Launched in 1980 with the idea that style, quality and value should all be found in one place, Express has been a part of some of the most important and culture-defining fashion trends. The Express Edit design philosophy ensures that the brand is always ‘of the now’ so people can get dressed for every day and any occasion knowing that Express can help them look the way they want to look and feel the way they want to feel. We operate 566 retail and factory outlet stores in the United States and Puerto Rico, the express.com online store and the Express mobile app.

\

COVID-19 PANDEMIC AND OTHER TRENDS
In March 2020, the World Health Organization declared the novel strain of coronavirus ("COVID-19") a global pandemic and recommended containment and mitigation measures. Our business operations and financial performance have been materially impacted by the COVID-19 pandemic. Due to the continued evolution of the pandemic, we continue to see certain disruptions and volatility in our business. While trends in the severity of new cases of COVID-19 in the United States improved during the thirty-nine weeks ended October 29, 2022, we cannot reasonably estimate the extent to which our business will continue to be affected by the COVID-19 pandemic.
Additionally, the COVID-19 pandemic, challenging macroeconomic conditions due to inflation, rising interest rates, recessionary concerns and recent geopolitical conditions, including impacts from the ongoing conflict between Russia and Ukraine and increased tensions between China and Taiwan, have all contributed to disruptions and rising costs to global supply chains. Our ability to continue to replenish our inventory to meet continued levels of consumer demand could be impacted by further delays or disruptions. We expect these impacts to continue for as long as the global supply chain is experiencing these challenges. For additional information regarding risks related
EXPRESS, INC. | Q3 2022 Form 10-Q | 26

to the COVID-19 pandemic and these related operational and industry risks, see “Item 1A. Risk Factors: Operational and Industry Risk Factors” in our Annual Report.

FINANCIAL DETAILS FOR THE THIRD QUARTER OF 2022

•Net sales decreased 8% to $434.1 million
•Comparable sales decreased 8%
•Comparable retail sales (includes both retail stores and eCommerce sales) decreased 11%
•Comparable outlet sales were flat
•Gross margin percentage decreased 540 basis points to 27.8%
•Operating income decreased $45.8 million to a loss of $29.5 million
•Net income decreased $47.5 million to a loss of $34.4 million
•Diluted earnings per share decreased $0.69 to $0.50

The following charts show key performance metrics for the third quarter of 2022 compared to the third quarter of 2021.

EXPRESS, INC. | Q3 2022 Form 10-Q | 27

OUTLOOK & THIRD QUARTER UPDATE
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

We saw continued strength in our men’s business with comparable sales growth across most categories in the third quarter of 2022. However, our women’s business was impacted by the soft demand environment that became more competitive, and much more promotional, as the third quarter of 2022 progressed.

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

Our stores are the place where our community comes together. We host in-store events and simultaneously stream some of them online. These events broaden the reach of our brand purpose through the participants’ social media and drive video views across all social platforms. During the third quarter of 2022, we featured store associates and Style Editors in our brand campaign for the first time and delivered some of our best performing social media content to date. We are reimagining the customer experience through a pilot program in select stores, and renovating and refreshing a number of stores to elevate the customer experience and present a more consistent brand identity across the fleet.

Customer
We are successfully engaging existing customers and acquiring new ones. Our Express Insider loyalty program brought in five million new customers since its relaunch in the first quarter of 2021. We continue to operate with the highest number of active loyalty members in our history.
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
EXPRESS, INC. | Q3 2022 Form 10-Q | 28

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

Comparable Sales
Description
Comparable sales is a measure of the amount of sales generated in a period relative to the amount of sales generated in the comparable prior year period. Comparable sales for the third quarter of 2022 was calculated using the thirteen weeks ended October 29, 2022 as compared to the thirteen weeks ended October 30, 2021.

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
EXPRESS, INC. | Q3 2022 Form 10-Q | 29

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
EXPRESS, INC. | Q3 2022 Form 10-Q | 30

RESULTS OF OPERATIONS
The Third Quarter of 2022 compared to the Third Quarter of 2021
Net Sales

	Thirteen Weeks Ended
	October 29, 2022	October 30, 2021
Net sales (in thousands)	$434,145	$471,981
Comparable retail sales	(11)%	52%
Comparable outlet sales	—%	33%
Total comparable sales percentage change	(8)%	46%
Gross square footage at end of period (in thousands)	4,683	4,744
Number of:
Stores open at beginning of period	564	567
New retail stores	—	—
New outlet stores	—	1
New Express Edit stores	4	2
New UpWest stores	1	1
Closed stores	(3)	(1)
Stores open at end of period	566	570
Net sales in the third quarter of 2022 decreased approximately $37.8 million compared to the third quarter of 2021. The decrease in sales was primarily attributed to the challenging macroeconomic and consumer conditions which became more pronounced as the third quarter progressed, primarily affecting our women’s and eCommerce businesses.
Gross Profit
The following table shows cost of goods sold, buying and occupancy costs, gross profit in dollars, and gross margin percentage for the stated periods:

	Thirteen Weeks Ended
	October 29, 2022	October 30, 2021
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$313,528	$315,173
Gross profit	$120,617	$156,808
Gross margin percentage	27.8%	33.2%
The 540 basis point decrease in gross margin percentage, or gross profit as a percentage of net sales, in the third quarter of 2022 compared to the third quarter of 2021 was comprised of a decrease in merchandise margin of 360 basis points and an increase in buying and occupancy costs as a percentage of net sales of 180 basis points. The decrease in merchandise margin was primarily driven by softness in our women's business and increased promotions to address the competitive environment. The deleverage in buying and occupancy was driven by decreased sales.
EXPRESS, INC. | Q3 2022 Form 10-Q | 31

Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	Thirteen Weeks Ended
	October 29, 2022	October 30, 2021
	(in thousands, except percentages)
Selling, general, and administrative expenses	$150,090	$141,055
Selling, general, and administrative expenses, as a percentage of net sales	34.6%	29.9%
The $9.0 million increase in selling, general, and administrative expenses in the third quarter of 2022 as compared to the third quarter of 2021 was primarily driven by store wage pressures from minimum wage and merit as well as strategic payroll initiatives implemented during the third quarter.
Interest Expense, Net
The following table shows interest expense in dollars for the stated periods:

	Thirteen Weeks Ended
	October 29, 2022	October 30, 2021
	(in thousands)
Interest expense, net	$4,668	$2,879
The $1.8 million increase in interest expense in the third quarter of 2022 as compared to the third quarter of 2021 was the result of increased borrowings under our Amended Revolving Credit Facility, which was impacted by increasing variable rates of interest. Refer to Note 7 in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion regarding our borrowings during the thirteen weeks ended October 29, 2022.
Income Tax Expense
The following table shows income tax expense in dollars for the stated periods:

	Thirteen Weeks Ended
	October 29, 2022	October 30, 2021
	(in thousands)
Income tax expense	$780	$289
The effective tax rate was (2.3)% and 2.2% for the thirteen weeks ended October 29, 2022 and October 30, 2021, respectively. The effective tax rate for the thirteen weeks ended October 29, 2022 reflects the impact of non-deductible executive compensation and the recording of an additional valuation allowance against the Company's current-year losses. The effective tax rate for the thirteen weeks ended October 30, 2021 was driven by an improved full-year operational forecast, offset by a reduction to the valuation allowance needed for current year results.
EXPRESS, INC. | Q3 2022 Form 10-Q | 32

The Thirty-Nine Weeks Ended October 29, 2022 compared to the Thirty-Nine Weeks Ended October 30, 2021
Net Sales

	Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021
Net sales (in thousands)	$1,349,849	$1,275,367
Comparable retail sales	5%	39%
Comparable outlet sales	9%	21%
Total comparable sales percentage change	6%	34%
Gross square footage at end of period (in thousands)	4,683	4,744
Number of:
Stores open at beginning of period	561	570
New retail stores	—	—
New outlet stores	—	1
New Express Edit stores	5	6
New UpWest stores	8	7
Closed stores	(8)	(14)
Stores open at end of period	566	570
Net sales for the thirty-nine weeks ended October 29, 2022 increased approximately $74.5 million compared to the thirty-nine weeks ended October 30, 2021. The increase in sales was primarily attributed to our product and brand strategies resonating with our customers, especially in the first and second quarters of 2022 which reflected continued recovery of our business from the impacts of the COVID-19 pandemic, as compared to the thirty-nine weeks ended October 30, 2021 which were negatively impacted by COVID-19.
Gross Profit
The following table shows cost of goods sold, buying and occupancy costs, gross profit in dollars, and gross margin percentage for the stated periods:

	Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$944,031	$890,448
Gross profit	$405,818	$384,919
Gross margin percentage	30.1%	30.2%
The 10 basis point decrease in gross margin percentage, or gross profit as a percentage of net sales, for the thirty-nine weeks ended October 29, 2022 compared to the thirty-nine weeks ended October 30, 2021 was comprised of a decrease in merchandise margin of 160 basis points and a decrease in buying and occupancy costs as a percentage of net sales of 150 basis points. The decrease in merchandise margin was primarily driven by increased product costs of approximately $10.8 million due to an increase in the freight component of our cost of goods sold. In the third quarter of 2022 we saw softness in our women's business and we increased promotions to address the competitive environment. The improvement in buying and occupancy leverage was driven by increased sales.
EXPRESS, INC. | Q3 2022 Form 10-Q | 33

Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021
	(in thousands, except percentages)
Selling, general, and administrative expenses	$434,461	$395,010
Selling, general, and administrative expenses, as a percentage of net sales	32.2%	31.0%
The $39.5 million increase in selling, general, and administrative expenses for the thirty-nine weeks ended October 29, 2022 as compared to the thirty-nine weeks ended October 30, 2021 was primarily driven by sales increases and store wage pressures from minimum wage and merit as well as strategic payroll initiatives implemented during the thirty-nine weeks ended October 29, 2022.
Interest Expense, Net
The following table shows interest expense in dollars for the stated periods:

	Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021
	(in thousands)
Interest expense, net	$11,962	$12,246
The $0.3 million decrease in interest expense for the thirty-nine weeks ended October 29, 2022 as compared to the thirty-nine weeks ended October 30, 2021 was the result of lower borrowing levels under our Term Loan Facility and incremental amortization charges incurred due to the pay down of the delayed draw term loan facility during the thirty-nine weeks ended October 30, 2021. This was offset by increased borrowings under our Amended Revolving Credit Facility, which was impacted by increasing variable rates of interest. Refer to Note 7 in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion regarding our borrowings during the thirty-nine weeks ended October 29, 2022.
Income Tax Expense
The following table shows income tax benefit in dollars for the stated periods:

	Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021
	(in thousands)
Income tax expense	$549	$227
The effective tax rate was (1.4)% and (1.0)% for the thirty-nine weeks ended October 29, 2022 and October 30, 2021, respectively. The effective tax rate for the thirty-nine weeks ended October 29, 2022 reflects the impact of non-deductible executive compensation and the recording of an additional valuation allowance against current year losses. The effective tax rate for the thirty-nine weeks ended October 30, 2021 reflects the impact of non-deductible executive compensation and the release of a valuation allowance against forecasted taxable earnings.
Non-GAAP Financial Measure
Included in the table below is earnings before interest, taxes, depreciation, and amortization ("EBITDA") for the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021, respectively. We supplement the reporting of our financial information determined under United States generally accepted accounting principles ("GAAP") with certain non-GAAP financial measures such as EBITDA.
EXPRESS, INC. | Q3 2022 Form 10-Q | 34

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net (loss)/income	$(34,448)	$13,086	$(39,326)	$(21,999)
Interest expense, net	4,668	2,879	11,962	12,246
Income tax expense	780	289	549	227
Depreciation and amortization	14,550	15,662	43,763	48,418
EBITDA (Non-GAAP Measure)	$(14,450)	$31,916	$16,948	$38,892

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

Based upon the sales and results of operations seen during the thirty-nine weeks ended October 29, 2022, as well as the availability of additional liquidity under the Amended Revolving Credit Facility, and expense control and other measures taken to date, we continue to be in compliance with the financial covenants under our Amended Revolving Credit Facility and Term Loan Facility. We plan to continue enhancing our liquidity by selling through our inventory at appropriate retail prices and managing our costs. We believe this will result in sufficient cash flows to support our ongoing operations and to meet our covenant requirements under the Amended Revolving Credit Facility and Term Loan Facility for one year following the date that these unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report are issued and beyond however, due to the uncertainty related to the challenging macroeconomic, consumer and competitive environments we could experience material changes to forecasted revenues and cash flows and may experience difficulty remaining in compliance with financial covenants.

On November 28, 2022, we completed two transactions in support of a comprehensive plan to refinance our capital structure and expand liquidity access. The first increased the maximum available under our Amended Revolving Credit Facility by $40.0 million to $290.0 million. The second refinanced and reduced our fixed debt exposure by amending the current $140.0 million Term Loan Facility, including refinancing the $90.0 million FILO Term Loan and terminating the $50.0 million Delayed Draw Term Loan, of which $43.0 million was previously paid down.

EXPRESS, INC. | Q3 2022 Form 10-Q | 35

To fund our normal working capital requirements we will continue to utilize our Amended Revolving Credit Facility and $90.0 million outstanding on our Term Loan Facility following the refinancing completed on November 28, 2022. We have (and in the future may continue to have) a negative working capital balance. Our current liabilities include current operating lease liabilities, for which the corresponding operating right of use assets are recorded as non-current on our unaudited Consolidated Balance Sheets. However, the cash collected from our sales is typically collected before payment is due on our current liabilities. The Amended Revolving Credit Facility and the Term Loan Facility contain certain affirmative and negative covenants. Refer to Note 7 of our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our Amended Revolving Credit Facility and Term Loan Facility and the refinancing transactions completed following the end of the third quarter of 2022.

Analysis of Cash Flows
A summary of cash provided by or used in operating, investing, and financing activities is shown in the following table:

	Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021
	(in thousands)
(Used in) provided by operating activities	$(95,869)	$78,284
Used in investing activities	(24,340)	(18,095)
Provided by (used in) financing activities	103,625	(79,268)
Decrease in cash and cash equivalents	(16,584)	(19,079)
Cash and cash equivalents at end of period	$24,592	$36,795
Operating Activities
Our business relies on cash flows from operations as our primary source of liquidity, with the majority of those cash flows being generated in the fourth quarter of the year. Our primary operating cash needs are for merchandise inventories, payroll, store rent and marketing. For the thirty-nine weeks ended October 29, 2022, our cash flows used in operating activities were $95.9 million compared to $78.3 million provided by operating activities for the thirty-nine weeks ended October 30, 2021. This $174.2 million decrease in cash flows from operating activities for the thirty-nine weeks ended October 29, 2022 as compared to the same period in 2021 was primarily driven by changes in working capital and an increase in net loss of $17.3 million compared to 2021. The changes in working capital were primarily driven by a decrease in accounts payable due to the payment of inventory related amounts on the unaudited Consolidated Balance Sheets at January 29, 2022. Operating cash flows for the thirty-nine weeks ended October 30, 2021 were positively impacted by the receipt of approximately $60.0 million of CARES Act receivable.
Investing Activities
We also use cash for investing activities. Our capital expenditures consist primarily of new and remodeled store construction and fixtures and investments in information technology. We had capital expenditures of approximately $24.3 million and $18.1 million for the thirty-nine weeks ended October 29, 2022 and October 30, 2021, respectively. The $6.2 million increase in investing activities was primarily driven by investments in information technology to support our strategic business initiatives. We expect capital expenditures for the remainder of 2022 to be approximately $26.0 million, primarily driven by new and remodeled store construction and investments in information technology.
Financing Activities
Credit Facilities
During the thirty-nine weeks ended October 29, 2022 we borrowed a net additional $109.0 million on our Amended Revolving Credit Facility to fund normal working capital needs. In addition, we made $3.4 million in mandatory repayments on our $90.0 million FILO Term Loan.
As of October 29, 2022, the net amount outstanding under our facilities was $235.4 million, of which $4.5 million is classified as short-term debt and $230.9 million is classified as long-term debt on the unaudited Consolidated
EXPRESS, INC. | Q3 2022 Form 10-Q | 36

Balance Sheet, net of unamortized costs, and approximately $47.0 million was available for borrowing under our Amended Revolving Credit Facility subject to certain borrowing base limitations and after outstanding letters of credit in the amount of $24.6 million, primarily related to our third party logistics contract. Refer to Note 7 of our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our Amended Revolving Credit Facility and Term Loan Facility and the refinancing transactions completed following the end of the third quarter of 2022.
Share Repurchases
On November 28, 2017, the Board approved a share repurchase program that authorizes us to repurchase up to $150.0 million of our outstanding common stock using available cash. During the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021, respectively, we did not repurchase shares under the stock repurchase program.

ATM Equity Offering Sales Agreement
On June 3, 2021, we entered into an ATM Equity Offering Sales Agreement (the “Sales Agreement”) with BofA Securities, Inc. (“BofA”), as the sales agent to sell up to 15.0 million shares of our common stock, par value $0.01 per share, through an “at-the-market” offering program. Such shares were to be issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-253368) filed with the SEC on April 6, 2021. During the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021, we did not sell any shares under the Sales Agreement. In December 2022, we terminated the Sales Agreement. See Note 10 to our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further information related to our termination of the Sales Agreement.

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

As of October 29, 2022, we had approximately $144.0 million in borrowings outstanding under our Amended Revolving Credit Facility and approximately $93.4 million in borrowings outstanding under our Term Loan Facility. Based on the levels of borrowings under our credit facilities at October 29, 2022, we estimate that a 100 basis point increase or decrease in underlying interest rates would increase or decrease annual interest expense by approximately $2.4 million. This hypothetical analysis may differ from the actual change in interest expense due to potential changes in interest rates or gross borrowings outstanding under our credit facilities.

With the exception of the changes in the levels of borrowings under our Amended Revolving Credit Facility and Term Loan Facility as well as the refinancing transactions following the end of the third quarter of 2022, discussed in Note 7 of our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report, there have been no material changes in our quantitative and qualitative market risks from those disclosed in our Annual Report.

EXPRESS, INC. | Q3 2022 Form 10-Q | 37

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 29, 2022.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the third quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the event that our proposed strategic partnership with WHP Global is not consummated, the trading price of our common stock and our future business and results of operations may be negatively affected.
The conditions to the consummation of the proposed strategic partnership with WHP Global may not be satisfied. If the partnership is not consummated, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the proposed transaction. For these and other reasons, failure to consummate the partnership could adversely affect our business and results of operations. Furthermore, if we do not consummate the partnership, the price of our common stock may decline from the current market price, which we believe reflects a market assumption that the partnership will be consummated. Certain costs associated with the potential partnership have already been incurred or may be payable even if the transaction is not consummated. Further, a
EXPRESS, INC. | Q3 2022 Form 10-Q | 38

failed partnership may result in negative publicity and a negative impression of us in the investment community. Finally, any disruptions to our business resulting from the announcement and pendency of the partnership, including any adverse changes in our relationships with our customers, vendors and employees or recruiting and retention efforts, could continue or accelerate in the event of a failed partnership.

We may not be successful in our strategic partnership with WHP Global and the relationship may divert resources away from existing operations or expose us to liabilities, which could adversely affect our business, results of operations and financial condition.
We are investing a substantial amount of time, resources and efforts in connection with our proposed strategic partnership with WHP and WHP Global. All of these actions divert resources away from our other initiatives and operations particularly with respect to product sales in the United States. These efforts may not result in the anticipated additional products, efficiencies or revenues for our Company, which could adversely affect our business, operating results and financial condition as a result.

We may fail to realize the benefits expected from our proposed partnership with WHP Global, which could adversely affect our stock price.
The anticipated benefits we expect from the proposed partnership may not materialize as expected or which may prove to be inaccurate. The value of our common stock following the consummation of the proposed partnership could be adversely affected if we are unable to realize the anticipated benefits from the partnership on a timely basis or at all. The challenges involved in this achieving the benefits of the partnership, which will be complex and time-consuming, include the following:
▪difficulties entering new markets and integrating new strategies in which we have no or limited direct prior experience;
▪successfully managing relationships with our combined customer, supplier and distributor base;
▪the increased scale and complexity of our operations resulting from the partnership; and
▪retaining key employees.
If we do not successfully manage these issues and the other challenges inherent in consummating the partnership, then we may not achieve the anticipated benefits of the partnership. Moreover, we may not be able to achieve our expected synergies without increases in costs or other difficulties. We expect to incur expenses in connection with the consummation of the partnership. Such expenses are difficult to estimate accurately, and may exceed current estimates. Accordingly, the benefits from the partnership may be offset by costs incurred or delays in consummating the partnership. Any of the foregoing factors could cause our revenue, expenses, operating results and financial condition to be materially adversely affected.
EXPRESS, INC. | Q3 2022 Form 10-Q | 39

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding the purchase of shares of our common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during each month of the quarterly period ended October 29, 2022:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs(2)
	(in thousands, except per share amounts)
July 31, 2022 - August 27, 2022	1	$2.30	—	$34,215
August 28, 2022 - October 1, 2022	30	$1.27	—	$34,215
October 2, 2022 - October 29, 2022	4	$1.19	—	$34,215
Total	35		—

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
None.
EXPRESS, INC. | Q3 2022 Form 10-Q | 40

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

EXPRESS, INC. | Q3 2022 Form 10-Q | 41

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	December 8, 2022	EXPRESS, INC.

		By:	/s/ Jason Judd
Jason Judd
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXPRESS, INC. | Q3 2022 Form 10-Q | 42