Form 10-K
period 2023-01-28
EXPRESS, INC.
filed 2023-03-31
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒
Aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of July 30, 2022: $111,275,008.
The number of outstanding shares of the registrant's common stock was 73,761,930 as of February 25, 2023.

EXPRESS, INC. | 2022 Form 10-K | 1

DOCUMENT INCORPORATED BY REFERENCE:

Certain portions of the registrant's definitive Proxy Statement for its 2023 Annual Meeting of Stockholders, which is expected to be filed with the Commission within 120 days after the end of the registrant's 2022 fiscal year ("Proxy Statement for our 2023 Annual Meeting of Stockholders"), to be held on June 7, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.
EXPRESS, INC. | 2022 Form 10-K | 2

EXPRESS, INC. | 2022 Form 10-K | 3

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

Operational and Industry Risks

▪general economic conditions and changes in consumer spending, including as a result of recent high inflation and fears of a potential recession;
▪customer traffic at malls, shopping centers, and at our stores;
▪the COVID-19 pandemic has had, and may in the future have, an adverse effect on our business operations, financial condition, liquidity and cash flow;
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
EXPRESS, INC. | 2022 Form 10-K | 4

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

Risks Related to our Strategic Partnership with WHP

▪our ability to realize success in our strategic partnership with WHP and the potential for the relationship with WHP to divert resources away from existing operations or expose us to liabilities; and
▪our inability to realize the benefits and synergies of the transaction.

Information Technology Risks

▪the failure or breach of information systems upon which we rely;
▪the increase of our employees working remotely and use of technology for work functions; and
▪our ability to protect our customer data from fraud and theft.

Financial Risks

▪our substantial lease obligations;
▪restrictions imposed on us under the terms of our current credit facility, including asset based requirements related to inventory levels, ability to make additional borrowings, and restrictions on our ability to repurchase shares of our common stock;

▪our inability to maintain compliance with covenants in our current credit facility; and
▪impairment charges on property and equipment and our right of use assets.

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
▪our failure to regain compliance with the continued listing requirements of the New York Stock Exchange ("NYSE"), or any future failure to meet those requirements, could result in the delisting of our common stock;

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

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. For a discussion of these risks and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Item 1A. Risk Factors” included
EXPRESS, INC. | 2022 Form 10-K | 5

elsewhere in this Annual Report. The forward-looking statements included in this Annual Report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as required by law.
EXPRESS, INC. | 2022 Form 10-K | 6

PART I
ITEM 1. BUSINESS.
In this section, "Express", "we", "us", "the Company", and "our" refer to Express, Inc. and its consolidated subsidiaries as a combined entity. Our fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. All references herein to the Company's fiscal years are as follows:

Fiscal Year	Year Ended	Number of Weeks
2022	January 28, 2023	52
2021	January 29, 2022	52
2020	January 30, 2021	52

GENERAL
Express, Inc., together with its subsidiaries (“Express” or the “Company”), is a fashion retail company whose business includes an omnichannel operating platform, physical and online stores, and a multi-brand portfolio that includes Express and UpWest. The Express brand launched in 1980 with the idea that style, quality and value should all be found in one place. Today, Express is a brand with a purpose - We Create Confidence. We Inspire Self-Expression. - powered by a styling community. UpWest launched in 2019 with a purpose to Provide Comfort for People & Planet.
As of January 28, 2023, we operated 553 stores across the United States and in Puerto Rico, including 198 factory outlet stores. Our stores are located primarily in high-traffic shopping malls, lifestyle centers, outlet centers, and street locations, and average approximately 8,200 gross square feet. We also sell our products through our online store, www.express.com, our mobile app, as well as through franchisees who operate Express locations in Latin America pursuant to franchise agreements. Our 2022 merchandise sales were comprised of 92% apparel and 8% accessories and other and 52% women's and 48% men's.
WHP Strategic Partnership
On December 8, 2022, we entered into a strategic partnership with WHP Global (“WHP”), a leading global brand management firm. The mutually transformative strategic partnership advances our omnichannel platform which is expected to drive accelerated, long-term growth through the acquisition and operation of a portfolio of brands. The Company and WHP also formed EXP Topco, LLC, an intellectual property joint venture (the “Joint Venture”), intended to scale the Express brand through new domestic category licensing and international expansion opportunities. Refer to Note 4 included elsewhere in this Annual Report for further discussion regarding the WHP partnership.

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
EXPRESS, INC. | 2022 Form 10-K | 7

create a modern, flexible wardrobe. The Express brand differentiates itself by offering terrific value, great fits, premium fabrics and impeccable details, with each style designed to help you express your style.
•Reengineered Go To Market Processes
We implemented our new go to market process in the Spring of 2020 and our teams have been better aligned, our products speed to market has increased, and we have better cross functional coordination in the field and at the home office. This transformed process began with a unified brand presentation increasing our speed to market, streamlining our calendars, and ensuring better integration across all of our marketing touchpoints. We have achieved our goal of being more efficient, more effective, and more connected across functions and faster to market at a reduced cost. We have also worked more closely with our suppliers to achieve better alignment on the aesthetics, fit and quality our customers want. All of these efforts continue to help us bring more newness in our assortment more often and mitigate the supply chain challenges facing us today.
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

OUR PRODUCTS
The majority of our apparel designs are created by our in-house design team. We believe every day is an occasion and we want to help our customers dress for it. We established a design and merchandising philosophy called the Express Edit that supports our brand promise: “to edit the best of now for real life versatility”. We are designing best-in-class, modern product at incredible value. Below are the four ideas that define the Express Edit merchandising philosophy:
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

OMNICHANNEL CUSTOMER EXPERIENCE
We are committed to enhancing our omnichannel customer experience that offers a seamless shopping experience whether the customer is shopping in a store or online through a desktop, tablet, or mobile device. The mutually transformative strategic partnership with WHP advances the Company's omnichannel platform and we expect the
EXPRESS, INC. | 2022 Form 10-K | 8

partnership with WHP to drive accelerated, long-term growth through the acquisition and operation of a portfolio of brands. We believe the lines between our store and eCommerce channels are disappearing as customers increasingly interact with us both in-store and online and often through mobile devices while in stores. As a result, we are focused on leveraging the best of both channels to create an exceptional omnichannel shopping experience.

We design our stores to create a distinctive and engaging shopping environment and project our image of Express as a fashion authority. Our stores feature a vibrant and youthful look, bright signage and popular music. Our stores are constructed and finished to allow us to efficiently shift merchandise displays throughout the year as seasons dictate. To further enhance our customers' experience, we seek to attract enthusiastic store associates who are committed to offering a high level of customer service. We believe our managers and associates are well equipped to assist and inspire our customers as a result of education and training we provide, the culture of accountability we foster, the incentives we offer, and the decision-making authority we grant to store managers. On average, our store managers have been with Express for approximately six years.
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
We use a proprietary customer database, together with data analytics, to customize our communications and make targeted offers to customers in an effort to increase customer traffic in-store and online and to increase conversion. During the first quarter of 2021, we rebranded and relaunched our Express Insider loyalty program and we ended 2022 with the highest number of active loyalty members in the Company's history.
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

TECHNOLOGY
We rely on information technology to operate our business. Our information technology provides a full range of business process support and information to our store, eCommerce, merchandising, financial and real estate teams. We utilize a combination of customized and industry standard software systems to provide various functions related to point-of-sale, inventory management, design, planning and allocation, and financial reporting. In addition, we continue to enhance and upgrade our online experience through both the web and our mobile app. We believe these systems and enhancements will continue to increase our ability to acquire and retain customers and ultimately accelerate our transformation from a store in the mall to a brand with a purpose powered by a styling community.

SOURCING
Our Sourcing Methods
We utilize a broad base of manufacturers located throughout the world that we believe produce goods at the level of quality that our customers desire and can supply products to us on a timely basis at competitive prices. We do not
EXPRESS, INC. | 2022 Form 10-K | 9

own or operate any manufacturing facilities and, as a result, contract with third-party vendors for the production of all of our merchandise. We purchase both apparel and accessories through buying agents and directly from vendors. In exchange for a commission, our buying agents identify suitable vendors and coordinate our purchasing requirements with vendors by placing orders for merchandise on our behalf, facilitating the timely delivery of goods to us, obtaining samples of merchandise produced in factories, inspecting finished merchandise, and carrying out vendor compliance monitoring and administrative communications on our behalf.
We purchase the majority of our merchandise outside of the United States through arrangements with approximately 60 vendors utilizing approximately 220 manufacturing facilities located in approximately 20 countries throughout the world, primarily in Asia. The top five countries from which we sourced our merchandise in 2022 were Vietnam, China, Indonesia, India and Bangladesh, based on total cost of merchandise purchased. The top 10 manufacturing facilities, based on cost, supplied approximately 26% of our merchandise in 2022. We purchase merchandise using purchase orders, and therefore are not subject to long-term production contracts with any vendors, manufacturers, or buying agents.
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

DISTRIBUTION
We utilize two facilities for the distribution of our product, both of which are owned and operated by third parties. Virtually all of the merchandise sold in our stores and on our website is first received and processed at a central distribution facility in Columbus, Ohio. From there, merchandise allocated to be sold in stores is shipped to our stores and merchandise to be sold online direct-to-consumer is shipped to a distribution facility in Richwood, Kentucky (the "Richwood Facility"). Merchandise is typically shipped to such stores and to the Richwood Facility via third-party delivery services multiple times per week, thereby providing them with a steady flow of inventory. The third party who operates the Richwood Facility is responsible for fulfilling the majority of the orders placed through our website and shipping the merchandise directly to customers or to stores for pickup, via third-party delivery services. In addition, approximately 318 retail stores have the ability to ship select online merchandise directly to our customers.
EXPRESS, INC. | 2022 Form 10-K | 10

STORES
As of January 28, 2023, we operated a total of 5531,2 stores in 45 states across the United States, as well as in the District of Columbia and Puerto Rico.
The following list shows the number of stores we operated in the United States and Puerto Rico as of January 28, 2023:

Location	Count	Location	Count	Location	Count
Alabama	3	Kentucky	4	North Dakota	1
Arizona	8	Louisiana	7	Ohio[2]	17
Arkansas	2	Maine	3	Oklahoma	5
California[2]	64	Maryland	14	Oregon[2]	3
Colorado	9	Massachusetts[1,2]	16	Pennsylvania[1]	24
Connecticut[1]	9	Michigan	16	Puerto Rico	3
District of Columbia[1,2]	2	Minnesota[2]	11	Rhode Island	2
Delaware	2	Mississippi	2	South Carolina	6
Florida[1]	49	Missouri[1]	9	South Dakota	1
Georgia	15	Nebraska	3	Tennessee	8
Hawaii	1	Nevada	9	Texas[2]	51
Idaho	1	New Hampshire	4	Utah	3
Illinois[2]	26	New Jersey	26	Virginia[2]	15
Indiana	13	New Mexico	3	Washington	9
Iowa	6	New York[1,2]	38	Wisconsin	10
Kansas	4	North Carolina	16
				Total	553
1.Store count includes Express Edit stores
2.Store count includes UpWest stores
The following list shows the number of stores operated by our franchisees by country as of January 28, 2023:

Location	Count
Costa Rica	2
Panama	2
El Salvador	1
Guatemala	1
Total	6

INTELLECTUAL PROPERTY
The Express trademark and certain variations thereon, such as Express World Brand, are registered or are subject to pending trademark applications with the United States Patent and Trademark Office and/or with the registries of many foreign countries. In addition, the Express trademarks are used in many registered domain names, including express.com. During the fourth quarter of 2022, we sold certain intellectual property to the Joint Venture, and received a license back to such intellectual property under the Intellectual Property License Agreement discussed further below.
Intellectual Property License Agreement
In connection with the strategic partnership with WHP, we entered into an Intellectual Property License Agreement (the “License Agreement”) with the Joint Venture. The License Agreement provides us with an exclusive license in
EXPRESS, INC. | 2022 Form 10-K | 11

the United States to the intellectual property we contributed pursuant to the membership interest purchase agreement entered into by and among the Company, WHP and Express LLC, a wholly owned subsidiary of the Company (the “Membership Interest Purchase Agreement”) and certain other intellectual property. The initial term of the License Agreement is 10 years, and the License Agreement automatically renews for successive renewal terms of 10 years (unless we provide notice of non-renewal at least 24 months prior to the end of the initial or applicable renewal term). Except for our right not to renew the License Agreement, the License Agreement is not terminable by either party. Pursuant to the License Agreement, we are required to pay actual royalties at a rate of (i) 3.25% of net sales arising from retail sales of certain licensed goods in the first through the fifth contract years (and 3.5% thereafter), and (ii) 8% of net sales arising from wholesale sales of such goods. Cash earnings in the Joint Venture are distributed quarterly to both the Company and WHP on a pro rata basis. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” Note 2, Note 4 and Note 8 in our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further discussion.

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
Associates
We currently employ approximately 11,000 associates. Approximately 900 associates are based at our corporate locations in either Columbus or New York City, approximately 40 are field-based regional and district managers, approximately 1,000 are in-store managers and assistant managers, and approximately 9,000 are in-store sales associates. Approximately 30% of our associates are full-time and the remaining 70% are part-time. We employ temporary, seasonal associates at times, primarily during peak holiday selling periods. None of our associates are represented by a union. We believe our relations with our associates are good.
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
EXPRESS, INC. | 2022 Form 10-K | 12

Board Oversight
Human capital management is incorporated into discussions of our Board of Directors throughout the year and the Board of Directors maintains oversight over the Company's human capital, including talent management and succession planning. The Compensation and Governance Committee has oversight over our compensation and benefits programs, as well as our Environmental, Social and Governance ("ESG") program. Generally, we consider our commitment to ESG matters to include, among other things, respect for human rights, ethical and sustainable sourcing, environmental and climate change initiatives, evaluating the impact of our practices on the communities in which we operate and our associates, and charitable giving.

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
EXPRESS, INC. | 2022 Form 10-K | 13

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

OPERATIONAL AND INDUSTRY RISK FACTORS
Our business is sensitive to consumer spending and general economic conditions. Recessionary, slow growth, or other difficult economic conditions have had, and could continue to have, an adverse effect on our financial performance, liquidity and capital resources.
Consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. Our business has been impacted, and may continue to be impacted, by factors that affect domestic and worldwide economic conditions and disposable income, particularly those that affect our target demographic, including recent high inflation, fears of a potential recession, unemployment levels, levels of consumer debt, availability of consumer credit, levels of student debt, healthcare costs, prices of non-discretionary consumer goods, reductions in net worth based on declines in the financial, residential real estate and mortgage markets, tax rates, fuel and energy prices, interest rates, consumer confidence and perceptions of personal well-being and security, the value of the United States dollar versus foreign currencies, political and regulatory uncertainty, and other macroeconomic factors. Uncertain or deteriorating economic conditions may reduce the level of consumer spending and inhibit consumers' use of credit, which may adversely affect our revenues, profits, liquidity and capital resources. We are unable to predict how long the current negative macroeconomic environment will continue or the ongoing impact it will have on our target demographic and consumer spending and, in turn, our revenues, profits, liquidity and capital resources.
In recessionary periods or periods of slow growth, we may have to increase the number of promotional sales or otherwise dispose of inventory, including fabric, for which we have previously paid to manufacture or committed to purchase and/or increase our marketing and promotional expenses in response to lower than anticipated levels of demand for our products, which could adversely affect our profitability. Our financial performance may be particularly susceptible to economic and other conditions in regions or states where we have a significant number of stores. An economic downturn or a recession or continued economic volatility and uncertainty may also lead to reduced liquidity, increased credit risk, higher borrowing costs or reduced availability of capital and credit. As a result, we may experience difficulty remaining in compliance with the financial covenants under the agreements governing our indebtedness or we be unable to access additional sources of liquidity, including to fund our normal working capital requirements, in the credit and capital markets on favorable terms or at all.
In addition, difficult economic conditions may exacerbate some of the other risks described in this Item 1A. Risk Factors, including those risks associated with increased competition, decreases in mall traffic, brand reputation, our ability to develop and maintain a reliable omnichannel customer experience, our ability to execute our corporate strategy and achieve our strategic objectives, our ability to realize synergies from our strategic partnership with WHP, the interruption of the production and flow of merchandise, and leasing substantial amounts of space. The risks could be exacerbated individually or collectively.
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
EXPRESS, INC. | 2022 Form 10-K | 14

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
The COVID-19 pandemic has had, and may in the future have, an adverse effect on our business operations, financial condition, liquidity and cash flow.
The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, created significant volatility and disruption of financial markets, and has had an adverse impact on our business and financial performance. Transportation shortages, labor shortages and port congestion globally have in the past delayed and could in the future delay inventory orders and, in turn, deliveries to our customers and availability in our stores and on for our eCommerce business. These supply chain and logistics disruptions have impacted our inventory levels and revenues in prior periods and could impact our financial results in future periods. The extent of the impact of the pandemic on our business will depend on developments outside of our control including: the duration, severity and sustained geographic spread of the pandemic; additional waves of increased infections; the manner in which our customers, suppliers and other third parties respond to the pandemic; local or national rules, regulations or policies which may restrict travel and operating hours or impose other operating restrictions; and the extent to which associated prevention, containment, remediation and treatment efforts, including global vaccination programs and vaccine acceptance, are successful.
We face significant competition that could adversely affect our ability to generate higher net sales and margins and attract and retain talent.
We face substantial competition in the specialty retail apparel and accessories industry, including from individual and chain specialty apparel retailers, local, regional, national and international department stores, and eCommerce businesses. Recent proliferation of the direct-to-consumer channel has encouraged the entry of many new competitors and an increase in competition from established companies. Some of our competitors have competitive advantages relative to us, including greater financial, marketing, and other resources, lower prices, higher wages, greater eCommerce presence, more desirable store locations and faster speed-to-market. Further, our larger competitors may be better equipped to changing conditions that affect the competitive market and newer entrants may be viewed as more desirable by fashion-conscious consumers. In addition, disruptive innovation, by existing or new competitors, could alter the competitive landscape by improving the customer experience and heightening customer expectations, transforming supply chain and corporate operations through digital technologies and artificial intelligence and enhancing management decision-making through use of data analytics to develop new consumer insights. Many of our competitors sell their products in stores that are located in the same shopping malls or lifestyle centers as our stores and many also sell their products online either exclusively or in addition to brick-and-mortar stores. We expect the retail environment for apparel to remain highly competitive, which may result in lower prices, more promotions, and lower product margins. In addition to competing for sales, we compete for favorable site locations and lease terms in shopping malls and lifestyle centers, and our competitors may be able to secure more favorable locations than us as a result of their relationships with, or appeal to, landlords or their willingness and ability to pay more for leased space. We also compete with other retailers and service-based businesses for personnel. The competition for retail talent is increasing. We have experienced increases in labor costs and may need to continue to increase wages to attract and retain talent. Even still, we may not be able to attract, retain and develop the sufficient number of qualified individuals we need to operate our stores. We cannot assure you that we will be able to compete successfully against existing or future competitors or maintain our product margins, and our inability to do so could have a material adverse effect on us.
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
EXPRESS, INC. | 2022 Form 10-K | 15

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
The raw materials used to manufacture our merchandise are subject to availability constraints and price volatility caused by demand for cotton, petroleum-based synthetic textiles, and other fabrics, weather conditions, supply conditions, government regulations, including those associated with global climate change, economic climate, recent high inflationary, and other unpredictable factors. In addition, our transportation and labor costs are subject to price volatility caused by the price of energy, supply of labor, governmental regulations, higher minimum wages, economic climate, recent high inflation, and other unpredictable factors. In addition, the cost of labor at many of our manufacturers has been increasing significantly, and as the middle class in developing countries continues to grow, it is unlikely that such cost pressure will abate.
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
We purchase the majority of our merchandise outside of the United States through arrangements with approximately 60 vendors, utilizing approximately 220 manufacturing facilities located throughout the world, primarily in Asia and Central and South America. Political, social, or economic instability in Asia, Central, or South America, or in other regions where our products are made, could cause disruptions in trade, including exports. Other events that could also cause disruptions to our supply chain include:
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
•public health issues and social or political unrest;
•restrictions on the transfer of funds;
•the financial instability or bankruptcy of manufacturers;
•significant labor disputes;
•the inability of our vendors to source raw materials due to factory shut downs; and
•delays at ports, including as a result of shipping backlogs, availability of vessels or capacity constraints.
Political uncertainty in the United States may result in significant changes to U.S. trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the United States. Any of these factors could depress economic activity, restrict our sourcing from suppliers and have a material adverse effect on our business, financial condition and results of operations. We cannot predict whether the countries in which our merchandise is manufactured, or may
EXPRESS, INC. | 2022 Form 10-K | 16

be manufactured in the future, will be subject to new or additional trade restrictions imposed by the United States or other foreign governments, including the likelihood, type, or effect of any such restrictions. Trade restrictions, including new or increased tariffs or quotas, embargoes, safeguards, and customs restrictions against apparel items, as well as labor strikes and work stoppages, slowdowns or boycotts, and temporary closures of facilities or shipping ports caused by public health issues, could increase the cost or reduce or delay the supply of apparel available to us. As a result, we may be unable to meet our customers’ demands or pass on price increases to our customers. In addition, if imported merchandise becomes unavailable or more expensive, the transition to alternative sources may not occur in time to meet demand. The occurrence of any of these or other risks could adversely affect our business, financial condition, or results of operations.
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
EXPRESS, INC. | 2022 Form 10-K | 17

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
We rely on many different third parties to provide us with key services. For example, we rely on a third party to operate our central distribution facility in Columbus, Ohio and to provide certain inbound and outbound transportation and delivery services, distribution services, and customs services. We also rely on another third party to provide us with logistics and other services related to our eCommerce operations and another third party to provide telephone and online support to our customers. In connection with our sourcing activities, we rely on approximately 60 buying agents and vendors to help us source products from approximately 220 manufacturing facilities, and in connection with our marketing activities, we rely on third parties to administer our customer database, our loyalty program, our private label credit card program, and our gift cards. We also rely on third-party technology providers to provide us with various technology services and we rely on a third party to administer certain aspects of our payroll. If any of these third parties fails to perform their obligations to us, increases their prices, or declines to provide services to us in the future, we may suffer a disruption to our business, increased costs, harm to our brand, and loss of customers, which could have a material adverse effect on our business, results of operations, and financial position. Furthermore, we may be unable to provide these services or implement substitute arrangements on a timely and cost-effective basis on terms favorable to us.

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
EXPRESS, INC. | 2022 Form 10-K | 18

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
Our ability to maintain our reputation and meet the expectations of our customers is critical to our brand image. Our reputation could be jeopardized if we fail to maintain high standards for merchandise quality and customer experience, fail to maintain high ethical, social, and environmental standards for all of our operations and activities, or we fail to appropriately respond to concerns associated with any of the foregoing or any other concerns from our customers. Failure to comply with local laws and regulations, to maintain an effective system of internal controls, to protect our customer data, or to provide accurate and timely financial statement information could also hurt our reputation. Our position or perceived lack of position on environmental, social, governance, public policy or other similar issues, and any perceived lack of transparency about those matters could also harm our reputation with consumers or investors. We also rely on franchisees to help us maintain our brand image and any failure to do so could have a negative impact on us.
In addition, in recent years there has been increase in social media platforms and our use of social media platforms is an important element of our omnichannel marketing efforts. For example, we maintain various social media accounts. Actions taken by individuals that we partner with, such as brand representatives, influencers or our associates, that fail to represent our brand in a manner consistent with our brand image or act in a way that harms their reputation, whether through our social media platforms or their own, could harm our brand reputation and materially impact our business. Social media also allows for anyone to provide public feedback that could influence perceptions of our brand and reduce demand for our merchandise.
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
Our business continues to evolve from a largely brick-and-mortar retail business to an omnichannel retail business, including as a result of our recent strategic partnership with WHP. While historically we interacted with our customers largely through our in-store experience, the traditional mall retail landscape is changing and increasingly we interact with our customers across a variety of different channels, including in-store, online at www.express.com, through mobile technologies, including the Express mobile app, and social media. Our customers are increasingly using tablets and mobile phones to make purchases online and to help them in making purchasing decisions when in our stores. Our customers also engage with us online, including through social media, by providing feedback and
EXPRESS, INC. | 2022 Form 10-K | 19

public commentary about all aspects of our business. Consumer shopping patterns are rapidly changing and our success depends on our ability to anticipate and implement innovations in customer experience and logistics in order to appeal to customers who increasingly rely on multiple channels to meet their shopping needs. If for any reason we are unable to implement our omnichannel initiatives, provide a convenient and consistent experience for our customers across all channels, or provide our customers the products they want, when and where they want them at a compelling value proposition, then our financial performance and brand image could be adversely affected.
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
Our corporate strategy includes: engaging our customers and acquiring new ones, executing with precision to accelerate sales and profitability, putting product first, reinvigorating our brand and advancing our omnichannel platform through our strategic partnership with WHP. Failure in any of these areas could have a material negative effect on the value of the Company.
Our ability to improve the profitability of the Company is dependent on our ability to deliver compelling new merchandise at an attractive value, retain and acquire new customers, grow our retail business, expand our omnichannel capabilities, provide an exceptional customer experience, optimize our store footprint, manage our overall cost structure and realize the anticipated financial and operational benefits of our strategic partnership with WHP. The success of these initiatives is dependent on a number of factors. For example, our ability to deliver compelling new merchandise at an attractive value is dependent on our ability to accurately forecast fashion trends and customer demand for products. Also, given the rapid pace of change, our ability to execute with precision, put product first, reinvigorate our brand, and engage current customers and acquire new customers may require significant financial investments that may not provide a return in the near term or at all.
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
Implementing any strategic initiative presents significant potential risk that may impair our ability to achieve anticipated operating improvements and cost reductions. These risks include, among others, higher than anticipated costs in implementing our corporate strategy, inability to achieve expected cost savings opportunities, management distraction from ongoing business activities, failure to maintain adequate controls and procedures while executing our corporate strategy, inability to execute our fleet rationalization plans, competition, prolonged ramp up time, challenges to product differentiation, damage to our reputation and brand image, workforce attrition beyond planned levels, inability to realize the synergies of our strategic partnership with WHP and our inability to gather accurate and relevant data or effectively use that data, which may impact our strategic planning, marketing and overall decision making. Furthermore, our efforts to reduce expenses may have an adverse impact on our ability to achieve our strategic objectives by limiting the funding necessary to achieve such objectives or may impact product quality or in-store customer experience as we seek to reduce costs in our supply chain. Successful execution of our corporate strategy is dependent on our ability to achieve our strategic objectives. Failure to achieve any of our strategic objectives could have a material adverse effect on our business and results of operations and there can be no guarantee that we will achieve our strategic objectives or that our corporate strategy will result in improved operating results or an increase in the value of the business.

EXPRESS, INC. | 2022 Form 10-K | 20

RISK FACTORS RELATED TO OUR STRATEGIC PARTNERSHIP WITH WHP
We may not be successful in our strategic partnership with WHP and the relationship may divert resources away from existing operations or expose us to liabilities, which could adversely affect our business, results of operations and financial condition.
We are investing a substantial amount of time, resources and efforts in connection with our strategic partnership with WHP. All of these actions may divert resources away from our other initiatives and operations particularly with respect to product sales in the United States. These efforts may not result in additional products, efficiencies or revenues for our Company, which could adversely affect our business, operating results and financial condition.
We may fail to realize the benefits expected from our partnership with WHP, which could adversely affect our stock price.
The anticipated benefits we expect from the partnership with WHP may not materialize as expected or may prove to be inaccurate. The value of our common stock could be adversely affected if we are unable to realize the anticipated benefits from the partnership on a timely basis or at all. The challenges involved in achieving the benefits of this partnership, which will be complex and time-consuming, include the following:
•difficulties entering new markets and integrating new strategies in which we have no or limited direct prior experience;
•successfully managing relationships with our combined customer, supplier and distributor base;
•cultural challenges associated with integrating new strategies into our organization;
•the coordination of product development and sales and marketing functions;
•the increased scale and complexity of our operations resulting from the partnership; and
•retaining key employees.
If we do not successfully manage these issues and the other challenges with the partnership, then we may not achieve the anticipated benefits of the partnership. Moreover, we may not be able to achieve our expected synergies without increases in costs or other difficulties. We expect to incur expenses in connection with the partnership. Such expenses are difficult to estimate, and may exceed current estimates. Any of the foregoing factors could cause our revenue, expenses, operating results and financial condition to be materially adversely affected.

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
EXPRESS, INC. | 2022 Form 10-K | 21

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

EXPRESS, INC. | 2022 Form 10-K | 22

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
If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Moreover, even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under that lease. As of January 28, 2023, our minimum annual rental obligations under long-term lease arrangements for 2023 and 2024 were $209.1 million and $177.3 million, respectively. Our inability to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close could materially adversely affect us.
The terms of our Amended Revolving Credit Facility may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.
We are party to an Asset-Based Loan Credit Agreement ("Amended Revolving Credit Facility") that allows us to borrow up to $290.0 million, subject to certain terms and conditions contained in the agreement. As of January 28, 2023, we had $148.4 million available for borrowing under our Amended Revolving Credit Facility.
The terms of the Amended Revolving Credit Facility contains, and any agreements governing any future indebtedness may contain, financial restrictions on us and our ability to, among other things:
•place liens on our assets;
•make investments other than permitted investments;
•incur additional indebtedness;
•prepay certain indebtedness;
•merge, consolidate or dissolve;
•sell assets;
•engage in transactions with affiliates;
•change the nature of our business;
•hold cash above certain limits;
•change our fiscal year or organizational documents; and
EXPRESS, INC. | 2022 Form 10-K | 23

•make other restricted payments, including share repurchases and dividends.
In addition, we are required to maintain certain levels of Excess Availability as calculated in accordance with the Amended Revolving Credit Facility.
A failure by us to comply with the covenants, including the financial covenants, contained in the Amended Revolving Credit Facility could result in an event of default under such indebtedness, which could adversely affect our ability to respond to changes in our business and manage our operations. Upon the occurrence of an event of default, the lenders under our Amended Revolving Credit Facility could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the agreements. There could be potentially significant negative consequences on our financial condition and results of operations as a result of our debt, including limitations on our ability to obtain additional debt or equity financing for working capital, capital expenditures, service line development, acquisitions and general corporate or other purposes, as well as limitations on our ability to execute business development and other activities to support our corporate strategies. See Note 7 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further information relating to our indebtedness.
If we are unable to maintain compliance with the covenants contained in our current credit facility or our inventory levels are reduced significantly, we may be unable to make additional borrowings on any undrawn amounts and may be required to repay our then outstanding debt under the facility.
Our liquidity position is, in part, dependent upon our ability to borrow under our Amended Revolving Credit Facility. The amount we are able to borrow is dependent on our inventory and receivable position. During the fourth quarter of 2022, we amended the existing $140.0 million Term Loan Credit Facility (the “Amended Term Loan Facility) and existing $250.0 million Asset-Based Revolving Credit Facility (the “2022 Amended Revolving Credit Facility”). The Amended Term Loan Facility refinanced the $90.0 million Term Loan Facility with a new $90.0 million Term Loan Facility and terminated the $50.0 million DDTL. The 2022 Amended Revolving Credit Facility increased the maximum revolver amount by $40.0 million to $290.0 million. Subsequent to the debt amendment transaction and prior to the closing of the fiscal year, we entered into the strategic partnership with WHP that provided $260.0 million in proceeds which we used to pay off (i) the remaining $90.0 million outstanding on our Term Loan and (ii) a portion of our Amended Revolving Credit Facility. Decreases in our inventory position or receivable balances could limit the amount we are able to borrow or could also cause us to violate our minimum excess availability covenant, in addition to other customary affirmative and negative covenants, including those which (subject to certain exceptions and dollar thresholds) limit our ability to incur debt; incur liens; make investments; engage in mergers, consolidations, liquidations or acquisitions; dispose of assets; make distributions on or repurchase equity securities; hold cash over certain limits; engage in transactions with affiliates; and prohibit us, with certain exceptions, from engaging in any line of business not related to our current line of business. A failure to comply with the covenants, including the financial covenants, under our credit facility could give rise to an event of default under the terms of the credit facility, allowing the lenders to refuse to lend additional available amounts to us and giving them the right to terminate the facility and accelerate repayment of any outstanding debt under the credit agreements.
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
EXPRESS, INC. | 2022 Form 10-K | 24

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
Additionally, concern over climate change is creating new or additional legislative and regulatory requirements to reduce or mitigate the effects of climate change on the environment, which could result in future tax, transportation, inventory and utility increases, which could have a material adverse effect our business. Moreover, changes in product safety or other consumer protection laws, privacy laws, environmental laws, and other regulations, could lead to increased compliance costs. It is often difficult for us to plan and prepare for potential changes to applicable laws and future compliance costs related to such changes could be material to us.
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
EXPRESS, INC. | 2022 Form 10-K | 25

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

EXPRESS, INC. | 2022 Form 10-K | 26

STOCK OWNERSHIP RISK FACTORS
Our ability to pay dividends and repurchase shares is subject to restrictions in our Amended Revolving Credit Facility, results of operations, and capital requirements.
Any determination to pay dividends or repurchase additional shares in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, our financial condition, restrictions imposed by applicable law, and other factors our Board of Directors deems relevant. Our ability to pay dividends on or repurchase our common stock is limited by the terms of the Amended Revolving Credit Facility and may be further restricted by the terms of any future debt or preferred securities. Additionally, because we are a holding company, our ability to pay dividends on our common stock or repurchase shares is limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us, including restrictions under the terms of the Amended Revolving Credit Facility.
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
Our failure to regain compliance with the continued listing requirements of the NYSE, or any future failure to remain in compliance with those standards, could result in the delisting of our common stock, which could have an adverse impact on the trading, liquidity and market price of our common stock.
On March 28, 2023, we received notice from the NYSE that the average per share closing price of our common stock over the 30 consecutive trading-day period ended March 24, 2023 was below $1.00, which is one of the NYSE’s continued listing standards. The Company has until September 28, 2023 to regain compliance with the minimum price criteria or cure the deficiency, which may include, if necessary, effecting a reverse stock split, subject to approval by our Board of Directors and stockholders. We cannot assure you that the average closing price of our common stock will increase such that we will regain compliance with the NYSE’s continued listing standards during the six-month cure period; that, if necessary, we will obtain stockholder approval with respect to any means employed to increase the trading price of our common stock in order to cure the deficiency; or that we will remain in compliance with any of the NYSE’s other applicable continued listing standards. Our failure to regain compliance with the NYSE’s minimum price criteria within the applicable cure period could lead to suspension and delisting procedures. Further, public and investor perception of our ability to timely regain compliance with the NYSE’s continued listing standards or any future failure to remain in compliance with those standards, could have adverse consequences, including, among others, reducing the number of investors willing to hold or acquire our common stock, reducing the liquidity and market price of our common stock, adverse publicity and a reduced interest in us
EXPRESS, INC. | 2022 Form 10-K | 27

from investors, analysts and other market participants. In addition, a suspension or delisting could, among other things, impair our ability to raise additional capital through the public markets and our ability to attract and retain employees by means of equity compensation.
As a result of the extreme volatility of the market prices and trading volume that our shares of common stock have experienced, and may in the future again experience, purchasers of our common stock could incur substantial losses.
The extreme volatility of the market prices and trading volume that our shares of common stock have experienced, and may continue to experience in the future could cause purchasers of our common stock to incur substantial losses. Significant fluctuations in the market price of our common stock have been accompanied by reports of strong and atypical retail investor interest, including on social media and online forums. The market volatility and trading patterns we have experienced create several risks for investors, including the following:
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
•our market capitalization, as implied by various trading prices, has reflected valuations that diverge significantly from those seen prior to volatility experienced in the past and that are significantly higher than our market capitalization immediately prior to such volatility, and to the extent these valuations reflect trading dynamics unrelated to our financial performance or business prospects, purchasers of our common stock could incur substantial losses if there are declines in market prices driven by a return to earlier valuations;
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
Overall, there are various factors, many of which are beyond our control, that could negatively affect the market price of our common stock or result in fluctuations in the price or trading volume of our common stock, including: (1) actual or anticipated variations in our annual or quarterly results of operations, including our earnings estimates and whether we meet market expectations with regard to our earnings; (2) our current inability to pay dividends or other distributions; (3) publication of research reports by analysts or others about us or the specialty retail industry, which may be unfavorable, inaccurate, inconsistent or not disseminated on a regular basis; (4) changes in market interest rates that may cause purchasers of our shares to demand a different yield; (5) changes in market valuations of similar companies; (6) market reaction to any additional equity, debt or other securities that we may issue in the future, and which may or may not dilute the holdings of our existing stockholders; (7) additions or departures of key personnel; (8) actions by institutional or significant stockholders; (9) short interest in our stock and the market response to such short interest; (10) the dramatic increase in the number of individual holders of our stock and their participation in social media platforms targeted at speculative investing; (11) speculation in the press or investment community about our company or industry; (12) strategic actions by us or our competitors, such as acquisitions or other investments; (13) legislative, administrative, regulatory or other actions affecting our business, our industry, including positions taken by the IRS; (14) investigations, proceedings, or litigation that involve or affect us; (15) the
EXPRESS, INC. | 2022 Form 10-K | 28

occurrence of any of the other risk factors included or incorporated by reference in this prospectus supplement; and (16) general market and economic conditions.

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

STORES
All of our 553 stores are leased from third parties. See "Item 1. Business - Stores" for further information on the locations of our stores.
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

EXPRESS, INC. | 2022 Form 10-K | 29

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock trades on the NYSE under the symbol "EXPR". As of February 25, 2023, there were approximately 31 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name,” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.

DIVIDENDS
We did not pay any dividends in 2022 or 2021. Our ability to pay dividends is restricted by the terms of our Amended Revolving Credit Facility. Any future determination to pay dividends will be made at the discretion of our Board of Directors and will depend on our results of operations, restrictions contained in our Amended Revolving Credit Facility or future financing arrangements, and other factors as deemed relevant. For more information about the restrictions in our Amended Revolving Credit Facility, see Note 7 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

SHARE REPURCHASES
The following table provides information regarding the purchase of shares of our common stock made by or on behalf of us or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange Act of 1934, during each month of the quarterly period ended January 28, 2023:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (2)
	(in thousands, except per share amounts)
October 30, 2022 - November 26, 2022	1	$1.35	—	$34,215
November 27, 2022 - December 31, 2022	5	$1.09	—	$34,215
January 1, 2023 - January 28, 2023	5	$1.09	—	$34,215
Total	11		—
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
EXPRESS, INC. | 2022 Form 10-K | 30

PERFORMANCE GRAPH
The following graph compares the changes in the cumulative total return to holders of our common stock with that of the S&P 500 Index and the Dow Jones U.S. Apparel Retailers Index for the same period. The comparison of the cumulative total returns for each investment assumes that $100 was invested in our common stock and the respective indexes on February 3, 2018 and includes reinvestment of all dividends. The plotted points are based on the closing price on the last trading day of each fiscal year.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

	2/3/18	2/2/19	2/1/20	1/30/21	1/29/22	1/28/23
Express, Inc.	$100.00	$79.40	$60.30	$90.23	$43.61	$16.99
S&P 500 Index	$100.00	$97.99	$116.78	$134.47	$160.45	$147.37
Dow Jones U.S. Apparel Retailers Index	$100.00	$108.40	$120.16	$127.64	$137.91	$149.71
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

ITEM 6.    [RESERVED]
EXPRESS, INC. | 2022 Form 10-K | 31

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of the Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section entitled “Risk Factors.” All references herein to "2022" and "2021" refer to the 52-week periods ended January 28, 2023 and January 29, 2022, respectively.
This section of this Annual Report on Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022, which was filed with the Securities and Exchange Commission on March 24, 2022.
Our management's discussion and analysis of financial condition and results of operations is presented in the following sections:

OVERVIEW
Express is a fashion retail company whose business includes an omnichannel operating platform, physical and online stores, and a multi-brand portfolio that includes Express and UpWest. The Express brand launched in 1980 with the idea that style, quality and value should all be found in one place. Today, Express is a brand with a purpose - We Create Confidence. We Inspire Self-Expression. - powered by a styling community. UpWest launched in 2019 with a purpose to Provide Comfort for People & Planet. We operate 553 retail and factory outlet stores in the United States and Puerto Rico, the express.com online store and the Express mobile app.
WHP Strategic Partnership
On December 8, 2022, we entered into a strategic partnership with WHP, a leading global brand management firm. The mutually transformative strategic partnership, which was completed on January 25, 2023, advances our omnichannel platform which is expected to drive accelerated, long-term growth through the acquisition and operation of a portfolio of brands. The Company and WHP also formed EXP Topco, LLC, the Joint Venture, intended to scale the Express brand through new domestic category licensing and international expansion opportunities. Refer to Note 4 included elsewhere in this Annual Report for further discussion regarding the WHP partnership.

BUSINESS TRENDS
Dating back to the onset of the COVID-19 pandemic of 2020, our business operations and financial performance have been materially impacted. Due to the continued evolution of the pandemic, we continue to see certain
EXPRESS, INC. | 2022 Form 10-K | 32

disruptions and volatility in our business. We cannot reasonably estimate the extent to which our business will continue to be affected by the COVID-19 pandemic.
Additionally, challenging macroeconomic conditions due to inflation, rising interest rates, fears of a potential recession and recent geopolitical conditions, including impacts from the ongoing conflict between Russia and Ukraine and increased tensions between China and Taiwan, have all contributed to disruptions and rising costs to global supply chains. Our ability to continue to replenish our inventory to meet continued levels of consumer demand could be impacted by further delays or disruptions. We expect these impacts to continue for as long as the global supply chain is experiencing these challenges. For additional information regarding risks related to the COVID-19 pandemic and these related operational and industry risks, see “Item 1A. Risk Factors: Operational and Industry Risk Factors”.

FINANCIAL DETAILS FOR 2022

•Net sales decreased to $1.9 billion
•Comparable sales were flat
•Comparable retail sales (includes both retail stores and eCommerce sales) decreased 2%
•Comparable outlet sales increased 4%
•Gross margin percentage decreased 150 basis points to 28.4%
•Operating income decreased $68.3 million to an operating loss of $67.5 million
•Net loss decreased $308.3 million to net income of $293.8 million reflecting the gain on the transaction with WHP
•Diluted earnings per share increased $4.47 to $4.25 reflecting the gain on the transaction with WHP

FOURTH QUARTER UPDATE & OUTLOOK
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

We saw continued strength in our men’s business with comparable sales growth across most categories in the fourth quarter of 2022. However, our women’s business was impacted by the soft demand environment that became more competitive, and much more promotional, as the back half of the year progressed.

Brand
Express is transforming from being known as a store in the mall to a brand with a purpose, powered by a styling community. We have created a compelling brand purpose: “We create confidence. We inspire self-expression. And we do it by editing the best of now for real life versatility.”

Our transformative strategic partnership with WHP begins a bold, new chapter for us. As part of the transaction, we received $260.0 million of capital, including a $235.0 million investment by WHP in the Joint Venture and a $25.0 million common equity investment from WHP. We believe this investment strategically and financially repositioned our Company. As we move forward, we will focus on three things. First, achieving profitable growth in our core Express business. Second, optimizing our omnichannel platform to create synergies and drive efficiencies across a portfolio of brands. And third, accelerating our growth and profitability in partnership with WHP by scaling the Express brand through category and international licensing and integrating and operating additional brands on our platform.
EXPRESS, INC. | 2022 Form 10-K | 33

The Express styling community is an authentic way to bring our brand purpose to life. Members of the Express styling community - customers, associates, Style Editors, content creators, influencers, and brand partners - interact with each other in the physical and digital worlds. Building, activating, and amplifying this styling community is one of our key 2023 priorities.

Our stores are the place where our community comes together. We host in-store events and simultaneously stream some of them online. These events broaden the reach of our brand purpose through the participants’ social media and drive video views across all social platforms. During 2022, we featured store associates and Style Editors in our brand campaign for the first time and delivered some of our best performing social media content to date. We are reimagining the customer experience through a pilot program in select stores, and renovating and refreshing a number of stores to elevate the customer experience and present a more consistent brand identity across the fleet.

Customer
We are successfully engaging existing customers and acquiring new ones. Our Express Insider loyalty program continues to operate with the highest number of active loyalty members in our history.
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

Our new Express Edit stores continue to acquire new customers, reactivate lapsed customers, and sign up loyalty members at higher rates than the balance of our fleet.

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
EXPRESS, INC. | 2022 Form 10-K | 34

Comparable Sales
Description
Comparable sales is a measure of the amount of sales generated in a period relative to the amount of sales generated in the comparable prior year period. Comparable sales for 2022 was calculated using the 52-week period ended January 28, 2023 as compared to the 52-week period ended January 29, 2022.

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
EXPRESS, INC. | 2022 Form 10-K | 35

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

EXPRESS, INC. | 2022 Form 10-K | 36

FISCAL YEAR COMPARISON
Net Sales

	2022	2021
Net sales (in thousands)	$1,864,182	$1,870,296
Comparable retail sales	(2)%	41%
Comparable outlet sales	4%	27%
Total comparable sales percentage change	—%	37%
Gross square footage at end of period (in thousands)	4,552	4,686
Number of:
Stores open at beginning of period	561	570
New retail stores	—	—
New outlet stores	—	1
New Express Edit stores	7	6
New UpWest stores	10	8
Closed stores	(25)	(24)
Stores open at end of period	553	561
Net sales for 2022 decreased approximately $6.1 million compared to 2021, approximately flat on a percentage basis. The decrease in sales was primarily attributable to the challenging macroeconomic conditions, which became more pronounced in the back half of the year, primarily affecting our women’s and eCommerce businesses. These macroeconomic conditions resulted in lower store traffic and conversion percentages in both stores and eCommerce in 2022, which were partially offset by increases in average unit retail. Sales were further impacted by reduced consumer spending and increased price sensitivity in discretionary categories.
Gross Profit
The following table shows cost of goods sold, buying and occupancy costs, gross profit in dollars, and gross margin percentage for the stated periods:

	2022	2021
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$1,335,588	$1,311,829
Gross profit	$528,594	$558,467
Gross margin percentage	28.4%	29.9%
The 150 basis point decrease in gross margin percentage, or gross profit as a percentage of net sales, for 2022 compared to 2021 was comprised of a decrease in merchandise margin of 160 basis points and a decrease in buying and occupancy costs as a percentage of net sales of 10 basis points. The decrease in merchandise margin was primarily driven by increased promotional activity in response to the competitive environment. We saw particular softness in our women's business. The merchandise margin rate also reflects higher inventory shrink rates. Buying and occupancy dollars were approximately flat and were impacted by lower compensation related expenses offset by impairment charges related to certain long-lived store related assets and right of use assets. Refer to Note 2 in our Consolidated Financial Statements included elsewhere in this Annual Report for further discussion regarding the impairment charges for 2022.
EXPRESS, INC. | 2022 Form 10-K | 37

Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	2022	2021
	(in thousands, except percentages)
Selling, general, and administrative expenses	$596,671	$558,187
Selling, general, and administrative expenses, as a percentage of net sales	32.0%	29.8%
The $38.5 million increase in selling, general, and administrative expenses for 2022 as compared to 2021 was primarily driven by strategic investments in store payroll and store wage pressures from minimum wage and merit during 2022.
Interest Expense, Net
The following table shows interest expense in dollars for the stated periods:

	2022	2021
	(in thousands)
Interest expense, net	$29,103	$15,198
The $13.9 million increase in interest expense for 2022 as compared to 2021 was the result of $5.1 million of Term Loan refinancing costs, $4.5 million of early debt termination fees related to the subsequent termination of the Term Loan and $1.8 million of accelerated Term Loan discount amortization. The increase was further driven by increased borrowings under our Amended Revolving Credit Facility, which was impacted by increasing variable rates of interest during 2022. Refer to Note 7 in our Consolidated Financial Statements included elsewhere in this Annual Report for further discussion regarding our borrowings during 2022.
Gain on Transaction with WHP
The following table shows gain on transaction with WHP in dollars for the stated periods:

	2022	2021
	(in thousands)
Gain on transaction with WHP	$(409,493)	$—
The $409.5 million increase in 2022 compared to 2021 was comprised of $235.0 million from the sale of the majority of our interest in our intellectual property to the Joint Venture, $156.7 million on the equity method investment and $17.8 million from the premium paid on the common shares by WHP. Refer to Note 2, Note 4 and Note 8 in our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further discussion.
Other Income, Net
The following table shows other income in dollars for the stated periods:

	2022	2021
	(in thousands)
Other income, net	$(1,384)	$(298)
The $1.1 million increase in other income in 2022 compared to 2021 was primarily due to payments received from Homage, LLC during 2022. Refer to Note 4 in our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further discussion.
EXPRESS, INC. | 2022 Form 10-K | 38

Income Tax Expense
The following table shows income tax expense in dollars for the stated periods:

	2022	2021
	(in thousands)
Income tax expense	$20,453	$315
The effective tax rate was 6.5% and (2.2)% for 2022 and 2021, respectively. The effective tax rate for 2022 reflects the impact of the tax expense from the gain on the transaction with WHP offset by a decrease to the valuation allowance against our net deferred tax assets. The effective tax rate for 2021 reflects the impact of non-deductible executive compensation and the release of a valuation allowance against forecasted taxable earnings.
Operating Income (Loss), Net Income (Loss), Diluted Earnings Per Share, EBITDA and Adjusted EBITDA
Included in the table below is operating income (loss), net income (loss), diluted earnings per share, earnings before interest, taxes, depreciation, and amortization ("EBITDA") and adjusted EBITDA for 2022 and 2021, respectively. We supplement the reporting of our financial information determined under United States generally accepted accounting principles ("GAAP") with certain non-GAAP financial measures: adjusted operating income (loss), adjusted net income (loss), adjusted diluted earnings per share, EBITDA and adjusted EBITDA. The following table presents these financial measures, each a non-GAAP financial measure, for the stated periods which eliminate certain non-core operating costs:

	2022	2021
	(in thousands, except per share amounts)
Operating (loss)/income	$(67,487)	$779
Adjusted operating (loss)/income (Non-GAAP)	$(65,337)	$779	*
Net income/(loss)	$293,834	$(14,436)
Adjusted net loss (Non-GAAP)	$(82,447)	$(14,436)	*
Diluted earnings per share	$4.25	$(0.22)
Adjusted diluted earnings per share (Non-GAAP)	$(1.21)	$(0.22)	*
EBITDA (Non-GAAP)	$402,719	$64,717
Adjusted EBITDA (Non-GAAP)	$6,815	$64,717	*
* No adjustments were made to operating income, net loss, diluted earnings per share or EBITDA for 2021.

Adjusted Operating Income (Loss), Adjusted Net Income (Loss) and Adjusted Diluted Earnings Per Share
Adjusted operating income (loss), adjusted net income (loss), and adjusted diluted earnings per share exclude the impact of certain items that we do not believe are directly related to our underlying operations.
How These Measures Are Useful
We believe that these non-GAAP measures provide additional useful information to assist stockholders in understanding our financial results and assessing its prospects for future performance. Management believes adjusted operating income (loss), adjusted net income (loss), and adjusted diluted earnings per share are important indicators of our business performance because they exclude items that may not be indicative of, or are unrelated to, our underlying operating results, and may provide a better baseline for analyzing trends in the business.

Limitations of the Usefulness of These Measures
Because non-GAAP financial measures are not standardized, adjusted operating income (loss), adjusted net income (loss), and adjusted diluted earnings per share may differ from similarly titled measures used by other companies due to different methods of calculation. These adjusted financial measures should not be considered in isolation or as a substitute for reported operating loss, net income, or diluted earnings per share. These non-GAAP
EXPRESS, INC. | 2022 Form 10-K | 39

financial measures reflect an additional way of viewing our operations that, when viewed together with the GAAP results, provide a more complete understanding of our business. A reconciliation of adjusted operating income (loss), adjusted net income (loss) and adjusted diluted earnings per share to the most directly comparable GAAP measure is set forth below:

	2022
(in thousands, except per share amounts)	Operating Loss	Income Tax Impact		Net Income/ (Loss)	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding
Reported GAAP Measure	$(67,487)			$293,834	$4.25	69,058	(d)
Gain on transaction with WHP(a)	—	23,147		(386,346)	(5.68)
Debt termination costs(c)	—	(2,966)	(b)	8,473	0.12
Impairment of property, equipment and lease assets	2,150	(558)	(b)	1,592	0.02
Adjusted Non-GAAP Measure	$(65,337)			$(82,447)	$(1.21)	68,046	(e)
a.Gain on transaction with WHP before tax was $409.5 million and was recorded separately as Gain on Transaction with WHP. The effective tax rate on the gain was approximately 6% due to the reversal of the previously recorded valuation allowance.
b.Items tax effected at the applicable deferred or statutory rate.
c.Debt termination costs before tax were $11.4 million and were recorded in interest expense, net.
d.Weighted average diluted shares outstanding for purpose of calculating diluted earnings per share includes the dilutive effect of share-based awards as determined under the treasury stock method.
e.Weighted average shares outstanding for purpose of calculating adjusted loss per share excludes the dilutive effect of share-based awards as determined under the treasury stock method.

EBITDA and Adjusted EBITDA
EBITDA is defined as net income (loss) before interest expense (net of interest income), income tax expense and depreciation and amortization expense. Adjusted EBITDA is calculated the same as EBITDA further excluding the after tax impacts of the gain that resulted from the WHP transaction, as well as debt termination costs and impairment charges that we do not believe are directly related to our underlying operations.
How These Measures Are Useful
When used in conjunction with GAAP financial measures, EBITDA and adjusted EBITDA are supplemental measures of operating performance that we believe are useful measures to facilitate comparisons to historical performance. EBITDA is used as a performance measure in our long-term executive compensation program for purposes of determining the number of equity awards that are ultimately earned and is also a metric used in our short-term cash incentive compensation plan. We use adjusted EBITDA, among other measures, to monitor business performance.
Limitations of the Usefulness of These Measures
Because non-GAAP financial measures are not standardized, EBITDA and adjusted EBITDA may differ from similarly titled measures used by other companies due to different methods of calculation. Presentation of EBITDA and adjusted EBITDA are not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP. Adjusted EBITDA excludes the after tax impacts of the gain that resulted from the WHP transaction, as well as debt termination costs and impairment charges. Therefore, these measures may not provide a complete understanding of our performance and should be reviewed in conjunction with the GAAP financial measures. A reconciliation of EBITDA and adjusted EBITDA to the most directly comparable GAAP measures, is set forth below:
EXPRESS, INC. | 2022 Form 10-K | 40

	2022	2021
	(in thousands)
Net income/(loss)	$293,834	$(14,436)
Interest expense, net	29,103	15,198
Income tax expense	20,453	315
Depreciation and amortization	59,329	63,640
EBITDA (Non-GAAP Measure)	$402,719	$64,717
Gain on transaction with WHP	(409,493)	—
Debt termination costs	11,439	—
Impairment of property, equipment and lease assets	2,150	—
Adjusted EBITDA (Non-GAAP Measure)	$6,815	$64,717

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
For information on future payments required under lease agreements see Note 5 of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K and for future payment information related to our long-term debt see Note 7 of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Based upon the sales and results of operations recovery seen during 2022, as well as the availability of additional liquidity under the Amended Revolving Credit Facility, and expense control and other measures taken to date, we continue to be in compliance with the financial covenants under our Amended Revolving Credit Facility. We plan to continue enhancing our liquidity by selling through our inventory at appropriate retail prices and managing our costs. We believe this will result in sufficient cash flows to support our ongoing operations and to meet our covenant requirements under the Amended Revolving Credit Facility for at least one year following the date that these Consolidated Financial Statements in Part II, Item 8 of this Annual Report are issued and beyond. However, due to the uncertainty related to the challenging macroeconomic, consumer and competitive environments we could experience material changes to forecasted revenues and cash flows and may experience difficulty remaining in compliance with financial covenants.
During the fourth quarter of 2022, we amended the existing $140.0 million Term Loan Credit Facility (the “Amended Term Loan Facility”) and existing $250.0 million Asset-Based Revolving Credit (the “2022 Amended Revolving Credit Facility”). The Amended Term Loan Facility refinanced the $90.0 million “first in, last out” term loan facility (“FILO Term Loan”) with a new $90.0 million “first in, last out” term loan facility and terminated the $50.0 million delayed draw term loan facility (“DDTL”). The 2022 Amended Revolving Credit Facility increased the maximum revolver amount by $40.0 million to $290.0 million. Subsequent to the debt amendment transaction and prior to the closing of the fiscal year, we entered into the strategic partnership with WHP that provided $260.0 million in proceeds which we used to pay off (i) the remaining $90.0 million outstanding on our Term Loan and (ii) a portion of our Amended Revolving Credit Facility.
To fund our normal working capital requirements we will continue to utilize our Amended Revolving Credit Facility. We have (and in the future may continue to have) a negative working capital balance. Our current liabilities include current operating lease liabilities, for which the corresponding operating right of use assets are recorded as non-current on our Consolidated Balance Sheets. However, the cash collected from our sales is typically collected before payment is due on our current liabilities. The Amended Revolving Credit Facility contain certain affirmative and negative covenants. Refer to Note 7 in our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details regarding the Amended Revolving Credit Facility.
EXPRESS, INC. | 2022 Form 10-K | 41

Analysis of Cash Flows
A summary of cash provided by or used in operating, investing, and financing activities is shown in the following table:

	2022	2021
	(in thousands)
(Used in) provided by operating activities	$(157,080)	$89,380
Provided by (used in) investing activities	196,012	(34,771)
Used in financing activities	(14,496)	(69,307)
Increase (Decrease) in cash and cash equivalents	24,436	(14,698)
Cash and cash equivalents at end of period	$65,612	$41,176
Operating Activities
Our business historically relies on cash flows from operations as our primary source of liquidity, with the majority of those cash flows being generated in the fourth quarter of the year. Our primary operating cash needs are for merchandise inventories, payroll, store rent and marketing. Net cash used in operating activities was $157.1 million in 2022 compared to cash provided of $89.4 million in 2021. The $246.5 million decrease in cash flows from operating activities for 2022 as compared to 2021 was primarily driven by changes in working capital and operating loss. The changes in working capital were primarily driven by a decrease in accounts payable due to the payment of inventory related amounts on the Consolidated Balance Sheets at January 29, 2022. Operating cash flows for 2021 were positively impacted by the receipt of approximately $60.0 million of CARES Act receivable.
Investing Activities
Investing activities consists of capital expenditures and equity method investments. Net cash provided by investing activities was $196.0 million in 2022 compared to cash used of $34.8 million in 2021. The $230.8 million increase in cash flows from investing activities for 2022 as compared to 2021 was primarily driven by proceeds from the WHP transaction. Refer to Note 2, Note 4 and Note 8 in our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details.
We had capital expenditures of approximately $47.4 million in 2022 and $34.8 million in 2021. Our capital expenditures consist primarily of new and remodeled store construction and fixtures and investments in information technology. The increase in capital expenditures in 2022 was primarily driven by investments in information technology to support our strategic business initiatives.
Financing Activities
Credit Facility
On November 23, 2022, our $250.0 million Amended Revolving Credit Facility was amended and increased by $40.0 million to $290.0 million.
During 2022, we borrowed a net additional $87.0 million on our Amended Revolving Credit Facility to fund normal working capital needs as well as capital expenditures for stores, our eCommerce platform and other information technology investments. In addition, we used the proceeds from the WHP transaction to pay off (i) the remaining $90.0 million outstanding on our Term Loan and (ii) a portion of the Amended Revolving Credit Facility.
As of January 28, 2023, the net amount outstanding under our Amended Revolving Credit Facility was $122.0 million, all of which is classified as long-term debt on the Consolidated Balance Sheet and approximately $148.4 million was available for borrowing under our Amended Revolving Credit Facility subject to certain borrowing base limitations and after outstanding letters of credit in the amount of $19.6 million, primarily related to our third party logistics contract. Refer to Note 7 of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information on our Amended Revolving Credit Facility.
EXPRESS, INC. | 2022 Form 10-K | 42

Share Repurchases
On November 28, 2017, the Board approved a share repurchase program that authorizes us to repurchase up to $150.0 million of our outstanding common stock using available cash. During 2022 and 2021, we did not repurchase shares under the stock repurchase program.
ATM Equity Offering Sales Agreement
On June 3, 2021, we entered into an ATM Equity Offering Sales Agreement (the “Sales Agreement”) with BofA Securities, Inc. (“BofA”), as the sales agent to sell up to 15.0 million shares of our common stock, par value $0.01 per share, through an “at-the-market” offering program. Such shares were to be issued pursuant to our shelf registration statement on Form S-3 (Registration No. 333-253368) filed with the SEC on April 6, 2021. During 2022 and 2021, we did not sell any shares under the Sales Agreement. On December 2, 2022, we delivered written notice to BofA to terminate the Sales Agreement due to the fact that we no longer intend to utilize the Sales Agreement. The termination of the Sales Agreement became effective as of December 7, 2022. There are no penalties associated with the termination of the Sales Agreement. Refer to Note 8 to our Consolidated Financial Statements included elsewhere in this Annual Report for further information related to our termination of the Sales Agreement.

Investment Agreement
On December 8, 2022, we entered into an investment agreement relating to the issuance and sale of shares of our common stock, par value $0.01, in a private placement to WHP (the "Investment Agreement"). On January 25, 2023, we completed the transactions contemplated by the Investment Agreement and the Membership Interest Purchase Agreement. Pursuant to the Investment Agreement, we issued and sold 5.4 million shares of common stock to WHP for a purchase price of $4.60 per share, or an aggregate purchase price of $25.0 million. The excess paid over fair value of $17.8 million was recorded in gain on transaction with WHP on the Consolidated Statements of Income and Comprehensive Income. We used the proceeds to repay our outstanding term loan, fund the Joint Venture’s first year guaranteed minimum royalty of $60.0 million pursuant to the License Agreement and pay costs, fees and expenses incurred in connection with the Investment Agreement and other associated transactions. For additional information, refer Note 4 and Note 8 of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
EXPRESS, INC. | 2022 Form 10-K | 43

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

Effect if Actual Results Differ from Assumptions
We have no reason to believe that there will be a material change in the future estimates or assumptions we use in this evaluation. However, if we become aware of additional triggering events there is potential that additional stores could be required to be tested for impairment and could be impaired. These events could include further deterioration in store operating results, increased store labor costs, our inability to implement our cost savings initiatives or lower mall traffic. In addition, if market rent fair values deteriorate, our fair value test could determine additional right of use asset impairment. A 1% reduction in our store related assets would be approximately $5.0 million at January 28, 2023.

EXPRESS, INC. | 2022 Form 10-K | 44

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

Effect if Actual Results Differ from Assumptions
We have no reason to believe that there will be a material change in the future estimates or assumptions we use to measure the lower of cost or net realizable value adjustment. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 100 basis point increase or decrease in the lower of cost or net realizable value adjustment would not have had a material impact on the inventory balance or pre-tax income as of and for the year ended January 28, 2023.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK
Our Amended Revolving Credit Facility bears interest at variable rates. See Note 7 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further information on the calculation of the rates. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions, and other factors.
As of January 28, 2023, we had approximately $122.0 million in borrowings outstanding under our Amended Revolving Credit Facility. Based on the levels of borrowings under our credit facility at January 28, 2023, we estimate that a 100 basis point increase or decrease in underlying interest rates would increase or decrease annual interest expense by approximately $1.2 million. This hypothetical analysis may differ from the actual change in interest expense due to potential changes in interest rates or gross borrowings outstanding under our credit facility.

IMPACT OF INFLATION
Inflationary factors such as increases in the cost of our products and operations may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of
EXPRESS, INC. | 2022 Form 10-K | 45

operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross profit and selling, general, and administrative expenses as a percentage of net sales if the selling prices of our products do not rise with these increased costs.
EXPRESS, INC. | 2022 Form 10-K | 46

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
EXPRESS, INC. | 2022 Form 10-K | 47

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Express, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Express, Inc. and its subsidiaries (the “Company”) as of January 28, 2023 and January 29, 2022, and the related consolidated statements of income and comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended January 28, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
EXPRESS, INC. | 2022 Form 10-K | 48

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
Store Asset Impairment Assessments
As described in Notes 2 and 3 to the consolidated financial statements, the Company has long-lived assets which include consolidated property and equipment, net of $133 million and consolidated right of use asset, net of $505 million as of January 28, 2023, of which a significant portion of such balances relate to store level long-lived assets. For the year ended January 28, 2023, the Company recognized impairment charges of $2 million related to store level property and equipment and right of use assets. As disclosed by management, store related property and equipment and right of use assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable. Management reviews for indicators of impairment at the individual store level, the lowest level for which cash flows are identifiable. Stores that display an indicator of impairment are subjected to an impairment assessment. The impairment assessment requires management to make assumptions and judgments related, but not limited, to management’s expectations for future operations and projected cash flows. The key assumption used in undiscounted future store cash flow models is the sales growth rate. An impairment loss may be recognized when these undiscounted future cash flows are less than the carrying amount of the asset group. In the circumstance of impairment, any loss would be measured as the excess of the carrying amount of the asset group over its fair value. Fair value of the store-related assets is determined at the individual store level based on the highest and best use of the asset group. The key assumptions used in the fair value analysis may include discounted estimates of future store cash flows from operating the store and/or comparable market rents.
The principal considerations for our determination that performing procedures relating to the store asset impairment assessments is a critical audit matter are a high degree of auditor subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the sales growth rate when developing the undiscounted future cash flows, and comparable market rents when estimating the fair value. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the store asset impairment assessments, including controls over the assumptions used when developing the undiscounted future cash flows expected to be generated by the assets to test for recoverability and when estimating the fair value of the asset groups to measure for impairment. These procedures also included, among others (i) testing management’s process for developing the undiscounted future cash flows expected to be generated by the assets and estimating the fair value of the asset groups; (ii) evaluating the appropriateness of the models used by management; (iii) testing the completeness, accuracy and relevance of underlying data used in the models; and (iv) evaluating the reasonableness of the significant assumptions related to the sales growth rate when developing the undiscounted future cash flows, and comparable market rents when estimating the fair value. Evaluating management’s assumptions related to the sales growth rate and comparable market rents involved evaluating whether the assumptions used by management were reasonable considering the current and past performance of the asset groups, the consistency with evidence obtained in other areas of the audit as it relates to the sales growth rate, and consistency with external market data as it relates to the sales growth rate and comparable market rents. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the comparable market rents significant assumption.

EXPRESS, INC. | 2022 Form 10-K | 49

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
March 31, 2023

We have served as the Company’s auditor since 2008.

EXPRESS, INC. | 2022 Form 10-K | 50

EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts)

	January 28, 2023	January 29, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$65,612	$41,176
Receivables, net	12,374	11,744
Income tax receivable	1,462	53,665
Inventories	365,649	358,795
Prepaid royalty	59,565	—
Prepaid rent	7,744	5,602
Other	21,998	19,755
Total current assets	534,404	490,737

Right of Use Asset, Net	505,350	615,462

Property and Equipment	1,019,577	975,802
Less: accumulated depreciation	(886,193)	(827,820)
Property and equipment, net	133,384	147,982

Non-Current Income Tax Receivable	52,278	—
Equity Method Investment	166,106	—
Other Assets	6,803	5,273
TOTAL ASSETS	$1,398,325	$1,259,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term lease liability	$189,006	$196,628
Accounts payable	191,386	231,974
Deferred royalty income	19,852	—
Deferred revenue	35,543	35,985
Short-term debt	—	11,216
Accrued expenses	105,803	110,850
Total current liabilities	541,590	586,653

Long-Term Lease Liability	406,448	536,905
Long-Term Debt	122,000	117,581
Other Long-Term Liabilities	20,718	17,007
Total Liabilities	1,090,756	1,258,146

Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 99,067 shares and 93,632 shares issued at January 28, 2023 and January 29, 2022, respectively, and 73,760 shares and 67,072 shares outstanding at January 28, 2023 and January 29, 2022, respectively	990	936
Additional paid-in capital	228,633	220,078
Retained earnings	355,736	77,093
Treasury stock – at average cost; 25,307 shares and 26,560 shares at January 28, 2023 and January 29, 2022, respectively	(277,790)	(296,799)
Total stockholders’ equity	307,569	1,308
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,398,325	$1,259,454
See Notes to Consolidated Financial Statements.
EXPRESS, INC. | 2022 Form 10-K | 51

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts)

	2022	2021	2020
Net Sales	$1,864,182	$1,870,296	$1,208,374
Cost of Goods Sold, Buying and Occupancy Costs	1,335,588	1,311,829	1,213,281
GROSS PROFIT/(LOSS)	528,594	558,467	(4,907)
Operating Expenses:
Selling, general, and administrative expenses	596,671	558,187	450,834
Other operating income, net	(590)	(499)	(526)
TOTAL OPERATING EXPENSES	596,081	557,688	450,308

OPERATING (LOSS)/INCOME	(67,487)	779	(455,215)
Interest Expense, Net	29,103	15,198	3,401
Gain on Transaction with WHP	(409,493)	—	—
Other (Income)/Expense, Net	(1,384)	(298)	2,733
INCOME/(LOSS) BEFORE INCOME TAXES	314,287	(14,121)	(461,349)
Income Tax Expense/(Benefit)	20,453	315	(55,900)
NET INCOME/(LOSS)	$293,834	$(14,436)	$(405,449)

COMPREHENSIVE INCOME/(LOSS)	$293,834	$(14,436)	$(405,449)

EARNINGS PER SHARE:
Basic	$4.32	$(0.22)	$(6.27)
Diluted	$4.25	$(0.22)	$(6.27)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	68,046	66,448	64,624
Diluted	69,058	66,448	64,624
See Notes to Consolidated Financial Statements.
EXPRESS, INC. | 2022 Form 10-K | 52

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in Thousands)

	Common Stock					Treasury Stock

	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	At Average Cost	Total
BALANCE, February 1, 2020	63,922	$936	$215,207	$533,690	$—	29,710	$(343,531)	$406,302
Net loss	—	—	—	(405,449)	—	—	—	(405,449)
Exercise of stock options and restricted stock	1,392	—	(2,528)	(13,509)	—	(1,392)	16,037	—
Share-based compensation	—	—	9,462	—	—	—	—	9,462
Repurchase of common stock	(343)	—	—	—	—	343	(626)	(626)
BALANCE, January 30, 2021	64,971	$936	$222,141	$114,732	$—	28,661	$(328,120)	$9,689
Net loss	—	—	—	(14,436)	—	—	—	(14,436)
Exercise of stock options and restricted stock	3,084	—	(11,872)	(23,203)	—	(3,084)	35,075	—
Share-based compensation	—	—	9,809	—	—	—	—	9,809
Repurchase of common stock	(983)	—	—	—	—	983	(3,754)	(3,754)
BALANCE, January 29, 2022	67,072	$936	$220,078	$77,093	$—	26,560	$(296,799)	$1,308
Net income	—	—	—	293,834	—	—	—	293,834
Issuance of common stock	5,435	54	6,845	—	—	—	—	6,899
Exercise of stock options and restricted stock	1,888	—	(5,830)	(15,191)	—	(1,888)	21,021	—
Share-based compensation	—	—	7,540	—	—	—	—	7,540
Repurchase of common stock	(635)	—	—	—	—	635	(2,012)	(2,012)
BALANCE, January 28, 2023	73,760	$990	$228,633	$355,736	$—	25,307	$(277,790)	$307,569
See Notes to Consolidated Financial Statements.

EXPRESS, INC. | 2022 Form 10-K | 53

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$293,834	$(14,436)	$(405,449)
Adjustments to reconcile net income/(loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	62,169	67,622	73,698
Gain on transaction with WHP	(409,493)	—	—
Loss on extinguishment of debt	4,500	—	—
Loss on disposal of property and equipment	57	140	901
Impairment of property, equipment and lease assets	2,150	—	34,380
Equity method investment impairment	—	—	3,233
Share-based compensation	7,540	9,809	9,462
Deferred taxes	10,868	—	54,967
Landlord allowance amortization	(387)	(496)	(416)
Other non-cash adjustments	—	—	(500)
Changes in operating assets and liabilities:
Receivables, net	(630)	2,812	(3,732)
Income tax receivable	(75)	57,677	(108,342)
Prepaid royalty	(59,565)	—	—
Inventories	(6,854)	(94,435)	(44,057)
Deferred royalty income	19,852	—	—
Accounts payable, deferred revenue, and accrued expenses	(46,367)	68,304	68,275
Other assets and liabilities	(34,679)	(7,617)	(6,046)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(157,080)	89,380	(323,626)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(47,375)	(34,771)	(16,854)
Proceeds from WHP transaction	243,387	—	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	196,012	(34,771)	(16,854)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under the revolving credit facility	350,470	148,000	165,000
Repayment of borrowings under the revolving credit facility	(263,470)	(219,050)	(58,950)
Proceeds from borrowings under the term loan facility	—	50,000	90,000
Repayment of borrowings under the term loan facility	(96,737)	(43,263)	—
Proceeds on financing arrangements	—	—	2,634
Repayments of financing arrangements	—	(769)	(1,864)
Costs incurred in connection with debt arrangements	(9,646)	(471)	(6,979)
Proceeds on issuance of common stock	6,899	—	—
Repurchase of common stock for tax withholding obligations	(2,012)	(3,754)	(626)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(14,496)	(69,307)	189,215

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	24,436	(14,698)	(151,265)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	41,176	55,874	207,139
CASH AND CASH EQUIVALENTS, END OF PERIOD	$65,612	$41,176	$55,874

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$25,121	$11,259	$2,676
Cash paid to taxing authorities	$1,374	$573	$621
See Notes to Consolidated Financial Statements.
EXPRESS, INC. | 2022 Form 10-K | 54

EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EXPRESS, INC. | 2022 Form 10-K | 55

NOTE 1 | DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business Description
Express, Inc., together with its subsidiaries (“Express” or the “Company”), is a fashion retail company whose business includes an omnichannel operating platform, physical and online stores, and a multi-brand portfolio that includes Express and UpWest. The Express brand launched in 1980 with the idea that style, quality and value should all be found in one place. Today, Express is a brand with a purpose - We Create Confidence. We Inspire Self-Expression. - powered by a styling community. UpWest launched in 2019 with a purpose to Provide Comfort for People & Planet.
The Company operates 553 retail and factory outlet stores in the United States and Puerto Rico, the express.com online store and the Express mobile app. Express is comprised of the brands Express and UpWest. As of January 28, 2023, Express operated 355 primarily mall-based retail stores in the United States and Puerto Rico as well as 198 factory outlets.

WHP Strategic Partnership
On December 8, 2022, Express entered into a strategic partnership with WHP Global (“WHP”), a leading global brand management firm. The mutually transformative strategic partnership advances the Company's omnichannel platform which is expected to drive accelerated, long-term growth through the acquisition and operation of a portfolio of brands. The Company and WHP have also formed EXP Topco, LLC, an intellectual property joint venture (the “Joint Venture”), intended to scale the Express brand through new domestic category licensing and international expansion opportunities. Refer to Note 4 included elsewhere in this Annual Report for further discussion regarding the WHP partnership.
Fiscal Year
The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are referred to by the calendar year in which the fiscal year commences. All references herein to the Company's fiscal years are as follows:

Fiscal Year	Year Ended	Number of Weeks
2022	January 28, 2023	52
2021	January 29, 2022	52
2020	January 30, 2021	52
Basis of Presentation
Express, Inc., a holding company, owns all of the outstanding equity interests in Express Topco LLC, a holding company, which owns all of the outstanding equity interests in Express Holding, LLC ("Express Holding"). Express Holding owns all of the outstanding equity interests in Express, LLC. Express, LLC, together with its subsidiaries, including Express Fashion Operations, LLC, conducts the operations of the Company and Express Fashion Investments, LLC which owns a 40% economic interest with significant influence in the Joint Venture.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Company holds a 40% equity method interest in the Joint Venture, which is majority owned by WH Borrower, LLC. All intercompany transactions and balances have been eliminated in consolidation.
Segment Reporting
The Company defines an operating segment on the same basis that it uses to evaluate performance internally. The Company has determined that, together, its Chief Executive Officer and its President and Chief Operating Officer are the Chief Operating Decision Maker, and that there is one operating segment. Therefore, the Company reports results as a single segment, which includes the operation of its Express brick-and-mortar retail and outlet stores, eCommerce operations and franchise operations.
EXPRESS, INC. | 2022 Form 10-K | 56

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

Going Concern and Management’s Plans
The Company’s revenues, results of operations and cash flows have been materially adversely impacted in the third and fourth quarters of 2022 reversing the trend seen into the second quarter of 2022. The persistently challenging macroeconomic and retail apparel environments, which became more pronounced as the year progressed, significantly impacted the Company's performance. Net sales during 2022 decreased approximately $6.1 million compared to 2021 and this decline, coupled with an increase in promotional activity, drove gross margin and operating loss below the Company's expectations. For 2022, the Company reported operating loss of $67.5 million and negative operating cash flows of $157.1 million.

During the fourth quarter of 2022, the Company amended its existing $140.0 million Term Loan Credit Facility and existing $250.0 million Asset-Based Revolving Credit. The Amended Term Loan Facility refinanced the $90.0 million “first in, last out” term loan facility with a new $90.0 million “first in, last out” term loan facility and terminated the $50.0 million delayed draw term loan facility. The 2022 Amended Revolving Credit Facility increased the maximum revolver amount by $40.0 million to $290.0 million. Subsequent to the debt amendment transaction and prior to the closing of the fiscal year, the Company entered into the strategic partnership with WHP that provided $260.0 million in proceeds which it used to pay off (i) the remaining $90.0 million outstanding on our Term Loan and (ii) a portion of our Amended Revolving Credit Facility. Refer to Note 7 in the Company's Consolidated Financial Statements included elsewhere in this Annual Report for further details regarding the Amended Revolving Credit Facility. As of January 28, 2023, the Company is currently in compliance with its covenants, however, due to the uncertainty in the Company’s business, the Company could experience material further decreases to revenues and cash flows and may experience difficulty remaining in compliance with financial covenants under the Amended Revolving Credit Facility. When conditions and events, in the aggregate, impact an entity's ability to continue as a going concern, management evaluates the mitigating effect of its plans to determine if it is probable that the plans will be effectively implemented and, when implemented, the plans will mitigate the relevant conditions or events.
The Company's plans are focused on improving its results and liquidity through cost reductions and improved sales trends as we move through 2023. The Company has contingency plans which would further reduce or defer additional expenses and cash outlays, should operations weaken beyond current forecasts. The Company believes these plans are probable of being successfully implemented, which will result in adequate cash flows to support its ongoing operations and to meet its covenant requirements for at least one year following the date these financial statements are issued.

The accompanying Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

NOTE 2 | SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
Cash and cash equivalents include investments in money market funds, payments due from banks for third-party credit and debit card transactions for up to five days of sales, cash on hand, and deposits with financial institutions. As of January 28, 2023 and January 29, 2022, amounts due from banks for credit and debit card transactions totaled approximately $10.1 million and $10.3 million, respectively.
Outstanding checks not yet presented for payment amounted to $31.2 million and $29.1 million as of January 28, 2023 and January 29, 2022, respectively, and are included in accounts payable on the Consolidated Balance Sheets.
EXPRESS, INC. | 2022 Form 10-K | 57

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
Financial Assets
The following table presents the Company's financial assets, recorded in cash and cash equivalents on the Consolidated Balance Sheets, measured at fair value on a recurring basis as of January 28, 2023 and January 29, 2022, aggregated by the level in the fair value hierarchy within which those measurements fall.

January 28, 2023
	Level 1	Level 2	Level 3
(in thousands)
Money market funds	$47,792	$—	$—

January 29, 2022
	Level 1	Level 2	Level 3
(in thousands)
Money market funds	$—	$—	$—
The money market funds are valued using quoted market prices in active markets.
Non-Financial Assets
The Company's non-financial assets, which include fixtures, equipment, improvements, right of use assets, and equity method investment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur indicating the carrying value of these assets may not be recoverable, or annually in the case of indefinite-lived intangibles, an impairment test is required. See additional discussion under the heading "Property and Equipment, Net" in this note below.
The carrying amounts reflected on the Consolidated Balance Sheets for the remaining cash, cash equivalents, receivables, prepaid expenses, and payables as of January 28, 2023 and January 29, 2022 approximated their fair values. The equity method investment is at cost, and is the result of a market participant transaction with WHP whereby the Company received proceeds for a 60% interest in the intellectual property it contributed to the Joint Venture. The Company has a 40% interest in the Joint Venture.
Receivables, Net
Receivables, net consist primarily of construction allowances, receivables from the Bank related to the Card Agreement, our franchisees, and third-party resellers of our gift cards, and other miscellaneous receivables. Outstanding receivables are continuously reviewed for collectability. The Company's allowance for estimated credit losses was not significant as of January 28, 2023 or January 29, 2022.
EXPRESS, INC. | 2022 Form 10-K | 58

Inventories
Inventories are principally valued at the lower of cost or net realizable value on a weighted-average cost basis. The Company writes down inventory, the impact of which is reflected in cost of goods sold, buying and occupancy costs in the Consolidated Statements of Income and Comprehensive Income, if the cost of specific inventory items on hand exceeds the amount the Company expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management's judgment regarding future demand and market conditions and analysis of historical experience. The lower of cost or net realizable value adjustment to inventory as of January 28, 2023 and January 29, 2022 was $10.3 million and $14.2 million, respectively.
The Company also records an inventory shrink reserve for estimated merchandise inventory losses between the last physical inventory count and the balance sheet date. This estimate is based on management's analysis of historical results.
Advertising
Advertising production costs are expensed at the time the promotion first appears in media, stores, or on the website. Total advertising expense was $134.9 million, $135.0 million and $110.6 million in 2022, 2021, and 2020, respectively. Advertising costs are included in selling, general, and administrative expenses in the Consolidated Statements of Income and Comprehensive Income.
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
When a decision is made to dispose of property and equipment prior to the end of its previously estimated useful life, depreciation estimates are revised to reflect the use of the asset over the shortened estimated useful life. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts with any resulting gain or loss included in other operating income, net, in the Consolidated Statements of Income and Comprehensive Income. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments that extend useful lives are capitalized.
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
EXPRESS, INC. | 2022 Form 10-K | 59

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
During 2022, 2021 and 2020, the Company recognized impairment charges as follows:

	2022	2021	2020
	(in thousands)
Right of use asset impairment	$1,483	$—	$25,117
Property and equipment asset impairment	667	—	9,263
Total asset impairment	$2,150	$—	$34,380
Impairment charges are recorded in cost of goods sold, buying and occupancy costs in the Consolidated Statements of Income and Comprehensive Income.
Equity Method Investments
The Company accounts for each of its equity investments through which it exercises significant influence but does not have control over the investee under the equity method. Under the equity method, the Company recorded its investment in the investee on the balance sheet initially at cost, and subsequently adjusts the carrying amount based on its share of the investee's net income or loss. Royalty distributions received from the investee are recognized as a reduction of the carrying amount of the investment. The Company's share of equity (income)/losses and other adjustments associated with these equity investments will be included in other operating income, net in the Consolidated Statements of Income and Comprehensive Income. The carrying value for the Company's equity investment is reported in Equity Method Investment on the Consolidated Balance Sheets. The Company reports its share of earnings using a one-month lag because results are not available in time for it to record them in the concurrent period. This convention does not materially impact the Company's results.
The Company reviews its equity investments accounted for under the equity method of accounting for impairment by comparing the fair value of each of its investments to their carrying value. If the carrying value of an investment exceeds its fair value and the loss in value is other than temporary, the investment is considered impaired and reduced to fair value, and the impairment is recognized in the period identified. Factors providing evidence of such a loss include changes in the investee's operations or financial condition, significant continuing losses, significant negative economic conditions or a significant decrease in the market value. Impairment charges are recorded in other expense/(income), net in the Consolidated Statements of Income and Comprehensive Income.
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
The Company considers all available evidence, both positive and negative, when evaluating whether deferred tax assets are realizable. Such factors include past operating results, taxable income in prior carryback years, future reversal of existing temporary differences, prudent and feasible tax planning strategies and forecasts of future operating income. The past operating results is given more weight than expectations of future profitability, which is
EXPRESS, INC. | 2022 Form 10-K | 60

inherently uncertain. The assumptions utilized in determining future taxable income require significant judgment and actual operating results in future years could differ from the Company’s current assumptions and estimates.
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
The income tax liability was $8.0 million and $0.8 million as of January 28, 2023 and January 29, 2022, respectively, and is included in accrued expenses on the Consolidated Balance Sheets.
The Company may be subject to periodic audits by the Internal Revenue Service ("IRS") and other taxing authorities. These audits may challenge certain of the Company's tax positions, such as the timing and amount of deductions and allocation of taxable income to various jurisdictions.
Self-Insurance
The Company is generally self-insured in the United States for medical, workers' compensation and general liability benefits up to certain stop-loss limits. Such costs are accrued based on known claims and estimates of incurred but not reported (“IBNR”) claims. IBNR claims are estimated using historical claim information and actuarial estimates. The accrued liability for self-insurance is included in accrued expenses on the Consolidated Balance Sheets.
Revenue Recognition
The following is information regarding the Company's major product categories and sales channels:

	2022	2021	2020
	(in thousands)
Apparel	$1,667,833	$1,652,706	$1,033,140
Accessories and other	144,356	168,211	132,069
Other revenue	51,993	49,379	43,165
Total net sales	$1,864,182	$1,870,296	$1,208,374

	2022	2021	2020
	(in thousands)
Retail	$1,314,647	$1,339,091	$860,613
Outlet	497,542	481,826	304,596
Other revenue	51,993	49,379	43,165
Total net sales	$1,864,182	$1,870,296	$1,208,374
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
EXPRESS, INC. | 2022 Form 10-K | 61

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

	2022	2021
	(in thousands)
Beginning balance loyalty deferred revenue	$10,918	$8,951
(Revenue recognized)/reduction in revenue	(979)	1,967
Ending balance loyalty deferred revenue	$9,939	$10,918
Sales Returns Reserve
The Company reduces net sales and provides a reserve for projected merchandise returns based on prior experience. Merchandise returns are often resalable merchandise and are refunded by issuing the same payment tender as the original purchase. The sales returns reserve was $9.0 million and $9.8 million as of January 28, 2023 and January 29, 2022, respectively, and is included in accrued expenses on the Consolidated Balance Sheets. The asset related to projected returned merchandise is included in other assets on the Consolidated Balance Sheets.
Gift Cards
The Company sells gift cards in its stores, on its eCommerce website and through third parties. These gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The gift card liability balance was $25.6 million and $25.1 million as of January 28, 2023 and January 29, 2022, respectively, and is included in deferred revenue on the Consolidated Balance Sheets. During 2022 and 2021, the Company recognized approximately $13.9 million and $8.2 million of revenue that was previously included in the beginning gift card contract liability, respectively. The Company recognizes revenue from gift cards when they are redeemed by the customer. The Company also recognizes income on unredeemed gift cards, referred to as “gift card breakage.” Gift card breakage is recognized proportionately using a time-based attribution method from issuance of the gift card to the time when it can be determined that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. The gift card breakage rate is based on historical redemption patterns. Gift card breakage is included within the other revenue component of net sales in the Consolidated Statements of Income and Comprehensive Income.
EXPRESS, INC. | 2022 Form 10-K | 62

	2022	2021
	(in thousands)
Beginning gift card liability	$25,066	$23,478
Issuances	30,780	31,339
Redemptions	(27,303)	(27,218)
Gift card breakage	(2,939)	(2,533)
Ending gift card liability	$25,604	$25,066
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
In connection with the Card Agreement, the Bank agreed to pay the Company a $20.0 million refundable payment which the Company recognized upon receipt as deferred revenue within other long-term liabilities in the Consolidated Balance Sheets and began to recognize into income on a straight-line basis commencing January 2018. As of January 28, 2023, the deferred revenue balance of $5.5 million will be recognized over the remaining term of the amended Card Agreement within the other revenue component of net sales in the Consolidated Statements of Income and Comprehensive Income.

	2022	2021
	(in thousands)
Beginning balance refundable payment liability	$8,394	$11,272
Recognized in revenue	(2,878)	(2,878)
Ending balance refundable payment liability	$5,516	$8,394
Cost of Goods Sold, Buying and Occupancy Costs
Cost of goods sold, buying and occupancy costs, includes merchandise costs, freight, inventory shrinkage and other gross margin related expenses. Buying and occupancy expenses primarily include payroll, benefit costs, and other operating expenses for the buying departments (merchandising, design, manufacturing and planning and allocation), distribution, eCommerce fulfillment, rent, common area maintenance, real estate taxes, utilities, maintenance and depreciation for stores.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses include all operating costs not included in cost of goods sold, buying and occupancy costs, with the exception of proceeds received from insurance claims and gain/loss on disposal of
EXPRESS, INC. | 2022 Form 10-K | 63

assets, which are included in other operating expense, net. These costs include payroll and other expenses related to operations at our corporate home office, store expenses other than occupancy, and marketing expenses.
Other Operating Income, Net
Other operating income, net primarily consists of gains/losses on disposal of assets, excess proceeds from the settlement of insurance claims and the write off of certain costs associated with aborted debt negotiations.
Gain on Transaction with WHP
Gain on transaction with WHP primarily consists of proceeds from the sale of majority interest of intellectual property to the Joint Venture, the equity method investment and the premium paid on the common shares by WHP discussed in Note 4.

Other (Income)/Expense, Net
Other (income)/expense, net primarily consists of payments received from Homage, LLC discussed in Note 4.

NOTE 3 | PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consisted of:

	January 28, 2023	January 29, 2022
	(in thousands)
Building improvements	$16,312	$16,206
Furniture, fixtures and equipment, and software	582,205	557,130
Leasehold improvements	402,598	393,221
Construction in process	17,652	8,433
Other	810	812
Total	1,019,577	975,802
Less: accumulated depreciation	(886,193)	(827,820)
Property and equipment, net	$133,384	$147,982
Depreciation expense totaled $61.5 million, $66.5 million and $76.1 million in 2022, 2021, and 2020, respectively, excluding impairment charges discussed in Note 2.

NOTE 4 | EQUITY METHOD INVESTMENT
The following table is a summary of the Company’s equity method investment:

	% of Ownership	Balance Sheet Location	January 28, 2023
			(in thousands)
EXP Topco, LLC.	40%	Equity Method Investment	$166,106
The Company accounts for equity investments through which it exercises significant influence but does not have control over the investee under the equity method. Under the equity method, the Company recorded its investment in the investee on the balance sheet initially at cost, and subsequently adjusts the carrying amount based on its share of the investee's net income or loss. Royalty distributions received from the investee are recognized as a reduction of the carrying amount of the investment. The Company's share of equity (income)/losses and other adjustments associated with these equity investments will be included in other operating income, net in the Consolidated Statements of Income and Comprehensive Income. The carrying value for the Company's equity investment is reported in Equity Method Investment on the Consolidated Balance Sheets. The Company reports its share of earnings using a one-month lag because results are not available in time for it to record them in the
EXPRESS, INC. | 2022 Form 10-K | 64

concurrent period. The Company will begin reporting information under S-X Rule 4-08(g) for the Joint Venture in future quarters.
Equity Method Investment with WHP Global
On December 8, 2022, the Company entered into a strategic partnership with WHP, a leading global brand management firm. On January 25, 2023 the related transactions closed and funded. The mutually transformative strategic partnership advances the Company's omnichannel platform which is expected to drive accelerated, long-term growth through the acquisition and operation of a portfolio of brands. The Company formed an intellectual property Joint Venture with WHP, which acquired certain intellectual property of the Company. Concurrently, the Company transformed into an omnichannel platform company, managed and run by its current leadership. All other aspects of the existing business remain unchanged.
The Company entered into an exclusive long-term License Agreement (as defined below) with multiple renewal options with the Joint Venture to use the contributed intellectual property for the Company’s existing business and will pay a royalty fee to the Joint Venture. Cash earnings in the Joint Venture will be distributed quarterly to the Company and WHP on a pro rata basis.

Under the derecognition guidance from ASC 810, the Company derecognized the intellectual property assets at their carrying amount upon their contribution to the Joint Venture. In exchange for the Company's contribution of its intellectual property assets to the Joint Venture, WHP invested $235.0 million for a 60% stake in the Joint Venture, implying a fair value of the Company’s retained 40% interest of approximately $156.7 million. The carrying amount of the intellectual property assets was zero, leading to recognition of a $391.7 million gain of which $156.7 million was related to the Company’s retained 40.0% interest in the Joint Venture. The gain was recorded in gain on transaction with WHP on the Consolidated Statements of Income and Comprehensive Income. Transaction costs capitalized in the cost of the equity method investment totaled $9.4 million.

Separately, under the terms of the transaction, WHP also made a common equity investment to acquire 5.4 million newly issued shares of the Company at $4.60 per share, representing an approximate pro forma ownership of 7.4%. The difference between the price paid and the fair value of the share price on the day of the transaction resulted in a gain of $17.8 million recorded in gain on transaction with WHP on the Consolidated Statements of Income and Comprehensive Income. Refer to Note 8 in our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further discussion.
In connection with the strategic partnership with WHP, on January 25, 2023, the Company and the Joint Venture entered into an Intellectual Property License Agreement (the “License Agreement”). The License Agreement provides the Company with an exclusive license in the United States to the intellectual property contributed in connection with the Membership Interest Purchase Agreement and certain other intellectual property. The initial term of the License Agreement is 10 years, and the License Agreement automatically renews for successive renewal terms of 10 years (unless the Company provides notice of non-renewal at least 24 months prior to the end of the initial or applicable renewal term). Except for the Company’s right not to renew the License Agreement, the License Agreement is not terminable by either party. The Company will pay the Joint Venture a royalty on net sales of certain licensed goods and will commit to an annual guaranteed minimum annual royalty during the term of the License Agreement (i.e., $60.0 million in the first contract year, increasing by $1.0 million per year for the next five contract years, and remaining at $65.0 million following the sixth contract year). The Company will pay royalties at a rate of (i) 3.25% of net sales arising from retail sales of certain licensed goods in the first through fifth contract years (and 3.5% thereafter), and (ii) 8% of net sales arising from wholesale sales of such goods. The Company prepaid the Joint Venture’s first year guaranteed minimum royalty of $60.0 million with a portion of the transaction proceeds and recorded as a prepaid royalty on the Consolidated Balance Sheets.
As WHP is an affiliate of the Company as part of the transaction, the intellectual property purchase, stock purchase and related royalty payments are considered related party transactions.

Equity Method Investment in Homage, LLC
In 2016, the Company made a $10.1 million investment in Homage, LLC, a privately held retail company based in Columbus, Ohio. The non-controlling investment in the entity was being accounted for under the equity method.

EXPRESS, INC. | 2022 Form 10-K | 65

During the third quarter of 2020, the Company sold all of its interest in Homage, LLC back to Homage, LLC in exchange for a promissory note payable to the Company in the principal amount of $1.5 million. The Company recorded a reserve against the full value of this promissory note.
During the fourth quarter of 2021, the Company revised the payment terms of the note receivable and collected $0.3 million which was recorded as other income within other (income)/expense, net in the Consolidated Statements of Income and Comprehensive Income.
During 2022, the Company collected $1.2 million which was recorded as other income within other (income)/expense, net in the Consolidated Statements of Income and Comprehensive Income. The Company has no remaining activity with Homage, LLC.

NOTE 5 | LEASES
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
As a result of the impact of the COVID-19 pandemic, the Company did not initially make its store rent payments for certain stores in portions of the first and second quarter of 2020. The Company established an accrual for rent payments that were not made and has continued to recognize accrued rent expense. As a result of negotiations with certain landlords, the Company has since made rent payments for certain stores and some landlords have agreed to abate certain rent payments. The appropriate adjustments were made to accrued rent. Accrued rent is within accrued expenses on the Consolidated Balance Sheets. Accrued minimum rent as of January 28, 2023 and January 29, 2022, was $6.2 million and $7.7 million, respectively.
Annual store rent consists of a fixed minimum amount and/or contingent rent based on a percentage of sales exceeding a stipulated amount.
EXPRESS, INC. | 2022 Form 10-K | 66

The following table is a summary of the Company’s components of net lease cost, which is included in cost of goods sold, buying and occupancy costs, in the Consolidated Statements of Income and Comprehensive Income:

	2022	2021	2020
	(in thousands)
Operating lease costs	$220,682	$234,911	$272,896
Variable and short-term lease costs	63,516	45,355	60,925
Total lease costs	$284,198	$280,266	$333,821
Supplemental cash flow information related to leases is as follows:

	2022	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$253,197	$296,353	$197,824
Right of use assets obtained in exchange for operating lease liabilities	$45,136	$44,952	$44,433
Supplemental balance sheet information related to leases is as follows:

	2022	2021	2020
Operating leases:
Weighted average remaining lease term (in years)	3.8	4.4	5.1
Weighted average discount rate	6.9%	6.5%	5.4%
The following table reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the Consolidated Balance Sheets as of January 28, 2023:

January 28, 2023
(in thousands)
2023	$209,072
2024	177,265
2025	132,509
2026	78,104
2027	45,314
Thereafter	33,809
Total minimum lease payments	676,073
Less: amount of lease payments representing interest	80,619
Present value of future minimum lease payments	595,454
Less: current obligations under leases	189,006
Long-term lease obligations	$406,448

EXPRESS, INC. | 2022 Form 10-K | 67

NOTE 6 | INCOME TAXES
The provision (benefit) for income taxes consists of the following:

	2022	2021	2020
Current:	(in thousands)
U.S. federal	$8,273	$(239)	$(109,627)
U.S. state and local	1,312	554	(1,240)
Total	9,585	315	(110,867)
Deferred:
U.S. federal	3,546	—	37,292
U.S. state and local	7,322	—	17,675
Total	10,868	—	54,967
Income tax (benefit)/expense	$20,453	$315	$(55,900)
The following table provides a reconciliation between the statutory federal income tax rate and the effective tax rate:

	2022	2021	2020
Federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax effect	6.4%	(5.0)%	5.2%
Change in uncertain tax positions	0.4%	0.8%	0.1%
Share-based compensation	0.1%	(3.2)%	(0.3)%
Non-deductible executive compensation	0.6%	(22.6)%	(0.2)%
Change in valuation allowance	(21.8)%	4.0%	(22.9)%
Change in tax law	—%	—%	9.1%
Tax credits	(0.3)%	3.7%	0.1%
Other items, net	0.1%	(0.9)%	—%
Effective tax rate	6.5%	(2.2)%	12.1%
The increase in the tax rate in 2022 compared to 2021 is primarily attributable to the gain on the transaction with WHP. The gain on the transaction with WHP in 2022 allowed the Company to utilize certain deferred tax assets and tax attributes with a corresponding release to the Company's valuation allowance.
On March 27, 2020, the CARES Act was enacted into law. The CARES Act provides several provisions that impact the Company, including the establishment of a five-year carryback of net operating losses originating in the tax years 2018, 2019 and 2020, temporarily suspending the 80% limitation on the use of net operating losses, relaxing limitation rules on business interest deductions, and retroactively clarifying that businesses may immediately write-off certain qualified leasehold improvement property dating back to January 1, 2018. The Company carried back certain of its U.S. federal net operating losses to offset taxable income in the five-year carryback period as part of the CARES Act. As of January 28, 2023, the Company has a $52.3 million income tax receivable recorded as a non-current asset.
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
EXPRESS, INC. | 2022 Form 10-K | 68

The following table provides the effect of temporary differences that created deferred income taxes as of January 28, 2023 and January 29, 2022. Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carry-forwards at the end of the respective periods.

	January 28, 2023	January 29, 2022
	(in thousands)
Deferred tax assets:
Accrued expenses and deferred compensation	$9,999	$13,693
Lease liability	161,389	197,063
Intangible assets	10,851	21,402
Inventory	1,136	—
Deferred revenue	5,418	5,142
Other	871	986
Net operating losses, tax credit and other carryforwards	17,693	41,137
Valuation allowance	(41,767)	(107,669)
Total deferred tax assets	165,590	171,754

Deferred tax liabilities:
Prepaid expenses	2,374	2,844
Inventory	—	1,305
Right of use asset	133,149	161,105
Investment in Joint Venture	36,500	—
Property and equipment	4,435	6,500
Total deferred tax liabilities	176,458	171,754
Net deferred tax asset/(liability)	$(10,868)	$—
The Company evaluates whether deferred tax assets are realizable on a quarterly basis. The Company considers all available positive and negative evidence, including past operating results and expectations of future operating income. Accordingly, the Company has booked a valuation allowance against the amount of deferred tax assets not expected to be realized as of January 28, 2023.
As of January 28, 2023, the Company had U.S. state net operating loss carryforwards of $352.0 million. The U.S. state net operating losses have carryforward periods of five to twenty years with varying expiration dates and certain jurisdictions have an unlimited carryforward period. The Company had no remaining U.S. federal net operating loss carryforwards. The Company also has $0.1 million in foreign tax credits, which can be carried forward 10 years and expire starting in 2027. A valuation allowance has been recorded on all tax attributes not expected to be realized in future periods.
The net deferred tax liability as of January 28, 2023 is included in the Other Long-Term Liabilities on the Consolidated Balance Sheets.
The following table summarizes the changes in the valuation allowance:

	2022	2021	2020
	(in thousands)
Valuation allowance, beginning of year	$107,669	$108,418	$2,313
Changes in related gross deferred tax assets/liabilities	2,661	(228)	410
Charge/(release)	(68,563)	(521)	105,695
Valuation allowance, end of year	$41,767	$107,669	$108,418
The decrease in the valuation allowance in 2022 is primarily attributable to the gain on the transaction with WHP. The gain on the transaction with WHP in 2022 allowed the Company to utilize certain deferred tax assets and tax attributes with a corresponding release to the Company's valuation allowance.
EXPRESS, INC. | 2022 Form 10-K | 69

Uncertain Tax Positions
The Company evaluates tax positions using a more likely than not recognition criterion.
A reconciliation of the beginning to ending unrecognized tax benefits is as follows:

	January 28, 2023	January 29, 2022	January 30, 2021
	(in thousands)
Unrecognized tax benefits, beginning of year	$1,573	$1,388	$1,305
Gross addition for tax positions of the current year	335	—	—
Gross addition for tax positions of the prior year	174	291	327
Settlements	—	—	—
Reduction for tax positions of prior years	—	—	—
Lapse of statute of limitations	(115)	(106)	(244)
Unrecognized tax benefits, end of year	$1,967	$1,573	$1,388
The amount of the above unrecognized tax benefits as of January 28, 2023, January 29, 2022 and January 30, 2021 that would impact the Company's effective tax rate, if recognized, is $2.0 million, $1.6 million and $1.4 million, respectively.
During 2022 and 2021, the Company released gross uncertain tax positions of $0.1 million and $0.1 million, respectively, and the related accrued interest and penalties of $0.1 million and $0.1 million, respectively, as a result of the expiration of associated statutes of limitation.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The total amount of net interest in tax expense related to interest and penalties included in the Consolidated Statements of Income and Comprehensive Income was $0.1 million for 2022, $(0.1) million for 2021 and $(0.1) million for 2020. As of January 28, 2023 and January 29, 2022, the Company had accrued interest and penalties of $0.5 million and $0.3 million, respectively.
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
The Company believes that over the next twelve months, it is reasonably possible that up to $0.2 million of unrecognized tax benefits could be resolved as the result of settlements of audits and the expiration of statutes of limitation. Final settlement of these issues may result in payments that are more or less than this amount, but the Company does not anticipate that the resolution of these matters will result in a material change to its consolidated financial position or results of operations.

EXPRESS, INC. | 2022 Form 10-K | 70

NOTE 7 | DEBT
The following table summarizes the Company's outstanding debt as of the dates indicated:

	January 28, 2023	January 29, 2022
	(in thousands)
Term Loan Facility	$—	$96,737
Revolving Facility	122,000	35,000
Total outstanding borrowings	122,000	131,737
Less: unamortized debt issuance costs	—	(2,940)
Total debt, net	122,000	128,797
Less: current portion of long-term debt	—	11,216
Long-term debt, net	$122,000	$117,581

Outstanding letters of credit	$19,636	$34,636
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
The Term Loan Facility provided for a “first in, last out” term loan in an amount equal to $90.0 million (the “FILO Term Loan”) and a delayed draw term loan facility in an amount equal to $50.0 million (the “DDTL”). The Term Loan Facility is a senior secured obligation that ranks equally with the Loan Parties’ other senior secured obligations.
During 2021, the Company drew down the additional $50.0 million under the DDTL and repaid $43.3 million with proceeds from 2020 CARES Act tax refunds, as required under the Term Loan Facility. The fair value of the Term Loan Facility at January 29, 2022 was $98.0 million.
On November 23, 2022, the Company's $140.0 million Term Loan Facility was amended (the Amended Term Loan Facility") by refinancing its $90.0 million FILO Term Loan (the "Existing FILO Loans") with a new $90.0 million Term Loan Facility (the "Amendment FILO Term Loan") and terminating its $50.0 million DDTL (the "Existing DDTL"). The Amended Term Loan Facility (i) refinanced the outstanding principal balance of the Existing FILO Loans with the Amendment FILO Term Loan, (ii) terminated its Existing DDTL and (iii) modified the interest rate and maturity date of the Existing FILO Loans. The previous maturity date of the Existing FILO Loans of May 24, 2024 was extended by the Amended Term Loan Facility to the earlier of November 26, 2027 or the maturity date of the Amended Revolving Credit Facility. Additionally, the Amended Term Loan Facility replaced the London Interbank Offered Rate (“LIBOR”) as the interest rate benchmark with the Secured Overnight Financing Rate (“SOFR”) interest rate benchmark.
On January 25, 2023, the Company paid in full the outstanding Obligations (as defined in the FILO Term Loan) due under the Asset-Based Loan Credit Agreement dated as of January 13, 2021, by and among the Company, Express Topco, Express Holding, Express, LLC and the other loan parties named therein (such payment, the “FILO Term Loan Payoff”). The Company recognized $5.1 million of FILO Term Loan refinancing costs, $4.5 million of early debt termination fees related to the termination of the Term Loan and $1.8 million of accelerated Term Loan discount amortization. Pursuant to the FILO Term Loan Payoff, the Company has no further obligations under the FILO Term Loan. Cash interest paid in 2022 included the FILO Term Loan refinancing costs and the early debt termination fees related to the termination of the Term Loan.
EXPRESS, INC. | 2022 Form 10-K | 71

Revolving Credit Facility
On May 24, 2019, Express Holding and its subsidiaries entered into a First Amendment to the Second Amended and Restated $250.0 million Asset-Based Loan Credit Agreement (as amended, the “Revolving Credit Facility”).
On March 17, 2020, the Company provided notice to the lenders under the Revolving Credit Facility of a request to borrow $165.0 million.
On January 13, 2021, Express Holding and its subsidiaries entered into the Second Amendment to the Second Amended and Restated $250.0 million Asset-Based Loan Credit Agreement and the Second Amendment to the Amended and Restated Security Agreement, among the Loan Parties (as defined therein), the lenders party thereto, and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and collateral agent, and Bank of America, N.A. (“Bank of America”), as documentation agent (the “2021 Revolving Credit Facility Amendment”). The 2021 Revolving Credit Facility Amendment amended the Loan Parties’ existing asset-based Revolving Credit Facility. The 2021 Revolving Credit Facility Amendment added the Company and Express Topco LLC as Loan Parties, fully obligated and bound by all of the respective covenants, representations, warranties and events of default.

On November 23, 2022, the Company entered into the Third Amendment to Second Amended and Restated Asset-Based Loan Credit Agreement and Restated Asset-Based Loan Credit Agreement and First Amendment to Second Amended and Restated Security Agreement, among the Loan Parties, the lenders party thereto, Wells Fargo, as administrative agent and collateral agent, and Bank of America, as documentation agent (the “2022 Revolving Credit Facility Amendment”). The 2022 Revolving Credit Facility Amendment amended the Loan Parties’ existing asset-based revolving credit facility, which was previously scheduled to expire on May 24, 2024. The maturity date was extended by the Amended Revolving Credit Facility to the earlier of November 26, 2027 or the maturity date of the Amended Term Loan Facility. The 2022 Revolving Credit Facility Amendment followed modification accounting which resulted in the unamortized fees related to the 2021 Revolving Credit Facility Amendment being amortized over the life of the 2022 Revolving Credit Facility Amendment.

Under the 2022 Revolving Credit Facility Amendment, the maximum borrowing amount was increased by $40.0 million to $290.0 million. Additionally, the Amended Term Loan Facility replaced the LIBOR as the interest rate benchmark with the SOFR interest rate benchmark.
On January 25, 2023, the Company entered into the Consent and Fourth Amendment to Second Amended and Restated Asset-Based Loan Credit Agreement and Amendment to Certain Ancillary Loan Documents, by and among the Loan Parties party thereto, the lenders party thereto, Wells Fargo, as administrative agent and collateral agent, and Bank of America, as documentation agent (the “Amended Revolving Credit Facility”). The Amended Revolving Credit Facility will mature on November 26, 2027.

Under the Amended Revolving Credit Facility, revolving loans may be borrowed, repaid and reborrowed until November 26, 2027, at which time all amounts borrowed must be repaid. Amounts borrowed under the Amended Revolving Credit Facility will bear interest at a variable rate indexed to SOFR plus a pricing margin ranging from 1.75% to 2.25% per annum, as determined in accordance with the provisions of the Amended Revolving Credit Facility based on average daily excess availability, as of any date of determination, for the most recently ended fiscal quarter, commencing April 30, 2023.
The Amended Revolving Credit Facility has a maximum borrowing amount of $290.0 million, subject to a borrowing base which is calculated based on specified percentages of eligible inventory, credit card receivables and cash, less certain reserves. Commitment reductions and termination of the Amended Revolving Credit Facility prior to the maturity date is permitted, subject in certain instances to a prepayment fee. As of January 28, 2023, the interest rate on the outstanding borrowings of $122.0 million was approximately 6.5%.
The unused line fee payable under the Amended Revolving Credit Facility is 0.25% per annum regardless of the average daily excess availability, payable in arrears monthly on the first day of each calendar month. The Borrower is also obligated to pay other customary closing fees, arrangement fees, administration fees and letter of credit fees for a credit facility of this size and type.
The Amended Revolving Credit Facility requires the Borrower to maintain minimum excess availability of at least the greater of (i) $25.0 million or (ii) 10% of the sum of Amended Revolving Credit Facility loan cap. From and after the date on which EBITDA (as defined therein) has exceeded $50.0 million for two consecutive fiscal quarters (each of
EXPRESS, INC. | 2022 Form 10-K | 72

which consecutive fiscal quarters shall have commenced after November 2, 2024), at any time the excess availability is less than the greater of (i) $25.0 million or (ii) 10% of the Amended Revolving Credit Facility loan cap, and until the excess availability exceeds such amount for thirty consecutive days, the Borrower is required to maintain a fixed charge coverage ratio (as further described in the Amended Revolving Credit Facility) of at least 1.00:1.00, calculated as of the last day of each fiscal quarter (as further described in the Amended Revolving Credit Facility).
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
All obligations under the Amended Revolving Credit Facility are guaranteed by the Loan Parties (other than the Borrower) and secured by (a) a first priority lien on substantially all of the Loan Parties’ assets, subject to certain permitted liens.
As of January 28, 2023, the Company had $122.0 million in borrowings outstanding under the Amended Revolving Credit Facility and approximately $148.4 million remained available for borrowing under the Amended Revolving Credit Facility after giving effect to outstanding letters of credit in the amount of $19.6 million and subject to certain borrowing base limitations as further discussed above. The fair value of the Amended Revolving Credit Facility at January 28, 2023 and January 29, 2022 was $115.0 million and $36.5 million, respectively.
Letters of Credit
The Company may enter into various trade letters of credit ("trade LCs") in favor of certain vendors to secure merchandise. These trade LCs are issued for a defined period of time, for specific shipments, and generally expire three weeks after the merchandise shipment date. As of January 28, 2023 and January 29, 2022, there were no outstanding trade LCs. Additionally, the Company enters into stand-by letters of credit ("stand-by LCs") on an as-needed basis to secure payment obligations for third party logistic services, merchandise purchases, and other general and administrative expenses. As of January 28, 2023 and January 29, 2022, outstanding stand-by LCs totaled $19.6 million and $34.6 million, respectively.

NOTE 8 | STOCKHOLDERS' EQUITY
Share Repurchase Programs
On November 28, 2017, the Company's Board of Directors ("Board") approved a share repurchase program that authorizes the Company to repurchase up to $150.0 million of the Company’s outstanding common stock using available cash (the "Repurchase Program"). The Company may repurchase shares on the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Exchange Act of 1934. The timing and amount of stock repurchases will depend on a variety of factors, including business and market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified, or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the program. The Company did not repurchase shares of its common stock during 2022, 2021 or 2020. As of January 28, 2023, the Company had approximately $34.2 million remaining under this authorization.

ATM Equity Offering Sales Agreement
On June 3, 2021, the Company entered into an ATM Equity Offering Sales Agreement (the "Sales Agreement") with BofA Securities, Inc. ("BofA"), as the sales agent to sell up to 15.0 million shares of the Company's common stock, par value $0.01 per share, through an “at-the-market” offering program. Such shares are issued pursuant to the
EXPRESS, INC. | 2022 Form 10-K | 73

Company’s shelf registration statement on Form S-3 (Registration No. 333-253368) filed with the SEC on April 6, 2021.
On December 2, 2022, the Company delivered written notice to BofA to terminate the Sales Agreement. The termination of the Sales Agreement became effective as of December 7, 2022. The Company exercised its option to terminate the Sales Agreement due to the fact that the Company no longer intends to utilize the Sales Agreement. There are no penalties associated with the termination of the Sales Agreement. Prior to its termination, the Company did not issue or sell any shares of its Common Stock pursuant to the Sales Agreement during 2022 or 2021.
Investment Agreement
On December 8, 2022, the Company, entered into an investment agreement (the “Investment Agreement”) with WHP, relating to the issuance and sale of shares of the Company’s common stock, par value $0.01, in a private placement to WHP. On January 25, 2023, the Company completed the transaction contemplated by the Investment Agreement. Pursuant to the Investment Agreement, the Company issued and sold 5.4 million shares of common stock to WHP (the “Purchased Shares”) for a purchase price of $4.60 per share, or an aggregate purchase price of $25.0 million (the “Stock Purchase”), representing an approximate pro forma ownership of 7.4%. The Investment Agreement contains customary representations, warranties and covenants of the Company and WHP. The excess paid over fair value of $17.8 million was recorded in gain on transaction with WHP on the Consolidated Statements of Income and Comprehensive Income.

NOTE 9 | LONG-TERM INCENTIVE COMPENSATION
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
EXPRESS, INC. | 2022 Form 10-K | 74

The following summarizes long-term incentive compensation expense:

	2022	2021	2020
	(in thousands)
Restricted stock units	$4,075	$6,212	$8,220
Stock options	350	728	1,242
Performance-based restricted stock units	3,115	2,869	—
Total share-based compensation	$7,540	$9,809	$9,462
Cash-settled awards	8,662	9,142	695
Total long-term incentive compensation	$16,202	$18,951	$10,157
The stock compensation related income tax benefit, excluding consideration of valuation allowances, recognized by the Company in 2022, 2021, and 2020 was $3.1 million, $4.2 million and $0.9 million, respectively.
The valuation allowances associated with these tax benefits were $3.1 million in 2022 compared to $4.2 million in 2021. There were no valuation allowances associated with the tax benefits in 2020.
Equity Awards
Restricted Stock Units
During 2022, the Company granted restricted stock units ("RSUs") under the terms of the 2018 Plan. The fair value of the RSUs is determined based on the Company's closing stock price on the day prior to the grant date in accordance with the 2018 Plan. The RSUs granted in 2022, in general, vest ratably over one to three years and the expense related to these RSUs will be recognized using the straight-line attribution method over this vesting period.
The Company's activity with respect to RSUs for 2022 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value
	(in thousands, except per share amounts)
Unvested, January 29, 2022	3,561	$2.55
Granted	373	$2.60
Vested	(1,888)	$2.84
Forfeited	(313)	$2.39
Unvested, January 28, 2023	1,733	$2.27
The total fair value of RSUs that vested during 2022, 2021, and 2020 was $5.4 million, $8.8 million and $7.4 million, respectively. As of January 28, 2023, there was approximately $1.2 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 0.5 years.
EXPRESS, INC. | 2022 Form 10-K | 75

Stock Options
During 2022, the Company did not grant stock options. The expense for stock options is recognized using the straight-line attribution method.
The Company's activity with respect to stock options during 2022 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding, January 29, 2022	2,973	$5.39
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(116)	$18.91
Outstanding, January 28, 2023	2,857	$4.84	5.8	$—
Expected to vest at January 28, 2023	279	$2.60	6.5	$—
Exercisable at January 28, 2023	2,577	$5.09	5.7	$—
As of January 28, 2023, there was approximately $0.2 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of approximately 0.5 years.
The Company uses the Black-Scholes-Merton option-pricing model to value stock options granted to employees and directors. The Company's determination of the fair value of stock options is affected by the Company's stock price, as well as a number of subjective and complex assumptions. These assumptions include the risk-free interest rate, the Company's expected stock price volatility over the term of the awards, expected term of the award, and dividend yield. There were no stock options issued or exercised in 2022, 2021 and 2020.
Performance-Based Restricted Stock Units
During 2022, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock upon vesting. The number of shares earned could range between 0% and 200% of the target amount depending upon performance achieved over a three-year vesting period. The performance conditions of the award include adjusted earnings before interest, taxes, depreciation, and amortization ("Adjusted EBITDA") targets and total shareholder return ("TSR") of the Company’s common stock relative to a select group of peer companies. A Monte Carlo valuation model was used to determine the fair value of the awards. The TSR performance metric is a market condition. Therefore, fair value of the awards is fixed at the measurement date and is not revised based on actual performance. The number of shares that are expected to vest will change based on estimates of the Company’s Adjusted EBITDA performance in relation to the pre-established targets. The 2022 target grant currently corresponds to approximately 1.9 million shares, with a grant-date fair value of $3.97 per share. As of January 28, 2023, $5.5 million of total unrecognized compensation cost is expected to be recognized on performance-based restricted stock units over a remaining weighted-average period of 1.6 years.
Cash-Settled Awards
Time-Based Cash-Settled Awards
During 2022, the Company granted time-based cash-settled awards to employees that vest ratably over three years. These awards are classified as liabilities and do not vary based on changes in the Company's stock price or performance. The expense related to these awards will be accrued using a straight-line method over this vesting period. As of January 28, 2023, $11.9 million of total unrecognized compensation cost is expected to be recognized on time-based cash-settled awards over a weighted-average period of 1.4 years.
Performance-Based Cash-Settled Awards
In March 2020, the Company granted performance-based cash-settled awards to a limited number of senior executive-level employees. Due to the significant disruption caused by the COVID-19 pandemic on the Company’s
EXPRESS, INC. | 2022 Form 10-K | 76

business operations, as well as its adverse impact on consumer confidence and demand, the Committee delayed setting performance targets for the 2020 long-term performance-based awards until February 2021. While the 2020 long-term performance awards remain subject to a three-year vesting cliff, these awards are subject to a two-year performance period instead of a three-year performance period. These awards are classified as liabilities, with the amount to be paid out estimated each reporting period. Expense is being recognized in proportion to the completed requisite period up until date of settlement. The amount of cash earned could range between 0% and 200% of the target amount depending upon performance achieved over a two-year performance period commencing on the first day of the Company’s 2021 fiscal year and ending on the last day of the Company’s 2022 fiscal year. The performance condition of the award is Adjusted EBITDA. The amount of cash earned will change based on estimates of the Company’s Adjusted EBITDA performance in relation to the pre-established targets. As of January 28, 2023, $0.6 million of total unrecognized compensation cost is expected to be recognized on performance-based cash-settled awards over a remaining weighted-average period of 0.2 years.

NOTE 10 | EARNINGS PER SHARE
The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share:

	2022	2021	2020
	(in thousands)
Weighted-average shares - basic	68,046	66,448	64,624
Dilutive effect of stock options, restricted stock units and restricted stock	1,012	—	—
Weighted-average shares - diluted	69,058	66,448	64,624
Equity awards representing 3.4 million, 7.8 million and 10.6 million shares of common stock were excluded from the computation of diluted earnings per share for 2022, 2021, and 2020, respectively, as the inclusion of these awards would have been anti-dilutive.
Additionally, for 2022, 2.9 million shares were excluded from the computation of diluted weighted average shares because the number of shares that will ultimately be issued is contingent on the Company's performance compared to pre-established performance goals, which have not been achieved as of January 28, 2023.

NOTE 11 | RETIREMENT BENEFITS
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
Total expense recognized related to the Qualified Plan employer match was $3.8 million, $3.7 million, and $3.4 million in 2022, 2021, and 2020, respectively.

EXPRESS, INC. | 2022 Form 10-K | 77

NOTE 12 | COMMITMENTS AND CONTINGENCIES
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

As of January 28, 2023, the Company's Consolidated Balance Sheet includes an estimated liability based on its best estimate of the outcome of the unresolved matters.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.
Management, including the principal executive officer and principal financial officer, conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 28, 2023.
EXPRESS, INC. | 2022 Form 10-K | 78

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of January 28, 2023. In making this assessment, we used the criteria set forth by COSO. Based on our assessment, management concluded that, as of January 28, 2023, the Company's internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of January 28, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein. See “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) that occurred during the fourth quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not Applicable.

EXPRESS, INC. | 2022 Form 10-K | 79

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item will appear in our Proxy Statement for our 2023 Annual Meeting of Stockholders under the captions “Election of Class I Directors,” “Executive Officers,” “Stock Ownership Information—Delinquent Section 16(a) Reports,” “Corporate Governance—Board Practices,” “Corporate Governance—Board Composition” and “Corporate Governance—Board Leadership & Structure” and the information therein is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item will appear in our Proxy Statement for our 2023 Annual Meeting of Stockholders under the captions “Corporate Governance—Board Leadership & Structure,” “Executive Compensation,” and the information therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table summarizes share and exercise price information about our equity compensation plan as of January 28, 2023.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,476,228	$4.84	3,344,306
Equity compensation plans not approved by security holders	—	—	—
Total	7,476,228	$4.84	3,344,306
The table above includes 2,887,049 RSUs with performance conditions. The number of performance-based RSUs that are ultimately earned may vary from 0% to 200% of target depending on achievement relative to the predefined financial performance targets. The amounts in columns (a) and (c) reflected in the table are calculated assuming the target payout for all performance-based restricted stock units.
The other information required by this item will appear in our Proxy Statement for our 2023 Annual Meeting of Stockholders under the caption “Stock Ownership Information” and the information therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will appear in our Proxy Statement for our 2023 Annual Meeting of Stockholders under the captions “Proxy Statement Summary Information” and “Corporate Governance—Board Practices,” and the information therein is incorporated herein by reference.

EXPRESS, INC. | 2022 Form 10-K | 80

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item will appear in our Proxy Statement for our 2023 Annual Meeting of Stockholders under the caption “Audit Committee—Independent Registered Public Accounting Firm Fees and Services” and the information therein is incorporated herein by reference.

EXPRESS, INC. | 2022 Form 10-K | 81

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)    (1)   Consolidated Financial Statements
The following consolidated financial statements of Express, Inc. and its subsidiaries are filed as part of this report under Item 8. Financial Statements and Supplementary Data:
Report of Independent Registered Public Accounting Firm - PricewaterhouseCoopers, LLP
Consolidated Balance Sheets as of January 28, 2023 and January 29, 2022
Consolidated Statements of Income and Comprehensive Income for the years ended January 28, 2023, January 29, 2022, and January 30, 2021
Consolidated Statements of Changes in Stockholders' Equity for the years ended January 28, 2023, January 29, 2022, and January 30, 2021
Consolidated Statements of Cash Flows for the years ended January 28, 2023, January 29, 2022, and January 30, 2021
Notes to Consolidated Financial Statements
(2)   Financial Statement Schedules
Schedules have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.
(3)   List of Exhibits
The following exhibits are either included in this report or incorporated by reference as indicated in the following:
EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Express, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-168097), filed with the SEC on July 14, 2010).
3.2	Certificate of Amendment of Certificate of Incorporation of Express, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on June 11, 2013).
3.3	Bylaws of Express, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on January 24, 2023).
3.4
Certificate of Designations of Series A Preferred Stock of Express, Inc., as filed with the Secretary of State of the State of Delaware on April 20, 2020 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on April 21, 2020).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A (File No. 333-164906), filed with the SEC on April 30, 2010 (the "Express S-1")).
4.2	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K, filed with the SEC on March 24, 2022).
4.3	Registration Rights Agreement, by and between Express, Inc. and WHP Borrower, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on January 26, 2023).
10.1+	Form of Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on June 6, 2013).
EXPRESS, INC. | 2022 Form 10-K | 82

10.2+	Form of Amended and Restated Severance Agreement (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed with the SEC on June 6, 2013).
10.3+	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Express S-1).
10.4+	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.17 to the Express S-1).
10.5+	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.19 to the Express S-1).
10.6+	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.13 to the Express S-1).
10.7+	Form of Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on June 6, 2013).
10.8+	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on June 6, 2013).
10.9+	Form of Non-Qualified Stock Option Grant (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on April 4, 2014).
10.10+	Form of Restricted Stock Unit Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on April 4, 2014).
10.11+	Form of Restricted Stock Unit Agreement for Performance Stock Units (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on April 4, 2014).
10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.22 to the Express S-1
10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on January 5, 2012).
10.14	Second Amended and Restated $250,000,000 Asset-Based Loan Credit Agreement, dated as of May 20, 2015 among Express Holding, LLC, as Parent, Express, LLC, as Borrower, the Initial Lenders, Initial Issuing Bank and Swing Line Bank, Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, U.S. Bank National Association, as Syndication Agent, and Wells Fargo Bank, National Association, as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on May 27, 2015).
10.15+	Form of Severance Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on July 7, 2015).
10.16	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on July 7, 2015).
10.17+	Form of Restricted Stock Unit Agreement for Performance Stock Units (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on April 1, 2016).
10.18	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on August 3, 2016).
10.19+	Form of Restricted Stock Unit Agreement for Performance Stock Units (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on March 17, 2017).
10.20+	Form of Second Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on March 17, 2017).
10.21+	Form of Amended and Restated Severance Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the SEC on March 17, 2017).
10.22+	Second Amended and Restated Express, Inc. 2010 Incentive Compensation Plan (incorporated by reference to Appendix B to Express, Inc.'s definitive proxy statement on Schedule 14A, filed with the SEC on April 28, 2017).
10.23+	Form of Restricted Stock Unit and Other Cash-Based Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on April 6, 2018).
10.24+	Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on June 14, 2018).
10.25+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on March 21, 2019).
10.26+	Form of Other Cash-Based Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on March 21, 2019).
EXPRESS, INC. | 2022 Form 10-K | 83

10.27	First Amendment to Second Amended and Restated $250,000,000 Asset-Based Loan Credit Agreement and First Amendment to Amended and Restated Security Agreement, dated as of May 24, 2019, among Express Holding, LLC, as Parent, Express, LLC, as Borrower, the subsidiary guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, as Collateral Agent, as Issuing Bank and as Swingline Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on May 30, 2019).
10.28+	Form of Express, Inc. Employment Inducement Award Agreement of Non-qualified Stock Options (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on September 10, 2019).
10.29+	Form of Express, Inc. Employment Inducement Award Agreement of Restricted Stock Units (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on September 10, 2019).
10.30+	Letter Agreement, dated as of September 23, 2019, between Express, Inc. and Matt Moellering (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on September 23, 2019).
10.31+	Second Amended and Restated Express, Inc. 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8, filed with the SEC on June 15, 2020).
10.32	$140,000,000 Asset-Based Term Loan Agreement, dated January 13, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on January 13, 2021).
10.33	Second Amendment to the Second Amended and Restated $250,000,000 Asset-Based Loan Credit Agreement, dated January 13, 2021 incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on January 13, 2021).
10.34+	Employment Agreement by and among Express, Inc., Express LLC and Timothy Baxter, dated effective June 18, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on June 17, 2022).
10.35	First Amendment to Asset-Based Term Loan Agreement and First Amendment to Security Agreement, dated November 23, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on November 28, 2022).
10.36	Third Amendment to Second Amended and Restated Asset-Based Loan Credit Agreement and First Amendment to Second Amended and Restated Security Agreement, dated November 23, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on November 28, 2022).
10.37	Investment Agreement, by and between Express, Inc. and WH Borrower, LLC, dated December 8, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed with the SEC on December 9, 2022).
10.38	Membership Interest Purchase Agreement by and among Express, Inc., WH Borrower, LLC and Express, LLC, dated December 8, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed with the SEC on December 9, 2022).
10.39*+	Special Cash Business Continuity Award Agreement, by and between Express LLC and Jason Judd, dated effective January 19, 2023.
10.40	Amended Revolving Credit Facility, by and among Express, Inc., Express Topco LLC, Express Holding, LLC, Express, LLC, Express Fashion Investments, LLC and the other loan parties signatory thereto, Wells Fargo Bank, National Association, as administrative agent and collateral agent, and the other lenders named therein, dated January 25, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 26, 2023).
10.41	Operating Agreement, by and among Express, LLC, Express Fashion Investments, LLC, Exp Topco, LLC and EXPWHP, LLC, dated January 25, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 26, 2023).
10.42	Intellectual Property License Agreement, by and between Express, Inc. and EXP Topco LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on January 26, 2023).
21.1*	List of subsidiaries of registrant.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
EXPRESS, INC. | 2022 Form 10-K | 84

32.1*		Certification of Principal Financial Officer and Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*		Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*		Inline XBRL Taxonomy Extension Schema Document.
101.CAL*		Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*		Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*		Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*		Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

	+	Indicates a management contract or compensatory plan or arrangement.
	*	Filed herewith.
(b)          Exhibits
The exhibits to this report are listed in section (a)(3) of Item 15 above.
(c)          Financial Statement Schedules
None.

ITEM 16. FORM 10-K SUMMARY.
Not applicable.

EXPRESS, INC. | 2022 Form 10-K | 85

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 31, 2023	EXPRESS, INC.

		By:	/s/ Jason Judd
Jason Judd
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXPRESS, INC. | 2022 Form 10-K | 86

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned constitutes and appoints Jason Judd as attorney-in-fact and agent, with full power of substitution and re-substitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in son, hereby ratifying and confirming all that said attorney-in-fact or substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 31, 2023	By:	/s/ Timothy Baxter
Timothy Baxter
Chief Executive Officer (Principal Executive Officer), Director

Date:	March 31, 2023	By:	/s/ Jason Judd
Jason Judd
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	March 31, 2023	By:	/s/ Michael G. Archbold
Michael G. Archbold
Director

Date:	March 31, 2023	By:	/s/ Terry Davenport
Terry Davenport
Director

Date:	March 31, 2023	By:	/s/ Karen Leever
Karen Leever
Director

Date:	March 31, 2023	By:	/s/ Patricia E. Lopez
Patricia E. Lopez
Director

Date:	March 31, 2023	By:	/s/ Antonio J. Lucio
Antonio J. Lucio
Director

Date:	March 31, 2023	By:	/s/ Mylle H. Mangum
Mylle H. Mangum
Director

Date:	March 31, 2023	By:	/s/ Satish Mehta
Satish Mehta
Director

Date:	March 31, 2023	By:	/s/ Yehuda Shmidman
Yehuda Shmidman
Director

Date:	March 31, 2023	By:	/s/ Peter Swinburn
Peter Swinburn
Director

EXPRESS, INC. | 2022 Form 10-K | 87