Form 10-Q
period 2023-04-29
EXPRESS, INC.
filed 2023-06-08
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 29, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock was 74,592,956 as of May 27, 2023.
EXPRESS, INC. | Q1 2023 Form 10-Q | 1

EXPRESS, INC.

EXPRESS, INC. | Q1 2023 Form 10-Q | 2

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the “safe harbor” provisions of the Private Securities Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “potential,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely,” "continue to," and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, and financial results, our plans and objectives for future operations, growth, initiatives, or strategies, plans to repurchase shares of our common stock, the expected outcome or impact of pending or threatened litigation, or our strategic partnership with WHP Global or any transactions arranged as part of that partnership, including the Bonobos acquisition, and the anticipated benefits or effects of such transactions, are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

Operational and Industry Risks

▪general economic conditions and changes in consumer spending, including as a result of recent high inflation and fears of a potential recession or instability in the financial markets and banking industry;

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
▪our ability to realize the expected strategic and financial benefits of the Bonobos acquisition;
▪our dependence upon key executive management; and
▪our ability to execute our growth strategy, including but not limited to, achieving profitable growth in our core Express business, optimizing our omnichannel platform, accelerating our growth and profitability through the WHP strategic partnership and operating with financial discipline.

Risks Related to Our Strategic Partnership with WHP

▪our ability to realize success in our strategic partnership with WHP and the potential for the relationship with WHP to divert resources away from existing operations or expose us to liabilities; and
▪our inability to realize the benefits and synergies of the strategic partnership or any transactions arranged as part of that partnership.
EXPRESS, INC. | Q1 2023 Form 10-Q | 3

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
▪our failure to regain compliance with the continued listing requirements of the New York Stock Exchange, or any future failure to meet those requirements, could result in the delisting of our common stock;

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

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. For a discussion of these risks and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Item 1A. Risk Factors” included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended January 28, 2023 (“Annual Report”), filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as required by law.
EXPRESS, INC. | Q1 2023 Form 10-Q | 4

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS.
EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts) (Unaudited)

	April 29, 2023	January 28, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$34,092	$65,612
Receivables, net	17,106	12,374
Income tax receivable	1,140	1,462
Inventories	346,963	365,649
Prepaid royalty	47,146	59,565
Prepaid rent	5,762	7,744
Other	25,628	21,998
Total current assets	477,837	534,404

Right of Use Asset, Net	522,922	505,350

Property and Equipment	1,022,132	1,019,577
Less: accumulated depreciation	(894,020)	(886,193)
Property and equipment, net	128,112	133,384

Non-Current Income Tax Receivable	52,278	52,278
Equity Method Investment	166,210	166,106
Other Assets	6,342	6,803
TOTAL ASSETS	$1,353,701	$1,398,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term lease liability	$197,944	$189,006
Accounts payable	162,369	191,386
Deferred royalty income	15,412	19,852
Deferred revenue	33,243	35,543
Accrued expenses	101,243	105,803
Total current liabilities	510,211	541,590

Long-Term Lease Liability	408,006	406,448
Long-Term Debt	179,750	122,000
Other Long-Term Liabilities	20,075	20,718
Total Liabilities	1,118,042	1,090,756
Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 500,000 shares authorized; 99,067 shares and 99,067 shares issued at April 29, 2023 and January 28, 2023, respectively, and 74,571 shares and 73,760 shares outstanding at April 29, 2023 and January 28, 2023, respectively	990	990
Additional paid-in capital	229,468	228,633
Retained earnings	269,812	355,736
Treasury stock – at average cost; 24,496 shares and 25,307 shares at April 29, 2023 and January 28, 2023, respectively	(264,611)	(277,790)
Total stockholders’ equity	235,659	307,569
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,353,701	$1,398,325
See Notes to Unaudited Consolidated Financial Statements.
EXPRESS, INC. | Q1 2023 Form 10-Q | 5

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts) (Unaudited)

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Net Sales	$383,257	$450,785
Cost of Goods Sold, Buying and Occupancy Costs	319,464	319,285
GROSS PROFIT	63,793	131,500
Operating Expenses (Income):
Selling, general, and administrative expenses	139,348	141,093
Royalty income	(4,440)	—
Other operating income, net	(1,000)	(490)
TOTAL OPERATING EXPENSES	133,908	140,603

OPERATING LOSS	(70,115)	(9,103)
Interest Expense, Net	2,943	3,494
Other Income, Net	—	(200)
LOSS BEFORE INCOME TAXES	(73,058)	(12,397)
Income Tax Expense (Benefit)	369	(483)
NET LOSS	$(73,427)	$(11,914)

COMPREHENSIVE LOSS	$(73,427)	$(11,914)

EARNINGS PER SHARE:
Basic	$(0.99)	$(0.18)
Diluted	$(0.99)	$(0.18)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	73,878	67,211
Diluted	73,878	67,211
See Notes to Unaudited Consolidated Financial Statements.
EXPRESS, INC. | Q1 2023 Form 10-Q | 6

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in Thousands) (Unaudited)

	Common Stock					Treasury Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	At Average Cost	Total
BALANCE, January 28, 2023	73,760	$990	$228,633	$355,736	$—	25,307	$(277,790)	$307,569
Net loss	—	—	—	(73,427)	—	—	—	(73,427)
Exercise of stock options and vesting of restricted stock	1,232	—	(1,036)	(12,497)	—	(1,232)	13,533	—
Share-based compensation	—	—	1,871	—	—	—	—	1,871
Repurchase of common stock	(421)	—	—	—	—	421	(354)	(354)
BALANCE, April 29, 2023	74,571	$990	$229,468	$269,812	$—	24,496	$(264,611)	$235,659

	Common Stock					Treasury Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	At Average Cost	Total
BALANCE, January 29, 2022	67,072	$936	$220,078	$77,093	$—	26,560	$(296,799)	$1,308
Net loss	—	—	—	(11,914)	—	—	—	(11,914)
Exercise of stock options and vesting of restricted stock	1,520	—	(5,038)	(11,935)	—	(1,520)	16,973	—
Share-based compensation	—	—	2,393	—	—	—	—	2,393
Repurchase of common stock	(570)	—	—	—	—	570	(1,890)	(1,890)
BALANCE, April 30, 2022	68,022	$936	$217,433	$53,244	$—	25,610	$(281,716)	$(10,103)

See Notes to Unaudited Consolidated Financial Statements.
EXPRESS, INC. | Q1 2023 Form 10-Q | 7

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands) (Unaudited)

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(73,427)	$(11,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,405	15,172
Loss on disposal of property and equipment	—	10
Share-based compensation	1,871	2,393
Landlord allowance amortization	(58)	(157)
Changes in operating assets and liabilities:
Receivables, net	(4,732)	2,413
Income tax receivable	322	(463)
Prepaid royalty	12,419	—
Inventories	18,686	(12,454)
Deferred royalty income	(4,440)	—
Accounts payable, deferred revenue, and accrued expenses	(37,370)	(53,989)
Other assets and liabilities	(8,288)	(16,890)
NET CASH USED IN OPERATING ACTIVITIES	(80,612)	(75,879)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,200)	(5,142)
Costs related to WHP transaction	(104)	—
NET CASH USED IN INVESTING ACTIVITIES	(8,304)	(5,142)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under the revolving credit facility	142,250	117,000
Repayment of borrowings under the revolving credit facility	(84,500)	(37,000)
Repayment of borrowings under the term loan facility	—	(1,125)
Repurchase of common stock for tax withholding obligations	(354)	(1,890)
NET CASH PROVIDED BY FINANCING ACTIVITIES	57,396	76,985

NET DECREASE IN CASH AND CASH EQUIVALENTS	(31,520)	(4,036)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	65,612	41,176
CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,092	$37,140
See Notes to Unaudited Consolidated Financial Statements.
EXPRESS, INC. | Q1 2023 Form 10-Q | 8

EXPRESS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

EXPRESS, INC. | Q1 2023 Form 10-Q | 9

NOTE 1 | DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business Description
Express, Inc., together with its subsidiaries (“Express” or the “Company”), is a multi-brand fashion retailer whose portfolio includes Express and UpWest. The Company operates an omnichannel platform, including both physical and online stores. Grounded in a belief that style, quality and value should all be found in one place, Express is a brand with a purpose - We Create Confidence. We Inspire Self-Expression. - powered by a styling community. UpWest is an apparel, accessories and home goods brand with a purpose to Provide Comfort for People & Planet.

As of April 29, 2023, the Company operated 545 retail and factory outlet stores in the United States and Puerto Rico, the Express.com online store, the Express mobile app and the UpWest.com online store. As of April 29, 2023, the composition of Express operated stores was as follows:

Store Count
EXPRESS
Retail stores[1]	337
Factory Outlet stores	195
Total Retail and Factory Outlet stores	532
UpWest	13
Total stores	545
1.As of April 29, 2023, retail store count includes 10 Express Edit stores
WHP Strategic Partnership
In the fourth quarter of 2022, Express closed the strategic partnership with WHP Global (“WHP”), a leading global brand management firm. The mutually transformative strategic partnership advances the Company's omnichannel platform which is expected to drive accelerated, long-term growth through the acquisition and operation of a portfolio of brands. In connection with the closing of this transaction in January 2023, the Company and WHP also formed a joint venture (the “Joint Venture”), intended to scale the Express brand through new domestic category licensing and international expansion opportunities. Refer to Note 5 for further discussion regarding the WHP strategic partnership.
Fiscal Year
The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the unaudited Consolidated Financial Statements and Notes, as well as the remainder of this Quarterly Report, by the calendar year in which the fiscal year commences. All references herein to the Company's fiscal years are as follows:

Fiscal Year	Year Ended	Number of Weeks
2023	February 3, 2024	53
2022	January 28, 2023	52

All references herein to “the first quarter of 2023” and “the first quarter of 2022” represent the thirteen weeks ended April 29, 2023 and April 30, 2022, respectively.
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and the U.S. Securities and Exchange Commission’s Article 10, Regulation S-X and therefore do not include all of the information or footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the Company's future interim periods or 2023 fiscal year. Therefore, these statements should be read in conjunction with the
EXPRESS, INC. | Q1 2023 Form 10-Q | 10

Consolidated Financial Statements and Notes thereto for the year ended January 28, 2023, included in the Annual Report.
Express, Inc., through its indirect, wholly owned subsidiaries, including Express Fashion Operations, LLC, conducts the operations of the Company and Express Fashion Investments, LLC which owns a 40% economic interest with significant influence in the Joint Venture.
Principles of Consolidation
The unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Company indirectly holds a 40% equity method interest in the Joint Venture, which is majority owned by WH Borrower, LLC, an affiliate of WHP. All intercompany transactions and balances have been eliminated in consolidation.
Segment Reporting
The Company defines an operating segment on the same basis that it uses to evaluate performance internally. The Company has determined that its Chief Executive Officer is the Chief Operating Decision Maker, and that there is one operating segment. Therefore, the Company reports results as a single segment, which includes the operation of its Express and UpWest brick-and-mortar retail and outlet stores and eCommerce operations.
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

Going Concern and Management’s Plans
The Company’s revenues, results of operations and cash flows have been materially adversely impacted by negative macroeconomic factors beginning in the third and fourth quarters of 2022 and continuing into the first quarter of 2023. The persistently challenging macroeconomic and retail apparel environments, including reduced consumer spending and increased price sensitivity in discretionary categories, has significantly impacted the Company's performance. Net sales during the first quarter of 2023 decreased approximately $67.5 million compared to the first quarter of 2022 and this decline, coupled with an increase in promotional activity, drove gross margin and operating loss below the Company's expectations. For the first quarter of 2023, the Company reported a net operating loss of $70.1 million and negative operating cash flows of $80.6 million.

As of April 29, 2023, the Company was in compliance with the covenants under the agreements governing its indebtedness, however, due to the uncertainty in the Company’s business, the Company could experience material further decreases to revenues and cash flows and may experience difficulty remaining in compliance with such covenants. Refer to Note 8 for further details regarding the terms of the ABL Credit Agreement and the Revolving Credit Facility provided to the Company thereunder.
When conditions and events, in the aggregate, impact an entity's ability to continue as a going concern, management evaluates the mitigating effect of its plans to determine if it is probable that the plans will be effectively implemented and, when implemented, the plans will mitigate the relevant conditions or events.
The Company's plans are focused on improving its results and liquidity through additional expense savings and improved sales trends as we move through the balance of fiscal year 2023. The Company is committed to finding significant additional expense savings which are expected to benefit the second half of fiscal 2023 and full fiscal year 2024, and has engaged external advisors to assist in analyzing and identifying both potential margin expansion and further expense saving opportunities. Additionally, the Company has contingency plans which would further reduce or defer additional expenses and cash outlays should operations weaken beyond current forecasts. The Company believes these plans are probable of being successfully implemented, which will result in adequate cash flows to support its ongoing operations and to meet its financial covenant requirements under the agreements governing its indebtedness for at least one year following the date these financial statements are issued.
EXPRESS, INC. | Q1 2023 Form 10-Q | 11

The accompanying unaudited Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

NOTE 2 | REVENUE RECOGNITION
The following is information regarding the Company’s major product categories and sales channels:

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
	(in thousands)
Apparel	$344,000	$401,286
Accessories and other	26,193	35,478
Other revenue	13,064	14,021
Total net sales	$383,257	$450,785

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
	(in thousands)
Retail	$274,256	$320,877
Outlet	95,937	115,887
Other revenue	13,064	14,021
Total net sales	$383,257	$450,785
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
EXPRESS, INC. | Q1 2023 Form 10-Q | 12

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
	(in thousands)
Beginning balance loyalty deferred revenue	$9,939	$10,918
Net revenue recognized	(540)	(1,562)
Ending balance loyalty deferred revenue	$9,399	$9,356
Sales Returns Reserve
The Company reduces net sales and provides a reserve for projected merchandise returns based on prior experience. Merchandise returns are often resalable merchandise and are refunded by issuing the same payment tender as the original purchase. The sales returns reserve was $14.9 million and $9.0 million as of April 29, 2023 and January 28, 2023, respectively, and is included in accrued expenses on the unaudited Consolidated Balance Sheets. The asset related to projected returned merchandise is included in other assets on the unaudited Consolidated Balance Sheets.
Gift Cards
The Company sells gift cards in its stores, on its eCommerce website, and through third parties. These gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The gift card liability balance was $23.7 million and $25.6 million, as of April 29, 2023 and January 28, 2023, respectively, and is included in deferred revenue on the unaudited Consolidated Balance Sheets. During the thirteen weeks ended April 29, 2023 and April 30, 2022, the Company recognized approximately $3.7 million and $4.3 million of revenue that was previously included in the beginning gift card contract liability, respectively. The Company recognizes revenue from gift cards when they are redeemed by the customer. The Company also recognizes income on unredeemed gift cards, referred to as “gift card breakage.” Gift card breakage is recognized proportionately using a time-based attribution method from issuance of the gift card to the time when it can be determined that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. The gift card breakage rate is based on historical redemption patterns. Gift card breakage is included within the other revenue component of net sales in the unaudited Consolidated Statements of Income and Comprehensive Income.

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
	(in thousands)
Beginning gift card liability	$25,604	$25,066
Issuances	4,983	6,083
Redemptions	(6,100)	(7,006)
Gift card breakage	(831)	(855)
Ending gift card liability	$23,656	$23,288
Private Label Credit Card
The Company has an agreement with Comenity Bank (the “Bank”) to provide customers with private label credit cards (as amended, the “Card Agreement”). The term of the Card Agreement expires on December 31, 2024. Each private label credit card bears the logo of the Express brand and can only be used at the Company’s store locations and eCommerce channel. The Bank is the sole owner of the accounts issued under the private label credit card program and absorbs the losses associated with non-payment by the private label card holders and a portion of any fraudulent usage of the accounts.
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
EXPRESS, INC. | Q1 2023 Form 10-Q | 13

used by the Company to fund marketing and other programs associated with the private label credit card. The reimbursement funds received related to private label credit cards are recorded within the other revenue component of net sales in the Consolidated Statements of Income and Comprehensive Income.

In connection with the Card Agreement, the Bank paid the Company a $20.0 million refundable payment which the Company recognized upon receipt as deferred revenue within other long-term liabilities in the Consolidated Balance Sheets and began to recognize into income on a straight-line basis commencing January of 2018. As of April 29, 2023, the deferred revenue balance of $4.8 million will be recognized over the remaining term of the Card Agreement within the other revenue component of net sales.

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
	(in thousands)
Beginning balance refundable payment liability	$5,516	$8,394
Recognized in revenue	(719)	(719)
Ending balance refundable payment liability	$4,797	$7,675

NOTE 3 | EARNINGS PER SHARE
The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share:

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
	(in thousands)
Weighted-average shares - basic	73,878	67,211
Dilutive effect of stock options and restricted stock units	—	—
Weighted-average shares - diluted	73,878	67,211
Equity awards representing 4.3 million and 6.8 million shares of common stock were excluded from the computation of diluted earnings per share for the thirteen weeks ended April 29, 2023 and April 30, 2022, respectively, as the inclusion of these awards would have been anti-dilutive.
Additionally, for the thirteen weeks ended April 29, 2023, equity awards representing 2.9 million shares were excluded from the computation of diluted weighted average shares because the number of shares that will ultimately be issued is contingent on the Company’s performance compared to pre-established performance goals which had not been achieved as of April 29, 2023.

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
EXPRESS, INC. | Q1 2023 Form 10-Q | 14

Financial Assets
The following table presents the Company's financial assets, recorded in cash and cash equivalents on the unaudited Consolidated Balance Sheets, measured at fair value on a recurring basis as of April 29, 2023 and January 28, 2023, aggregated by the level in the fair value hierarchy.

April 29, 2023
	Level 1	Level 2	Level 3
(in thousands)
Money market funds	$—	$—	$—

January 28, 2023
	Level 1	Level 2	Level 3
(in thousands)
Money market funds	$47,792	$—	$—
The money market funds are valued using quoted market prices in active markets.
Non-Financial Assets
The Company's non-financial assets, which include fixtures, equipment, improvements, right of use assets, and an equity method investment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur indicating the carrying value of these assets may not be recoverable, or annually in the case of indefinite-lived intangibles, an impairment test is required to be performed by the Company.
The carrying amounts reflected on the unaudited Consolidated Balance Sheets for the remaining cash, cash equivalents, receivables, prepaid expenses, and payables as of April 29, 2023 and January 28, 2023 approximated their fair values. The equity method investment is reflected at cost, and is the result of a market participant transaction with WHP whereby the Company received proceeds of $260.0 million and a 40% ownership interest in the Joint Venture in exchange for contributing certain intellectual property to the Joint Venture.
The Company reviews its equity method investment by comparing its fair value to its carrying value. If the carrying value of the investment exceeds its fair value and the loss in value is other than temporary, the investment is considered impaired and reduced to fair value, and the impairment is recognized in the period identified. Factors providing evidence of such a loss include changes in the investee's operations or financial condition, significant continuing losses, significant negative economic conditions or a significant decrease in the market value. Impairment charges are recorded in other expense (income), net in the unaudited Consolidated Statements of Income and Comprehensive Income.
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
EXPRESS, INC. | Q1 2023 Form 10-Q | 15

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

During the thirteen weeks ended April 29, 2023 and April 30, 2022, the Company did not recognize any impairment charges.

NOTE 5 | EQUITY METHOD INVESTMENT
The following table is a summary of the Company’s equity method investment with WHP:

	% of Ownership	Balance Sheet Location	April 29, 2023
			(in thousands)
EXP Topco, LLC.	40%	Equity Method Investment	$166,210
The Company accounts for its 40% economic interest in the Joint Venture, through which it exercises significant influence but does not have control over the investee, under the equity method. Under the equity method, the Company records its investment in the investee on the balance sheet initially at cost, and subsequently adjusts the carrying amount based on its share of the investee's net income or loss. Royalty distributions received from the investee are recognized as a reduction of the carrying amount of the investment. The Company's share of equity (income) losses and other adjustments associated with this equity method investment is included in royalty income in the unaudited Consolidated Statements of Income and Comprehensive Income. The carrying value for the Company's equity investment is reported in Equity Method Investment on the unaudited Consolidated Balance Sheets. The Company reports its share of earnings using a one-month lag because results are not available in time for it to record them in the concurrent period. This convention has not historically materially impacted the Company's results.
Equity Method Investment with WHP
On January 25, 2023, the Company closed the strategic partnership transaction with WHP. Pursuant to the transaction, the Company formed the Joint Venture and contributed certain intellectual property of the Company in exchange for 40% ownership of the Joint Venture. WHP invested $235.0 million for 60% ownership of the Joint Venture, implying a fair value of the Company’s retained 40% interest of approximately $156.7 million.
During the fourth quarter of 2022, under the derecognition guidance from ASC Topic 810, Consolidation, the Company derecognized the intellectual property assets at their carrying amount upon their contribution to the Joint Venture. Because the carrying amount of the contributed intellectual property assets was zero, a $391.7 million gain was recognized at the time of contribution, of which $156.7 million was related to the Company’s 40% interest in the Joint Venture. The gain was recorded in gain on transaction with WHP on the Consolidated Statements of Income and Comprehensive Income. Transaction costs capitalized in the cost of the equity method investment totaled $9.4 million.
Separately, under the terms of the transaction, the Company and WHP entered into an investment agreement (the “Investment Agreement”) pursuant to which an affiliate of WHP acquired 5.4 million newly issued shares of the Company’s common stock at a purchase price of $4.60 per share, representing an approximate pro forma ownership of 7.4% of the Company's outstanding shares of common stock. The difference between the purchase price paid and the trading price of the Company’s common stock on the day of the completion of the transaction resulted in a gain of $17.8 million recorded in gain on transaction with WHP on the Consolidated Statements of Income and Comprehensive Income.
In connection with the strategic partnership with WHP, on January 25, 2023, the Company and the Joint Venture entered into an Intellectual Property License Agreement (the “License Agreement”). The License Agreement provides the Company with an exclusive license in the United States to the intellectual property contributed in
EXPRESS, INC. | Q1 2023 Form 10-Q | 16

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
Pursuant to the agreement governing the operations of the Joint Venture (the “Operating Agreement”), cash earnings of the Joint Venture will be distributed quarterly to the Company and WHP on a pro rata basis based on their respective equity ownership interests.

As the Chairman and Chief Executive Officer of WHP was appointed to the Company’s board of directors upon the closing of the stock purchase discussed above, the agreements entered into in connection with the WHP partnership transaction, including the Operating Agreement, the Investment Agreement and the License Agreement (including related royalty payments) are considered related party transactions.

During the thirteen weeks ended April 29, 2023, the Company recognized $4.4 million of royalty income from the Joint Venture, which is recorded in royalty income in the unaudited Consolidated Statements of Income and Comprehensive Income.
Summary Financial Information for Equity Method Investment
Summarized financial information related to the Company's equity method investment in the aggregate on a one-month lag is reflected below:

Thirteen Weeks Ended April 29, 2023[1]
(in thousands)
Revenue	$11,881
Gross profit	11,881
Operating expenses	4,912
Income before taxes	6,969
Net income	$6,693
Income attributable to the equity method investment	$(4,440)
1.Reflects a one-month lag

April 29, 2023[1]
(in thousands)
Current assets	$9,637
Non-current assets	416,905
Total assets	$426,542
Current liabilities	48,449
Non-current liabilities	—
Total liabilities	$48,449
Equity method investment	$166,210
1.Reflects a one-month lag

EXPRESS, INC. | Q1 2023 Form 10-Q | 17

NOTE 6 | INCOME TAXES
The provision for income taxes is based on a current estimate of the annual effective tax rate, adjusted to reflect the effect of discrete items. The Company’s effective income tax rate may fluctuate from quarter to quarter as a result of a variety of factors, including the estimate of annual pre-tax income, the related changes in the estimate, and the effect of discrete items. The impact of these items on the effective tax rate will be greater at lower pre-tax levels.

The Company evaluates whether deferred tax assets are realizable on a quarterly basis. The Company considers all available positive and negative evidence, including past operating results and expectations of future operating income. Accordingly, the Company maintains a valuation allowance against the amount of deferred tax assets not expected to be realized as of April 29, 2023.

The Company’s effective tax rate was (0.5)% and 3.9% for the thirteen weeks ended April 29, 2023 and April 30, 2022, respectively. The effective tax rate for the thirteen weeks ended April 29, 2023 and April 30, 2022 reflect the impact of non-deductible executive compensation and the recording of an additional valuation allowance against the Company's current year losses.

The Company's unaudited Consolidated Balance Sheets as of April 29, 2023 and January 28, 2023 reflect $52.3 million of income tax receivable. The Company reclassified the receivable from current to non-current income tax receivable as of April 30, 2022 based on information received from the Internal Revenue Service during the thirteen weeks ended April 30, 2022 that indicated the receivable will not be collected in the next twelve months.

NOTE 7 | LEASES
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

Supplemental cash flow information related to leases is as follows:

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$57,648	$64,832
Right of use assets obtained in exchange for operating lease liabilities	$60,546	$17,122
EXPRESS, INC. | Q1 2023 Form 10-Q | 18

NOTE 8 | DEBT
The following table summarizes the Company's outstanding debt as of the dates indicated:

	April 29, 2023	January 28, 2023
	(in thousands)
Revolving Credit Facility	$179,750	$122,000
Less: unamortized debt issuance costs	—	—
Total long-term debt, net	$179,750	$122,000

Outstanding letters of credit	$19,636	$19,636
Revolving Credit Facility
Express Holding (the "Borrower") and its subsidiaries are party to an Asset-Based Loan Credit Agreement entered into with the lenders party thereto, Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and collateral agent, and Bank of America, N.A. (“Bank of America”), as documentation agent (the “ABL Credit Agreement”) pursuant to which revolving loans, up to a maximum borrowing amount of $290.0 million (the “Revolving Credit Facility”), may be borrowed, repaid and reborrowed until the maturity date of November 26, 2027, at which time all amounts borrowed must be repaid. Amounts borrowed under the Revolving Credit Facility bear interest at a variable rate indexed to SOFR (as defined in the ABL Credit Agreement) plus a pricing margin ranging from 1.75% to 2.25% per annum, as determined in accordance with the provisions of the ABL Credit Agreement based on average daily excess availability, as of any date of determination, for the most recently ended fiscal quarter, commencing April 30, 2023.

Amounts borrowed under the Revolving Credit Facility are subject to a borrowing base which is calculated based on specified percentages of eligible inventory, credit card receivables and cash, less certain reserves. Commitment reductions and termination of the Revolving Credit Facility prior to the maturity date is permitted, subject in certain instances to a prepayment fee. As of April 29, 2023, the interest rate on the outstanding borrowings of $179.8 million was approximately 7.1%.

The unused line fee payable under the Revolving Credit Facility is 0.25% per annum regardless of the average daily excess availability, payable in arrears monthly on the first day of each calendar month. The Borrower is also obligated to pay other customary closing fees, arrangement fees, administration fees and letter of credit fees for a credit facility of this size and type.
The ABL Credit Agreement requires the Borrower to maintain minimum excess availability of at least the greater of (i) $25.0 million or (ii) 10% of the sum of the Revolving Credit Facility loan cap. From and after the date on which EBITDA (as defined in the ABL Credit Agreement) has exceeded $50.0 million for two consecutive fiscal quarters (each of which consecutive fiscal quarters shall have commenced after November 2, 2024), at any time the excess availability is less than the greater of (i) $25.0 million or (ii) 10% of the Revolving Credit Facility loan cap, and until the excess availability exceeds such amount for thirty consecutive days, the Borrower is required to maintain a fixed charge coverage ratio (as further described in the ABL Credit Agreement) of at least 1.00:1.00, calculated as of the last day of each fiscal quarter (as further described in the ABL Credit Agreement).
The ABL Credit Agreement includes customary events of default that, include among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross-default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults, structural defaults under the loan documents and a change of control default. The occurrence of an event of default could result in the acceleration of the Borrower’s obligations under the Revolving Credit Facility. Under certain circumstances, a default interest rate will apply on any amounts payable under the Revolving Credit Facility during the existence of an event of default at a per annum rate equal to 2.00% above the applicable interest rate for any principal and 2.00% above the rate applicable for base rate loans for any other interest.

All obligations under the Revolving Credit Facility are guaranteed by the Loan Parties (other than the Borrower) and
EXPRESS, INC. | Q1 2023 Form 10-Q | 19

secured by a first priority lien on substantially all of the Loan Parties’ assets, subject to certain permitted liens.
As of April 29, 2023, the Company had $179.8 million in borrowings outstanding under the Revolving Credit Facility and approximately $90.4 million remained available for borrowing under the Revolving Credit Facility after giving effect to outstanding letters of credit in the amount of $19.6 million and subject to certain borrowing base limitations as further discussed above. The fair value of the outstanding borrowings under the Revolving Credit Facility is estimated using Level 2 inputs and at April 29, 2023 and January 28, 2023 was $162.5 million and $115.0 million, respectively.
Letters of Credit
From time to time, the Company may enter into various trade letters of credit ("trade LCs") in favor of certain vendors to secure merchandise. These trade LCs are issued for a defined period of time, for specific shipments, and generally expire three weeks after the merchandise shipment date. As of April 29, 2023 and January 28, 2023, there were no outstanding trade LCs. Additionally, the Company enters into stand-by letters of credit ("stand-by LCs") on an as-needed basis to secure payment obligations for third party logistic services, merchandise purchases, and other general and administrative expenses. As of April 29, 2023 and January 28, 2023, outstanding stand-by LCs totaled $19.6 million, respectively.

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
Long-Term Incentive Compensation
The following summarizes long-term incentive compensation expense:

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
	(in thousands)
Restricted stock units	$762	$1,193
Stock options	87	87
Performance-based restricted stock units	1,022	1,113
Total share-based compensation	$1,871	$2,393
Cash-settled awards	2,653	2,720
Total long-term incentive compensation	$4,524	$5,113
The stock compensation related income tax benefit, excluding consideration of valuation allowances, recognized by the Company during the thirteen weeks ended April 29, 2023 and April 30, 2022 was $4.1 million and $2.7 million, respectively.
The valuation allowances associated with these tax benefits were $4.1 million and $2.7 million for the thirteen weeks ended April 29, 2023 and April 30, 2022, respectively.
Equity Awards
Restricted Stock Units
During the thirteen weeks ended April 29, 2023, the Company granted restricted stock units (“RSUs”) under the Express, Inc. 2018 Incentive Compensation Plan (the "Plan"). The fair value of RSUs is generally determined based on the Company’s closing stock price on the day prior to the grant date in accordance with the 2018 Plan. The RSUs granted generally vest ratably over one to three years and the expense related to these RSUs is recognized using the straight-line attribution method over this vesting period.

EXPRESS, INC. | Q1 2023 Form 10-Q | 20

The Company’s activity with respect to RSUs for the thirteen weeks ended April 29, 2023 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value Per Share
	(in thousands, except per share amounts)
Unvested - January 28, 2023	1,733	$2.27
Granted	13	$1.14
Vested	(1,239)	$2.11
Forfeited	(45)	$2.73
Unvested - April 29, 2023	462	$2.61
The total fair value of RSUs that vested during the thirteen weeks ended April 29, 2023 and April 30, 2022 was $2.6 million and $3.9 million, respectively. As of April 29, 2023, there was approximately $0.3 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a remaining weighted-average period of approximately 0.6 years.

Stock Options
The Company’s activity with respect to stock options during the thirteen weeks ended April 29, 2023 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding - January 28, 2023	2,857	$4.84
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(93)	$15.84
Outstanding - April 29, 2023	2,764	$4.48	5.65	$—
Expected to vest at April 29, 2023	280	$2.60	6.21	$—
Exercisable at April 29, 2023	2,484	$4.69	5.58	$—
As of April 29, 2023, there was approximately $0.1 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a remaining weighted average period of approximately 0.2 years.

Performance-Based Restricted Stock Units
During 2022, the Company granted performance-based RSUs to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock upon vesting. The number of shares earned could range between 0% and 200% of the target amount depending upon performance achieved over a three-year vesting period. The performance conditions of the award include adjusted earnings before interest, taxes, depreciation, and amortization ("Adjusted EBITDA") targets and total shareholder return ("TSR") of the Company’s common stock relative to a select group of peer companies. A Monte Carlo valuation model was used to determine the fair value of the awards. The TSR performance condition is a market condition. Therefore, the fair value of the portion of the awards which vest based on the TSR performance condition is fixed at the measurement date and is not revised based on actual performance during the three-year vesting period. The number of shares underlying the portion of the awards which vest based on the Company’s Adjusted EBITDA performance in relation to the pre-established targets will change during the three-year vesting period based on estimates. As of April 29, 2023, $4.6 million of total unrecognized compensation cost is expected to be recognized on performance-based restricted stock units over a remaining weighted-average period of 1.4 years.

EXPRESS, INC. | Q1 2023 Form 10-Q | 21

Cash-Settled Awards
Time-Based Cash-Settled Awards
During the thirteen weeks ended April 29, 2023, the Company granted time-based cash-settled awards to employees that vest ratably over three years. These awards are classified as liabilities and do not vary based on changes in the Company's stock price or financial performance. The expense related to these awards will be accrued using a straight-line method over this vesting period. As of April 29, 2023, $19.9 million of total unrecognized compensation cost is expected to be recognized on cash-settled awards over a remaining weighted-average period of 1.7 years.

Performance-Based Cash-Settled Awards
During the thirteen weeks ended April 29, 2023, the Company granted performance-based cash-settled awards to a limited number of senior executive-level employees. These awards are classified as liabilities, are valued based on the fair value of the award at the grant date and are remeasured at each reporting date until settlement with compensation expense being recognized in proportion to the completed requisite service period up until date of settlement. The amount of cash earned ranges between 0% and 200% of the target amount depending upon performance achieved over a three-year performance period commencing on the first day of the Company’s 2023 fiscal year and ending on the last day of the Company’s 2025 fiscal year. The performance conditions of the award include Adjusted EBITDA targets and TSR of the Company’s common stock relative to a select group of peer companies. The fair value of the awards will change based on estimates of the Company’s Adjusted EBITDA performance in relation to the pre-established targets. A Monte Carlo valuation model is used to determine the fair value of the awards. As of April 29, 2023, $4.9 million of total unrecognized compensation cost is expected to be recognized on performance-based cash-settled awards over a remaining weighted-average period of 3.0 years.

NOTE 10 | COMMITMENTS AND CONTINGENCIES
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

As of April 29, 2023, the Company's unaudited Consolidated Balance Sheet includes an estimated liability based on its best estimate of the outcome of the unresolved matters.

EXPRESS, INC. | Q1 2023 Form 10-Q | 22

NOTE 11 | STOCKHOLDERS' EQUITY
Share Repurchase Program
On November 28, 2017, the Company's Board of Directors ("Board") approved a share repurchase program that authorizes the Company to repurchase up to $150.0 million of the Company’s outstanding common stock using available cash (the "Repurchase Program"). The Company may repurchase shares on the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Exchange Act of 1934. The timing and amount of stock repurchases will depend on a variety of factors, including business and market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified, or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the program. During the thirteen weeks ended April 29, 2023 and April 30, 2022, the Company did not repurchase any shares of its common stock. As of April 29, 2023, the Company had approximately $34.2 million remaining under this Board authorization.

NOTE 12 | SUBSEQUENT EVENTS
Bonobos Asset Acquisition
On May 23, 2023, the Company completed the acquisition of the operating assets of the Bonobos business. Total cash consideration paid by the Company at the closing of the transaction was $28.3 million, which represents (i) the $25.0 million purchase price, plus (ii) certain customary adjustments related to net working capital and prepaid rent expense.
License Agreement
On May 23, 2023, the Company and WHP entered into a license agreement that provides the Company with an exclusive license in the United States to intellectual property related to the Bonobos brand, including intellectual property rights for the Bonobos brand that was separately acquired by WHP (the “Bonobos License Agreement”). The Bonobos License Agreement has an initial term of 10 years from the effective date, and will automatically renew for successive renewal terms of 10 years unless (i) the Company provides notice of non-renewal at least 24 months prior to the end of the initial or applicable renewal term, or (ii) WHP exercises its right to not renew in the event of certain failures by the Company to pay the annual guaranteed minimum royalty. Except for such non-renewal rights, the Bonobos License Agreement will not be terminable by either party. The Company will pay WHP a royalty on net sales of certain licensed goods and will commit to an annual guaranteed minimum royalty during the term of the Bonobos License Agreement (ranging from $6.5 million in the first contract year to $11.5 million in the tenth contract year and each contract year thereafter). The Company will pay royalties at a rate of (i) 3.25% of net sales arising from retail sales of certain licensed goods in the first through the fifth contract years (and 3.5% thereafter), and (ii) 8% of net sales arising from wholesale sales of such goods.
EXPRESS, INC. | Q1 2023 Form 10-Q | 23

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of the Company as of the dates and for the periods presented below. The following discussion and analysis should be read in conjunction with our Annual Report and our unaudited Consolidated Financial Statements and the related Notes included in Item 1 of this Quarterly Report. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors. See “Forward-Looking Statements.”

All references herein to “the first quarter of 2023” and “the first quarter of 2022” represent the thirteen weeks ended April 29, 2023 and April 30, 2022, respectively.

Our management's discussion and analysis of financial condition and results of operations is presented in the following sections:

\

OVERVIEW
Express is a multi-brand fashion retailer whose portfolio includes Express and UpWest. The Company operates an omnichannel platform, including both physical and online stores. Grounded in a belief that style, quality and value should all be found in one place, Express is a brand with a purpose - We Create Confidence. We Inspire Self-Expression. - powered by a styling community. UpWest is an apparel, accessories and home goods brand with a purpose to Provide Comfort for People & Planet. We operate 545 retail and factory outlet stores in the United States and Puerto Rico, the express.com online store, the Express mobile app and the UpWest.com online store.
WHP Strategic Partnership
On January 25, 2023, we closed the strategic partnership transaction with WHP Global ("WHP"), a leading global brand management firm. Pursuant to the transaction, WHP acquired 5.4 million newly issued shares of our common stock at a purchase price of $4.60 per share, or $25.0 million in the aggregate, representing approximately 7.4% of our outstanding shares of common stock, on a pro forma basis, as of the closing of the transaction. The mutually transformative strategic partnership advances our omnichannel platform which is expected to drive accelerated, long-term growth through the acquisition and operation of a portfolio of brands. The Company and WHP also formed a Joint Venture valued at approximately $400.0 million, with WHP committing $235.0 million to the Joint Venture for 60% ownership of the Joint Venture and the Company contributing certain intellectual property in exchange for 40% ownership of the Joint Venture. The Joint Venture is intended to scale the Express brand through new domestic category licensing and international expansion opportunities. Refer to Note 5 included elsewhere in this Quarterly Report for further discussion regarding the WHP strategic partnership.
EXPRESS, INC. | Q1 2023 Form 10-Q | 24

\

BUSINESS TRENDS
MACROECONOMIC OUTLOOK
The macroeconomic environment in which we operate remains uncertain as a result of numerous factors, including inflationary pressures, rising interest rates and fears of a potential recession impacting consumer spending behavior, and aggressive promotional activity which constrained revenue and increased margin pressure. Given our recent business trends and ongoing external uncertainties, we have taken additional action to reduce expenses and improve the operating efficiency of our business, including identifying and implementing significant additional expense savings. The continued effect of these challenges may impact mid-term and longer-term consumer discretionary spending behavior and the promotional landscape in which we operate. We believe that these macroeconomic and other factors have contributed to the slowdown in demand that we have experienced in our business over the last several fiscal quarters.
For additional information regarding risks related to these related operational and industry risks, see “Item 1A. Risk Factors: Operational and Industry Risk Factors” in our Annual Report.

FINANCIAL DETAILS FOR THE FIRST QUARTER OF 2023

•Consolidated net sales decreased 15% to $383.3 million from $450.8 million in the first quarter of 2022
•Consolidated comparable sales decreased 14% compared to the first quarter of 2022
•Comparable retail sales (includes both retail stores and eCommerce sales) decreased 13% compared to the first quarter of 2022
•Comparable outlet sales decreased 17% compared to the first quarter of 2022
•Gross margin was 16.6% of net sales compared to 29.2% of net sales in last year's first quarter, a decrease of approximately 1,260 basis points
•Operating loss was $70.1 million compared to an operating loss of $9.1 million in the first quarter of 2022
•Net loss was $73.4 million, or $0.99 per diluted share, compared to a net loss of $11.9 million, or $0.18 per diluted share, in the first quarter of 2022
Key Performance Metrics
The following charts show key performance metrics for the first quarter of 2023 compared to the first quarter of 2022.

FIRST QUARTER UPDATE & OUTLOOK
We are transforming Express to create shareholder value guided by a new corporate strategy, inclusive of the following four components:
•Achieving profitable growth in our core Express business
•Optimizing our omnichannel platform
•Accelerating our growth and profitability through the WHP strategic partnership
•Operating with financial discipline
EXPRESS, INC. | Q1 2023 Form 10-Q | 25

Achieve Profitable Growth in Our Core Express Business
The first component of our new corporate strategy is achieving profitable growth in our core Express business. We expect to achieve profitable growth in our core Express business through our EXPRESSway Forward strategy which has four foundational pillars:

PRODUCT	BRAND	CUSTOMER	EXECUTION
Product
We are committed to being a product-first organization and our design and merchandising approach is to edit the best of now for real-life versatility. The best of now speaks to our history as a trend-right brand, and versatility is about covering the full spectrum of a customer's wearing occasions and wardrobe requirements. Express customers expect newness, versatility, quality, and value and providing these qualities drives our decisions around product.

As we began the first quarter of 2023, our women's assortments were out of balance across multiple dimensions. We continue to take corrective actions designed to address these imbalances and saw sequential improvement in sales as the first quarter of 2023 progressed. These assortment recalibrations are expected to continue as we move through the year. While our women's business improved in the first quarter of 2023 versus the fourth quarter of 2022, that performance was offset by a deceleration in our men's and outlet businesses, which had delivered record volume in the first quarter of 2022. Moving forward, we are focused on investing in our key category strengths, which we expect will lead to increased frequency, units per transaction, loyalty and market share gains. We are chasing into trends and have secured additional products for the second quarter of 2023 in some of our best-selling categories. We are reducing our average unit costs and expect to realize those benefits in the second half of 2023.

Brand
We are transforming Express from being known as a store in the mall to a brand with a purpose, powered by a styling community. We have created a compelling brand purpose: We Create Confidence. We Inspire Self-Expression. We believe we can accomplish this by editing the best of now for real life versatility.

The Express styling community is an authentic way to bring our brand purpose to life. Members of the Express styling community - customers, associates, Style Editors, content creators, influencers and brand partners - interact with each other in the physical and digital worlds. Building, activating and amplifying this styling community is one of our key priorities in 2023.

Customer
We continually aim to successfully engage existing customers and acquire new ones. Our Express Insider loyalty program continues to operate with the highest number of active loyalty members in our history.

In the first quarter of 2023, spend per customer held steady due to an increase in shopping frequency. We fell short of our acquisition targets, but did see sequential improvement as we moved through the first quarter of 2023. We have implemented strategies designed to engage existing customers, reengage lapsed customers and attract new customers.

Execution
We are taking aggressive action to reduce expenses and improve the operating efficiency of our business. In January of 2023, we implemented $40.0 million in annualized expense savings versus 2022, excluding the impact of inflation, and since that time, we have implemented an additional $25.0 million in expense savings, which we expect to realize in 2023. We are committed to identifying and implementing significant additional expense savings which we expect to be realized in the second half of fiscal 2023 and full fiscal year 2024. To ensure an efficient process, we have engaged external advisors to assist in analyzing and identifying both potential margin expansion and further expense saving opportunities.

Within our eCommerce channel, the advancements we have made to our Express website and mobile app over the last three years have strengthened our omnichannel offering. Through website and mobile app enhancements, new
EXPRESS, INC. | Q1 2023 Form 10-Q | 26

features, personalization, user-generated content, and other initiatives, we believe we have more seamlessly connected our channels and built a platform on which all parts of the Express styling community can connect. In the first quarter of 2023, eCommerce sales were driven by the improvement in our women’s business which historically has accounted for a significant share of our eCommerce sales.

We design our stores to create a distinctive, engaging shopping environment and project our image of Express as a fashion authority. Our stores are located primarily in high-traffic shopping malls, lifestyle centers, outlet centers, and street locations. Our Express Edit stores present a highly curated and uniquely merchandised product assortment to customers in key fashion and influencer markets, with each store's presentation tailored to the relevant location. In the first quarter of 2023, sales performance in our Retail and Outlet stores was negatively impacted by the slowdown in our men’s business, a significant decline in traffic and reduced conversion.

Optimize our Omnichannel Platform
The second component of our new corporate strategy is to optimize our fully integrated omnichannel platform, with the aim of operating and growing a portfolio of fashion brands. We expect to leverage our existing strengths and capabilities in production and sourcing, logistics, technology, real estate, finance, legal and HR to achieve synergies and drive efficiencies across this portfolio.

UpWest is a proof point of the effectiveness of our platform today. We launched UpWest in 2019 as a digitally native brand and have since opened brick-and-mortar stores and established a wholesale relationship with Nordstrom. As of April 29, 2023, we operated 13 UpWest stores.

Accelerate Growth and Profitability Through Our Strategic Partnership with WHP
The third component of our new corporate strategy is to accelerate our growth and profitability through our strategic partnership with WHP. In connection with our strategic partnership, Express, in conjunction with the WHP team, continues to explore domestic category and international licensing opportunities. In May 2023, we and WHP completed our joint acquisition of Bonobos, with Express acquiring the operating assets (and assuming the related liabilities) of the Bonobos business and licensing the intellectual property acquired by WHP for the operation of the Bonobos business in the U.S. Bonobos launched in 2007 as a digitally native menswear brand and quickly became known for exceptional fit and an innovative guide shop retail model. Bonobos has delivered strong sales growth over the past three years. We intend to build upon the strength of Bonobos and eCommerce marketing and customer loyalty, leverage our expertise in product and omnichannel retail and unlock additional growth for Bonobos by extending the brand into underpenetrated categories. We also plan to grow Bonobos through WHP's expertise in licensing and international distribution.

Operate with Financial Discipline
The fourth component of our new corporate strategy is operating with financial discipline. We plan to build upon a foundation of strong, rigorous financial discipline and redesign the financial architecture of our Company to create a more agile expense framework that will allow us to be more flexible in a dynamic macroeconomic environment.
EXPRESS, INC. | Q1 2023 Form 10-Q | 27

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

Comparable Sales
Description
Comparable sales is a measure of the amount of sales generated in a period relative to the amount of sales generated in the comparable prior year period. Comparable sales for the first quarter of 2023 was calculated using the thirteen weeks ended April 29, 2023 as compared to the thirteen weeks ended April 30, 2022.

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
EXPRESS, INC. | Q1 2023 Form 10-Q | 28

Transactions
Description
Transactions are defined as the number of customer point of sale interactions with customers.

Discussion
We believe this metric is useful as it provides a better indicator of the acceptance of our product.

Cost of Goods Sold, Buying and Occupancy Costs
Description
Includes the following:
•Direct cost of purchased merchandise
•Inventory shrink and other adjustments
•Inbound and outbound freight
•Royalties paid to the Joint Venture
•Merchandising, design, planning and allocation, and manufacturing/production costs
•Occupancy costs related to store operations (such as rent and common area maintenance, utilities, and depreciation on assets)
•Logistics costs associated with our eCommerce business
•Impairments on long-lived assets and right of use lease assets

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
EXPRESS, INC. | Q1 2023 Form 10-Q | 29

RESULTS OF OPERATIONS
The First Quarter of 2023 compared to the First Quarter of 2022
Store Activity
The following table shows store activity for the stated periods:

	Thirteen Weeks Ended April 29, 2023				Thirteen Weeks Ended April 30, 2022
	Retail[1]	Outlet	UpWest	Total	Retail[2]	Outlet	UpWest	Total
Beginning stores	342	198	13	553	351	203	7	561
New stores	—	—	—	—	1	—	3	4
Closed stores	(5)	(3)	—	(8)	(3)	(1)	—	(4)
Ending Stores	337	195	13	545	349	202	10	561
Gross square footage at end of period (in thousands)				4,499				4,664
1.As of April 29, 2023, ending retail store count includes 10 Express Edit stores
2.As of April 30, 2022, ending retail store count includes 5 Express Edit stores
Net Sales
The following table shows net sales and comparable sales for the stated periods:

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Net sales (in thousands)	$383,257	$450,785
Dollar change compared to prior year	$(67,528)
Percentage change compared to prior year	(15.0)%
Comparable retail sales	(13)%	32%
Comparable outlet sales	(17)%	30%
Total comparable sales percentage change	(14)%	31%
Net sales in the first quarter of 2023 decreased approximately $67.5 million as compared to the first quarter of 2022. The decrease in sales was primarily attributable to reduced consumer spending, increased price sensitivity in discretionary categories and aggressive promotional activity across the industry that began in 2022 and continued into the first quarter of 2023. We continued to take corrective actions to address the imbalances in our women's assortment architecture and delivered sequential improvement in women’s sales as the quarter progressed. However, we experienced a deceleration in our men's and outlet stores businesses due to softness in traffic and against the backdrop of record volume in the first quarter of 2022.
Gross Profit
The following table shows cost of goods sold, buying and occupancy costs, gross profit in dollars, and gross margin percentage for the stated periods:

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$319,464	$319,285
Gross profit	$63,793	$131,500
Gross margin percentage	16.6%	29.2%
Dollar change compared to prior year	$(67,707)
The 1,260 basis point decrease in gross margin percentage, or gross profit as a percentage of net sales, in the first
EXPRESS, INC. | Q1 2023 Form 10-Q | 30

quarter of 2023 as compared to the first quarter of 2022 was comprised of a decrease in merchandise margin of 900 basis points and an increase in buying and occupancy costs as a percentage of net sales of 360 basis points. The decrease in merchandise margin was primarily driven by the challenging macroeconomic and highly promotional retail environment and 320 basis points of royalty expense related to the Joint Venture with WHP. Buying and occupancy deleveraged due to the decline in comparable sales.
Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses ("SG&A") in dollars and as a percentage of net sales for the stated periods:

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
	(in thousands, except percentages)
Selling, general, and administrative expenses	$139,348	$141,093
Selling, general, and administrative expenses, as a percentage of net sales	36.4%	31.3%
Dollar change compared to prior year	$(1,745)
The $1.7 million decrease in selling, general, and administrative expenses in the first quarter of 2023 as compared to the first quarter of 2022 was primarily driven by lower marketing spend and incentive compensation, partially offset by elevated store wage pressures from minimum wage and merit, consulting and information technology expenses. The deleverage in the SG&A expense rate was driven by the decline in comparable sales.
Royalty Income
The following table shows royalty income in dollars and as a percentage of net sales for the stated periods:

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
	(in thousands, except percentages)
Royalty income	$(4,440)	$—
Royalty income, as a percentage of net sales	(1.2)%	—%
Dollar change compared to prior year	$(4,440)
The $4.4 million increase in royalty income in the first quarter of 2023 as compared to first quarter of 2022 was due to our share of equity income associated with our equity investment with WHP. Refer to Note 5 in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion.
Interest Expense, Net
The following table shows interest expense in dollars and as a percentage of net sales for the stated periods:

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
	(in thousands, except percentages)
Interest expense, net	$2,943	$3,494
Interest expense, as a percentage of net sales	0.8%	0.8%
Dollar change compared to prior year	$(551)
The $0.6 million decrease in interest expense in the first quarter of 2023 as compared to the first quarter of 2022 was the result of the elimination of the term loan offset by higher borrowings and higher interest rates on our Revolving Credit Facility. Refer to Note 8 in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion regarding our borrowings during the first quarter of 2023.
EXPRESS, INC. | Q1 2023 Form 10-Q | 31

Income Tax Expense (Benefit)
The following table shows income tax expense (benefit) in dollars and as a percentage of net sales for the stated periods:

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
	(in thousands, except percentages)
Income tax expense (benefit)	$369	$(483)
Income tax expense (benefit), as a percentage of net sales	0.1%	(0.1)%
Dollar change compared to prior year	$852
The effective tax rate was (0.5)% and 3.9% for the first quarter of 2023 and first quarter of 2022, respectively. The effective tax rate for the first quarter of 2023 reflects the impact of non-deductible executive compensation and the recording of an additional valuation allowance against our current-year losses. The effective tax rate for the first quarter of 2022 reflects the impact of non-deductible executive compensation and the recording of an additional valuation allowance against our current-year losses.
Reconciliation of Non-GAAP Financial Measures to GAAP Measures
We supplement the reporting of our financial information determined under United States generally accepted accounting principles ("GAAP") with certain non-GAAP financial measures such as earnings before interest, taxes, depreciation, and amortization ("EBITDA"). We strongly encourage investors and stockholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

EBITDA
EBITDA is defined as net income (loss) before interest expense (net of interest income), income tax expense (benefit) and depreciation and amortization expense.
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
Limitations of the Usefulness of This Measure
Because non-GAAP financial measures are not standardized, EBITDA may differ from similarly titled measures used by other companies due to different methods of calculation. Presentation of EBITDA is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP. Therefore, this measure may not provide a complete understanding of our performance and should be reviewed in conjunction with the GAAP financial measures. A reconciliation of EBITDA to the most directly comparable GAAP measures, is set forth below:

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
	(in thousands)
Net loss	$(73,427)	$(11,914)
Interest expense, net	2,943	3,494
Income tax expense (benefit)	369	(483)
Depreciation and amortization	14,246	14,736
EBITDA (Non-GAAP Measure)	$(55,869)	$5,833

EXPRESS, INC. | Q1 2023 Form 10-Q | 32

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

Based upon the sales and results of operations seen during the first quarter of 2023, and expense reduction and other measures planned and taken to date, we were in compliance with the financial covenants under our Revolving Credit Facility as of April 29, 2023. We plan to continue enhancing our liquidity by selling through our inventory at appropriate retail prices and identifying and implementing additional expense savings. Our plans are focused on improving our results and liquidity through expense savings and improved sales trends as we move through the balance of fiscal year 2023. We are committed to finding significant additional expense savings which are expected to benefit the second half of fiscal 2023 and full fiscal year 2024, and have engaged external advisors to assist in analyzing and identifying both potential margin expansion and further expense saving opportunities. We believe this will result in adequate cash flows to support our ongoing operations and to meet our financial covenant requirements under the Revolving Credit Facility for at least one year following the date that these unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report are issued. However, due to the uncertainty related to the challenging macroeconomic, consumer and competitive environments we could experience material changes to our forecasted revenues and cash flows and may experience difficulty remaining in compliance with financial covenants.
To fund our normal working capital requirements, we plan to continue to utilize additional borrowing capacity under our Revolving Credit Facility, which was $90.4 million as of April 29, 2023. We currently have (and in the future may continue to have) a negative working capital balance, meaning our current liabilities exceed our current assets (including cash balances). Our current liabilities include current operating lease liabilities, for which the corresponding operating right of use assets are recorded as non-current on our unaudited Consolidated Balance Sheets. The ABL Credit Agreement contains certain affirmative and negative covenants. Refer to Note 8 in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further details regarding the Revolving Credit Facility and the ABL Credit Agreement.

Analysis of Cash Flows
A summary of cash provided by or used in operating, investing and financing activities is shown in the following table:

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
	(in thousands)
Used in operating activities	$(80,612)	$(75,879)
Used in investing activities	(8,304)	(5,142)
Provided by financing activities	57,396	76,985
Decrease in cash and cash equivalents	(31,520)	(4,036)
Cash and cash equivalents at end of period	$34,092	$37,140
Operating Activities
Our business relies on cash flows from operations as our primary source of liquidity, with the majority of those cash flows being generated in the fourth quarter of the year. Our primary operating cash needs are for merchandise inventories, payroll, store rent and marketing. For the thirteen weeks ended April 29, 2023, our cash flows used in operating activities were $80.6 million compared to $75.9 million used in operating activities for the thirteen weeks ended April 30, 2022. This $4.7 million decrease in cash flows from operating activities for the thirteen weeks ended April 29, 2023 as compared to the same period in 2022 was primarily driven by changes in working capital and operating loss. The changes in working capital were primarily driven by a decrease in accounts payable due to the payment of inventory related amounts on the unaudited Consolidated Balance Sheets at January 28, 2023.
EXPRESS, INC. | Q1 2023 Form 10-Q | 33

Investing Activities
We had capital expenditures of approximately $8.2 million for the thirteen weeks ended April 29, 2023 and $5.1 million for the thirteen weeks ended April 30, 2022. Our capital expenditures consist primarily of new and remodeled store construction and fixtures and investments in information technology. The $3.1 million increase in capital expenditures for the thirteen weeks ended April 29, 2023 was primarily driven by investments in information technology to support our strategic business initiatives. We expect capital expenditures for the remainder of 2023 to be approximately $22.0 million, primarily driven by new and remodeled store construction and investments in information technology.
Financing Activities
Credit Facility
During the thirteen weeks ended April 29, 2023, we borrowed a net additional $57.8 million on our $290.0 million Revolving Credit Facility to fund normal working capital needs as well as capital expenditures for stores, our eCommerce platform and other information technology investments.
As of April 29, 2023, the net amount outstanding under our Revolving Credit Facility was $179.8 million, all of which is classified as long-term debt on the unaudited Consolidated Balance Sheet and approximately $90.4 million was available for borrowing under our Revolving Credit Facility subject to certain borrowing base limitations and after outstanding letters of credit in the amount of $19.6 million, primarily related to our third party logistics contract. Refer to Note 8 of our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information on our Revolving Credit Facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK
Borrowings under our Revolving Credit Facility bears interest at variable rates. See Note 8 to our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further information on the calculation of the rates. The nature and amount of our long-term debt can be expected to vary as a result of our future business requirements, market conditions, and other factors.

As of April 29, 2023, we had approximately $179.8 million in borrowings outstanding under our Revolving Credit Facility. Based on the levels of borrowings under our Revolving Credit Facility at April 29, 2023, we estimate that a hypothetical 100 basis point increase or decrease in underlying interest rates would increase or decrease annual interest expense by approximately $1.8 million. This hypothetical analysis may differ from the actual change in interest expense due to potential changes in interest rates or gross borrowings outstanding under our Revolving Credit Facility.

With the exception of the changes in the levels of borrowings under our Revolving Credit Facility discussed in Note 8 of our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report, there have been no material changes in our quantitative and qualitative market risks from those disclosed in our Annual Report.

EXPRESS, INC. | Q1 2023 Form 10-Q | 34

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In evaluating the effectiveness of the design and operation of our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this Quarterly Report of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 29, 2023.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
The Company is subject to various claims and contingencies arising in the normal course of its business. Except with respect to the legal proceedings set forth in Note 10 to our unaudited Consolidated Financial Statements included in Part I of this Quarterly Report and incorporated herein by reference, the Company believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company’s results of operations, financial conditions or cash flows.

ITEM 1A. RISK FACTORS.
In addition to the other information set forth in this Quarterly Report, careful consideration should be given to the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report, any of which could materially affect our business, operations, financial position, stock price, or future results. The risks described herein and in our Annual Report, are important to an understanding of the statements made in this Quarterly Report, in our other filings with the SEC, and in any other discussion of our business. These risk factors, which contain forward-looking information, should be read in conjunction with “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the unaudited Consolidated Financial Statements and related Notes included in this Quarterly Report. Except as set forth below, there have been no material changes to the risk factors described in our Annual Report.

We may not realize the potential benefits of the acquisition of operating assets from Bonobos.

On May 23, 2023, the Company completed the acquisition of the operating assets of the Bonobos business (the “Bonobos Assets”) for a purchase price of $25.0 million. The success of this acquisition, including the expected strategic and financial benefits, will depend, among other things, on our ability to unlock additional growth opportunities for the Bonobos brand and successfully leverage our fully integrated omnichannel operating platform
EXPRESS, INC. | Q1 2023 Form 10-Q | 35

to drive financial synergies and additional economies of scale. We may fail to realize the benefits of the acquisition of the Bonobos assets for a variety of reasons, including: (i) our failure to retain Bonobos’ customers, drive awareness and customer acquisition, (ii) our failure to successfully manage relationships with suppliers; (iii) our failure to fully integrate Bonobos into the Company’s omnichannel operating platform or at a cost or timeline that is greater than originally anticipated; and (iv) our failure to combine product offerings and purchase experiences efficiently and effectively. Failure to achieve the anticipated strategic and financial benefits of the Bonobos acquisition could adversely affect our results of operations, financial condition and cash flows, decrease or delay the accretive effect of the acquisition and negatively impact the price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding the purchase of shares of our common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during each month of the quarterly period ended April 29, 2023:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs(2)
	(in thousands, except per share amounts)
January 29, 2023 - February 25, 2023	1	$1.19	—	$34,215
February 26, 2023 - April 1, 2023	1	$0.88	—	$34,215
April 2, 2023 - April 29, 2023	419	$0.84	—	$34,215
Total	421		—

1.Represents shares purchased in connection with employee tax withholding obligations under the Second Amended and Restated Express, Inc. 2018 Incentive Compensation Plan (the “2018 Plan”).
2.On November 28, 2017, the Board approved a share repurchase program that authorized the Company to repurchase up to $150.0 million of the Company’s outstanding common stock using available cash. The Company may repurchase shares on the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Exchange Act. The timing and amount of stock repurchases will depend on a variety of factors, including business and market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified, or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
None.
EXPRESS, INC. | Q1 2023 Form 10-Q | 36

ITEM 6. EXHIBITS.
The following exhibits are filed or furnished as part of this Quarterly Report or are incorporated herein by reference.

Exhibit Number	Exhibit Description
10.1*+	Form of Other Cash-Based Award Agreement.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
+ Indicates a management contract or compensatory plan or arrangement.

EXPRESS, INC. | Q1 2023 Form 10-Q | 37

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	June 8, 2023	EXPRESS, INC.

		By:	/s/ Jason Judd
Jason Judd
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXPRESS, INC. | Q1 2023 Form 10-Q | 38