Form 10-Q
period 2023-07-29
EXPRESS, INC.
filed 2023-09-06
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 29, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock was 3,745,226 as of September 5, 2023.
EXPRESS, INC. | Q2 2023 Form 10-Q | 1

EXPRESS, INC.

EXPRESS, INC. | Q2 2023 Form 10-Q | 2

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the “safe harbor” provisions of the Private Securities Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “potential,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely,” "continue to," and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, liquidity, cash flows, and financial results, our plans and objectives for future operations, growth, initiatives, or strategies, the anticipated financial benefits (and the timing of the realization of such benefits) from our cost reduction actions, plans to repurchase shares of our common stock, the expected outcome or impact of pending or threatened litigation, or our strategic partnership with WHP Global or any transactions arranged as part of that partnership, including the Bonobos acquisition, and the anticipated benefits or effects of such transactions, are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

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
EXPRESS, INC. | Q2 2023 Form 10-Q | 3

Information Technology Risks

▪the failure or breach of information systems upon which we rely;
▪the increase of our employees working remotely and use of technology for work functions; and
▪our ability to protect our customer data from fraud and theft.

Financial Risks

▪our substantial lease obligations;
▪the financial and other effects of our workforce reduction and other cost reduction actions, including our ability to realize the benefits from such actions within the anticipated timeframe;
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
EXPRESS, INC. | Q2 2023 Form 10-Q | 4

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS.
EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts) (Unaudited)

	July 29, 2023	January 28, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$58,581	$65,612
Receivables, net	18,222	12,374
Income tax receivable	2,350	1,462
Inventories	415,810	365,649
Prepaid royalty	33,581	59,565
Prepaid rent	3,755	7,744
Other	24,554	21,998
Total current assets	556,853	534,404

Right of Use Asset, Net	544,873	505,350

Property and Equipment	1,013,097	1,019,577
Less: accumulated depreciation	(888,133)	(886,193)
Property and equipment, net	124,964	133,384

Non-Current Income Tax Receivable	52,278	52,278
Equity Method Investment	166,210	166,106
Other Assets	6,855	6,803
TOTAL ASSETS	$1,452,033	$1,398,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term lease liability	$191,554	$189,006
Accounts payable	232,353	191,386
Deferred royalty income	9,219	19,852
Deferred revenue	39,505	35,543
Accrued expenses	123,687	105,803
Total current liabilities	596,318	541,590

Long-Term Lease Liability	429,557	406,448
Long-Term Debt	220,750	122,000
Other Long-Term Liabilities	19,492	20,718
Total Liabilities	1,266,117	1,090,756
Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 25,000 shares authorized; 4,953 shares and 4,953 shares issued at July 29, 2023 and January 28, 2023, respectively, and 3,745 shares and 3,688 shares outstanding at July 29, 2023 and January 28, 2023, respectively	50	50
Additional paid-in capital	224,513	229,573
Retained earnings	222,435	355,736
Treasury stock – at average cost; 1,208 shares and 1,265 shares at July 29, 2023 and January 28, 2023, respectively	(261,082)	(277,790)
Total stockholders’ equity	185,916	307,569
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,452,033	$1,398,325
See Notes to Unaudited Consolidated Financial Statements.
EXPRESS, INC. | Q2 2023 Form 10-Q | 5

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts) (Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net Sales	$435,344	$464,919	$818,601	$915,704
Cost of Goods Sold, Buying and Occupancy Costs	334,975	311,218	654,439	630,503
GROSS PROFIT	100,369	153,701	164,162	285,201
Operating Expenses (Income):
Selling, general, and administrative expenses	146,091	143,278	285,439	284,371
Royalty income	(6,193)	—	(10,633)	—
Other operating expense (income), net	42	11	(958)	(479)
TOTAL OPERATING EXPENSES	139,940	143,289	273,848	283,892

OPERATING (LOSS) INCOME	(39,571)	10,412	(109,686)	1,309
Interest Expense, Net	3,874	3,800	6,817	7,294
Other Income, Net	—	(676)	—	(876)
(LOSS) INCOME BEFORE INCOME TAXES	(43,445)	7,288	(116,503)	(5,109)
Income Tax Expense (Benefit)	611	252	980	(231)
NET (LOSS) INCOME	$(44,056)	$7,036	$(117,483)	$(4,878)

COMPREHENSIVE (LOSS) INCOME	$(44,056)	$7,036	$(117,483)	$(4,878)

EARNINGS PER SHARE:
Basic	$(11.79)	$2.06	$(31.62)	$(1.44)
Diluted	$(11.79)	$2.05	$(31.62)	$(1.44)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	3,737	3,408	3,715	3,384
Diluted	3,737	3,437	3,715	3,384
See Notes to Unaudited Consolidated Financial Statements.
EXPRESS, INC. | Q2 2023 Form 10-Q | 6

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in Thousands) (Unaudited)

	Common Stock					Treasury Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	At Average Cost	Total
BALANCE, January 28, 2023	3,688	$50	$229,573	$355,736	$—	1,265	$(277,790)	$307,569
Net loss	—	—	—	(73,427)	—	—	—	(73,427)
Exercise of stock options and vesting of restricted stock	62	—	(1,036)	(12,497)	—	(62)	13,533	—
Share-based compensation	—	—	1,871	—	—	—	—	1,871
Repurchase of common stock	(21)	—	—	—	—	21	(354)	(354)
BALANCE, April 29, 2023	3,729	$50	$230,408	$269,812	$—	1,224	$(264,611)	$235,659
Net loss	—	—	—	(44,056)	—	—	—	(44,056)
Exercise of stock options and vesting of restricted stock	16	—	(214)	(3,321)	—	(16)	3,535	—
Share-based compensation	—	—	(5,681)	—	—	—	—	(5,681)
Repurchase of common stock	—	—	—	—	—	—	(6)	(6)
BALANCE, July 29, 2023	3,745	$50	$224,513	$222,435	$—	1,208	$(261,082)	$185,916

	Common Stock					Treasury Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	At Average Cost	Total
BALANCE, January 29, 2022	3,354	$47	$220,967	$77,093	$—	1,328	$(296,799)	$1,308
Net loss	—	—	—	(11,914)	—	—	—	(11,914)
Exercise of stock options and vesting of restricted stock	76	—	(5,038)	(11,935)	—	(76)	16,973	—
Share-based compensation	—	—	2,393	—	—	—	—	2,393
Repurchase of common stock	(29)	—	—	—	—	29	(1,890)	(1,890)
BALANCE, April 30, 2022	3,401	$47	$218,322	$53,244	$—	1,281	$(281,716)	$(10,103)
Net income	—	—	—	7,036	—	—	—	7,036
Exercise of stock options and vesting of restricted stock	12	—	(636)	(2,035)	—	(12)	2,671	—
Share-based compensation	—	—	2,620	—	—	—	—	2,620
Repurchase of common stock	(1)	—	—	—	—	1	(66)	(66)
BALANCE, July 30, 2022	3,412	$47	$220,306	$58,245	$—	1,270	$(279,111)	$(513)

See Notes to Unaudited Consolidated Financial Statements.
EXPRESS, INC. | Q2 2023 Form 10-Q | 7

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands) (Unaudited)

	Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(117,483)	$(4,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,851	30,088
Loss on disposal of property and equipment	42	21
Impairment of property, equipment and lease assets	996	—
Share-based compensation	(3,810)	5,013
Landlord allowance amortization	(154)	(234)
Changes in operating assets and liabilities:
Receivables, net	(3,777)	(180)
Income tax receivable	(888)	(842)
Prepaid royalty	25,984	—
Inventories	1,132	12,566
Deferred royalty income	(10,633)	—
Accounts payable, deferred revenue, and accrued expenses	28,357	(76,673)
Other assets and liabilities	(9,417)	(25,690)
NET CASH USED IN OPERATING ACTIVITIES	(60,800)	(60,809)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16,217)	(13,494)
Acquisition, net of cash acquired	(28,300)	—
Costs related to WHP transaction	(104)	—
NET CASH USED IN INVESTING ACTIVITIES	(44,621)	(13,494)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under the revolving credit facility	205,250	144,000
Repayment of borrowings under the revolving credit facility	(106,500)	(69,000)
Repayment of borrowings under the term loan facility	—	(2,250)
Repurchase of common stock for tax withholding obligations	(360)	(1,956)
NET CASH PROVIDED BY FINANCING ACTIVITIES	98,390	70,794

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,031)	(3,509)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	65,612	41,176
CASH AND CASH EQUIVALENTS, END OF PERIOD	$58,581	$37,667
See Notes to Unaudited Consolidated Financial Statements.
EXPRESS, INC. | Q2 2023 Form 10-Q | 8

EXPRESS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

EXPRESS, INC. | Q2 2023 Form 10-Q | 9

NOTE 1 | DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business Description
Express, Inc., together with its subsidiaries (“Express” or the “Company”), is a multi-brand fashion retailer whose portfolio includes Express, Bonobos and UpWest. The Company operates an omnichannel platform, including both physical and online stores. Grounded in a belief that style, quality and value should all be found in one place, Express is a brand with a purpose - We Create Confidence. We Inspire Self-Expression. - powered by a styling community. Bonobos is a menswear brand known for exceptional fit and an innovative retail model. UpWest is an apparel, accessories and home goods brand with a purpose to Provide Comfort for People & Planet.

As of July 29, 2023, the Company operated 601 stores in the United States and Puerto Rico, the Express.com online store, the Express mobile app, the Bonobos.com online store and the UpWest.com online store. As of July 29, 2023, the composition of Express operated stores was as follows:

Store Count
EXPRESS
Retail stores	325
Outlet stores	194
Edit stores	11
Total retail and outlet stores	530
Bonobos	60
UpWest	11
Total stores	601
Bonobos Acquisition
On May 23, 2023, the Company completed the acquisition of the operating assets of Bonobos, a menswear brand known for exceptional fit and an innovative retail model. The acquisition is intended to expand the Company's brand portfolio and leverage the Company's fully integrated omnichannel operating platform to drive financial efficiencies, operational synergies and additional economies of scale. Refer to Note 6 for further discussion regarding the acquisition.
WHP Strategic Partnership
In the fourth quarter of 2022, Express closed the strategic partnership transaction with WHP Global (“WHP”), a leading global brand management firm. The mutually transformative strategic partnership advances the Company's omnichannel platform which is expected to drive accelerated, long-term growth through the acquisition and operation of a portfolio of brands. In connection with the closing of this transaction in January 2023, the Company and WHP also formed an intellectual property joint venture (the “Joint Venture”), intended to scale the Express brand through new domestic category licensing and international expansion opportunities. Refer to Note 5 for further discussion regarding the WHP strategic partnership.
Reverse Stock Split and Recasting of Per-Share Amounts
On August 14, 2023, the Company’s Board of Directors (the "Board") approved the implementation of a 1-for-20 reverse stock split of the Company’s common stock, par value $0.01 per share (“Common Stock”), and a corresponding proportional reduction in the number of authorized shares of Common Stock. The reverse stock split was effected after market close on August 30, 2023 (the “Effective Date”), and shares of Common Stock began trading on a split-adjusted basis as of market open on August 31, 2023.

All shares of Common Stock, stock option awards and per share amounts contained in the unaudited Consolidated Financial Statements and Notes have been retroactively adjusted to reflect the 1-for-20 reverse stock split. Refer to Note 12 for further discussion regarding the reverse stock split.

EXPRESS, INC. | Q2 2023 Form 10-Q | 10

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

All references herein to “the second quarter of 2023” and “the second quarter of 2022” represent the thirteen weeks ended July 29, 2023 and July 30, 2022, respectively.
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
Principles of Consolidation
The unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Company indirectly holds a 40% equity method interest in the Joint Venture, which is majority owned by WH Borrower, LLC, an affiliate of WHP. All intercompany transactions and balances have been eliminated in consolidation. The financial results of Bonobos have been included in the unaudited Consolidated Financial Statements from the date of the completion of the acquisition on May 23, 2023.
Segment Reporting
The Company defines an operating segment on the same basis that it uses to evaluate performance internally. The Company has determined that its Chief Executive Officer is the Chief Operating Decision Maker, and that there is one operating segment. Therefore, the Company reports results as a single segment, which includes the operation of its Express, Bonobos and UpWest brick-and-mortar retail and outlet stores and eCommerce operations.
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

Going Concern Assessment and Management’s Plans
The Company’s revenues, results of operations and cash flows have been materially adversely impacted by negative macroeconomic factors beginning in the third and fourth quarters of 2022 and continuing into 2023. The persistently challenging macroeconomic and retail apparel environments, including reduced consumer spending
EXPRESS, INC. | Q2 2023 Form 10-Q | 11

and increased price sensitivity in discretionary categories, has significantly impacted the Company's performance. Net sales during the twenty-six weeks ended July 29, 2023 decreased approximately $97.1 million compared to the twenty-six weeks ended July 30, 2022 and this decline, coupled with aggressive promotional activity, drove gross margin and operating loss below the Company's expectations. For the twenty-six weeks ended July 29, 2023, the Company reported a net operating loss of $109.7 million and negative operating cash flows of $60.8 million.

As of July 29, 2023, the Company was in compliance with the financial covenants under the agreements governing its indebtedness, however, due to ongoing negative macroeconomic factors and their uncertain impacts on the Company’s business, results of operations and cash flows, the Company could experience further material decreases to net sales and operating cash flows and materially higher operating losses and may experience difficulty remaining in compliance with such covenants. Refer to Note 9 for further details regarding the terms of the ABL Credit Agreement (as defined therein) and the Revolving Credit Facility provided to the Company thereunder.

Under GAAP, management is required to perform an initial assessment of an entity’s ability to continue as a going concern. When conditions and events, in the aggregate, raise substantial doubt about an entity's ability to continue as a going concern, management considers the mitigating effect of its plans to the extent it is probable that the plans will be effectively implemented within the assessment period and, when implemented, it is probable the plans will mitigate the relevant conditions or events and alleviate substantial doubt.

Management's plans are focused on improving its results of operations, operating cash flows and liquidity through expense reduction initiatives and improved sales trends during the balance of fiscal year 2023 and fiscal year 2024. Additionally, the Company is conducting a comprehensive review of its business model to identify actions that are expected to meaningfully reduce pre-tax costs and enable a more efficient and effective organization and has engaged external advisors to assist in this effort. Management believes these plans are probable of being effectively implemented and, when implemented, that it is probable they will mitigate the negative impacts of the current ongoing negative macroeconomic conditions on the Company’s business. On September 5, 2023, the Company entered into a definitive loan agreement with ReStore Capital for a $65.0 million first-in-last-out asset-based term loan, receiving $32.5 million in gross proceeds from the term loan upon entering into the agreement, with the remaining $32.5 million to be funded on or prior to September 13, 2023. Additionally, the Company has contingency plans which would further reduce or defer additional expenses and cash outlays should its results of operations weaken beyond management’s current forecasts.

Consequently, management believes that cash flows from operations, together with the proceeds from the new FILO Term Loan Facility (refer to Note 13 for further details regarding the terms of the FILO Term Loan Facility), will result in adequate cash flows to support the Company’s ongoing operations and to meet its obligations as they become due under the agreements governing its indebtedness for at least one year following the date these interim financial statements are issued.

The accompanying unaudited Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

NOTE 2 | REVENUE RECOGNITION
The following is information regarding the Company’s major product categories and sales channels:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
	(in thousands)
Apparel	$395,100	$416,942	$739,100	$818,228
Accessories and other	27,644	35,700	53,837	71,178
Other revenue	12,600	12,277	25,664	26,298
Total net sales	$435,344	$464,919	$818,601	$915,704
EXPRESS, INC. | Q2 2023 Form 10-Q | 12

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
	(in thousands)
Retail	$315,426	$320,293	$589,682	$641,170
Outlet	107,318	132,349	203,255	248,236
Other revenue	12,600	12,277	25,664	26,298
Total net sales	$435,344	$464,919	$818,601	$915,704
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
	(in thousands)
Beginning balance loyalty deferred revenue	$9,399	$9,356	$9,939	$10,918
Net revenue recognized	(369)	(602)	(909)	(2,164)
Ending balance loyalty deferred revenue	$9,030	$8,754	$9,030	$8,754
Sales Returns Reserve
The Company reduces net sales and provides a reserve for projected merchandise returns based on prior experience. Merchandise returns are often resalable merchandise and are refunded by issuing the same payment tender as the original purchase. The sales returns reserve was $13.0 million and $9.0 million as of July 29, 2023 and January 28, 2023, respectively, and is included in accrued expenses on the unaudited Consolidated Balance Sheets. The asset related to projected returned merchandise is included in other assets on the unaudited Consolidated Balance Sheets.
Gift Cards
The Company sells gift cards in its stores, on its eCommerce website, and through third parties. These gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The gift card liability balance was $30.4 million and $25.6 million, as of July 29, 2023 and January 28, 2023, respectively, and is included in deferred revenue on the unaudited Consolidated Balance Sheets. As part of the acquisition of Bonobos, the Company acquired $7.5 million in gift card liability. Refer to Note 6 for
EXPRESS, INC. | Q2 2023 Form 10-Q | 13

further discussion regarding the acquisition. During the thirteen weeks ended July 29, 2023 and July 30, 2022, the Company recognized approximately $2.7 million and $3.3 million of revenue, respectively, that was previously included in the beginning gift card contract liability. During the twenty-six weeks ended July 29, 2023 and July 30, 2022, the Company recognized approximately $6.4 million and $7.5 million of revenue, respectively, that was previously included in the beginning gift card contract liability. The Company recognizes revenue from gift cards when they are redeemed by the customer. The Company also recognizes income on unredeemed gift cards, referred to as “gift card breakage.” Gift card breakage is recognized proportionately using a time-based attribution method from issuance of the gift card to the time when it can be determined that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. The gift card breakage rate is based on historical redemption patterns. Gift card breakage is included within the other revenue component of net sales in the unaudited Consolidated Statements of Income and Comprehensive Income.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
	(in thousands)
Beginning gift card liability	$23,656	$23,288	$25,604	$25,066
Issuances and acquired	13,725	6,530	18,708	12,613
Redemptions	(6,436)	(6,316)	(12,536)	(13,322)
Gift card breakage	(595)	(749)	(1,426)	(1,604)
Ending gift card liability	$30,350	$22,753	$30,350	$22,753
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

In connection with the Card Agreement, the Bank paid the Company a $20.0 million refundable payment which the Company recognized upon receipt as deferred revenue within other long-term liabilities in the Consolidated Balance Sheets and began to recognize into income on a straight-line basis commencing January of 2018. As of July 29, 2023, the deferred revenue balance of $4.1 million will be recognized over the remaining term of the Card Agreement within the other revenue component of net sales.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
	(in thousands)
Beginning balance refundable payment liability	$4,797	$7,675	$5,516	$8,394
Recognized in revenue	(720)	(720)	(1,439)	(1,439)
Ending balance refundable payment liability	$4,077	$6,955	$4,077	$6,955

EXPRESS, INC. | Q2 2023 Form 10-Q | 14

NOTE 3 | EARNINGS PER SHARE
The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share. All shares of Common Stock in the table below have been retrospectively restated to reflect the effect of the reverse stock split:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
	(in thousands)
Weighted-average shares - basic	3,737	3,408	3,715	3,384
Dilutive effect of stock options and restricted stock units	—	29	—	—
Weighted-average shares - diluted	3,737	3,437	3,715	3,384
Equity awards representing 0.2 million shares of Common Stock were excluded from the computation of diluted earnings per share for both the thirteen and twenty-six weeks ended July 29, 2023, respectively, as the inclusion of these awards would have been anti-dilutive. Equity awards representing 0.2 million and 0.3 million shares of Common Stock were excluded from the computation of diluted earnings per share for the thirteen and twenty-six weeks ended July 30, 2022, respectively, as the inclusion of these awards would have been anti-dilutive.
Additionally, for the thirteen weeks ended July 29, 2023, equity awards representing 0.1 million shares of Common Stock were excluded from the computation of diluted weighted average shares because the number of shares of Common Stock that will ultimately be issued is contingent on the Company’s performance compared to pre-established performance goals which had not been achieved as of July 29, 2023.

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
Financial Assets
The following table presents the Company's financial assets, recorded in cash and cash equivalents on the unaudited Consolidated Balance Sheets, measured at fair value on a recurring basis as of July 29, 2023 and January 28, 2023, aggregated by the level in the fair value hierarchy.
EXPRESS, INC. | Q2 2023 Form 10-Q | 15

July 29, 2023
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
The carrying amounts reflected on the unaudited Consolidated Balance Sheets for the remaining cash, cash equivalents, receivables, prepaid expenses, and payables as of July 29, 2023 and January 28, 2023 approximated their fair values. The equity method investment is reflected at cost, and is the result of a market participant transaction with WHP whereby the Company received proceeds of $260.0 million and a 40% ownership interest in the Joint Venture in exchange for contributing certain intellectual property to the Joint Venture.
The Company reviews its equity method investment by comparing its fair value to its carrying value. If the carrying value of the investment exceeds its fair value and the loss in value is other than temporary, the investment is considered impaired and reduced to fair value, and the impairment is recognized in the period identified. Factors providing evidence of such a loss include changes in the investee's operations or financial condition, significant continuing losses, significant negative economic conditions or a significant decrease in the market value. Impairment charges are recorded in other expense (income), net in the unaudited Consolidated Statements of Income and Comprehensive Income. During the thirteen and twenty-six weeks ended July 29, 2023, there were no impairment charges recorded related to equity method investments.
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
EXPRESS, INC. | Q2 2023 Form 10-Q | 16

Impairment charges are recorded in cost of goods sold, buying and occupancy costs in the unaudited Consolidated Statements of Income and Comprehensive Income.

During the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022, the Company recognized impairment charges as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
	(in thousands)
Right of use asset impairment	$409	$—	$409	$—
Property and equipment asset impairment	587	—	587	—
Total asset impairment	$996	$—	$996	$—

NOTE 5 | EQUITY METHOD INVESTMENT
The following table is a summary of the Company’s equity method investment with WHP:

	% of Ownership	Balance Sheet Location	July 29, 2023
			(in thousands)
EXP Topco, LLC	40%	Equity Method Investment	$166,210
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
Equity Method Investment with WHP
On January 25, 2023, the Company closed the strategic partnership transaction with WHP. In connection with the closing of this transaction, the Company and WHP formed the Joint Venture. The Company contributed certain intellectual property of the Company in exchange for 40% ownership of the Joint Venture and $235.0 million. WHP paid the $235.0 million for a 60% ownership of the Joint Venture, implying a fair value of the Company’s 40% interest in the Joint Venture of approximately $156.7 million.
During the fourth quarter of 2022, under the derecognition guidance from Accounting Standards Codification ("ASC") Topic 810, Consolidation, the Company derecognized the intellectual property assets at their carrying amount upon their contribution to the Joint Venture. Because the carrying amount of the contributed intellectual property assets was zero, a $391.7 million gain was recognized at the time of contribution, of which $156.7 million was related to the Company’s 40% interest in the Joint Venture. The gain was recorded in gain on transaction with WHP on the Consolidated Statements of Income and Comprehensive Income. Transaction costs capitalized in the cost of the equity method investment totaled $9.4 million.
Separately, on December 8, 2022, the Company and WH Borrower, LLC, an affiliate of WHP ("WH Borrower) entered into an investment agreement (the “Investment Agreement”) pursuant to which the Company issued and sold 5.4 million newly issued shares of Common Stock to WH Borrower in private placement for a purchase price of $4.60 per share, or an aggregate purchase price of approximately $25.0 million, representing an approximate pro forma ownership of 7.4% of the outstanding shares of Common Stock. The difference between the purchase price paid and the trading price of the Common Stock on the day of the completion of the transaction resulted in a gain of
EXPRESS, INC. | Q2 2023 Form 10-Q | 17

$17.8 million and was recorded in gain on transaction with WHP on the Consolidated Statements of Income and Comprehensive Income.
In connection with the strategic partnership with WHP, on January 25, 2023, the Company and the Joint Venture entered into an Intellectual Property License Agreement (the “License Agreement”). The License Agreement provides the Company with an exclusive license in the United States to the intellectual property contributed in connection with the membership interest purchase agreement and certain other intellectual property. The initial term of the License Agreement is 10 years, and the License Agreement automatically renews for successive renewal terms of 10 years (unless the Company provides notice of non-renewal at least 24 months prior to the end of the initial or applicable renewal term). Except for the Company’s right not to renew the License Agreement, the License Agreement is not terminable by either party. The Company will pay the Joint Venture a royalty on net sales of certain licensed goods and will commit to an annual guaranteed minimum annual royalty during the term of the License Agreement (i.e., $60.0 million in the first contract year, increasing by $1.0 million per year for the next five contract years, and remaining at $65.0 million following the sixth contract year). The Company will pay the Joint Venture royalties at a rate of (i) 3.25% of net sales arising from retail sales of certain licensed goods in the first through fifth contract years (and 3.5% thereafter), and (ii) 8% of net sales arising from wholesale sales of such goods. The Company prepaid the Joint Venture’s first contract year guaranteed minimum royalty of $60.0 million with a portion of the transaction proceeds, which was recorded as a prepaid royalty on the Consolidated Balance Sheets.
Pursuant to the agreement governing the operations of the Joint Venture (the “Operating Agreement”), cash earnings of the Joint Venture will be distributed quarterly to the Company and WH Borrower on a pro rata basis based on their respective equity ownership interests.

As the Chairman and Chief Executive Officer of WHP was appointed to the Company’s board of directors upon the closing of the Investment Agreement discussed above, the agreements entered into in connection with the WHP strategic partnership transaction, including the Operating Agreement, the Investment Agreement and the License Agreement (including related royalty payments) are considered related party transactions.

During the thirteen and twenty-six weeks ended July 29, 2023, the Company recognized $6.2 million and $10.6 million of royalty income, respectively, from the Joint Venture, which is recorded in royalty income in the unaudited Consolidated Statements of Income and Comprehensive Income.
Summary Financial Information for Equity Method Investment
Summarized financial information related to the Company's equity method investment on a one-month lag is reflected below:

	Thirteen Weeks Ended July 29, 2023[1]	Twenty-Six Weeks Ended July 29, 2023[1]
	(in thousands)
Revenue	$15,842	$27,723
Gross profit	15,842	27,723
Operating expenses	7,478	12,390
Interest income	(14)	(14)
Income before taxes	8,378	15,347
Net income	$8,040	$14,733
Income attributable to the equity method investment	$6,193	$10,633
1.Reflects a one-month lag
EXPRESS, INC. | Q2 2023 Form 10-Q | 18

July 29, 2023[1]
(in thousands)
Current assets	$9,094
Non-current assets	412,207
Total assets	$421,301
Current liabilities	35,167
Non-current liabilities	—
Total liabilities	$35,167
Equity method investment	$166,210
1.Reflects a one-month lag

NOTE 6 | ACQUISITIONS
The Company accounts for business combinations in accordance with ASC Topic 805, Business Combinations. Consistent with ASC Topic 805, the Company accounts for each business combination by applying the acquisition method. Under the acquisition method, the Company records the identifiable assets acquired and liabilities assumed at their respective fair values on the acquisition date. There are various estimates and judgments related to the valuation of identifiable assets acquired and liabilities assumed. These estimates and judgments have the potential to materially impact the Company’s unaudited Consolidated Financial Statements.
The acquisition method permits the Company a period of time after the acquisition date during which the Company may adjust the provisional amounts recognized in a business combination. This period of time is referred to as the “measurement period”. The measurement period provides an acquirer with a reasonable time to obtain the information necessary to identify and measure the assets acquired and liabilities assumed. If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the Company reports in its consolidated financial statements provisional amounts for the items for which the accounting is incomplete. Accordingly, the Company is required to recognize adjustments to the provisional amounts in the reporting period in which the adjustments to the provisional amounts are determined. Thus, the Company would adjust its consolidated financial statements as needed as a result of the change to the provisional amounts calculated as if the accounting had been completed at the acquisition date.
Acquisition-related costs are costs the Company incurs to affect a business combination. Those costs may include such items as finder’s fees, advisory, legal, accounting, valuation, and other professional or consulting fees, and general administrative costs. The Company accounts for such acquisition-related costs as expenses in the period in which the costs are incurred and the services are received.

Bonobos Asset Acquisition
On May 23, 2023, the Company completed the acquisition of the operating assets and liabilities of Bonobos, a menswear brand known for exceptional fit and an innovative retail model, for total cash consideration of approximately $28.3 million, which represents (i) the $25.0 million purchase price, plus (ii) $2.0 million of certain customary adjustments related to net working capital and $1.3 million of prepaid rent expense. The acquisition was funded with cash earnings from the Joint Venture/borrowings under the Revolving Credit Facility described in Note 9. The acquisition is intended to provide the following strategic and financial benefits:
•The Company plans to unlock additional growth for the Bonobos brand by leveraging its strength in men’s to address underpenetrated categories, and its strength in marketing to drive greater awareness and customer acquisition
•Bonobos expands the Company's brand portfolio, accelerating the Company’s sales growth and profitability
•The Company expects to leverage its fully integrated omnichannel operating platform to drive financial efficiencies, operational synergies and additional economies of scale across Production & Sourcing, Logistics, Real Estate, Technology, and other areas of its existing and new businesses
EXPRESS, INC. | Q2 2023 Form 10-Q | 19

Bonobos License Agreement
On May 23, 2023, the Company and WHP entered into a license agreement that provides the Company with an exclusive license in the United States to intellectual property related to the Bonobos brand, including intellectual property rights for the Bonobos brand that was separately acquired by WHP (the “Bonobos License Agreement”). The Bonobos License Agreement has an initial term of 10 years from its effective date, and automatically renews for successive renewal terms of 10 years unless (i) the Company provides notice of non-renewal at least 24 months prior to the end of the initial or applicable renewal term, or (ii) WHP exercises its right to not renew in the event of certain failures by the Company to pay the annual guaranteed minimum royalty. Except for such non-renewal rights, the Bonobos License Agreement is not terminable by either party. The Company will pay WHP a royalty on net sales of certain licensed goods and is committed to pay an annual guaranteed minimum royalty during the term of the Bonobos License Agreement (ranging from $6.5 million in the first contract year to $11.5 million in the tenth contract year and each contract year thereafter). The Company will pay royalties at a rate of (i) 3.25% of net sales arising from retail sales of certain licensed goods in the first through the fifth contract years (and 3.5% thereafter), and (ii) 8% of net sales arising from wholesale sales of such goods. Refer to Note 5 for further details regarding the Company’s equity method investment with WHP.

Purchase Price Allocation
The Bonobos acquisition was accounted for as a business combination in accordance with ASC Topic 805. Consistent with ASC Topic 805, Bonobos was consolidated into the Company's unaudited Consolidated Financial Statements starting on the closing date of the acquisition. The purchase price allocation as of the closing date of the acquisition was based on a preliminary valuation and is subject to change as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available. The purchase price consideration was allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

Bonobos
(in thousands)
Purchase Price
Cash paid	$28,300

Allocation
Receivables, net	$2,071
Inventory	51,293
Right of use asset, net	27,914
Property and equipment, net	2,858
Other assets acquired	5,827
Assets acquired	$89,963
Short-term lease liability	(6,698)
Accounts payable	(9,479)
Deferred revenue	(9,077)
Long-term lease liability	(23,617)
Accrued expenses and other liabilities assumed	(12,792)
Liabilities assumed	$(61,663)
Net cash paid	$28,300
The Company recorded an allocation of the purchase price to the tangible assets acquired and liabilities assumed based on their fair value at the acquisition date. The fair value of inventories, which is made up of finished goods, was determined based on market assumptions for realizing a reasonable profit after selling costs. Goodwill is determined as the excess of the purchase price over the fair value of the net assets acquired. The Company recognized an immaterial amount of goodwill recognized related to the acquisition.
During the twenty-six weeks ended July 29, 2023, the Company incurred $4.6 million of acquisition-related and integration costs in connection with the acquisition of Bonobos, which was included in selling, general and
EXPRESS, INC. | Q2 2023 Form 10-Q | 20

administrative expenses in the unaudited Consolidated Statements of Income and Comprehensive Income and are included in pro forma earnings.
Pro Forma Financial Information (unaudited)
The aggregate net sales and operating income of Bonobos was $40.9 million and $2.3 million for both the thirteen and twenty-six weeks ended July 29, 2023, respectively. The following financial information presents the Company's consolidated results as if the acquisition had occurred on January 30, 2022:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
	(in thousands)
Net sales	$450,238	$510,072	$887,621	$1,003,504
Net (loss) income	$(44,319)	$4,204	$(123,748)	$(11,943)
The Company did not have any nonrecurring pro forma adjustments directly attributable to the Bonobos acquisition included in the reported pro forma earnings and revenue.

These pro forma results have been calculated after applying the Company's accounting policies. These pro forma results were based on estimates and assumptions, which the Company believes are reasonable. They are not the results that would have been realized had the acquisition actually occurred on January 30, 2022 and are not necessarily indicative of the Company's consolidated results of operations in future periods. The pro forma results include adjustments related to purchase accounting.

NOTE 7 | INCOME TAXES
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

The Company evaluates whether deferred tax assets are realizable on a quarterly basis. The Company considers all available positive and negative evidence, including past operating results and expectations of future operating income. Accordingly, the Company maintains a valuation allowance against the amount of deferred tax assets not expected to be realized as of July 29, 2023.

The Company’s effective tax rate was (1.4)% and 3.5% for the thirteen weeks ended July 29, 2023 and July 30, 2022, respectively. The effective tax rate for the thirteen weeks ended July 29, 2023 reflects the impact of non-deductible executive compensation and the recording of an additional valuation allowance against the Company's current year losses. The effective tax rate for the thirteen weeks ended July 30, 2022 reflects the impact of non-deductible executive compensation, offset by a reversal of the valuation allowance against the Company's deferred tax assets.

The Company’s effective tax rate was (0.8)% and 4.5% for the twenty-six weeks ended July 29, 2023 and July 30, 2022, respectively. The effective tax rate for the twenty-six weeks ended July 29, 2023 and July 30, 2022 reflects the impact of non-deductible executive compensation and the recording of an additional valuation allowance against the Company's current year losses.

The Company's unaudited Consolidated Balance Sheets as of July 29, 2023 and January 28, 2023 reflect $52.3 million of income tax receivable.

NOTE 8 | LEASES
The Company leases all of its store locations and its corporate headquarters, which also includes its distribution center, under operating leases. The store leases typically have initial terms of 5 to 10 years; however, most of the leases that are coming to the end of their lease lives are being renegotiated with shorter terms. The current lease
EXPRESS, INC. | Q2 2023 Form 10-Q | 21

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

Supplemental cash flow information related to leases is as follows:

	Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$120,451	$127,071
Right of use assets obtained in exchange for operating lease liabilities	$126,643	$20,324

NOTE 9 | DEBT
The following table summarizes the Company's outstanding debt as of the dates indicated:

	July 29, 2023	January 28, 2023
	(in thousands)
Revolving Credit Facility	$220,750	$122,000
Less: unamortized debt issuance costs	—	—
Total long-term debt, net	$220,750	$122,000

Outstanding letters of credit	$20,262	$19,636
Revolving Credit Facility
Express, LLC (the "Borrower") and its subsidiaries are party to an Asset-Based Loan Credit Agreement (the "ABL Credit Agreement") entered into with the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent and collateral agent ("Wells Fargo"), and Bank of America, N.A., as documentation agent (“Bank of America”) pursuant to which revolving loans, up to a maximum borrowing amount of $290.0 million (the “Revolving Credit Facility”), may be borrowed, repaid and reborrowed until the maturity date of November 26, 2027, at which time all amounts borrowed must be repaid. Amounts borrowed under the Revolving Credit Facility bear interest at a variable rate indexed to SOFR (as defined in the ABL Credit Agreement) plus a pricing margin ranging from 1.75% to 2.25% per annum, as determined in accordance with the provisions of the ABL Credit Agreement based on average daily excess availability, as of any date of determination, for the most recently ended fiscal quarter, commencing April 30, 2023.

EXPRESS, INC. | Q2 2023 Form 10-Q | 22

Amounts borrowed under the Revolving Credit Facility are subject to a borrowing base which is calculated based on specified percentages of eligible inventory, credit card receivables and cash, less certain reserves. Commitment reductions and termination of the Revolving Credit Facility prior to the maturity date is permitted, subject in certain instances to a prepayment fee. As of July 29, 2023, the interest rate on the outstanding borrowings of $220.8 million was approximately 7.7%.

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

All obligations under the Revolving Credit Facility are guaranteed by the loan parties (other than the Borrower) and secured by a first priority lien on substantially all of the Loan Parties’ assets, subject to certain permitted liens.
As of July 29, 2023, the Company had $220.8 million in borrowings outstanding under the Revolving Credit Facility and approximately $47.5 million remained available for borrowing under the Revolving Credit Facility after giving effect to outstanding letters of credit in the amount of $20.3 million and subject to certain borrowing base limitations as further discussed above. The fair value of the outstanding borrowings under the Revolving Credit Facility is estimated using Level 2 inputs and at July 29, 2023 and January 28, 2023 was $203.0 million and $115.0 million, respectively.
Letters of Credit
From time to time, the Company may enter into various trade letters of credit ("trade LCs") in favor of certain vendors to secure merchandise. These trade LCs are issued for a defined period of time, for specific shipments, and generally expire three weeks after the merchandise shipment date. As of July 29, 2023 and January 28, 2023, there were no outstanding trade LCs. Additionally, the Company enters into stand-by letters of credit ("stand-by LCs") on an as-needed basis to secure payment obligations for third party logistic services, merchandise purchases, and other general and administrative expenses. As of July 29, 2023 and January 28, 2023, outstanding stand-by LCs totaled $20.3 million and $19.6 million, respectively.

NOTE 10 | LONG-TERM INCENTIVE COMPENSATION
The Company records the fair value of share-based payments to employees in the unaudited Consolidated Statements of Income and Comprehensive Income as compensation expense, net of forfeitures, over the requisite service period. The Company issues shares of Common Stock from treasury, at average cost, upon exercise of stock options and vesting of restricted stock units, including those with performance conditions.
EXPRESS, INC. | Q2 2023 Form 10-Q | 23

Long-Term Incentive Compensation
The following summarizes long-term incentive compensation expense:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
	(in thousands)
Restricted stock units	$84	$1,084	$846	$2,277
Stock options	74	88	161	175
Performance-based restricted stock units	(5,839)	1,448	(4,817)	2,561
Total share-based compensation	$(5,681)	$2,620	$(3,810)	$5,013
Cash-settled awards	2,848	3,425	5,501	6,145
Total long-term incentive compensation	$(2,833)	$6,045	$1,691	$11,158
There was no stock compensation related income tax benefit, excluding consideration of valuation allowances, for the thirteen weeks ended July 29, 2023. The stock compensation related income tax benefit, excluding consideration of valuation allowances, recognized by the Company during the twenty-six weeks ended July 29, 2023 was $4.1 million. The stock compensation related income tax benefit, excluding consideration of valuation allowances, recognized by the Company during the thirteen and twenty-six weeks ended July 30, 2022 was $0.2 million and $2.9 million, respectively.
For the thirteen weeks ended July 29, 2023, there was no valuation allowance associated with the tax benefit. The valuation allowance associated with the tax benefit for the twenty-six weeks ended July 29, 2023 was $4.1 million. The valuation allowances associated with these tax benefits were $0.2 million and $2.9 million for the thirteen and twenty-six weeks ended July 30, 2022, respectively.
Equity Awards
Restricted Stock Units
During the twenty-six weeks ended July 29, 2023, the Company granted restricted stock units (“RSUs”) under the Second Amended and Restated Express, Inc. 2018 Incentive Compensation Plan (the "Plan"). The fair value of RSUs is generally determined based on the Company’s closing stock price on the day prior to the grant date in accordance with the Plan. The RSUs granted generally vest ratably over one to three years and the expense related to these RSUs is recognized using the straight-line attribution method over this vesting period.

The Company’s activity with respect to RSUs for the twenty-six weeks ended July 29, 2023 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value Per Share
	(in thousands, except per share amounts)
Unvested - January 28, 2023	87	$45.38
Granted	1	$22.80
Vested	(78)	$43.76
Forfeited	(5)	$57.43
Unvested - July 29, 2023	5	$57.31
The total fair value of RSUs that vested during the twenty-six weeks ended July 29, 2023 and July 30, 2022 was $3.4 million and $4.9 million, respectively. As of July 29, 2023, there was approximately $0.1 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a remaining weighted-average period of approximately 1.0 year.

EXPRESS, INC. | Q2 2023 Form 10-Q | 24

Stock Options
The Company’s activity with respect to stock options during the twenty-six weeks ended July 29, 2023 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding - January 28, 2023	143	$96.86
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(5)	$316.71
Outstanding - July 29, 2023	138	$89.53	5.4	$—
Expected to vest at July 29, 2023	—	$—	0	$—
Exercisable at July 29, 2023	138	$89.53	5.4	$—
As of July 29, 2023, there was no unrecognized compensation expense related to stock options.

Performance-Based Restricted Stock Units
During 2022, the Company granted performance-based RSUs to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Common Stock upon vesting based upon the achievement of certain performance conditions. The number of shares of Common Stock earned could range between 0% and 200% of the target amount of shares underlying the award depending upon performance achieved over a three-year performance period. The performance conditions of the awards include adjusted earnings before interest, taxes, depreciation, and amortization ("Adjusted EBITDA") targets and the Company's total shareholder return ("TSR") relative to a select group of peer companies. A Monte Carlo valuation model was used to determine the fair value of the awards. The TSR performance condition is a market condition. Therefore, the fair value of the portion of the awards which vest based on the TSR performance condition is fixed at the measurement date and is not revised based on actual performance during the three-year vesting period. The number of shares of Common Stock underlying the portion of the awards which vest based on the Company’s Adjusted EBITDA performance in relation to the pre-established targets will change during the three-year vesting period based on estimates. As of July 29, 2023, $1.2 million of total unrecognized compensation cost is expected to be recognized on performance-based RSUs over a remaining weighted-average period of 1.7 years.

Cash-Settled Awards
Time-Based Cash-Settled Awards
During the twenty-six weeks ended July 29, 2023, the Company granted time-based cash-settled awards to employees that vest ratably over three years. These awards are classified as liabilities and do not vary based on changes in the Company's stock price or financial performance. The expense related to these awards will be accrued using a straight-line method over this vesting period. As of July 29, 2023, $16.8 million of total unrecognized compensation cost is expected to be recognized on cash-settled awards over a remaining weighted-average period of 1.5 years.

Performance-Based Cash-Settled Awards
During the twenty-six weeks ended July 29, 2023, the Company granted performance-based cash-settled awards to a limited number of senior executive-level employees. These awards are classified as liabilities, are valued based on the fair value of the award at the grant date and are remeasured at each reporting date until settlement with compensation expense being recognized in proportion to the completed requisite service period up until date of settlement. The amount of cash earned ranges between 0% and 200% of the target amount depending upon performance achieved over a three-year performance period commencing on the first day of the Company’s 2023 fiscal year and ending on the last day of the Company’s 2025 fiscal year. The performance conditions of the award include Adjusted EBITDA targets and the Company's TSR relative to a select group of peer companies. The fair value of the awards will change based on estimates of the Company’s Adjusted EBITDA performance in relation to
EXPRESS, INC. | Q2 2023 Form 10-Q | 25

the pre-established targets. A Monte Carlo valuation model was used to determine the fair value of the awards. As of July 29, 2023, $3.2 million of total unrecognized compensation cost is expected to be recognized on performance-based cash-settled awards over a remaining weighted-average period of 2.7 years.

NOTE 11 | COMMITMENTS AND CONTINGENCIES
The Company is presently, and from time to time, subject to various claims and contingencies arising in the normal course of its business. The Company currently believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

In a complaint filed in January 2017 by Mr. Jorge Chacon in the Superior Court for the State of California for the County of Orange, certain subsidiaries of the Company were named as defendants in a representative action alleging violations of California state wage and hour statutes and other labor standards. The lawsuit sought unspecified monetary damages and attorneys’ fees.

In July 2018, former associate Ms. Christie Carr filed suit in Alameda County Superior Court for the State of California naming certain subsidiaries of the Company as defendants in a representative action alleging violations of California State wage and hour statutes and other labor standard violations. The lawsuit sought unspecified monetary damages and attorneys’ fees.

On January 29, 2019, Mr. Jorge Chacon filed a second representative action in the Superior Court for the State of California for the County of Orange alleging violations of California state wage and hour statutes and other labor standard violations, which was removed to federal court by the Company. The lawsuit sought unspecified monetary damages and attorneys' fees. In June 2021, a portion of Mr. Chacon’s claims in this action were certified as a class action. Plaintiff and the Company both filed Motions for Summary Judgment on February 28, 2022.

In June 2022, as a result of a mediation process overseen by an independent mediator, the parties agreed, subject to approval by the District Court, to settle these matters for an amount not material to the Company. The proposed settlement will resolve the Chacon and Carr matters in their entirety and also provide for a broad release of claims asserted therein on behalf of the Company’s current and former employees in California for wage and hour violations. On August 18, 2023, the Court granted preliminary approval of the settlement. A final approval hearing is scheduled in January 2024.

Any legal proceedings are subject to inherent uncertainties, and the Company’s view of these matters and their potential effects may change in the future. In accordance with applicable accounting standards, the Company establishes an accrued liability for loss contingencies related to legal proceedings when the loss is both probable and reasonably estimable. As of July 29, 2023, the Company's unaudited Consolidated Balance Sheet includes an estimated liability based on its best estimate of the outcome of the unresolved matters.

NOTE 12 | STOCKHOLDERS' EQUITY
Share Repurchase Program
On November 28, 2017, the Company's Board of Directors ("Board") approved a share repurchase program that authorizes the Company to repurchase up to $150.0 million of Common Stock using available cash (the "Repurchase Program"). The Company may repurchase shares on the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Exchange Act of 1934, as amended (the "Exchange Act"). The timing and amount of stock repurchases will depend on a variety of factors, including business and market conditions as well as corporate and regulatory considerations. The Repurchase Program may be suspended, modified, or discontinued at any time and the Company has no obligation to repurchase any amount of Common Stock under the program. During the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022, the Company did not repurchase any shares of Common Stock. As of July 29, 2023, the Company had approximately $34.2 million remaining under this Board authorization.

EXPRESS, INC. | Q2 2023 Form 10-Q | 26

Reverse Stock Split
On August 30, 2023, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effect a 1-for-20 reverse stock split of the Common Stock. Pursuant to the Certificate of Amendment, effective as of 5:00 p.m., Eastern Time, on August 30, 2023, (i) every 20 shares of Common Stock issued and outstanding, including shares of Common Stock held by the Company as treasury shares, were automatically combined into one share of Common Stock, and (ii) the number of authorized shares of Common Stock was reduced from 500.0 million authorized shares to 25.0 million authorized shares of Common Stock. The Company’s stockholders of record will receive a cash payment (without interest) in lieu of any fractional shares they would have otherwise been entitled to receive in the reverse stock split.

Shares of the Common Stock began trading on a split-adjusted basis at market open on August 31, 2023. Shares of the Common Stock continue to trade on New York Stock Exchange ("NYSE") under the symbol “EXPR” with the new CUSIP number, 30219E 202. Based on the resulting increase in the per share trading price of the Common Stock following the implementation of the reverse stock split, the Company is expected to regain compliance with the minimum price criteria set forth in the continued listing standards of the NYSE at the end of the six-month cure period on September 28, 2023. The $0.01 par value per share of Common Stock and any other rights associated the Common Stock were not affected by the reverse stock split.

All shares of Common Stock, stock option awards and per share amounts in the accompanying unaudited Consolidated Financial Statements and related Notes have been retrospectively restated to reflect the effect of the reverse stock split.

Preferred shares outstanding were not affected by the reverse stock split and as such, those shares have not been adjusted.

NOTE 13 | SUBSEQUENT EVENTS
1-for-20 Reverse Stock Split
Refer to Note 12 for a discussion of the 1-for-20 reverse stock split of the Common Stock, which was implemented by the Board effective following the close of market on August 30, 2023.

Restructuring Costs
On July 14, 2023 and August 17, 2023, the company announced and implemented respective phases of a workforce reduction. During the thirteen weeks ended July 29, 2023, in connection with the restructuring of the Company’s work force, the Company recognized $4.7 million in restructuring and related reorganization charges with $2.7 million recorded in cost of goods sold, buying and occupancy costs and $2.0 million recorded in selling, general and administrative expense in the unaudited Consolidated Statements of Income and Comprehensive Income. The charges were primarily related to employee severance and benefit costs. The restructuring costs that the Company expects to incur in connection with the work force restructuring are estimates only and subject to a number of assumptions, and actual results may differ materially and adversely from such estimates.
Term Loan
On September 5, 2023, the Company, the Borrower and certain other direct or indirect, wholly-owned subsidiaries of the Company (collectively, the “Loan Parties”) entered into an asset-based term loan agreement (the “Term Loan Agreement”) with ReStore Capital LLC, as administrative agent, collateral agent and lender, and the other lenders from time to time party thereto. The Term Loan Agreement provides the Borrower with a $65.0 million “first-in, last-out” term loan (the “FILO Term Loan”). The Borrower received $32.5 million in gross proceeds upon entering into the Term Loan Agreement, with the remaining $32.5 million principal amount from the FILO Term Loan to be received on or before September 13, 2023. The net proceeds of the FILO Term Loan will be used to paydown outstanding borrowings under the ABL Credit Agreement without corresponding commitment reductions.

EXPRESS, INC. | Q2 2023 Form 10-Q | 27

The FILO Term Loan will mature on the earlier of (a) November 26, 2027 and (b) the date of termination of the commitments under the ABL Credit Agreement. The FILO Term Loan will bear interest at a variable rate based on the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 10.00%.

The Term Loan Agreement requires the Borrower to maintain certain financial covenants and also contains customary affirmative and negative covenants and events of default. Obligations under the Term Loan Agreement are guaranteed by the Loan Parties (other than the Borrower) and secured by a second priority lien on substantially all personal property of the Loan Parties, including cash, accounts receivable, and inventory, and share the same collateral as the Revolving Credit Facility.

Amendment of ABL Credit Agreement
On September 5, 2023, the Loan Parties entered into a Fifth Amendment to the ABL Credit Agreement, which, among other things, permitted the entry by the Loan Parties into the Term Loan Agreement on a second-priority basis to the Revolving Credit Facility.

EXPRESS, INC. | Q2 2023 Form 10-Q | 28

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

All references herein to “the second quarter of 2023” and “the second quarter of 2022” represent the thirteen weeks ended July 29, 2023 and July 30, 2022, respectively.

Our management's discussion and analysis of financial condition and results of operations is presented in the following sections:

\

OVERVIEW
Express is a multi-brand fashion retailer whose portfolio includes Express, Bonobos and UpWest. The Company operates an omnichannel platform, including both physical and online stores. Grounded in a belief that style, quality and value should all be found in one place, Express is a brand with a purpose - We Create Confidence. We Inspire Self-Expression. - powered by a styling community. Bonobos is a menswear brand known for exceptional fit and an innovative retail model. UpWest is an apparel, accessories and home goods brand with a purpose to Provide Comfort for People & Planet. We operate 601 stores in the United States and Puerto Rico, the express.com online store, the Express mobile app, the Bonobos.com online store and the UpWest.com online store.
Acquisition
On May 23, 2023, we completed the acquisition of the operating assets of Bonobos, a menswear brand known for exceptional fit and an innovative retail model. The acquisition is intended to provide the following strategic and financial benefits:
•We plan to unlock additional growth for the Bonobos brand by leveraging its strength in men’s to address underpenetrated categories, and its strength in marketing to drive greater awareness and customer acquisition
•Bonobos expands our brand portfolio, accelerating ours sales growth and profitability
•We expect to leverage our fully integrated omnichannel operating platform to drive financial efficiencies, operational synergies and additional economies of scale across Production & Sourcing, Logistics, Real Estate, Technology, and other areas of its existing and new businesses
Refer to Note 6 included elsewhere in this Quarterly Report for further discussion regarding the acquisition.
EXPRESS, INC. | Q2 2023 Form 10-Q | 29

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

1-for-20 Reverse Stock Split
On August 14, 2023, our Board of Directors (the "Board") approved the implementation of a 1-for-20 reverse stock split of our common stock, par value $0.01 per share (“Common Stock”), and a corresponding proportional reduction in the number of authorized shares of Common Stock. The reverse stock split was effected after market close on August 30, 2023 (the “Effective Date”), and shares of Common Stock began trading on a split-adjusted basis as of market open on August 31, 2023.

All shares of Common Stock, stock option awards and per share amounts contained in the unaudited Consolidated Financial Statements have been retroactively adjusted to reflect the 1-for-20 reverse stock split. Refer to Note 12 included elsewhere in this Quarterly Report for further discussion regarding the reverse stock split.

\

BUSINESS TRENDS
Macroeconomic Outlook
The macroeconomic environment in which we operate remains uncertain as a result of numerous factors, including inflationary pressures, rising interest rates and fears of a potential recession impacting consumer spending behavior, and aggressive promotional activity which constrained revenue and increased margin pressure. Given uncertainty related to the impact of ongoing negative macroeconomic factors and their impact on our business, results of operations and cash flows, we are implementing plans to mitigate these adverse conditions, including actions to reduce expenses and improve the operating efficiency of our business, including identifying and implementing significant additional expense savings. We are conducting a comprehensive review of our business model to identify actions that are expected to meaningfully reduce pre-tax costs and enable a more efficient and effective organization and have engaged external advisors to assist in this effort. We have a stated goal to deliver over $200.0 million in annualized cost savings by 2025 versus 2022. Specifically, these plans include $150.0 million in annualized expense reductions by 2025 versus 2022 and at least $50.0 million in gross margin expansion opportunities by leveraging efficiencies in sourcing, production and the supply chain. We have already identified and implemented $80.0 million of annualized cost reductions for fiscal 2023, and for fiscal 2024, have identified annualized cost reductions of $120.0 million including cost benefits from a recently-announced workforce reduction which is expected to generate savings of approximately $30.0 million.

The continued effect of these macroeconomic conditions may impact mid-term and longer-term consumer discretionary spending behavior and the promotional landscape in which we operate. We believe that these macroeconomic and other factors have contributed to the slowdown in demand that we have experienced in our business over the last several fiscal quarters and could result in further material decreases to net sales and operating cash flows and materially higher operating losses
For additional information regarding risks related to these related operational and industry risks, see “Item 1A. Risk Factors: Operational and Industry Risk Factors” in our Annual Report.
EXPRESS, INC. | Q2 2023 Form 10-Q | 30

FINANCIAL DETAILS FOR THE SECOND QUARTER OF 2023

•Consolidated net sales decreased 6% to $435.3 million from $464.9 million in the second quarter of 2022
•Consolidated comparable sales decreased 14% compared to the second quarter of 2022
•Comparable retail sales (includes both retail stores and eCommerce sales) decreased 13% compared to the second quarter of 2022
•Comparable outlet sales decreased 17% compared to the second quarter of 2022
•Gross margin was 23.1% of net sales compared to 33.1% of net sales in last year's second quarter, a decrease of approximately 1,000 basis points
•Operating loss was $39.6 million compared to operating income of $10.4 million in the second quarter of 2022
•Net loss was $44.1 million, or a loss of $11.79 per diluted share, compared to net income of $7.0 million, or $2.05 per diluted share, in the second quarter of 2022
Key Performance Metrics
The following charts show key performance metrics for the second quarter of 2023 compared to the second quarter of 2022.

SECOND QUARTER UPDATE & OUTLOOK
We are transforming Express to create shareholder value guided by a new corporate strategy, inclusive of the following four components:
•Achieving profitable growth and delivering positive free cash flow in our core Express business
•Leveraging our omnichannel platform
•Accelerating our growth and profitability through the WHP strategic partnership
•Operating with financial discipline
Achieve Profitable Growth and Delivering Positive Free Cash Flow in Our Core Express Business
The first component of our new corporate strategy is achieving profitable growth and delivering positive free cash flow in our core Express business. We expect to achieve profitable growth in our core Express business through our EXPRESSway Forward strategy which has four foundational pillars:

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

EXPRESS, INC. | Q2 2023 Form 10-Q | 31

During the second quarter of 2023, we continued to take corrective actions designed to address the three most significant challenges we have faced. First, poor results in our women’s business due to imbalances across the assortment. Second, challenging comparable sales in our men’s business and outlet stores as we lap record top- and bottom-line performances in 2022. And third, the ongoing dynamic macroeconomic environment and related consumer pressure on discretionary categories like apparel and accessories.

These actions are working and we delivered sequential improvement in net sales as the quarter progressed. This improvement was most significant in our women’s business, where our new deliveries reflect a more appropriate balance across categories, price points and wearing occasions. Our men’s business also delivered sequential improvement throughout the second quarter of 2023.

From a channel perspective, the assortment actions we have taken also drove sequential improvements in eCommerce, retail stores and outlet stores. The momentum in eCommerce was a key factor in partially offsetting our performance in both stores’ channels, where traffic continues to be very challenged. We have put strategies in place to mitigate the traffic challenge by driving increases in conversion, units per transaction and average dollar sales.

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

Customer
We continually aim to successfully engage existing customers and acquire new ones. Loyalty program members are our best customers, making over two more visits and spending over twice as much per year as non-loyalty customers.

Execution
We are continuing to conduct a comprehensive review of our business model to identify actions that are expected to meaningfully reduce pre-tax costs and enable a more efficient and effective organization and have engaged external advisors to assist in this effort. We have a stated goal to deliver over $200.0 million in annualized savings by 2025 versus 2022.

In May 2023, we announced that we have identified and implemented $65.0 million of annualized cost reductions for fiscal 2023 versus fiscal 2022.

In August 2023, we announced an additional $15.0 million of savings for a total of $80.0 million in annualized cost reductions identified and implemented for fiscal 2023. Also in August 2023, we announced and implemented a workforce reduction which is expected to generate approximately $30.0 million in annualized savings.

In addition, we announced that $120.0 million in annualized expense reductions for fiscal 2024 versus 2022 had been identified and implemented, which are inclusive of the savings effectuated for fiscal 2023. We are also aggressively pursuing at least $50.0 million in gross margin expansion opportunities by leveraging efficiencies in sourcing, production and the supply chain.

Within our eCommerce channel, the advancements we have made to our express.com website and mobile app over the last three years have strengthened our omnichannel offering. Through website and mobile app enhancements, new features, personalization, user-generated content, and other initiatives, we believe we have more seamlessly connected our channels and built a platform on which all parts of the Express styling community can connect.

EXPRESS, INC. | Q2 2023 Form 10-Q | 32

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

Leveraging our Omnichannel Platform
The second component of our new corporate strategy is to leverage our fully integrated omnichannel platform, with the aim of operating and growing a portfolio of fashion brands. We expect to leverage our existing strengths and capabilities in production and sourcing, logistics, technology, real estate, finance, legal and HR to achieve synergies and drive efficiencies across this portfolio.

We are now a platform company operating a portfolio of omnichannel brands that is comprised today of Express, Bonobos, and UpWest. We have positioned Express to generate positive free cash flow which will be strategically reinvested in our existing business and future acquisitions, while both Bonobos and UpWest will be top and bottom-line growth engines. As previously disclosed, we expect to deliver at least $50.0 million in gross margin expansion through efficiencies in sourcing, production, and the supply chain.

Accelerate Growth and Profitability Through Our Strategic Partnership with WHP
The third component of our new corporate strategy is to accelerate our growth and profitability through our strategic partnership with WHP through domestic non-core category and international licensing opportunities. In May 2023, we and WHP completed our joint acquisition of Bonobos, with Express acquiring the operating assets (and assuming the related liabilities) of the Bonobos business and licensing the intellectual property acquired by WHP for the operation of the Bonobos business in the U.S. Bonobos launched in 2007 as a digitally native menswear brand and quickly became known for exceptional fit and an innovative guide shop retail model. We intend to build upon Bonobos' strengths in eCommerce, marketing and customer loyalty, leverage our expertise in product design and merchandising and omnichannel retail, and unlock additional growth for Bonobos by extending the brand into underpenetrated categories. We also plan to grow Bonobos through WHP's expertise in licensing and international distribution. Bonobos sales exceeded our expectations during the second quarter of 2023 and delivered operating income accretive to our total. We expect it to be accretive to operating income and to deliver positive free cash flow for the full year 2023. Bonobos is a good example of the highly disciplined financial approach we intend to take with any future acquisition and represents a significant growth opportunity for Express.

Operate with Financial Discipline
The fourth component of our new corporate strategy is operating with financial discipline. We plan to build upon a foundation of strong, rigorous financial discipline and redesign the financial architecture of our Company to create a more agile expense framework that will allow us to be more flexible in a dynamic macroeconomic environment.
EXPRESS, INC. | Q2 2023 Form 10-Q | 33

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

Comparable Sales
Description
Comparable sales is a measure of the amount of sales generated in a period relative to the amount of sales generated in the comparable prior year period. Comparable sales for the second quarter of 2023 was calculated using the thirteen weeks ended July 29, 2023 as compared to the thirteen weeks ended July 30, 2022.

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
EXPRESS, INC. | Q2 2023 Form 10-Q | 34

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
EXPRESS, INC. | Q2 2023 Form 10-Q | 35

RESULTS OF OPERATIONS
The Second Quarter of 2023 compared to the Second Quarter of 2022
The financial results of Bonobos have been included in our results from the closing date of the acquisition on May 23, 2023.
Store Activity
The following table shows store activity for the stated periods:

	Thirteen Weeks Ended July 29, 2023					Thirteen Weeks Ended July 30, 2022
	Retail[1]	Outlet	UpWest	Bonobos[3]	Total	Retail[2]	Outlet	UpWest	Total
Beginning stores	337	195	13	—	545	349	202	10	561
New stores	1	—	1	60	62	—	—	4	4
Closed stores	(2)	(1)	(3)	—	(6)	(1)	—	—	(1)
Ending stores	336	194	11	60	601	348	202	14	564
Gross square footage at end of period (in thousands)					4,570				4,663
1.As of July 29, 2023, ending retail store count includes 11 Express Edit stores
2.As of July 30, 2022, ending retail store count includes 5 Express Edit stores
3.Bonobos stores were acquired on May 23, 2023
Net Sales
The following table shows net sales and comparable sales for the stated periods:

	Thirteen Weeks Ended
	July 29, 2023	July 30, 2022
Net sales (in thousands)	$435,344	$464,919
Dollar change compared to prior year	$(29,575)
Percentage change compared to prior year	(6.4)%
Comparable retail sales	(13)%	—%
Comparable outlet sales	(17)%	2%
Total comparable sales percentage change	(14)%	1%
Net sales in the second quarter of 2023 decreased approximately $29.6 million as compared to the second quarter of 2022. The decrease in sales was primarily attributable to imbalances across the women's assortment architecture, challenging comparable sales in our men's business and outlet stores due to softness in traffic and against the backdrop of record performance in 2022 and the ongoing dynamic macroeconomic environment and related consumer pressure on discretionary categories such as apparel and accessories. The decrease in sales were offset by the addition of Bonobos.
EXPRESS, INC. | Q2 2023 Form 10-Q | 36

Gross Profit
The following table shows cost of goods sold, buying and occupancy costs, gross profit in dollars, and gross margin percentage for the stated periods:

	Thirteen Weeks Ended
	July 29, 2023	July 30, 2022
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$334,975	$311,218
Gross profit	$100,369	$153,701
Gross margin percentage	23.1%	33.1%
Dollar change compared to prior year	$(53,332)
The 1,000 basis point decrease in gross margin percentage, or gross profit as a percentage of net sales, in the second quarter of 2023 as compared to the second quarter of 2022 was comprised of a decrease in merchandise margin of 680 basis points and an increase in buying and occupancy costs as a percentage of net sales of 320 basis points. The decrease in merchandise margin was primarily driven by increased promotional activity and 310 basis points of royalty expense related to the Joint Venture. Buying and occupancy deleveraged due to the decline in comparable sales. In addition, buying and occupancy was also impacted by $2.7 million of severance charges related to our restructuring and $1.0 million due to an impairment charge of certain long-lived store related assets and right of use assets. Refer to Note 4 in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion regarding the impairment charges.
Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses ("SG&A") in dollars and as a percentage of net sales for the stated periods:

	Thirteen Weeks Ended
	July 29, 2023	July 30, 2022
	(in thousands, except percentages)
Selling, general, and administrative expenses	$146,091	$143,278
Selling, general, and administrative expenses, as a percentage of net sales	33.6%	30.8%
Dollar change compared to prior year	$2,813
The $2.8 million increase in SG&A in the second quarter of 2023 as compared to the second quarter of 2022 was primarily driven by the consolidation of Bonobos, as well as acquisition-related and integration costs incurred in connection with the acquisition and severance charges related to our restructuring. This was partially offset by lower marketing spend, reduced incentive compensation and lower store payroll. The deleverage in the SG&A expense rate was driven by the decline in comparable sales.
Royalty Income
The following table shows royalty income in dollars and as a percentage of net sales for the stated periods:

	Thirteen Weeks Ended
	July 29, 2023	July 30, 2022
	(in thousands, except percentages)
Royalty income	$(6,193)	$—
Royalty income, as a percentage of net sales	(1.4)%	—%
Dollar change compared to prior year	$(6,193)
The $6.2 million increase in royalty income in the second quarter of 2023 as compared to second quarter of 2022 was due to our share of equity income associated with our equity investment with WHP. Refer to Note 5 in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion of our equity investment.
EXPRESS, INC. | Q2 2023 Form 10-Q | 37

Interest Expense, Net
The following table shows interest expense in dollars and as a percentage of net sales for the stated periods:

	Thirteen Weeks Ended
	July 29, 2023	July 30, 2022
	(in thousands, except percentages)
Interest expense, net	$3,874	$3,800
Interest expense, as a percentage of net sales	0.9%	0.8%
Dollar change compared to prior year	$74
The $0.1 million increase in interest expense in the second quarter of 2023 as compared to the second quarter of 2022 was the result of higher borrowings and higher interest rates on our Revolving Credit Facility offset by the elimination of the term loan. Refer to Note 9 in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion regarding our borrowings during the second quarter of 2023.
Income Tax Expense
The following table shows income tax expense in dollars and as a percentage of net sales for the stated periods:

	Thirteen Weeks Ended
	July 29, 2023	July 30, 2022
	(in thousands, except percentages)
Income tax expense	$611	$252
Income tax expense, as a percentage of net sales	0.1%	0.1%
Dollar change compared to prior year	$359
The effective tax rate was (1.4)% and 3.5% for the second quarter of 2023 and second quarter of 2022, respectively. The effective tax rate for the second quarter of 2023 reflects the impact of non-deductible executive compensation and the recording of an additional valuation allowance against our current-year losses. The effective tax rate for the second quarter of 2022 reflects the impact of non-deductible executive compensation, offset by a reversal of the valuation allowance against our deferred tax assets.

EXPRESS, INC. | Q2 2023 Form 10-Q | 38

The Twenty-Six Weeks Ended July 29, 2023 compared to the Twenty-Six Weeks Ended July 30, 2022
The financial results of Bonobos have been included in our results from the closing date of the acquisition on May 23, 2023.

Store Activity
The following table shows store activity for the stated periods:

	Twenty-Six Weeks Ended July 29, 2023					Twenty-Six Weeks Ended July 30, 2022
	Retail[1]	Outlet	UpWest	Bonobos[3]	Total	Retail[2]	Outlet	UpWest	Total
Beginning stores	342	198	13	0	553	351	203	7	561
New stores	1	—	1	62	64	1	—	7	8
Closed stores	(7)	(4)	(3)	(2)	(16)	(4)	(1)	—	(5)
Ending stores	336	194	11	60	601	348	202	14	564
Gross square footage at end of period (in thousands)					4,570				4,663
1.As of July 29, 2023, ending retail store count includes 11 Express Edit stores
2.As of July 30, 2022, ending retail store count includes 5 Express Edit stores
3.Bonobos stores were acquired on May 23, 2023
Net Sales
The following table shows net sales and comparable sales for the stated periods:

	Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022
Net sales (in thousands)	$818,601	$915,704
Dollar change compared to prior year	$(97,103)
Percentage change compared to prior year	(10.6)%
Comparable retail sales	(13)%	14%
Comparable outlet sales	(17)%	14%
Total comparable sales percentage change	(14)%	14%
Net sales for the twenty-six weeks ended July 29, 2023 decreased approximately $97.1 million as compared to the twenty-six weeks ended July 30, 2022. The decrease in sales was primarily attributable to reduced consumer spending, increased price sensitivity in discretionary categories and aggressive promotional activity across the industry that began in 2022 and continued into the first half of 2023. We continued to take corrective actions to address the imbalances in our women's assortment architecture. However, we experienced a deceleration in our men's business and outlet stores businesses due to softness in traffic and against the backdrop of record volume in 2022. The decrease in sales were offset by the addition of Bonobos.
Gross Profit
The following table shows cost of goods sold, buying and occupancy costs, gross profit in dollars, and gross margin percentage for the stated periods:

	Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$654,439	$630,503
Gross profit	$164,162	$285,201
Gross margin percentage	20.1%	31.1%
Dollar change compared to prior year	$(121,039)
EXPRESS, INC. | Q2 2023 Form 10-Q | 39

The 1,100 basis point decrease in gross margin percentage, or gross profit as a percentage of net sales, for the twenty-six weeks ended July 29, 2023 compared to the twenty-six weeks ended July 30, 2022 was comprised of a decrease in merchandise margin of 770 basis points and an increase in buying and occupancy costs as a percentage of net sales of 330 basis points. The decrease in merchandise margin was primarily driven by the challenging macroeconomic and highly promotional retail environment and 320 basis points of royalty expense related to the Joint Venture. Buying and occupancy deleveraged due to the decline in comparable sales. In addition, buying and occupancy was also impacted by $2.7 million of severance charges related to our restructuring and $1.0 million due to an impairment charge of certain long-lived store related assets and right of use assets. Refer to Note 4 in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion regarding the impairment charges.
Selling, General, and Administrative Expenses
The following table shows SG&A in dollars and as a percentage of net sales for the stated periods:

	Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022
	(in thousands, except percentages)
Selling, general, and administrative expenses	$285,439	$284,371
Selling, general, and administrative expenses, as a percentage of net sales	34.9%	31.1%
Dollar change compared to prior year	$1,068
The $1.1 million increase in SG&A for the twenty-six weeks ended July 29, 2023 as compared to the twenty-six weeks ended July 30, 2022 was primarily driven by the consolidation of Bonobos, as well as acquisition-related and integration costs incurred in connection with the acquisition and severance charges related to our restructuring. This was partially offset by lower marketing spend, reduced incentive compensation and lower store payroll. The deleverage in the SG&A expense rate was driven by the decline in comparable sales.
Royalty Income
The following table shows royalty income in dollars and as a percentage of net sales for the stated periods:

	Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022
	(in thousands, except percentages)
Royalty income	$(10,633)	$—
Royalty income, as a percentage of net sales	(1.3)%	—%
Dollar change compared to prior year	$(10,633)
The $10.6 million increase in royalty income during the twenty-six weeks ended July 29, 2023 as compared to twenty-six weeks ended July 30, 2022 was due to our share of equity income associated with our equity investment with WHP. Refer to Note 5 in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion of our equity investment.
EXPRESS, INC. | Q2 2023 Form 10-Q | 40

Interest Expense, Net
The following table shows interest expense in dollars and as a percentage of net sales for the stated periods:

	Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022
	(in thousands, except percentages)
Interest expense, net	$6,817	$7,294
Interest expense, as a percentage of net sales	0.8%	0.8%
Dollar change compared to prior year	$(477)
The $0.5 million decrease in interest expense for the twenty-six weeks ended July 29, 2023 as compared to the twenty-six weeks ended July 30, 2022 was the result of the elimination of the term loan offset by higher borrowings and higher interest rates on our Revolving Credit Facility. Refer to Note 9 in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion regarding our borrowings during the twenty-six weeks ended July 29, 2023.
Income Tax Expense (Benefit)
The following table shows income tax expense (benefit) in dollars and as a percentage of net sales for the stated periods:

	Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022
	(in thousands, except percentages)
Income tax expense (benefit)	$980	$(231)
Income tax expense (benefit), as a percentage of net sales	0.1%	—%
Dollar change compared to prior year	$1,211
The effective tax rate was (0.8)% and 4.5% for the twenty-six weeks ended July 29, 2023 and July 30, 2022, respectively. The effective tax rate for the twenty-six weeks ended July 29, 2023 reflects the impact of non-deductible executive compensation and the recording of an additional valuation allowance against our current-year losses. The effective tax rate for the twenty-six weeks ended July 30, 2022 reflects the impact of non-deductible executive compensation and the recording of an additional valuation allowance against our current-year losses.
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
EXPRESS, INC. | Q2 2023 Form 10-Q | 41

Limitations of the Usefulness of These Measures
Because non-GAAP financial measures are not standardized, adjusted operating income (loss), adjusted net income (loss), and adjusted diluted earnings per share may differ from similarly titled measures used by other companies due to different methods of calculation. These adjusted financial measures should not be considered in isolation or as a substitute for reported operating income (loss), net income (loss), or diluted earnings per share. These non-GAAP financial measures reflect an additional way of viewing our operations that, when viewed together with the GAAP results, provide a more complete understanding of our business. A reconciliation of adjusted operating income (loss), adjusted net income (loss) and adjusted diluted earnings per share to the most directly comparable GAAP measure is set forth below:

	Thirteen Weeks Ended July 29, 2023
(in thousands, except per share amounts)	Operating Loss	Income Tax Impact(a)	Net Loss	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding(e)
Reported GAAP Measure	$(39,571)		$(44,056)	$(11.79)	3,737
Impact of restructuring(b)	4,658	—	4,658	1.25
Acquisition-related and integration costs(c)	4,595	—	4,595	1.23
Impairment of property, equipment and lease assets(d)	996	—	996	0.27
Adjusted Non-GAAP Measure	$(29,322)		$(33,807)	$(9.05)
a.Items tax effected at the applicable deferred or statutory rate offset by the recording of a non-cash valuation allowance.
b.Represents restructuring charges primarily related to employee severance and benefits of which $2.7 million was recorded in cost of goods sold, buying and occupancy costs and $2.0 million was recorded in selling, general and administrative expenses in the unaudited Consolidated Statements of Income and Comprehensive Income.
c.Represents acquisition-related and integration costs incurred in connection with the acquisition of Bonobos, which were recorded in selling, general and administrative expenses in the unaudited Consolidated Statements of Income and Comprehensive Income.
d.Represents a non-cash impairment charge taken against certain long-lived store related assets and right of use assets, which was recorded in cost of goods sold, buying and occupancy costs in the unaudited Consolidated Statements of Income and Comprehensive Income.
e.Share amount has been retrospectively adjusted to reflect the Company’s 1-for-20 reverse stock split which was effected after the close of market on August 30,2023.

	Twenty-Six Weeks Ended July 29, 2023
(in thousands, except per share amounts)	Operating Loss	Income Tax Impact(a)	Net Loss	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding(e)
Reported GAAP Measure	$(109,686)		$(117,483)	$(31.62)	3,715
Impact of restructuring(b)	4,658	—	4,658	1.25
Acquisition-related and integration costs(c)	4,595	—	4,595	1.24
Impairment of property, equipment and lease assets(d)	996	—	996	0.27
Adjusted Non-GAAP Measure	$(99,437)		$(107,234)	$(28.87)
a.Items tax effected at the applicable deferred or statutory rate offset by the recording of a non-cash valuation allowance.
b.Represents restructuring charges primarily related to employee severance and benefits of which $2.7 million was recorded in cost of goods sold, buying and occupancy costs and $2.0 million was recorded in selling, general and administrative expenses in the unaudited Consolidated Statements of Income and Comprehensive Income.
c.Represents acquisition-related and integration costs incurred in connection with the acquisition of Bonobos, which were recorded in selling, general and administrative expenses in the unaudited Consolidated Statements of Income and Comprehensive Income.
d.Represents a non-cash impairment charge taken against certain long-lived store related assets and right of use assets, which was recorded in cost of goods sold, buying and occupancy costs in the unaudited Consolidated Statements of Income and Comprehensive Income.
e.Share amount has been retrospectively adjusted to reflect the Company’s 1-for-20 reverse stock split which was effected after the close of market on August 30, 2023.
EXPRESS, INC. | Q2 2023 Form 10-Q | 42

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net (loss) income	$(44,056)	$7,036	$(117,483)	$(4,878)
Interest expense, net	3,874	3,800	6,817	7,294
Income tax expense (benefit)	611	252	980	(231)
Depreciation and amortization	14,875	14,477	29,121	29,213
EBITDA (Non-GAAP Measure)	$(24,696)	$25,565	$(80,565)	$31,398

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

Based upon the sales and results of operations seen during the twenty-six weeks ended July 29, 2023, and expense reduction and other measures planned and taken to date, we were in compliance with the financial covenants under our Revolving Credit Facility as of July 29, 2023. However, due to the uncertainty related to the challenging macroeconomic, consumer and competitive environments we could experience material changes to our forecasted revenues and cash flows and may experience difficulty remaining in compliance with financial covenants. We plan to continue enhancing our liquidity by selling through our inventory at appropriate retail prices and identifying and implementing additional expense savings. We are conducting a comprehensive review of our business model to identify actions that are expected to meaningfully reduce pre-tax costs and enable a more efficient and effective organization and have engaged external advisors to assist in this effort. We have a stated goal to deliver over $200.0 million in annualized cost savings by 2025 versus 2022. Specifically, these plans include $150.0 million in annualized expense reductions by 2025 versus 2022 and at least $50.0 million in gross margin expansion opportunities by leveraging efficiencies in sourcing, production and the supply chain. We have already identified and implemented $80.0 million of annualized cost reductions for fiscal 2023, and for fiscal 2024, have identified annualized cost reductions of $120.0 million including cost benefits from a recently-announced workforce reduction which is expected to generate savings of approximately $30.0 million. We believe this will result in adequate cash flows to support our ongoing operations and to meet our financial covenant requirements under the Revolving Credit Facility for at least twelve months following the date that these unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report are issued.
EXPRESS, INC. | Q2 2023 Form 10-Q | 43

To fund our normal working capital requirements, we plan to continue to utilize borrowing capacity under our Revolving Credit Facility, which was $47.5 million as of July 29, 2023. On September 6 2023, we announced that we entered into a definitive loan agreement for a $65.0 million first-in-last-out asset-based term loan in further support of expanding liquidity access. Please refer to Note 13 in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further details regarding the term loan. We currently have (and in the future may continue to have) a negative working capital balance, meaning our current liabilities exceed our current assets (including cash balances). Our current liabilities include current operating lease liabilities, for which the corresponding operating right of use assets are recorded as non-current on our unaudited Consolidated Balance Sheets. The ABL Credit Agreement contains certain affirmative and negative covenants. Refer to Note 9 in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further details regarding the Revolving Credit Facility and the ABL Credit Agreement.
Analysis of Cash Flows
A summary of cash provided by or used in operating, investing and financing activities is shown in the following table:

	Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022
	(in thousands)
Used in operating activities	$(60,800)	$(60,809)
Used in investing activities	(44,621)	(13,494)
Provided by financing activities	98,390	70,794
Decrease in cash and cash equivalents	(7,031)	(3,509)
Cash and cash equivalents at end of period	$58,581	$37,667
Operating Activities
Our business relies on cash flows from operations as our primary source of liquidity, with the majority of those cash flows being generated in the fourth quarter of the fiscal year. Our primary operating cash needs are for merchandise inventories, payroll, store rent and marketing. For both the twenty-six weeks ended July 29, 2023 and July 30, 2022, our cash flows used in operating activities were $60.8 million, respectively. The slight increase in cash flows from operating activities for the twenty-six weeks ended July 29, 2023 as compared to the same period in 2022 was primarily driven by changes in working capital and operating loss.
Investing Activities
Investing activities consists of cash outlays for acquisitions, capital expenditures and equity method investments. Net cash used in investing activities was $44.6 million for the twenty-six weeks ended July 29, 2023 compared to cash used of $13.5 million for the twenty-six weeks ended July 30, 2022. The $31.1 million decrease in cash flows from investing activities for the twenty-six weeks ended July 29, 2023 as compared to the twenty-six weeks ended July 30, 2022 was primarily driven by cash paid for the acquisition of Bonobos. Refer to Note 6 in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion regarding the acquisition.
We had capital expenditures of approximately $16.2 million for the twenty-six weeks ended July 29, 2023 and $13.5 million for the twenty-six weeks ended July 30, 2022. Our capital expenditures consisted primarily of new and remodeled store construction and fixtures and investments in information technology. The $2.7 million increase in capital expenditures for the twenty-six weeks ended July 29, 2023 was primarily driven by investments in information technology to support our strategic business initiatives. We expect capital expenditures for the remainder of fiscal year 2023 to be approximately $9.0 million, primarily driven by new and remodeled store construction and further investments in information technology.
Financing Activities
During the twenty-six weeks ended July 29, 2023, we borrowed a net additional $98.8 million under our $290.0 million Revolving Credit Facility to fund normal working capital needs as well as capital expenditures for stores, our eCommerce platform and other information technology investments.
EXPRESS, INC. | Q2 2023 Form 10-Q | 44

As of July 29, 2023, the net amount outstanding under our Revolving Credit Facility was $220.8 million, all of which is classified as long-term debt on the unaudited Consolidated Balance Sheet, and approximately $47.5 million was available for borrowing under our Revolving Credit Facility subject to certain borrowing base limitations and after outstanding letters of credit in the amount of $20.3 million, primarily related to our third party logistics contract. Refer to Note 9 of our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information on our Revolving Credit Facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK
Borrowings under our Revolving Credit Facility bears interest at variable rates. See Note 9 to our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further information on the calculation of the rates. The nature and amount of our long-term debt can be expected to vary as a result of our future business requirements, market conditions, and other factors.

As of July 29, 2023, we had approximately $220.8 million in borrowings outstanding under our Revolving Credit Facility. Based on the levels of borrowings under our Revolving Credit Facility at July 29, 2023, we estimate that a hypothetical 100 basis point increase or decrease in underlying interest rates would increase or decrease annual interest expense by approximately $2.2 million. This hypothetical analysis may differ from the actual change in interest expense due to potential changes in interest rates or gross borrowings outstanding under our Revolving Credit Facility.

With the exception of the changes in the levels of borrowings under our Revolving Credit Facility discussed in Note 9 of our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report, there have been no material changes in our quantitative and qualitative market risks from those disclosed in our Annual Report.

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

Management excluded Bonobos from its assessment of internal control over financial reporting as of July 29, 2023 because it was acquired in a business combination in the current fiscal year. Bonobos' total assets and total revenues represent approximately 7% and 9%, respectively, of our total assets and total revenues, as of the twenty-six weeks ended July 29, 2023.

EXPRESS, INC. | Q2 2023 Form 10-Q | 45

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this Quarterly Report of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 29, 2023.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
The Company is subject to various claims and contingencies arising in the normal course of its business. Except with respect to the legal proceedings set forth in Note 11 to our unaudited Consolidated Financial Statements included in Part I of this Quarterly Report and incorporated herein by reference, the Company believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company’s results of operations, financial conditions or cash flows.

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
On May 23, 2023, the Company completed the acquisition of the operating assets of the Bonobos business (the “Bonobos Assets”) for a purchase price of $25.0 million. The success of this acquisition, including the expected strategic and financial benefits, will depend, among other things, on our ability to unlock additional growth opportunities for the Bonobos brand and successfully leverage our fully integrated omnichannel operating platform to drive financial synergies and additional economies of scale. We may fail to realize the benefits of the acquisition of the Bonobos assets for a variety of reasons, including: (i) our failure to retain Bonobos’ customers, drive awareness and customer acquisition, (ii) our failure to successfully manage relationships with suppliers; (iii) our failure to fully integrate Bonobos into the Company’s omnichannel operating platform or at a cost or timeline that is greater than originally anticipated; and (iv) our failure to combine product offerings and purchase experiences efficiently and effectively. Failure to achieve the anticipated strategic and financial benefits of the Bonobos acquisition could adversely affect our results of operations, financial condition and cash flows, decrease or delay the accretive effect of the acquisition and negatively impact the price of our common stock.

We may not realize the expected financial benefits from our workforce reduction and other cost reduction actions, including within the anticipated timeline.
Our strategic initiatives include identifying and implementing actions designed to significantly reduce our pre-tax costs and to enable a more efficient and effective organization. We recently announced a goal to deliver over $200.0 million in annualized savings by 2025, which includes $150.0 million in annualized expense reductions by fiscal 2025 versus fiscal 2022 and at least $50.0 million in gross margin expansion by leveraging efficiencies in sourcing, production and the supply chain. As of this date of this report, the Company has identified and
EXPRESS, INC. | Q2 2023 Form 10-Q | 46

implemented $80.0 million of annualized cost reductions expected to be realized for fiscal 2023, and $120.0 million of annualized cost reductions expected to be realized for fiscal 2024, including annualized cost reductions of approximately $30.0 million from an August 2023 restructuring of the Company’s workforce.

We may not be able to fully implement these cost reduction actions or realize their benefits, including within the anticipated timeline, nor may we be able to identify and/or implement additional cost reductions actions and/or gross margin expansion opportunities necessary to achieve our $200.0 million annualized savings goal, including potentially as a result of factors outside of our control. In addition, the implementation of these cost reduction actions and the restructuring of the Company’s work force could have unintended consequences to us, including negatively impacting our sales as a result of lower marketing and other previously budgeted spend, management diversion, employee attrition beyond the workforce reduction, and lower employee morale among our current employees. If we are not able to fully achieve the expected financial benefits of our cost reduction actions within the anticipated timeline, we may not be able to effectively mitigate the negative impacts of the current ongoing negative macroeconomic conditions on the Company’s business, which in turn, could weaken the Company’s ability to support its ongoing operations, satisfy the financial covenants under the agreements governing its indebtedness and otherwise meet its obligations as they become due, and further, cause management to change its assessment of the Company’s ability to continue as a going concern (refer to Note 4 in our unaudited Consolidated Financial Statements included elsewhere in this Quarter Report for further discussion of management’s current assessment).

Our failure to fully realize the expected financial benefits from our cost reduction actions could also lead to the implementation of additional restructuring-related activities in the future, which could exacerbate these risks or introduce new risks which could materially adversely affect our business, financial position, liquidity and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding the purchase of shares of our common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during each month of the quarterly period ended July 29, 2023:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs(2)
	(in thousands, except per share amounts)
April 30, 2023 - May 27, 2023	0.3	$16.20	—	$34,215
May 28, 2023 - July 1, 2023	0.1	$12.78	—	$34,215
July 2, 2023 - July 29, 2023	—	$—	—	$34,215
Total	0.4		—

1.Represents shares purchased in connection with employee tax withholding obligations under the Second Amended and Restated Express, Inc. 2018 Incentive Compensation Plan.
2.On November 30, 2017, the Company announced that the Board approved a share repurchase program that authorizes the Company to repurchase up to $150.0 million of the Company’s outstanding common stock using available cash. The Company may repurchase shares on the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Exchange Act. The timing and amount of stock repurchases, if any, will depend on a variety of factors, including business and market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified, or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

EXPRESS, INC. | Q2 2023 Form 10-Q | 47

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
Insider Trading Arrangements

During the most recent fiscal quarter, none of our directors or officers subject to Section 16 of the Exchange Act adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and/or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K.
EXPRESS, INC. | Q2 2023 Form 10-Q | 48

ITEM 6. EXHIBITS.
The following exhibits are filed or furnished as part of this Quarterly Report or are incorporated herein by reference.

Exhibit Number	Exhibit Description
10.1	License Agreement, by and between Express, Inc. and WHP Investments, LLC, dated May 23, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on May 24, 2023).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

EXPRESS, INC. | Q2 2023 Form 10-Q | 49

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	September 6, 2023	EXPRESS, INC.

		By:	/s/ Jason Judd
Jason Judd
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Signatory)

EXPRESS, INC. | Q2 2023 Form 10-Q | 50