Form 10-Q
period 2023-10-28
EXPRESS, INC.
filed 2023-12-07
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission File Number 001-34742
EXPRESS, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-2828128
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Express Drive Columbus, Ohio 43230
Address of principal executive offices and Zip Code
Telephone: (614) 474-4001
Registrant’s telephone number, including area code

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock was 3,746,258 as of December 5, 2023.
EXPRESS, INC. | Q3 2023 Form 10-Q | 1

EXPRESS, INC.

EXPRESS, INC. | Q3 2023 Form 10-Q | 2

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
EXPRESS, INC. | Q3 2023 Form 10-Q | 3

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
▪our failure to maintain compliance with the continued listing requirements of the New York Stock Exchange could result in the delisting of our common stock;
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
EXPRESS, INC. | Q3 2023 Form 10-Q | 4

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS.
EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts) (Unaudited)

	October 28, 2023	January 28, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$34,643	$65,612
Receivables, net	32,136	12,374
Income tax receivable	2,439	1,462
Inventories	480,867	365,649
Prepaid royalty	18,712	59,565
Prepaid rent	5,083	7,744
Other	24,999	21,998
Total current assets	598,879	534,404

Right of Use Asset, Net	534,209	505,350

Property and Equipment	1,017,462	1,019,577
Less: accumulated depreciation	(900,482)	(886,193)
Property and equipment, net	116,980	133,384

Non-Current Income Tax Receivable	45,079	52,278
Equity Method Investment	166,210	166,106
Other Assets	6,401	6,803
TOTAL ASSETS	$1,467,758	$1,398,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term lease liability	$189,296	$189,006
Accounts payable	263,221	191,386
Deferred royalty income	3,832	19,852
Deferred revenue	39,395	35,543
Short-term debt	4,159	—
Accrued expenses	113,165	105,803
Total current liabilities	613,068	541,590

Long-Term Lease Liability	417,590	406,448
Long-Term Debt	270,513	122,000
Other Long-Term Liabilities	18,632	20,718
Total Liabilities	1,319,803	1,090,756
Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 25,000 shares authorized; 4,953 shares and 4,953 shares issued at October 28, 2023 and January 28, 2023, respectively, and 3,746 shares and 3,688 shares outstanding at October 28, 2023 and January 28, 2023, respectively	50	50
Additional paid-in capital	223,343	229,573
Retained earnings	185,120	355,736
Treasury stock – at average cost; 1,207 shares and 1,265 shares at October 28, 2023 and January 28, 2023, respectively	(260,558)	(277,790)
Total stockholders’ equity	147,955	307,569
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,467,758	$1,398,325
See Notes to Unaudited Consolidated Financial Statements.
EXPRESS, INC. | Q3 2023 Form 10-Q | 5

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts) (Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net Sales	$454,063	$434,145	$1,272,664	$1,349,849
Cost of Goods Sold, Buying and Occupancy Costs	344,546	313,528	998,985	944,031
GROSS PROFIT	109,517	120,617	273,679	405,818
Operating Expenses (Income):
Selling, general, and administrative expenses	143,645	150,090	429,084	434,461
Royalty income	(5,387)	—	(16,020)	—
Other operating expense (income), net	1	36	(957)	(443)
TOTAL OPERATING EXPENSES	138,259	150,126	412,107	434,018

OPERATING LOSS	(28,742)	(29,509)	(138,428)	(28,200)
Interest Expense, Net	6,170	4,668	12,987	11,962
Other Income, Net	—	(509)	—	(1,385)
LOSS BEFORE INCOME TAXES	(34,912)	(33,668)	(151,415)	(38,777)
Income Tax Expense	1,899	780	2,879	549
NET LOSS	$(36,811)	$(34,448)	$(154,294)	$(39,326)

COMPREHENSIVE LOSS	$(36,811)	$(34,448)	$(154,294)	$(39,326)

EARNINGS PER SHARE:
Basic	$(9.83)	$(10.09)	$(41.42)	$(11.59)
Diluted	$(9.83)	$(10.09)	$(41.42)	$(11.59)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	3,746	3,414	3,725	3,394
Diluted	3,746	3,414	3,725	3,394
See Notes to Unaudited Consolidated Financial Statements.
EXPRESS, INC. | Q3 2023 Form 10-Q | 6

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in Thousands) (Unaudited)

	Common Stock					Treasury Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	At Average Cost	Total
BALANCE, January 28, 2023	3,688	$50	$229,573	$355,736	$—	1,265	$(277,790)	$307,569
Net loss	—	—	—	(73,427)	—	—	—	(73,427)
Exercise of stock options and vesting of restricted stock units	62	—	(1,036)	(12,497)	—	(62)	13,533	—
Share-based compensation	—	—	1,871	—	—	—	—	1,871
Repurchase of common stock	(21)	—	—	—	—	21	(354)	(354)
BALANCE, April 29, 2023	3,729	$50	$230,408	$269,812	$—	1,224	$(264,611)	$235,659
Net loss	—	—	—	(44,056)	—	—	—	(44,056)
Exercise of stock options and vesting of restricted stock units	16	—	(214)	(3,321)	—	(16)	3,535	—
Share-based compensation	—	—	(5,681)	—	—	—	—	(5,681)
Repurchase of common stock	—	—	—	—	—	—	(6)	(6)
BALANCE, July 29, 2023	3,745	$50	$224,513	$222,435	$—	1,208	$(261,082)	$185,916
Net loss	—	—	—	(36,811)	—	—	—	(36,811)
Exercise of stock options and vesting of restricted stock units	2	—	(29)	(504)	—	(2)	533	—
Share-based compensation	—	—	(1,141)	—	—	—	—	(1,141)
Repurchase of common stock	(1)	—	—	—	—	1	(9)	(9)
BALANCE, October 28, 2023	3,746	$50	$223,343	$185,120	$—	1,207	$(260,558)	$147,955

	Common Stock					Treasury Stock
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	At Average Cost	Total
BALANCE, January 29, 2022	3,354	$47	$220,967	$77,093	$—	1,328	$(296,799)	$1,308
Net loss	—	—	—	(11,914)	—	—	—	(11,914)
Exercise of stock options and vesting of restricted stock units	76	—	(5,038)	(11,935)	—	(76)	16,973	—
Share-based compensation	—	—	2,393	—	—	—	—	2,393
Repurchase of common stock	(29)	—	—	—	—	29	(1,890)	(1,890)
BALANCE, April 30, 2022	3,401	$47	$218,322	$53,244	$—	1,281	$(281,716)	$(10,103)
Net income	—	—	—	7,036	—	—	—	7,036
Exercise of stock options and vesting of restricted stock units	12	—	(636)	(2,035)	—	(12)	2,671	—
Share-based compensation	—	—	2,620	—	—	—	—	2,620
Repurchase of common stock	(1)	—	—	—	—	1	(66)	(66)
BALANCE, July 30, 2022	3,412	$47	$220,306	$58,245	$—	1,270	$(279,111)	$(513)
Net loss	—	—	—	(34,448)	—	—	—	(34,448)
Exercise of stock options and vesting of restricted stock units	5	—	(123)	(925)	—	(5)	1,048	—
Share-based compensation	—	—	2,604	—	—	—	—	2,604
Repurchase of common stock	(2)	—	—	—	—	2	(44)	(44)
BALANCE, October 29, 2022	3,415	$47	$222,787	$22,872	$—	1,267	$(278,107)	$(32,401)

See Notes to Unaudited Consolidated Financial Statements.
EXPRESS, INC. | Q3 2023 Form 10-Q | 7

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands) (Unaudited)

	Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(154,294)	$(39,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,529	45,076
Loss on disposal of property and equipment	42	57
Impairment of property, equipment and lease assets	2,112	—
Share-based compensation	(4,951)	7,617
Landlord allowance amortization	(230)	(310)
Changes in operating assets and liabilities:
Receivables, net	(17,690)	(4,925)
Income tax receivable	6,222	(145)
Prepaid royalty	40,853	—
Inventories	(63,925)	(63,871)
Deferred royalty income	(16,020)	—
Accounts payable, deferred revenue, and accrued expenses	51,336	(4,865)
Other assets and liabilities	(15,351)	(35,177)
NET CASH USED IN OPERATING ACTIVITIES	(131,367)	(95,869)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23,288)	(24,340)
Acquisition, net of cash acquired	(28,300)	—
Costs related to WHP transaction	(104)	—
NET CASH USED IN INVESTING ACTIVITIES	(51,692)	(24,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under the revolving credit facility	286,250	252,000
Repayment of borrowings under the revolving credit facility	(195,606)	(143,000)
Proceeds from term loan facility	65,000	—
Repayment of borrowings under prior term loan facility	—	(3,375)
Costs incurred in connection with debt arrangements	(3,185)	—
Repurchase of common stock for tax withholding obligations	(369)	(2,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	152,090	103,625

NET DECREASE IN CASH AND CASH EQUIVALENTS	(30,969)	(16,584)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	65,612	41,176
CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,643	$24,592
See Notes to Unaudited Consolidated Financial Statements.
EXPRESS, INC. | Q3 2023 Form 10-Q | 8

EXPRESS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

EXPRESS, INC. | Q3 2023 Form 10-Q | 9

NOTE 1 | DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business Description
Express, Inc., together with its subsidiaries (“Express” or the “Company”), is a multi-brand fashion retailer. The Company operates an omnichannel platform, including both physical and online stores. The Company’s two brand-based operating segments are Express, which includes UpWest, and Bonobos.

Brand	Description
Express
Grounded in a belief that style, quality and value should all be found in one place, Express is a brand with a purpose - We Create Confidence. We Inspire Self-Expression. - powered by a styling community.

UpWest	UpWest is an apparel, accessories and home goods brand with a purpose to provide comfort for people and planet.
Bonobos	Bonobos is a menswear brand known for exceptional fit and an innovative retail model.
As of October 28, 2023, the Company operated 600 stores in the United States and Puerto Rico, the express.com online store, the Express mobile app, the bonobos.com online store and the upwest.com online store. As of October 28, 2023, the composition of Express operated stores was as follows:

Store Count
Express
Retail stores	324
Outlet stores	194
Edit stores	11
Total retail and outlet stores	529
UpWest	12
Bonobos	59
Total stores	600
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
WHP Strategic Partnership
In the fourth quarter of 2022, Express closed the strategic partnership transaction with WHP Global (“WHP”), a leading global brand management firm. The mutually transformative strategic partnership advances the Company's omnichannel platform, which is expected to drive accelerated, long-term growth through the acquisition and operation of a portfolio of brands. In connection with the closing of this transaction in January 2023, the Company and WHP also formed an intellectual property joint venture (the “Joint Venture”), intended to scale the Express brand through new domestic category licensing and international expansion opportunities. Refer to Note 5 for further discussion regarding the WHP strategic partnership.
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

EXPRESS, INC. | Q3 2023 Form 10-Q | 10

All shares of Common Stock, stock option awards and per share amounts contained in the unaudited Consolidated Financial Statements and Notes have been retroactively adjusted to reflect the 1-for-20 reverse stock split. Refer to Note 12 for further discussion regarding the reverse stock split.

Restructuring Costs
On July 14, 2023 and August 17, 2023, the company announced and implemented respective phases of a workforce reduction. During the thirty-nine weeks ended October 28, 2023, in connection with the restructuring of the Company’s work force, the Company recognized $4.7 million in restructuring and related reorganization charges with $2.7 million recorded in cost of goods sold, buying and occupancy costs and $2.0 million recorded in selling, general and administrative expense in the unaudited Consolidated Statements of Income and Comprehensive Income. The charges were primarily related to employee severance and benefit costs.

CEO Transition
The Board appointed Stewart Glendinning as President and Chief Executive Officer of the Company effective September 15, 2023, to succeed Timothy Baxter who resigned from the Company on September 6, 2023.
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

All references herein to “the third quarter of 2023” and “the third quarter of 2022” represent the thirteen weeks ended October 28, 2023 and October 29, 2022, respectively.
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
EXPRESS, INC. | Q3 2023 Form 10-Q | 11

Segment Reporting
The Company defines an operating segment on the same basis that it uses to evaluate performance internally. The Company has determined that its Chief Executive Officer is the Chief Operating Decision Maker, and that there are two brand-based operating segments: Express, which includes UpWest, and Bonobos. These operating segments have similar economic characteristics, classes of consumers, products, and production and distribution methods, operate in the same regulatory environments, and have been aggregated into one reportable segment.
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

Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.
Going Concern Assessment and Management’s Plans
The Company’s revenues, results of operations and cash flows have been materially adversely impacted by negative macroeconomic factors beginning in the third and fourth quarters of 2022 and throughout 2023. The persistently challenging macroeconomic and retail apparel environments, including reduced consumer spending and increased price sensitivity in discretionary categories, have significantly impacted the Company's performance. Net sales during the thirty-nine weeks ended October 28, 2023 decreased approximately $77.2 million compared to the thirty-nine weeks ended October 29, 2022, despite the addition of $93.0 million of Bonobos net sales. This decline, coupled with aggressive promotional activity, drove gross margin and operating loss below the Company's expectations. For the thirty-nine weeks ended October 28, 2023, the Company reported a net operating loss of $138.4 million and negative operating cash flows of $131.4 million.

As of October 28, 2023, the Company was in compliance with the financial covenants under the agreements governing its indebtedness, however, due to ongoing negative macroeconomic factors and their uncertain impacts on the Company’s business, results of operations and cash flows, the Company could experience further material decreases to net sales and operating cash flows and materially higher operating losses and may experience difficulty remaining in compliance with such covenants. Refer to Note 9 for further details regarding the terms of the ABL Credit Agreement (as defined therein), the Revolving Credit Facility provided to the Company thereunder and the FILO Term Loan.

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

Management's plans are focused on improving its results of operations, operating cash flows and liquidity through expense reduction initiatives and improved sales trends during the balance of fiscal year 2023 and fiscal year 2024. Additionally, the Company has hired a new Chief Executive Officer and is continuing to conduct a comprehensive review of its business model to identify actions that are expected to further meaningfully reduce pre-tax costs and
EXPRESS, INC. | Q3 2023 Form 10-Q | 12

enable a more efficient and effective organization and has engaged external advisors to assist in this effort. Additionally, the Company has contingency plans which would further reduce or defer additional expenses and cash outlays should its results of operations weaken beyond management’s current forecasts. On September 5, 2023, the Company entered into a definitive loan agreement for a $65.0 million first-in-last-out asset-based term loan in further support of expanding liquidity access. Based on expense saving initiatives already identified and implemented for fiscal year 2023 and fiscal year 2024, including expense savings realized to date, together with the proceeds from the new FILO Term Loan (refer to Note 9 for further details regarding the terms of the FILO Term Loan), management believes these plans are being effectively implemented and, when implemented, that it is probable they will mitigate the negative impacts of the current ongoing negative macroeconomic conditions on the Company’s business.

Consequently, management believes that cash flows from operations, together with borrowing capacity under the Revolving Credit Facility, will provide adequate cash flows to support the Company’s ongoing operations and to meet its obligations as they become due under the agreements governing its indebtedness for at least one year following the date these interim financial statements are issued.

The accompanying unaudited Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

NOTE 2 | REVENUE RECOGNITION
All revenues are recognized in net sales in the unaudited Consolidated Statements of Income and Comprehensive Income.
The following is information regarding the Company’s major product categories and sales channels:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
	(in thousands)
Apparel	$411,242	$389,338	$1,150,342	$1,207,572
Accessories and other	26,981	31,888	80,818	103,060
Other revenue	15,840	12,919	41,504	39,217
Total net sales	$454,063	$434,145	$1,272,664	$1,349,849

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
	(in thousands)
Retail	$337,180	$302,652	$926,862	$943,822
Outlet	101,043	118,574	304,298	366,810
Other revenue	15,840	12,919	41,504	39,217
Total net sales	$454,063	$434,145	$1,272,664	$1,349,849
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
EXPRESS, INC. | Q3 2023 Form 10-Q | 13

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
	(in thousands)
Beginning balance loyalty deferred revenue	$9,030	$8,754	$9,939	$10,918
Reduction in revenue/(revenue recognized)	878	462	(31)	(1,702)
Ending balance loyalty deferred revenue	$9,908	$9,216	$9,908	$9,216
Sales Returns Reserve
The Company reduces net sales and provides a reserve for projected merchandise returns based on prior experience. Merchandise returns are often resalable merchandise and are refunded by issuing the same payment tender as the original purchase. The sales returns reserve was $14.4 million and $9.0 million as of October 28, 2023 and January 28, 2023, respectively, and is included in accrued expenses on the unaudited Consolidated Balance Sheets. The asset related to projected returned merchandise is included in other assets on the unaudited Consolidated Balance Sheets.
Gift Cards
The Company sells gift cards in its stores, on its eCommerce website, and through third parties. These gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The gift card liability balance was $29.4 million and $25.6 million, as of October 28, 2023 and January 28, 2023, respectively, and is included in deferred revenue on the unaudited Consolidated Balance Sheets. As part of the acquisition of Bonobos, the Company acquired $7.5 million in gift card liability. Refer to Note 6 for further discussion regarding the acquisition. During the thirteen weeks ended October 28, 2023 and October 29, 2022, the Company recognized approximately $2.4 million and $2.9 million of revenue, respectively, that was previously included in the beginning gift card contract liability. During the thirty-nine weeks ended October 28, 2023 and October 29, 2022, the Company recognized approximately $11.3 million and $10.4 million of revenue, respectively, that was previously included in the beginning gift card contract liability. The Company recognizes revenue from gift cards when they are redeemed by the customer. The Company also recognizes income on unredeemed gift cards, referred to as “gift card breakage.” Gift card breakage is recognized proportionately using a time-based attribution method from issuance of the gift card to the time when it can be determined that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. The gift card breakage rate is based on historical redemption patterns. Gift card breakage is included within the other revenue component of net sales in the unaudited Consolidated Statements of Income and Comprehensive Income.
EXPRESS, INC. | Q3 2023 Form 10-Q | 14

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
	(in thousands)
Beginning gift card liability	$30,350	$22,753	$25,604	$25,066
Issuances and acquired	6,497	5,575	25,205	18,188
Redemptions	(6,943)	(5,601)	(19,479)	(18,923)
Gift card breakage	(480)	(561)	(1,906)	(2,165)
Ending gift card liability	$29,424	$22,166	$29,424	$22,166
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

In connection with the Card Agreement, the Bank paid the Company a $20.0 million refundable payment which the Company recognized upon receipt as deferred revenue within other long-term liabilities in the Consolidated Balance Sheets and began to recognize into income on a straight-line basis commencing January of 2018. As of October 28, 2023, the deferred revenue balance of $3.4 million will be recognized over the remaining term of the Card Agreement within the other revenue component of net sales.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
	(in thousands)
Beginning balance refundable payment liability	$4,077	$6,955	$5,516	$8,394
Recognized in revenue	(719)	(719)	(2,158)	(2,158)
Ending balance refundable payment liability	$3,358	$6,236	$3,358	$6,236

EXPRESS, INC. | Q3 2023 Form 10-Q | 15

NOTE 3 | EARNINGS PER SHARE
The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share. All shares of Common Stock in the table below have been retrospectively restated to reflect the effect of the reverse stock split:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
	(in thousands)
Weighted-average shares - basic	3,746	3,414	3,725	3,394
Dilutive effect of stock options and restricted stock units	—	—	—	—
Weighted-average shares - diluted	3,746	3,414	3,725	3,394
Equity awards representing 0.2 million shares of Common Stock were excluded from the computation of diluted earnings per share for both the thirteen and thirty-nine weeks ended October 28, 2023, respectively, as the inclusion of these awards would have been anti-dilutive. Equity awards representing 0.2 million and 0.3 million shares of Common Stock were excluded from the computation of diluted earnings per share for the thirteen and thirty-nine weeks ended October 29, 2022, respectively, as the inclusion of these awards would have been anti-dilutive.
Additionally, for the thirteen weeks ended October 28, 2023, equity awards representing 0.2 million shares of Common Stock were excluded from the computation of diluted weighted average shares because the number of shares of Common Stock that will ultimately be issued is contingent on the Company’s performance compared to pre-established performance goals which had not been achieved as of October 28, 2023.

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
Financial Assets
The following table presents the Company's financial assets, recorded in cash and cash equivalents on the unaudited Consolidated Balance Sheets, measured at fair value on a recurring basis as of October 28, 2023 and January 28, 2023, aggregated by the level in the fair value hierarchy.
EXPRESS, INC. | Q3 2023 Form 10-Q | 16

October 28, 2023
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
The carrying amounts reflected on the unaudited Consolidated Balance Sheets for the remaining cash, cash equivalents, receivables, prepaid expenses, and payables as of October 28, 2023 and January 28, 2023 approximated their fair values. The equity method investment is reflected at cost and is the result of a market participant transaction with WHP whereby the Company received proceeds of $260.0 million and a 40% ownership interest in the Joint Venture in exchange for contributing certain intellectual property to the Joint Venture.
The Company reviews its equity method investment by comparing its fair value to its carrying value. If the carrying value of the investment exceeds its fair value and the loss in value is other than temporary, the investment is considered impaired and reduced to fair value, and the impairment is recognized in the period identified. Factors providing evidence of such a loss include changes in the investee's operations or financial condition, significant continuing losses, significant negative economic conditions or a significant decrease in the market value. Impairment charges are recorded in other expense (income), net in the unaudited Consolidated Statements of Income and Comprehensive Income. During the thirteen and thirty-nine weeks ended October 28, 2023, there were no impairment charges recorded related to equity method investments.
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
EXPRESS, INC. | Q3 2023 Form 10-Q | 17

Impairment charges are recorded in cost of goods sold, buying and occupancy costs in the unaudited Consolidated Statements of Income and Comprehensive Income.

During the thirteen and thirty-nine weeks ended October 28, 2023 and October 29, 2022, the Company recognized impairment charges as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
	(in thousands)
Right of use asset impairment	$812	$—	$1,221	$—
Property and equipment asset impairment	304	—	891	—
Total asset impairment	$1,116	$—	$2,112	$—

NOTE 5 | EQUITY METHOD INVESTMENT
The following table is a summary of the Company’s equity method investment with WHP:

	% of Ownership	Balance Sheet Location	October 28, 2023
			(in thousands)
EXP Topco, LLC	40%	Equity Method Investment	$166,210
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
EXPRESS, INC. | Q3 2023 Form 10-Q | 18

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

During the thirteen and thirty-nine weeks ended October 28, 2023, the Company recognized $5.4 million and $16.0 million of royalty income, respectively, from the Joint Venture, which is recorded in royalty income in the unaudited Consolidated Statements of Income and Comprehensive Income.
Summary Financial Information for Equity Method Investment
Summarized financial information related to the Company's equity method investment on a one-month lag is reflected below:

	Thirteen Weeks Ended October 28, 2023[1]	Thirty-Nine Weeks Ended October 28, 2023[1]
	(in thousands)
Revenue	$15,920	$43,643
Gross profit	15,920	43,643
Operating expenses	7,163	19,553
Interest income	(50)	(64)
Income before taxes	8,807	24,154
Net income	$8,455	$23,188
Income attributable to the equity method investment	$5,387	$16,020
1.Reflects a one-month lag
EXPRESS, INC. | Q3 2023 Form 10-Q | 19

October 28, 2023[1]
(in thousands)
Current assets	$8,651
Non-current assets	407,011
Total assets	$415,662
Current liabilities	21,073
Non-current liabilities	—
Total liabilities	$21,073
Equity method investment	$166,210
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
The acquisition method permits the Company a period of time after the acquisition date during which the Company may adjust the provisional amounts recognized in a business combination. This period of time is referred to as the “measurement period”. The measurement period provides an acquirer with a reasonable time, generally not to exceed one year, to obtain the information necessary to identify and measure the assets acquired and liabilities assumed. If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the Company reports in its consolidated financial statements provisional amounts for the items for which the accounting is incomplete. Accordingly, the Company is required to recognize adjustments to the provisional amounts in the reporting period in which the adjustments to the provisional amounts are determined. Thus, the Company would adjust its consolidated financial statements as needed as a result of the change to the provisional amounts calculated as if the accounting had been completed at the acquisition date.
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

Bonobos Asset Acquisition
On May 23, 2023, the Company completed the acquisition of the operating assets and liabilities of Bonobos, a menswear brand known for exceptional fit and an innovative retail model, for total cash consideration of approximately $28.3 million, which represents (i) the $25.0 million purchase price, plus (ii) $2.0 million of certain customary adjustments related to net working capital and $1.3 million of prepaid rent expense. The acquisition was funded with borrowings under the Revolving Credit Facility described in Note 9. The acquisition is intended to provide the following strategic and financial benefits:
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
EXPRESS, INC. | Q3 2023 Form 10-Q | 20

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
During the thirty-nine weeks ended October 28, 2023, the Company incurred $5.0 million of acquisition-related and integration costs in connection with the acquisition of Bonobos, which was included in selling, general and
EXPRESS, INC. | Q3 2023 Form 10-Q | 21

administrative expenses in the unaudited Consolidated Statements of Income and Comprehensive Income and are included in pro forma earnings.
Pro Forma Financial Information (unaudited)
The aggregate net sales and net income of Bonobos was $52.1 million and $2.1 million for the thirteen weeks ended October 28, 2023, respectively. The aggregate net sales and net income of Bonobos was $93.0 million and $4.4 million for the thirty-nine weeks ended October 28, 2023, respectively. The following financial information presents the Company's consolidated results as if the acquisition had occurred on January 30, 2022:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
	(in thousands)
Net sales	$454,063	$487,109	$1,341,684	$1,490,613
Net loss	$(36,811)	$(34,476)	$(160,559)	$(46,419)
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

The Company evaluates whether deferred tax assets are realizable on a quarterly basis. The Company considers all available positive and negative evidence, including past operating results and expectations of future operating income. Accordingly, the Company maintains a valuation allowance against the amount of deferred tax assets not expected to be realized as of October 28, 2023.

The Company’s effective tax rate was (5.4)% and (2.3)% for the thirteen weeks ended October 28, 2023 and October 29, 2022, respectively. The effective tax rate for the thirteen weeks ended October 28, 2023 reflects the impact of the Company's 2022 tax return filing, the corresponding effects to a refund claim made under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), and the recording of an additional valuation allowance against the Company's current year losses. The effective tax rate for the thirteen weeks ended October 29, 2022 reflects the impact of non-deductible executive compensation and the recording of an additional valuation allowance against the Company's deferred tax assets.

The Company’s effective tax rate was (1.9)% and (1.4)% for the thirty-nine weeks ended October 28, 2023 and October 29, 2022, respectively. The effective tax rate for the thirty-nine weeks ended October 28, 2023 reflects the impact of the Company's 2022 tax return filing, the corresponding effects to a refund claim made under the CARES Act, and the recording of an additional valuation allowance against the Company's current year losses. The effective tax rate for the thirty-nine weeks ended October 29, 2022 reflects the impact of non-deductible executive compensation and the recording of an additional valuation allowance against the Company's current year losses.

The Company's unaudited Consolidated Balance Sheets as of October 28, 2023 and January 28, 2023 reflect $45.1 million and $52.3 million of income tax receivable related to a refund claim made under the CARES Act, respectively.

EXPRESS, INC. | Q3 2023 Form 10-Q | 22

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

Supplemental cash flow information related to leases is as follows:

	Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$191,318	$189,587
Right of use assets obtained in exchange for operating lease liabilities	$156,087	$39,958

NOTE 9 | DEBT
The following table summarizes the Company's outstanding debt as of the dates indicated:

	October 28, 2023	January 28, 2023
	(in thousands)
Revolving Credit Facility	$212,731	$122,000
FILO Term Loan	65,000	—
Total outstanding borrowings	277,731	122,000
Less: unamortized debt issuance costs	(3,059)	—
Total debt, net	274,672	122,000
Less: current portion of long-term debt	4,159	—
Total long-term debt, net	$270,513	$122,000

Outstanding letters of credit	$20,082	$19,636
EXPRESS, INC. | Q3 2023 Form 10-Q | 23

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

On September 5, 2023, the Loan Parties entered into a Fifth Amendment to the ABL Credit Agreement, which, among other things, permitted the entry by the Loan Parties into the Term Loan Agreement (defined below) on a second-priority basis to the Revolving Credit Facility.

Amounts borrowed under the Revolving Credit Facility are subject to a borrowing base which is calculated based on specified percentages of eligible inventory, credit card receivables and cash, less certain reserves. Commitment reductions and termination of the Revolving Credit Facility prior to the maturity date is permitted, subject in certain instances to a prepayment fee. As of October 28, 2023, the interest rate on the approximately $212.7 million in outstanding borrowings under the Revolving Credit Facility was approximately 8.0%.

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
As of October 28, 2023, the Company had approximately $212.7 million in borrowings outstanding under the Revolving Credit Facility and approximately $21.7 million remained available for borrowing under the Revolving Credit Facility as of such date after giving effect to outstanding letters of credit in the amount of $20.1 million and subject to certain borrowing base limitations as further discussed above. The fair value of the outstanding borrowings under the Revolving Credit Facility is estimated using Level 2 inputs and at October 28, 2023 and January 28, 2023 was $201.5 million and $115.0 million, respectively.
FILO Term Loan
On September 5, 2023, the Company, the Borrower and certain other direct or indirect, wholly-owned subsidiaries of the Company (collectively, the “Loan Parties”) entered into an asset-based term loan agreement (the “Term Loan
EXPRESS, INC. | Q3 2023 Form 10-Q | 24

Agreement”) with ReStore Capital LLC, as administrative agent, collateral agent and lender, and the other lenders from time to time party thereto. The Term Loan Agreement provides the Borrower with a $65.0 million “first-in, last-out” term loan (the “FILO Term Loan”). The Borrower received $32.5 million in gross proceeds upon entering into the Term Loan Agreement, with the remaining $32.5 million principal amount from the FILO Term Loan received on September 13, 2023. The net proceeds of the FILO Term Loan were used to pay down outstanding borrowings under the ABL Credit Agreement without corresponding commitment reductions.

The FILO Term Loan will mature on the earlier of (a) November 26, 2027 and (b) the date of termination of the commitments under the ABL Credit Agreement. The FILO Term Loan will bear interest at a variable rate based on the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 10.00%.

The FILO Term Loan Agreement requires the Borrower to maintain certain financial covenants and also contains customary affirmative and negative covenants and events of default. Obligations under the Term Loan Agreement are guaranteed by the Loan Parties (other than the Borrower) and secured by a second priority lien on substantially all personal property of the Loan Parties, including cash, accounts receivable, and inventory, and share the same collateral as the Revolving Credit Facility.

As of October 28, 2023, the aggregate outstanding principal amount of the FILO Term Loan was $65.0 million. The fair value of the $65.0 million aggregate outstanding principal amount of the FILO Term Loan at October 28, 2023 was $40.2 million.

Amounts borrowed under the FILO Term Loan will be repaid in quarterly installments, commencing with the first day of the fiscal quarter beginning on October 29, 2023, in the principal amount of $0.7 million, and thereafter, on the first day of each fiscal quarter in the principal amount of $1.2 million. All remaining principal amount of the FILO Term Loan, together with all accrued and unpaid interest, is due on the Maturity Date. Voluntary prepayment of the FILO Term Loan is permitted at any time upon proper notice, subject to a prepayment fee prior to the third anniversary of the closing date. Principal amounts repaid or prepaid under the FILO Term Loan may not be reborrowed.

Amounts borrowed under the FILO Term Loan bear interest at a variable rate indexed to the SOFR plus a pricing margin of 10.0% per annum. Interest is payable monthly in arrears and due on the first day of each calendar month. As of October 28, 2023, the interest rate on the outstanding principal balance of the FILO Term Loan was 15.4%.

The Term Loan Agreement requires the Borrower to maintain minimum excess availability of at least the greater of (i) $25.0 million or (ii) 10.0% of the sum of (x) the Revolving Credit Facility loan cap (calculated without giving effect to the pushdown reserve under the Term Loan Agreement) plus (y) the lesser of (A) the outstanding principal balance of the FILO Term Loan and (B) a term loan borrowing base based on specified percentages of eligible inventory and credit card receivables. In addition, the Term Loan Agreement contains customary affirmative and negative covenants, including those which (subject to certain exceptions and dollar thresholds) limit the Loan Parties’ ability to incur additional indebtedness or liens; issue negative pledges or guarantees; make investments or loans; engage in asset sales, mergers, acquisitions; prepay other debt; make distributions, pay dividends or repurchase capital stock; engage in transactions with affiliates; and engage in any line of business not related to their current line of business.

The Term Loan Agreement also includes customary events of default that include, among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross-default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults, structural defaults under the loan documents and a change of control default. The occurrence of an event of default could result in the acceleration of the obligations under the Term Loan Agreement. Under certain circumstances, a default interest rate will apply on any amount payable under the Term Loan Agreement during the existence of an event of default at a per annum rate equal to 3.0% above the otherwise then applicable interest rate.

All obligations under the Term Loan Agreement are guaranteed by the Loan Parties (other than the Borrower) and secured by a second priority lien on substantially all personal property of the Loan Parties, including cash, accounts receivable, and inventory, and share the same collateral as the Revolving Credit Facility.

The Company recorded deferred financing costs associated with the issuance of the FILO Term Loan. The unamortized balance of such deferred costs was $3.1 million as of October 28, 2023. These costs will be amortized over the respective contractual terms of the Term Loan Agreement or written off ratably as the outstanding principal
EXPRESS, INC. | Q3 2023 Form 10-Q | 25

balance under the FILO Term Loan is extinguished. The aggregate outstanding principal amount of the FILO Term Loan is presented on the Consolidated Balance Sheets, net of the unamortized fees.

Letters of Credit
From time to time, the Company may enter into various trade letters of credit ("trade LCs") in favor of certain vendors to secure merchandise. These trade LCs are issued for a defined period of time, for specific shipments, and generally expire three weeks after the merchandise shipment date. As of October 28, 2023 and January 28, 2023, there were no outstanding trade LCs. Additionally, the Company enters into stand-by letters of credit ("stand-by LCs") on an as-needed basis to secure payment obligations for third party logistic services, merchandise purchases, and other general and administrative expenses. As of October 28, 2023 and January 28, 2023, outstanding stand-by LCs totaled $20.1 million and $19.6 million, respectively.

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
Long-Term Incentive Compensation
The following summarizes long-term incentive compensation expense:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
	(in thousands)
Restricted stock units	$23	$1,015	$869	$3,292
Stock options	—	88	161	263
Performance-based restricted stock units	(1,164)	1,501	(5,981)	4,062
Total share-based compensation	$(1,141)	$2,604	$(4,951)	$7,617
Cash-settled awards	785	3,449	6,286	9,594
Total long-term incentive compensation	$(356)	$6,053	$1,335	$17,211
The stock compensation related income tax benefit, excluding consideration of valuation allowances, recognized by the Company during the thirteen weeks ended October 28, 2023 was $0.1 million. The stock compensation related income tax benefit, excluding consideration of valuation allowances, recognized by the Company during the thirty-nine weeks ended October 28, 2023 was $4.2 million. The stock compensation related income tax benefit, excluding consideration of valuation allowances, recognized by the Company during the thirteen and thirty-nine weeks ended October 29, 2022 was $0.1 million and $3.0 million, respectively.
The valuation allowance associated with the tax benefit for the thirteen weeks ended October 28, 2023 was $0.1 million. The valuation allowance associated with the tax benefit for the thirty-nine weeks ended October 28, 2023 was $4.2 million. The valuation allowances associated with these tax benefits were $0.1 million and $3.0 million for the thirteen and thirty-nine weeks ended October 29, 2022, respectively.
Equity Awards
Restricted Stock Units
During the thirty-nine weeks ended October 28, 2023, the Company granted restricted stock units (“RSUs”) under the Second Amended and Restated Express, Inc. 2018 Incentive Compensation Plan (the "Plan"). The fair value of RSUs is generally determined based on the Company’s closing stock price on the day prior to the grant date in accordance with the Plan. The RSUs granted generally vest ratably over one to three years and the expense related to these RSUs is recognized using the straight-line attribution method over this vesting period.

EXPRESS, INC. | Q3 2023 Form 10-Q | 26

The Company’s activity with respect to RSUs for the thirty-nine weeks ended October 28, 2023 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value Per Share
	(in thousands, except per share amounts)
Unvested - January 28, 2023	87	$45.38
Granted	1	$22.80
Vested	(80)	$44.01
Forfeited	(6)	$59.98
Unvested - October 28, 2023	2	$57.91
The total fair value of RSUs that vested during the thirty-nine weeks ended October 28, 2023 and October 29, 2022 was $3.5 million and $5.2 million, respectively. As of October 28, 2023, there was approximately $0.1 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a remaining weighted-average period of approximately 1.1 years.

Stock Options
The Company’s activity with respect to stock options during the thirty-nine weeks ended October 28, 2023 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding - January 28, 2023	143	$96.86
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(6)	$335.40
Outstanding - October 28, 2023	137	$87.47	5.2	$—
Expected to vest at October 28, 2023	—	$—	0	$—
Exercisable at October 28, 2023	137	$87.47	5.2	$—
As of October 28, 2023, there was no unrecognized compensation expense related to stock options.

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

During the thirteen weeks ended October 28, 2023, as a material inducement to accept employment with the Company, the Company granted its new Chief Executive Officer an award consisting of 0.15 million performance-based RSUs. The RSUs will become eligible to vest (with a maximum payout of 200% of target) on the last day of fiscal year 2026 based on the Company’s average stock price performance, relative to a pre-determined goal,
EXPRESS, INC. | Q3 2023 Form 10-Q | 27

during the period between the grant date and the last day of fiscal year 2026. A Monte Carlo valuation model was used to determine the fair value of the inducement award. Because the stock price performance condition is a market condition, the fair value the award is measured and fixed at the grant date and is not revised based on actual performance during the performance period.

As of October 28, 2023, $0.3 million of total unrecognized compensation cost is expected to be recognized on outstanding performance-based RSUs over a remaining weighted-average period of 3.3 years.

Cash-Settled Awards
Time-Based Cash-Settled Awards
During the thirty-nine weeks ended October 28, 2023, the Company granted time-based cash-settled awards to employees that vest ratably over three years. These awards are classified as liabilities and do not vary based on changes in the Company's stock price or financial performance. The expense related to these awards will be accrued using a straight-line method over this vesting period. As of October 28, 2023, $9.8 million of total unrecognized compensation cost is expected to be recognized on outstanding cash-settled awards over a remaining weighted-average period of 1.4 years.

Performance-Based Cash-Settled Awards
During the thirty-nine weeks ended October 28, 2023, the Company granted performance-based cash-settled awards to a limited number of senior executive-level employees. These awards are classified as liabilities, are valued based on the fair value of the award at the grant date and are remeasured at each reporting date until settlement with compensation expense being recognized in proportion to the completed requisite service period up until date of settlement. The amount of cash earned ranges between 0% and 200% of the target amount depending upon performance achieved over a three-year performance period commencing on the first day of the Company’s 2023 fiscal year and ending on the last day of the Company’s 2025 fiscal year. The performance conditions of the award include Adjusted EBITDA targets and the Company's TSR relative to a select group of peer companies. The fair value of the awards will change based on estimates of the Company’s Adjusted EBITDA performance in relation to the pre-established targets. A Monte Carlo valuation model was used to determine the fair value of the awards. As of October 28, 2023, $1.3 million of total unrecognized compensation cost is expected to be recognized on outstanding performance-based cash-settled awards over a remaining weighted-average period of 2.5 years.

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

On January 29, 2019, Mr. Jorge Chacon filed a second representative action in the Superior Court for the State of California for the County of Orange alleging violations of California state wage and hour statutes and other labor standard violations, which was removed to federal court by the Company. The lawsuit sought unspecified monetary damages and attorneys' fees. In June 2021, a portion of Mr. Chacon’s claims in this action were certified as a class action. The plaintiff and the Company both filed Motions for Summary Judgment on February 28, 2022.

EXPRESS, INC. | Q3 2023 Form 10-Q | 28

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

Any legal proceedings are subject to inherent uncertainties, and the Company’s view of these matters and their potential effects may change in the future. In accordance with applicable accounting standards, the Company establishes an accrued liability for loss contingencies related to legal proceedings when the loss is both probable and reasonably estimable. As of October 28, 2023, the Company's unaudited Consolidated Balance Sheet includes an estimated liability based on its best estimate of the outcome of the unresolved matters.

NOTE 12 | STOCKHOLDERS' EQUITY
Share Repurchase Program
On November 28, 2017, the Company's Board of Directors ("Board") approved a share repurchase program that authorizes the Company to repurchase up to $150.0 million of Common Stock using available cash (the "Repurchase Program"). The Company may repurchase shares on the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Exchange Act of 1934, as amended (the "Exchange Act"). The timing and amount of stock repurchases will depend on a variety of factors, including business and market conditions as well as corporate and regulatory considerations. The Repurchase Program may be suspended, modified, or discontinued at any time and the Company has no obligation to repurchase any amount of Common Stock under the program. During the thirteen and thirty-nine weeks ended October 28, 2023 and October 29, 2022, the Company did not repurchase any shares of Common Stock. As of October 28, 2023, the Company had approximately $34.2 million remaining under this Board authorization.

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

Shares of the Common Stock began trading on a split-adjusted basis at market open on August 31, 2023. Shares of the Common Stock continue to trade on New York Stock Exchange ("NYSE") under the symbol “EXPR” with the CUSIP number, 30219E 202. Based on the resulting increase in the per share trading price of the Common Stock following the implementation of the reverse stock split, on September 11, 2023, the Company was notified that it had regained compliance with the minimum price criteria set forth in the continued listing standards of the NYSE. The $0.01 par value per share of Common Stock and any other rights associated the Common Stock were not affected by the reverse stock split.

All shares of Common Stock, stock option awards and per share amounts in the accompanying unaudited Consolidated Financial Statements and related Notes have been retrospectively restated to reflect the effect of the reverse stock split.

Preferred shares outstanding were not affected by the reverse stock split and as such, those shares have not been adjusted.

EXPRESS, INC. | Q3 2023 Form 10-Q | 29

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

All references herein to “the third quarter of 2023” and “the third quarter of 2022” represent the thirteen weeks ended October 28, 2023 and October 29, 2022, respectively.

Our management's discussion and analysis of financial condition and results of operations is presented in the following sections:

\

OVERVIEW
Express is a multi-brand fashion retailer. We operate an omnichannel platform, including both physical and online stores. Our two brand-based operating segments are Express, which includes UpWest, and Bonobos. We operate 600 stores in the United States and Puerto Rico, the express.com online store, the Express mobile app, the bonobos.com online store and the upwest.com online store.

Brand	Description
Express
Grounded in a belief that style, quality and value should all be found in one place, Express is a brand with a purpose - We Create Confidence. We Inspire Self-Expression. - powered by a styling community.

UpWest	UpWest is an apparel, accessories and home goods brand with a purpose to provide comfort for people and planet.
Bonobos	Bonobos is a menswear brand known for exceptional fit and an innovative retail model.
Acquisition
On May 23, 2023, we completed the acquisition of the operating assets of Bonobos. The acquisition is intended to provide the following strategic and financial benefits:
•We plan to unlock additional growth for the Bonobos brand by leveraging its strength in men’s to address underpenetrated categories, and its strength in marketing to drive greater awareness and customer acquisition
•Bonobos expands our brand portfolio, accelerating our sales growth and profitability
•We expect to leverage our fully integrated omnichannel operating platform to drive financial efficiencies, operational synergies and additional economies of scale across Production & Sourcing, Logistics, Real Estate, Technology, and other areas of its existing and new businesses
EXPRESS, INC. | Q3 2023 Form 10-Q | 30

Refer to Note 6 included elsewhere in this Quarterly Report for further discussion regarding the acquisition.

WHP Strategic Partnership
On January 25, 2023, we closed the strategic partnership transaction with WHP Global ("WHP"), a leading global brand management firm. Pursuant to the transaction, WHP acquired 5.4 million newly issued shares of our common stock at a purchase price of $4.60 per share, or $25.0 million in the aggregate, representing approximately 7.4% of our outstanding shares of Common Stock, on a pro forma basis, as of the closing of the transaction. The mutually transformative strategic partnership advances our omnichannel platform, which is expected to drive accelerated, long-term growth through the acquisition and operation of a portfolio of brands. The Company and WHP also formed a Joint Venture valued at approximately $400.0 million, with WHP committing $235.0 million to the Joint Venture for 60% ownership of the Joint Venture and the Company contributing certain intellectual property in exchange for 40% ownership of the Joint Venture. The Joint Venture is intended to scale the Express brand through new domestic category licensing and international expansion opportunities. Refer to Note 5 included elsewhere in this Quarterly Report for further discussion regarding the WHP strategic partnership.

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

CEO Transition
Our Board appointed Stewart Glendinning as President and Chief Executive Officer of the Company effective September 15, 2023, to succeed Timothy Baxter who resigned from the Company on September 6, 2023.

\

BUSINESS TRENDS
Macroeconomic Outlook
The macroeconomic environment in which we operate remains uncertain as a result of numerous factors, including inflationary pressures, higher interest rates, declines in consumer spending behavior and aggressive promotional activity. Given uncertainty related to the impact of ongoing negative macroeconomic factors and their impact on our business, results of operations and cash flows, we are implementing plans to mitigate these adverse conditions, including actions to reduce expenses and improve the operating efficiency of our business, including identifying and implementing significant additional expense savings.

We have hired a new Chief Executive Officer and are continuing to conduct a comprehensive review of our business model to identify actions that are expected to further meaningfully reduce pre-tax costs and enable a more efficient and effective organization and have engaged external advisors to assist in this effort. We are reiterating our stated goal to deliver over $200 million in annualized savings by 2025 versus 2022.
We are reiterating that we will realize $80 million of cost reductions for fiscal year 2023 versus fiscal year 2022. In the third quarter of 2023, we delivered $30 million of expense savings from reductions in our marketing and store labor costs, as well as a reduction in force in our corporate office that was implemented in August.

In addition, we are reiterating $120 million in annualized expense reductions for fiscal year 2024 versus fiscal year 2022 have been identified and implemented, which are inclusive of the savings effectuated for fiscal year 2023. We are also aggressively pursuing at least $50 million in gross margin expansion opportunities by leveraging efficiencies in sourcing, production and the supply chain.

EXPRESS, INC. | Q3 2023 Form 10-Q | 31

The continued effect of these macroeconomic conditions may impact mid-term and longer-term consumer discretionary spending behavior and the promotional landscape in which we operate. We believe that these macroeconomic and other factors have contributed to the slowdown in demand that we have experienced in our business over the last several fiscal quarters and could result in further material decreases to net sales and operating cash flows and materially higher operating losses.
For additional information regarding risks related to these related operational and industry risks, see “Item 1A. Risk Factors: Operational and Industry Risk Factors” in our Annual Report.

FINANCIAL DETAILS FOR THE THIRD QUARTER OF 2023

•Consolidated net sales increased 5% to $454.1 million, including $52.1 million of Bonobos net sales, from $434.1 million in the third quarter of 2022
•Consolidated comparable sales decreased 6% compared to the third quarter of 2022
•Comparable retail sales (includes both retail stores and eCommerce sales) decreased 4% compared to the third quarter of 2022
•Comparable outlet sales decreased 13% compared to the third quarter of 2022
•Consolidated gross margin was 24.1% of net sales compared to 27.8% of net sales in last year's third quarter, a decrease of approximately 370 basis points
•Consolidated operating loss was $28.7 million compared to operating loss of $29.5 million in the third quarter of 2022
•Consolidated net loss was $36.8 million, or a loss of $9.83 per diluted share, compared to net loss of $34.4 million, or $10.09 per diluted share, in the third quarter of 2022
Key Performance Metrics
The following charts show key performance metrics for the third quarter of 2023 compared to the third quarter of 2022.

THIRD QUARTER UPDATE & OUTLOOK
We are focused on transforming Express to return to profitability and create long-term shareholder value guided by a refined corporate strategy, inclusive of the following four key areas:
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

EXPRESS, INC. | Q3 2023 Form 10-Q | 32

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

During the third quarter of 2023, we continued to take corrective actions designed to address the three most significant challenges we have faced. First, poor results in our women’s business due to imbalances across the assortment. Second, challenging comparable sales in our men’s business and outlet stores as we lap record top-and bottom-line performances in 2022 as well as traffic softness in both retail and outlet stores. And third, the ongoing consumer environment for the Express brand remaining highly competitive.

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

Execution
We have hired a new Chief Executive Officer and are continuing to conduct a comprehensive review of our business model to identify further actions to meaningfully reduce pre-tax costs and enable a more efficient and effective organization and have engaged external advisors to assist in this effort. We are reiterating our stated goal to deliver over $200 million in annualized savings by 2025 versus 2022.
We are reiterating that we will realize $80 million of cost reductions for fiscal year 2023 versus fiscal year 2022. In the third quarter of 2023, we delivered $30 million of expense savings from reductions in our marketing and store labor costs, as well as a reduction in force in our corporate office that was implemented in August.

In addition, we are reiterating $120 million in annualized expense reductions for fiscal year 2024 versus fiscal year 2022 have been identified and implemented, which are inclusive of the savings effectuated for fiscal year 2023. We are also aggressively pursuing at least $50 million in gross margin expansion opportunities by leveraging efficiencies in sourcing, production and the supply chain.

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

EXPRESS, INC. | Q3 2023 Form 10-Q | 33

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

Accelerate Growth and Profitability Through Our Strategic Partnership with WHP
The third component of our new corporate strategy is to accelerate our growth and profitability through our strategic partnership with WHP through domestic non-core category and international licensing opportunities. In May 2023, we and WHP completed our joint acquisition of Bonobos, with Express acquiring the operating assets (and assuming the related liabilities) of the Bonobos business and licensing the intellectual property acquired by WHP for the operation of the Bonobos business in the U.S. Bonobos launched in 2007 as a digitally native menswear brand and quickly became known for exceptional fit and an innovative guide shop retail model. We intend to build upon Bonobos' strengths in eCommerce, marketing and customer loyalty, leverage our expertise in product design and merchandising and omnichannel retail, and unlock additional growth for Bonobos by extending the brand into underpenetrated categories. We also plan to grow Bonobos through WHP's expertise in licensing and international distribution. Bonobos sales exceeded our expectations during the third quarter of 2023 and delivered operating income accretive to our total. We expect it to be accretive to operating income and to deliver positive free cash flow for the full year 2023. Bonobos is a good example of the highly disciplined financial approach we intend to take with any future acquisition and represents a significant growth opportunity for Express.

Operate with Financial Discipline
The fourth component of our new corporate strategy is operating with financial discipline. We plan to build upon a foundation of strong, rigorous financial discipline and redesign the financial architecture of our Company to create a more agile expense framework that will allow us to be more flexible in a dynamic macroeconomic environment.

EXPRESS, INC. | Q3 2023 Form 10-Q | 34

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

Comparable Sales
Description
Comparable sales is a measure of the amount of sales generated in a period relative to the amount of sales generated in the comparable prior year period. Comparable sales for the third quarter of 2023 was calculated using the thirteen weeks ended October 28, 2023 as compared to the thirteen weeks ended October 29, 2022.

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
EXPRESS, INC. | Q3 2023 Form 10-Q | 35

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
EXPRESS, INC. | Q3 2023 Form 10-Q | 36

RESULTS OF OPERATIONS
The Third Quarter of 2023 compared to the Third Quarter of 2022
The financial results of Bonobos have been included in our results from the closing date of the acquisition on May 23, 2023.
Store Activity
The following table shows store activity for the stated periods:

	Thirteen Weeks Ended October 28, 2023					Thirteen Weeks Ended October 29, 2022
	Retail[1]	Outlet	UpWest	Bonobos[3]	Total	Retail[2]	Outlet	UpWest	Total
Beginning stores	336	194	11	60	601	348	202	14	564
New stores	—	1	1	—	2	4	—	1	5
Closed stores	(1)	(1)	—	(1)	(3)	(1)	—	(2)	(3)
Ending stores	335	194	12	59	600	351	202	13	566
Gross square footage at end of period (in thousands)					4,549				4,683
1.As of October 28, 2023, ending retail store count includes 11 Express Edit stores
2.As of October 29, 2022, ending retail store count includes 9 Express Edit stores
3.Bonobos stores were acquired on May 23, 2023
Net Sales
The following table shows net sales and comparable sales for the stated periods:

	Thirteen Weeks Ended
	October 28, 2023	October 29, 2022
Express	$401,971	$434,145
Bonobos	52,092	—
Net sales (in thousands)	$454,063	$434,145
Dollar change compared to prior year	$19,918
Percentage change compared to prior year	4.6%
Consolidated comparable retail sales	(4)%	(11)%
Consolidated comparable outlet sales	(13)%	—%
Total consolidated comparable sales percentage change	(6)%	(8)%
Net sales in the third quarter of 2023 increased approximately $19.9 million as compared to the third quarter of 2022 due to the addition of Bonobos sales. The decrease in Express sales was primarily attributable to challenging comparable sales in our men's business against the backdrop of record performance in 2022. This was coupled with traffic softness in both retail and outlet stores along with the ongoing consumer environment for the Express brand remaining highly competitive with increased promotional activity. We continue to face challenges with the Express brand including declines in our customer file and store traffic. This was driven by missteps in our merchandise strategy where we were out of balance across categories, price points and wearing occasions. The misalignment between our assortment architectures and customer demand significantly impacted our sales.
EXPRESS, INC. | Q3 2023 Form 10-Q | 37

Gross Profit
The following table shows cost of goods sold, buying and occupancy costs, gross profit in dollars, and gross margin percentage for the stated periods:

	Thirteen Weeks Ended
	October 28, 2023	October 29, 2022
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$344,546	$313,528
Gross profit	$109,517	$120,617
Gross margin percentage	24.1%	27.8%
Dollar change compared to prior year	$(11,100)
The 370 basis point decrease in gross margin percentage, or gross profit as a percentage of net sales, in the third quarter of 2023 as compared to the third quarter of 2022 was comprised of a decrease in merchandise margin of 440 basis points and a decrease in buying and occupancy costs as a percentage of net sales of 70 basis points. The decrease in merchandise margin was primarily driven by increased promotional activity and 370 basis points of royalty expense related to the Joint Venture. Buying and occupancy was positively impacted by the Bonobos acquisition. In addition, buying and occupancy was also impacted by $1.1 million due to an impairment charge of certain long-lived store related assets and right of use assets. Refer to Note 4 in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion regarding the impairment charges.
Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses ("SG&A") in dollars and as a percentage of net sales for the stated periods:

	Thirteen Weeks Ended
	October 28, 2023	October 29, 2022
	(in thousands, except percentages)
Selling, general, and administrative expenses	$143,645	$150,090
Selling, general, and administrative expenses, as a percentage of net sales	31.6%	34.6%
Dollar change compared to prior year	$(6,445)
The $6.4 million decrease in SG&A in the third quarter of 2023 as compared to the third quarter of 2022 was primarily driven by our expense savings initiatives, including reductions in marketing spend, store labor costs, and a reduction in force in our corporate office that was implemented during the third quarter of 2023, as well as lower long-term incentive compensation.
Royalty Income
The following table shows royalty income in dollars and as a percentage of net sales for the stated periods:

	Thirteen Weeks Ended
	October 28, 2023	October 29, 2022
	(in thousands, except percentages)
Royalty income	$(5,387)	$—
Royalty income, as a percentage of net sales	(1.2)%	—%
Dollar change compared to prior year	$(5,387)
The $5.4 million increase in royalty income in the third quarter of 2023 as compared to third quarter of 2022 was due to our share of equity income associated with our equity investment with WHP. Refer to Note 5 in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion of our equity investment.
EXPRESS, INC. | Q3 2023 Form 10-Q | 38

Interest Expense, Net
The following table shows interest expense in dollars and as a percentage of net sales for the stated periods:

	Thirteen Weeks Ended
	October 28, 2023	October 29, 2022
	(in thousands, except percentages)
Interest expense, net	$6,170	$4,668
Interest expense, as a percentage of net sales	1.4%	1.1%
Dollar change compared to prior year	$1,502
The $1.5 million increase in interest expense in the third quarter of 2023 as compared to the third quarter of 2022 was the result of higher aggregate amounts borrowed and higher variable interest rates on our outstanding indebtedness. Refer to Note 9 in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion regarding our debt instruments.
Income Tax Expense
The following table shows income tax expense in dollars and as a percentage of net sales for the stated periods:

	Thirteen Weeks Ended
	October 28, 2023	October 29, 2022
	(in thousands, except percentages)
Income tax expense	$1,899	$780
Income tax expense, as a percentage of net sales	0.4%	0.2%
Dollar change compared to prior year	$1,119
The effective tax rate was (5.4)% and (2.3)% for the third quarter of 2023 and third quarter of 2022, respectively. The effective tax rate for the third quarter of 2023 reflects the impact of our 2022 tax return filing, the corresponding effects to a refund claim made under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and the recording of an additional valuation allowance against our current year losses. The effective tax rate for the third quarter of 2022 reflects the impact of non-deductible executive compensation and the recording of an additional valuation allowance against our fiscal year 2022 losses.

EXPRESS, INC. | Q3 2023 Form 10-Q | 39

The Thirty-Nine Weeks Ended October 28, 2023 compared to the Thirty-Nine Weeks Ended October 29, 2022
The financial results of Bonobos have been included in our results from the closing date of the acquisition on May 23, 2023.

Store Activity
The following table shows store activity for the stated periods:

	Thirty-Nine Weeks Ended October 28, 2023					Thirty-Nine Weeks Ended October 29, 2022
	Retail[1]	Outlet	UpWest	Bonobos[3]	Total	Retail[2]	Outlet	UpWest	Total
Beginning stores	342	198	13	0	553	351	203	7	561
New stores	1	1	2	60	64	5	—	8	13
Closed stores	(8)	(5)	(3)	(1)	(17)	(5)	(1)	(2)	(8)
Ending stores	335	194	12	59	600	351	202	13	566
Gross square footage at end of period (in thousands)					4,549				4,683
1.As of October 28, 2023, ending retail store count includes 11 Express Edit stores
2.As of October 29, 2022, ending retail store count includes 9 Express Edit stores
3.Bonobos stores were acquired on May 23, 2023
Net Sales
The following table shows net sales and comparable sales for the stated periods:

	Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022
Express	$1,179,644	$1,349,849
Bonobos	93,020	—
Net sales (in thousands)	$1,272,664	$1,349,849
Dollar change compared to prior year	$(77,185)
Percentage change compared to prior year	(5.7)%
Consolidated comparable retail sales	(10)%	5%
Consolidated comparable outlet sales	(16)%	9%
Total consolidated comparable sales percentage change	(12)%	6%
Net sales for the thirty-nine weeks ended October 28, 2023 decreased approximately $77.2 million as compared to the thirty-nine weeks ended October 29, 2022, partially offset by sales from the addition of Bonobos. The decrease in Express sales was primarily attributable to challenging comparable sales in both our women's and men's business. This was driven by traffic softness in both retail and outlet stores along with reduced consumer spending, increased price sensitivity in discretionary categories and aggressive promotional activity across the industry that began in fiscal year 2022 and persisted throughout fiscal year 2023 to date. We continue to face challenges with the Express brand including declines in our customer file and store traffic, driven by missteps in our merchandise strategy where we were out of balance across categories, price points and wearing occasions. The misalignment between our assortment architectures and customer demand significantly impacted our sales.
EXPRESS, INC. | Q3 2023 Form 10-Q | 40

Gross Profit
The following table shows cost of goods sold, buying and occupancy costs, gross profit in dollars, and gross margin percentage for the stated periods:

	Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$998,985	$944,031
Gross profit	$273,679	$405,818
Gross margin percentage	21.5%	30.1%
Dollar change compared to prior year	$(132,139)
The 860 basis point decrease in gross margin percentage, or gross profit as a percentage of net sales, for the thirty-nine weeks ended October 28, 2023 compared to the thirty-nine weeks ended October 29, 2022 was comprised of a decrease in merchandise margin of 660 basis points and an increase in buying and occupancy costs as a percentage of net sales of 200 basis points. The decrease in merchandise margin was primarily driven by the challenging macroeconomic and highly promotional retail environment as well as 350 basis points of royalty expense related to the Joint Venture. Buying and occupancy deleveraged due to the decline in comparable sales. In addition, buying and occupancy was also impacted by $2.7 million of severance charges related to our restructuring and $2.1 million due to an impairment charge of certain long-lived store related assets and right of use assets. Refer to Note 4 in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion regarding the impairment charges.
Selling, General, and Administrative Expenses
The following table shows SG&A in dollars and as a percentage of net sales for the stated periods:

	Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022
	(in thousands, except percentages)
Selling, general, and administrative expenses	$429,084	$434,461
Selling, general, and administrative expenses, as a percentage of net sales	33.7%	32.2%
Dollar change compared to prior year	$(5,377)
The $5.4 million decrease in SG&A for the thirty-nine weeks ended October 28, 2023 as compared to the thirty-nine weeks ended October 29, 2022 was primarily driven by our expense savings initiatives, including reductions in marketing spend, store labor costs, and a reduction in force in our corporate office that was implemented during the third quarter of 2023, as well as lower long-term incentive compensation. This was partially offset by the consolidation of Bonobos, as well as acquisition-related and integration costs incurred in connection with the acquisition and severance charges related to our restructuring.
Royalty Income
The following table shows royalty income in dollars and as a percentage of net sales for the stated periods:

	Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022
	(in thousands, except percentages)
Royalty income	$(16,020)	$—
Royalty income, as a percentage of net sales	(1.3)%	—%
Dollar change compared to prior year	$(16,020)
The $16.0 million increase in royalty income during the thirty-nine weeks ended October 28, 2023 as compared to thirty-nine weeks ended October 29, 2022 was due to our share of equity income associated with our equity
EXPRESS, INC. | Q3 2023 Form 10-Q | 41

investment with WHP. Refer to Note 5 in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion of our equity investment.
Interest Expense, Net
The following table shows interest expense in dollars and as a percentage of net sales for the stated periods:

	Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022
	(in thousands, except percentages)
Interest expense, net	$12,987	$11,962
Interest expense, as a percentage of net sales	1.0%	0.9%
Dollar change compared to prior year	$1,025
The $1.0 million increase in interest expense for the thirty-nine weeks ended October 28, 2023 as compared to the thirty-nine weeks ended October 29, 2022 was the result of higher aggregate amounts borrowed and higher variable interest rates on our outstanding indebtedness. Refer to Note 9 in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion regarding our debt instruments.
Income Tax Expense
The following table shows income tax expense in dollars and as a percentage of net sales for the stated periods:

	Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022
	(in thousands, except percentages)
Income tax expense	$2,879	$549
Income tax expense, as a percentage of net sales	0.2%	—%
Dollar change compared to prior year	$2,330
The effective tax rate was (1.9)% and (1.4)% for the thirty-nine weeks ended October 28, 2023 and October 29, 2022, respectively. The effective tax rate for the thirty-nine weeks ended October 28, 2023 reflects the impact of our 2022 tax return filing, the corresponding effects to a refund claim made under the CARES Act, and the recording of an additional valuation allowance against our current year losses. The effective tax rate for the thirty-nine weeks ended October 29, 2022 reflects the impact of non-deductible executive compensation and the recording of an additional valuation allowance against our fiscal year 2022 losses.
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
EXPRESS, INC. | Q3 2023 Form 10-Q | 42

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

	Thirty-Nine Weeks Ended October 28, 2023
(in thousands, except per share amounts)	Operating Loss	Income Tax Impact(a)	Net Loss	Diluted Earnings per Share	Weighted Average Diluted Shares Outstanding(e)
Reported GAAP Measure	$(138,428)		$(154,294)	$(41.42)	3,725
Impact of restructuring(b)	4,658	—	4,658	1.25
Acquisition-related and integration costs(c)	4,595	—	4,595	1.23
Impairment of property, equipment and lease assets(d)	996	—	996	0.27
Adjusted Non-GAAP Measure	$(128,179)		$(144,045)	$(38.67)
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
e.Share amount reflects the Company’s 1-for-20 reverse stock split which was effected after the close of market on August 30, 2023.

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
EXPRESS, INC. | Q3 2023 Form 10-Q | 43

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net loss	$(36,811)	$(34,448)	$(154,294)	$(39,326)
Interest expense, net	6,170	4,668	12,987	11,962
Income tax expense	1,899	780	2,879	549
Depreciation and amortization	11,679	14,550	40,800	43,763
EBITDA (Non-GAAP Measure)	$(17,063)	$(14,450)	$(97,628)	$16,948

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

Based upon the sales and results of operations seen during the thirty-nine weeks ended October 28, 2023, and expense reduction and other measures planned and taken to date, we were in compliance with the financial covenants under the Revolving Credit Facility and FILO Term Loan as of October 28, 2023. However, due to the uncertainty related to the challenging macroeconomic, consumer and competitive environments we could experience material changes to our forecasted revenues and cash flows and may experience difficulty remaining in compliance with financial covenants. We plan to continue enhancing our liquidity by selling through our inventory at appropriate retail prices and identifying and implementing additional expense savings.
We have hired a new Chief Executive Officer and are continuing to conduct a comprehensive review of our business model to identify actions that are expected to further meaningfully reduce pre-tax costs and enable a more efficient and effective organization and have engaged external advisors to assist in this effort. We are reiterating our stated goal to deliver over $200 million in annualized savings by 2025 versus 2022.
We are reiterating that we will realize $80 million of cost reductions for fiscal year 2023 versus fiscal year 2022. In the third quarter of 2023, we delivered $30 million of expense savings from reductions in our marketing and store labor costs, as well as a reduction in force in our corporate office that was implemented in August.
In addition, we are reiterating $120 million in annualized expense reductions for fiscal year 2024 versus fiscal year 2022 have been identified and implemented, which are inclusive of the savings effectuated for fiscal year 2023. We are also aggressively pursuing at least $50 million in gross margin expansion opportunities by leveraging efficiencies in sourcing, production and the supply chain.
We believe this will provide adequate cash flows to support our ongoing operations and to meet our financial covenant requirements under the Revolving Credit Facility for at least twelve months following the date that these unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report are issued.
To fund our normal working capital requirements, we plan to continue to utilize available borrowing capacity under the Revolving Credit Facility, which was $21.7 million as of October 28, 2023. On September 5, 2023, we entered into a definitive loan agreement for a $65.0 million first-in-last-out asset-based term loan in further support of expanding liquidity access. Please refer to Note 9 in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further details regarding the term loan. We currently have (and in the future may continue to have) a negative working capital balance, meaning our current liabilities exceed our current assets (including cash balances). Our current liabilities include current operating lease liabilities, for which the corresponding operating right of use assets are recorded as non-current on our unaudited Consolidated Balance Sheets. The ABL Credit Agreement contains certain affirmative and negative covenants. Refer to Note 9 in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further details regarding the Revolving Credit Facility and the ABL Credit Agreement.
EXPRESS, INC. | Q3 2023 Form 10-Q | 44

Analysis of Cash Flows
A summary of cash provided by or used in operating, investing and financing activities is shown in the following table:

	Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022
	(in thousands)
Used in operating activities	$(131,367)	$(95,869)
Used in investing activities	(51,692)	(24,340)
Provided by financing activities	152,090	103,625
Decrease in cash and cash equivalents	(30,969)	(16,584)
Cash and cash equivalents at end of period	$34,643	$24,592
Operating Activities
Our business relies on cash flows from operations as our primary source of liquidity, with the majority of those cash flows being generated in the fourth quarter of the fiscal year. Our primary operating cash needs are for merchandise inventories, payroll, store rent and marketing. For the thirty-nine weeks ended October 28, 2023, our cash flows used in operating activities were $131.4 million compared to cash used of $95.9 million for the thirty-nine weeks ended October 29, 2022. The $35.5 million decrease in cash flows from operating activities for the thirty-nine weeks ended October 28, 2023 as compared to the same period in 2022 was primarily driven by changes in working capital and operating loss.
Investing Activities
Investing activities consists of cash outlays for acquisitions, capital expenditures and equity method investments. Net cash used in investing activities was $51.7 million for the thirty-nine weeks ended October 28, 2023 compared to cash used of $24.3 million for the thirty-nine weeks ended October 29, 2022. The $27.4 million decrease in cash flows from investing activities for the thirty-nine weeks ended October 28, 2023 as compared to the same period in 2022 was primarily driven by cash paid for the acquisition of Bonobos. Refer to Note 6 in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion regarding the acquisition.
We had capital expenditures of approximately $23.3 million for the thirty-nine weeks ended October 28, 2023 and $24.3 million for the thirty-nine weeks ended October 29, 2022. Our capital expenditures consisted primarily of new and remodeled store construction and fixtures and investments in information technology. The $1.1 million decrease in capital expenditures for the thirty-nine weeks ended October 28, 2023 as compared to the same period in 2022 was primarily driven by intentional reductions in our capital expenditures in response to our business results and redeployment of capital to fund the Bonobos transaction and to support our cost reduction initiatives. We expect capital expenditures for the remainder of fiscal year 2023 to be approximately $2.0 million, primarily driven by new and remodeled store construction and further investments in information technology.
Financing Activities
Debt Arrangements
During the thirty-nine weeks ended October 28, 2023, we borrowed a net additional $90.6 million under the Revolving Credit Facility to fund normal working capital needs as well as capital expenditures for stores, our eCommerce platform and other information technology investments. In addition, during that period, we received $65.0 million in net proceeds from the FILO Term Loan.
As of October 28, 2023, the net aggregate principal amount outstanding under our debt arrangements was $274.7 million, of which $4.2 million was classified as short-term debt and $270.5 million was classified as long-term debt on the unaudited Consolidated Balance Sheet, net of unamortized costs, and approximately $21.7 million was available for additional borrowing under the Revolving Credit Facility subject to certain borrowing base limitations and after giving effect to outstanding letters of credit in the aggregate amount of $20.1 million, primarily related to a third party logistics contract. Refer to Note 9 of our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information on the Revolving Credit Facility and FILO Term Loan.

EXPRESS, INC. | Q3 2023 Form 10-Q | 45

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK
Outstanding borrowings under the Revolving Credit Facility and FILO Term Loan bear interest at variable rates. See Note 9 to our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further information on the calculation of the rates. The nature and amount of our long-term debt can be expected to vary as a result of our future business requirements, market conditions, and other factors.

As of October 28, 2023, we had approximately $212.7 million in borrowings outstanding under our Revolving Credit Facility and $65.0 million in aggregate outstanding principal amount under the FILO Term Loan. Based on our debt balances at October 28, 2023, we estimate that a hypothetical 100 basis point increase or decrease in underlying interest rates would increase or decrease annual interest expense by approximately $2.8 million. This hypothetical analysis may differ from the actual change in interest expense due to potential changes in the reference interest rates applicable to each debt instrument or aggregate outstanding principal amount under the Revolving Credit Facility and the FILO Term Loan.

With the exception of the changes in the levels of outstanding borrowings under the Revolving Credit Facility and the FILO Term Loan, discussed in Note 9 of our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report, there have been no material changes in our quantitative and qualitative market risks from those disclosed in our Annual Report.

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

Management plans to exclude Bonobos from its assessment of internal control over financial reporting as of February 3, 2024 because it was acquired in a business combination in the current fiscal year. Bonobos' total assets and total revenues both represent approximately 7%, respectively, of our total assets and total revenues, as of and for the thirty-nine weeks ended October 28, 2023.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this Quarterly Report of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 28, 2023.
EXPRESS, INC. | Q3 2023 Form 10-Q | 46

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our strategic initiatives include identifying and implementing actions designed to significantly reduce our pre-tax costs and to enable a more efficient and effective organization. We recently announced a goal to deliver over $200.0 million in annualized savings by 2025, which includes $150.0 million in annualized expense reductions by fiscal year 2025 versus fiscal year 2022 and at least $50.0 million in gross margin expansion by leveraging efficiencies in sourcing, production and the supply chain. As of this date of this report, the Company has identified and implemented $80.0 million of annualized cost reductions expected to be realized for fiscal year 2023, and $120.0 million of annualized cost reductions expected to be realized for fiscal year 2024, compared to fiscal year 2022, including annualized cost reductions of approximately $30.0 million from an August 2023 restructuring of the Company’s workforce.

EXPRESS, INC. | Q3 2023 Form 10-Q | 47

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding the purchase of shares of our common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during each month of the quarterly period ended October 28, 2023:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs(2)
	(in thousands, except per share amounts)
July 30, 2023 - August 26, 2023	0.3	$15.20	—	$34,215
August 27, 2023 - September 30, 2023	0.4	$9.74	—	$34,215
October 1, 2023 - October 28, 2023	0.1	$8.40	—	$34,215
Total	0.8		—

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

EXPRESS, INC. | Q3 2023 Form 10-Q | 48

ITEM 5. OTHER INFORMATION.
Insider Trading Arrangements

During the most recent fiscal quarter, none of our directors or officers subject to Section 16 of the Exchange Act adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and/or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
EXPRESS, INC. | Q3 2023 Form 10-Q | 49

ITEM 6. EXHIBITS.
The following exhibits are filed or furnished as part of this Quarterly Report or are incorporated herein by reference.

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Express, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8, filed with the SEC on July 14, 2010).
3.2	Certificate of Amendment of Certificate of Incorporation of Express, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on June 11, 2013).
3.3	Certificate of Amendment of Certificate of Incorporation of Express, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on September 1, 2023).
10.1	Term Loan Agreement, by and among Express, Inc., Express, LLC, certain other direct or indirect, wholly-owned subsidiaries of Express, Inc., ReStore Capital LLC, as administrative agent, collateral agent and lender, and the other lenders from time to time party thereto, dated as of September 5, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on September 6, 2023).
10.2	Fifth Amendment to Second Amended and Restated Asset-Based Loan Credit Agreement, by and among Express, Inc., Express, LLC, certain other direct or indirect, wholly-owned subsidiaries of Express, Inc., Wells Fargo Bank, National Association, as administrative agent and collateral agent, and the lenders party thereto, dated as of September 5, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on September 6, 2023).
10.3	Separation Agreement, dated as of September 11, 2023, by and between Express, Inc., Express, LLC and Timothy Baxter (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on September 11, 2023).
10.4	Employment Agreement, dated September 6, 2023, by and among Express, Inc., Express, LLC and Stewart Glendinning (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on September 11, 2023).
10.5	Form of Employment Inducement Award Agreement (Performance-Based Restricted Stock Units) (incorporated by reference to Exhibit 99.1 to the Form S-8, filed with the SEC on October 11, 2023).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

EXPRESS, INC. | Q3 2023 Form 10-Q | 50

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	December 7, 2023	EXPRESS, INC.

		By:	/s/ Mark Still
Mark Still
Senior Vice President, Interim Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Signatory)

EXPRESS, INC. | Q3 2023 Form 10-Q | 51