Form 10-K
period 2024-02-03
EXP OldCo Winddown, Inc.
filed 2024-12-31
CIK 1483510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-34742
EXP OldCo Winddown, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-2828128
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Express Drive Columbus, Ohio	43230
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (614) 474-4001
 Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None1
1.On April 24, 2024, the registrant filed a Form 15 pursuant to Rule 12g-4(a)(1) under the Act to terminate the registration of its common stock, $.01 par value per share, under Section 12(g) of the Act. As provided under Rule 12g-4(a)(1), the termination of registration took effect on July 23, 2024, which was 90 days after the registrant’s required certification to the Securities and Exchange Commission on Form 15.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
Aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of July 29, 2023: $51,795,927.
The number of outstanding shares of the registrant's common stock was 3,746,725 as of December 30, 2024.
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 1

EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 2

INTRODUCTORY NOTE
On April 22, 2024 (the “Petition Date”), EXP OldCo Winddown, Inc. (f/k/a Express, Inc., the “Company”) and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions to commence proceedings under chapter 11 (the “Chapter 11 Cases”) of title 11 of the United States Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Chapter 11 Cases are being jointly administered under the caption “In re: Express, Inc., et al.” (Case No. 24-10831). On December 17, 2024, the Bankruptcy Court confirmed a joint plan of reorganization (the “Plan”). Pursuant to the Plan, proceeds from the going-concern-sale transaction (as further described in Part II, Item 7 below) (the "Sale Transaction") and the disposition of the Debtors’ remaining assets will be distributed to eligible claim holders, in order of priority, after which each of the Debtors’ estates will be wound down. The Company anticipates that the Plan will go effective on or about December 31, 2024. As of the date of this Annual Report on Form 10-K (“Form 10-K”), the Company and other Debtors no longer have any operations, other than those relating to the wind-down process provided in the Plan.

After the Petition Date, and following the filing of post-effective amendments to outstanding registration statements to remove unsold securities, the Company filed a Form 15 with the U.S. Securities and Exchange Commission (the "SEC") to terminate the registration of the Company’s common stock, par value $0.01 per share (the “Common Stock”) under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and to suspend its duty to file reports pursuant to Section 15(d)(1) of the Exchange Act for fiscal year 2024 because the Company had less than 300 holders of record of its Common Stock (and no holders of any other class of securities registered under the Securities Act of 1933, as amended (the “Securities Act”)). The Company is filing this Form 10-K solely to comply with its obligation to file all reports required to be filed with the SEC not filed prior to the filing of the Form 15. This is the last report that the Company anticipates filing with the SEC.

On May 6, 2024, the Company filed a NT 10-K on Form 12b-25 with the SEC wherein the Company disclosed it was unable to timely file, without unreasonable effort and expense, the Form 10-K as a result of the considerable time and resources the Company’s management was devoting to the Chapter 11 Cases and the need to prepare and review the disclosures required in the Form 10-K. The Company is herein filing the Form 10-K now that all of the required procedures and processes to prepare and review such disclosures have been completed.

Except as otherwise specifically stated in this Form 10-K, the description and disclosures presented herein reflect the Company’s business as previously operated as of February 3, 2024 (the last day of the Company’s 2023 fiscal year), prior to the filing of the Chapter 11 Cases. Following the consummation of the Sale Transaction, the Company no longer had any operations, other than those relating to the completion of the Chapter 11 process and the wind-down process provided in the Plan.

As a “smaller reporting company” as defined in Regulation S-K under the Securities Act, the Company has elected to avail itself of the scaled disclosure obligations available to smaller reporting companies.

CAUTIONARY NOTE REGARDING THE COMPANY’S COMMON STOCK
The Company cautions that trading in its Common Stock during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. Trading prices for the Company’s Common Stock may bear little or no relationship to the actual recovery, if any, by holders of the Company’s Common Stock in the Chapter 11 Cases. As provided in the Plan, all existing equity interests in the Company (including shares of its Common Stock) will be cancelled and extinguished, with stockholders receiving no recovery on account of their shares of Common Stock. Accordingly, stockholders will experience a complete loss on their investment under the Plan.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Form 10-K are forward-looking statements. Forward-looking statements in this Form 10-K may include, for example, our current expectations and projections relating to the outcome and timing of the Chapter 11 Cases, including the effectiveness of the Plan. You can identify forward-looking statements by the fact that they do
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 3

not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “potential, ” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely,” “continue to,” and other words and terms of similar meaning. These statements are not guarantees and are subject to risks, uncertainties, and changes in circumstances that are difficult to predict, and significant contingencies, many of which are beyond the Company’s control.

Many factors could cause the Company’s actual results to differ materially and adversely from any of these forward-looking statements. Among these factors are: risks and uncertainties associated with the Chapter 11 Cases, including a potential delay with respect to the Plan’s effectiveness; the Debtors’ ability to efficiently conduct the wind-down process contemplated by the Plan; the effects of the Chapter 11 process on the interests of various constituents and financial stakeholders including the amount of their recovery, if any, in the Chapter 11 Cases; the outcome of any known and unknown litigation and regulatory proceedings; compliance with laws and regulations; and other risks and uncertainties outside of the Debtors’ control . We caution you not to place undue reliance on these forward-looking statements. We do not undertake any obligation to make any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, except as required by law.
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 4

PART I
ITEM 1. BUSINESS.
In this Form 10-K, "Express", "we", "us", "the Company", and "our" refer to EXP OldCo Winddown, Inc. (f/k/a Express, Inc.) and its consolidated subsidiaries as a combined entity except where the context requires otherwise.

Except as otherwise specifically stated herein, the description of the Company’s business contained herein reflects the Company’s business as previously operated as of February 3, 2024 (the last day of the Company’s 2023 fiscal year), prior to the filing of the Chapter 11 Cases on April 22, 2024. Currently, the Company’s operations are limited to winding down its business. The Company anticipates that there be no assets available for distribution to the Company’s stockholders. As provided in the Plan, all existing equity interests in the Company (including shares of its Common Stock) will be cancelled and extinguished, with stockholders receiving no recovery on account of their shares of Common Stock.

The Company’s fiscal year ends on the Saturday closest to January 31. This typically results in a fifty-two-week year, but occasionally gives rise to an additional week, resulting in a fifty-three-week year. All references herein to the Company's fiscal years are as follows:

Fiscal Year	Year Ended	Number of Weeks
2023	February 3, 2024	53
2022	January 28, 2023	52

GENERAL
The Company was formed on June 10, 2008. The Company previously operated as a multi-brand fashion retailer with an omnichannel platform, including both physical and online stores. Its two brand-based operating segments were Express, which included UpWest, and Bonobos.

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
As of February 3, 2024, we operated 589 stores in the United States and Puerto Rico, including 192 factory outlet stores. Our stores were located primarily in high-traffic shopping malls, lifestyle centers, outlet centers, and street locations, and average approximately 7,600 gross square feet. We also sold our products through the express.com online store, the Express mobile app, the bonobos.com online store and the upwest.com online store and franchisees who operated Express locations in Latin America pursuant to franchise agreements. Our 2023 merchandise sales were comprised of 93% apparel and 7% accessories and other and 53% women's and 47% men's. As of February 3, 2024, the composition of Express operated stores was as follows:

Store Count
Express
Retail stores	326
Outlet stores	192
Total retail and outlet stores	518
UpWest	12
Bonobos	59
Total stores	589
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 5

As of the date of this Form 10-K, there are no Express operated stores.
Bonobos Acquisition
On May 23, 2023, we completed the acquisition of the operating assets of Bonobos. Refer to Note 5 to our Consolidated Financial Statements included elsewhere in this Form 10-K for further discussion regarding the acquisition.

WHP Strategic Partnership
On January 25, 2023, we closed a strategic partnership transaction with WHP Global ("WHP"), a leading global brand management firm. Pursuant to the transaction, WHP acquired 5.4 million newly issued shares of our Common Stock at a purchase price of $4.60 per share, or $25.0 million in the aggregate, representing approximately 7.4% of our outstanding shares of our Common Stock, on a pro forma basis, as of the closing of the transaction. The Company and WHP also formed EXP Topco, LLC, an intellectual property joint venture (the "Joint Venture") valued at approximately $400.0 million, with WHP committing $235.0 million to the Joint Venture for 60% ownership of the Joint Venture and the Company contributing certain intellectual property in exchange for 40% ownership of the Joint Venture. Refer to Note 4 to our Consolidated Financial Statements included elsewhere in this Form 10-K for further discussion regarding the WHP partnership.

COMPETITION AND COMPETITIVE STRENGTHS
The apparel retail market is highly competitive. Prior to the Sale Transaction, we competed with other omni-channel retailers that engage in the retail sale of women's and men's apparel, accessories, and similar merchandise. We competed on the basis of a combination of factors, including, among others, style, breadth, quality, and price of merchandise offered, in-store and online customer experience, and brand image.

OUR PRODUCTS
When we previously conducted retail operations prior to the filing of the Chapter 11 Cases, the majority of our apparel designs were created by our in-house design team. We established a design and merchandising philosophy called the Express Edit that supported our brand promise: “to edit the best of now for real life versatility”. Below are the four ideas that defined the Express Edit merchandising philosophy:

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
◦Accessories are a fashion entry point and an add-on to an outfit at an opening price point
We planned our product assortments and displayed them in our stores and online in a coordinated manner to encourage our customers to purchase items that can be worn in multiple ways for multiple wearing occasions.

OMNICHANNEL CUSTOMER EXPERIENCE
Like our customers, we viewed retail as an omnichannel experience that seamlessly integrated our stores and online channels.
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 6

Our stores were at the core of our omnichannel platform. We designed our stores to create a distinctive and engaging shopping environment and project our image of Express as a fashion authority. Our stores featured a vibrant and youthful look, bright signage and popular music. Our stores were constructed and finished to allow us to efficiently shift merchandise displays throughout the year as seasons dictate.

Similar to our stores, our eCommerce capabilities were focused on creating an engaging and easy shopping experience that supports a vibrant fashion consumer, whether on a mobile device, tablet or desktop, with a particular focus on the mobile experience.

SOURCING
Our Sourcing Methods
We utilized a broad base of manufacturers located throughout the world. We did not own or operate any manufacturing facilities and, as a result, contracted with third-party vendors for the production of all of our merchandise. We purchased both apparel and accessories through buying agents and directly from vendors. In exchange for a commission, our buying agents identify suitable vendors and coordinate our purchasing requirements with vendors by placing orders for merchandise on our behalf, facilitating the timely delivery of goods to us, obtaining samples of merchandise produced in factories, inspecting finished merchandise, and carrying out vendor compliance monitoring and administrative communications on our behalf.

We purchased the majority of our merchandise outside of the United States through arrangements with approximately 45 vendors utilizing approximately 200 manufacturing facilities located in approximately 20 countries throughout the world, primarily in Asia. The top five countries from which we sourced our merchandise in 2023 were Vietnam, China, Indonesia, India and Bangladesh, based on total cost of merchandise purchased. The top 10 manufacturing facilities, based on cost, supplied approximately 29% of our merchandise in 2023. We purchased merchandise using purchase orders, and therefore were not subject to long-term production contracts with any vendors, manufacturers, or buying agents.
Quality Assurance and Compliance Monitoring
Each supplier, factory, and subcontractor that manufactured our merchandise was required to adhere to our Code of Vendor Conduct and certain other purchasing terms and conditions, including those related to product quality. This was designed to ensure that each of our suppliers' operations were conducted in a legal, ethical, and responsible manner. Our Code of Vendor Conduct required that each of our suppliers provided minimum wages and benefits, limited working hours, complied with all laws, including environmental laws, and provided a safe and healthy work environment. It also forbid the use of child labor or forced labor and prohibited unauthorized subcontracting. We monitored compliance through third parties who conducted regular factory audits on our behalf as well as through our buying agents.

DISTRIBUTION
As of February 3, 2024, we utilized three facilities for the distribution of our product as follows:

Location	Owned & Operated By:
Columbus, Ohio (Primarily serves Express store and eCommerce operations)	Third-Party
Richwood, Kentucky (Primarily serves Express eCommerce operations)	Third-Party
Florence, New Jersey (Serves only Bonobos store and eCommerce operations)	Third-Party
Virtually all of the merchandise sold in our Express stores and on our website was first received and processed at a central distribution facility in Columbus, Ohio. From there, merchandise allocated to be sold in stores was shipped to our stores and merchandise to be sold online direct-to-consumer was shipped to a distribution facility in Richwood, Kentucky (the "Richwood Facility"). Merchandise was typically shipped to such stores and to the Richwood Facility via third-party delivery services multiple times per week, thereby providing them with a steady flow of inventory. The third-party who operated the Richwood Facility was responsible for fulfilling the majority of the orders placed through
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 7

our website and shipping the merchandise directly to customers or to stores for pickup, via third-party delivery services. In addition, certain retail stores had the ability to ship select online merchandise directly to our customers.

All of the merchandise sold in our Bonobos stores and on our website was received and processed at a central distribution facility in Florence, New Jersey (the "Florence Facility"). From there, merchandise allocated to be sold in stores was shipped to our stores and merchandise to be sold online direct-to-consumer is shipped directly to them. The third-party who operated the Florence Facility was responsible for fulfilling the majority of the orders placed through our website and shipping the merchandise directly to customers, via third-party delivery services.

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
Intellectual Property License Agreement
In connection with the strategic partnership with WHP, we entered into an Intellectual Property License Agreement (the “License Agreement”) with the Joint Venture. The License Agreement provided us with an exclusive license in the United States to the intellectual property we contributed pursuant to the membership interest purchase agreement entered into by and among the Company, WHP and Express LLC, a wholly owned subsidiary of the Company (the “Membership Interest Purchase Agreement”) and certain other intellectual property. The initial term of the License Agreement was 10 years, and the License Agreement automatically renewed for successive renewal terms of 10 years (unless we provided notice of non-renewal at least 24 months prior to the end of the initial or applicable renewal term). Except for our right not to renew the License Agreement, the License Agreement was not terminable by either party. Pursuant to the License Agreement, we were required to pay actual royalties at a rate of (i) 3.25% of net sales arising from retail sales of certain licensed goods in the first through the fifth contract years (and 3.5% thereafter), and (ii) 8% of net sales arising from wholesale sales of such goods. Cash earnings in the Joint Venture were distributed quarterly to both the Company and WHP on a pro rata basis. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 2, Note 4 and Note 9 to our Consolidated Financial Statements included elsewhere in this Form 10-K for further discussion.

REGULATION AND LEGISLATION
We are subject to labor and employment laws and regulations, including minimum wage requirements; intellectual property laws; consumer protection laws and regulations, including those governing advertising and promotions, privacy, and product safety; laws and regulations with respect to the operation of our stores and business generally, including the Foreign Corrupt Practices Act; and laws and regulations that apply as a result of being a public company, including rules that obligated us to make certain public disclosures and file periodic reports with the SEC (which had been applicable prior to the Company suspending its duty to file periodic reports with the SEC on April 24, 2024). In addition, we are subject to United States customs laws and similar laws of other countries associated with the import and export of merchandise.

On December 17, 2024, we reached a settlement with the SEC in connection with its finding, following the Company’s self-reporting to the SEC, that the Company failed to disclose certain perquisites and personal benefits provided to the Company’s former chief executive officer for fiscal years 2019, 2020 and 2021. Without admitting or denying the SEC’s findings, the Company agreed to a cease and desist order. No civil penalties were imposed based in part upon the Company’s self-reporting of the failure to disclose the referenced perquisites and its cooperation with the SEC’s investigation.

EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 8

EMPLOYEES
As of February 3, 2024, we employed approximately 10,000 associates, approximately 30% of which were full-time.

ITEM 1A. RISK FACTORS.
As a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act, we are not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 1C. CYBERSECURITY.
Except as otherwise specifically stated therein, the description of the Company’s cybersecurity risk management program set forth is as of February 3, 2024 (the last day of the Company’s 2023 fiscal year), which was prior to the completion of the Sale Transaction. Although our Board of Directors (the “Board”) still oversees cybersecurity risks, due to limited resources and personnel following the Sale Transaction, we currently no longer have in place the cybersecurity risk management program and governance structure described below, which may make us susceptible to heightened cybersecurity risks.

RISK MANAGEMENT AND STRATEGY
Cybersecurity risk management is an integral part of our enterprise risk management strategy, which is overseen by the Board. Cybersecurity is critical to maintaining the trust of our customers and business partners, and we are committed to protecting our and their confidential and sensitive information and to mitigating cybersecurity risks that impact our systems and networks. In order to respond to the threat of security breaches and cyberattacks, we have developed a program, overseen by our Chief Technology Officer, that is designed to assess, identify, and manage material risks from cybersecurity threats. Our information security program is focused on protecting and preserving the confidentiality, integrity and continued availability of all information owned by, or in the care of, the Company.

This program includes an incident response plan that provides controls and procedures for timely and accurate reporting of any material cybersecurity incident. We periodically conduct cross-functional tabletop training exercises to rehearse our response to cyber-related breach incidents or other major security events. We also mandate information security awareness training for all employees, along with testing employee readiness through phishing simulations and providing periodic security information updates.

We regularly perform evaluations of our information security program and continue to invest in our capabilities to keep our customers, partners, suppliers and information assets in our possession safe. Although we employ service provider due diligence and onboarding procedures to identify potential cybersecurity risk, our ability to monitor the cybersecurity practices of our service providers is limited and there can be no assurance that we can prevent or mitigate the risk of any compromise or failure in the information system, software, networks and other assets owned or controlled by our vendors.

GOVERNANCE
The Board oversees our information security program. The Audit Committee of the Board (the "Audit Committee"), which is tasked with oversight of certain risk issues, including cybersecurity, receives reports from the Chief Technology Officer throughout the year. The Board and the Audit Committee also receive updates about the results of readiness assessments led by outside advisors who provide a third-party independent assessment of our technical program and our internal response preparedness. The Audit Committee regularly briefs the full Board on these matters, and the full Board also receives periodic briefings on cybersecurity threats to enhance our directors’ literacy on security issues.

EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 9

Our Chief Technology Officer is responsible for developing and executing our information security program. The Chief Technology Officer partners with key corporate functions for the purpose of identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risks are monitored, implementing appropriate mitigation measures, reporting cybersecurity breaches and other information security incidents, and maintaining our information security program. The Chief Technology Officer has more than a decade of information technology leadership experience, including responsibility for cybersecurity matters. Our information security team, reporting to the Chief Technology Officer, have appropriate cybersecurity experience and education, including CISSP and CompTIA certifications. Our management team receives regular updates on our cybersecurity posture and reviews detailed information about our cybersecurity preparedness. At least quarterly, management provides the Board and the Audit Committee with updates about our cybersecurity and related risk exposures, our policies and procedures to mitigate such exposures and the status of projects to strengthen our information security infrastructure and program maturity and defend against and respond to cybersecurity threats.

ITEM 2. PROPERTIES.

HOME OFFICE, DISTRIBUTION CENTER, DESIGN STUDIO AND PHOTO STUDIO
As of February 3, 2024

As of February 3, 2024, all of our 589 stores were leased from third parties.

As of February 3, 2024, the lease for our corporate headquarters in Columbus, Ohio, the lease for our distribution facility in Columbus, Ohio, and the lease for our design offices in New York City were set to expire in January 2031. As of February 3, 2024, the lease for our photo studio in downtown Columbus, Ohio was set to expire in December 2024.

Impact of Chapter 11 Cases and Sale Transaction

Effective May 31, 2024, the Debtors provided notice of and completed rejection of 17 unexpired leases in accordance with the procedures approved by the Bankruptcy Court. On August 19, 2024, the Bankruptcy Court extended the deadline for the Debtors to assume, assume and assign, or reject unexpired leases to November 18, 2024. An additional 101 unexpired leases were rejected in accordance with the procedures approved by the Bankruptcy Court. In connection with the Sale Transaction, approximately 403 leases for Express stores, 50 leases for Bonobos stores and the lease for our corporate headquarters in Columbus, Ohio, were assigned to and assumed by the purchaser. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Chapter 11 Cases” and Note 14 to our Consolidated Financial Statements included elsewhere in this Form 10-K for further discussion regarding the acquisition.

ITEM 3. LEGAL PROCEEDINGS.
The information set forth under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K, is incorporated into this Item 3 by reference.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 10

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION
Previously, our Common Stock was traded on the New York Stock Exchange (“NYSE”) under the symbol “EXPR.”

On March 6, 2024, the NYSE notified the Company, and publicly announced, that it had determined to commence proceedings to delist our Common Stock as a result of the Company’s non-compliance with Rule 802.01B of the NYSE Listed Company Manual which requires listed companies to maintain an average global market capitalization of at least $15 million over a period of 30 consecutive trading days. Trading in the Common Stock on the NYSE was suspended after market close on March 6, 2024.

On March 14, 2024, the NYSE filed its notification of removal from listing (Form 25) with the SEC.

The Company’s Common Stock currently trades on the OTC Pink Open Market under the symbol “EXPR.Q”. The OTC Pink Open Market is an inter-dealer quotation system. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

HOLDERS
As of December 30, 2024, there were 64 holders of record of our Common Stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name,” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.

DIVIDENDS
No dividends were paid by the Company on its Common Stock in 2023 or 2022, and the Company will not pay any cash dividends on its Common Stock in the future.

SHARE REPURCHASES
The following table provides information regarding the purchase of shares of our Common Stock made by or on behalf of us or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange Act during each month of the quarterly period ended February 3, 2024:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (2)
	(in thousands, except per share amounts)
October 29, 2023 - November 25, 2023	—	$—	—	$34,215
November 26, 2023 - December 30, 2023	—	$—	—	$34,215
December 31, 2023 - February 3, 2024	0.2	$8.01	—	$34,215
Total	0.2		—
1.Represents shares purchased in connection with employee tax withholding obligations under the Second Amended and Restated Express, Inc. 2018 Incentive Compensation Plan.
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 11

2.On November 30, 2017, the Company announced that the Board approved a share repurchase program that authorized the Company to repurchase up to $150.0 million of the Company’s outstanding Common Stock using available cash. The program provided for the repurchase of shares on the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Exchange Act. In connection with the Chapter 11 Cases, the Company’s share repurchase program was suspended indefinitely.

ITEM 6.    [RESERVED]

EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 12

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of the Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this Form 10-K. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K. All references herein to "2023" and "2022" refer to the 53-week period ended February 3, 2024 and the 52-week period ended January 28, 2023, respectively.
Our management's discussion and analysis of financial condition and results of operations is presented in the following sections:

CHAPTER 11 CASES
On April 22, 2024, the Company and certain of its direct and indirect subsidiaries (then known as Express Topco LLC; Express Holding, LLC; Express Finance Corp.; Express LLC; Express Fashion Investments, LLC; Express Fashion Logistics, LLC; Express Fashion Operations, LLC.; Express GC, LCC; Express BNBS Fashion, LLC; UW, LLC; and Express Fashion Digital Services Costa Rica, S.R.L. collectively, the “Debtors”) filed voluntary petitions to commence proceedings under chapter 11 (the “Chapter 11 Cases”) of title 11 of the United States Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Chapter 11 Cases are being jointly administered under the caption “In re: Express, Inc., et al.” (Case No. 24-10831).

Through the Chapter 11 process, the Debtors sought to implement a going-concern sale transaction. On April 21, 2024, the Company received a non-binding letter of intent from a consortium led by WHP Global and affiliates of the Company’s two most significant landlords, Simon Property Group, L.P. and Brookfield properties (the “Phoenix JV”) for the potential acquisition of a substantial portion of the Company’s assets and the assumption of leases on a minimum of 280 stores for aggregate cash consideration in the amount of $10.0 million plus 100% of the net orderly liquidation value of acquired merchandise, in addition to the assumption of the applicable liabilities. On May 22, 2024, the Debtors entered into an asset purchase agreement (the “Purchase Agreement”) with the Phoenix JV. The Purchase Agreement provided for a total purchase price of approximately $172.0 million, consisting of approximately $134.0 million in cash consideration and $38.0 million of assumed liabilities. On June 14, 2024, the Bankruptcy Court entered an order approving the Purchase Agreement and the sale contemplated thereby (the “Sale Transaction”). The Sale Transaction was successfully consummated on June 21, 2024. Pursuant to the Sale Transaction, 403 leases for Express stores, 50 leases for Bonobos stores and the lease for the Company’s corporate headquarters in Columbus, Ohio, were assigned to and assumed by the Phoenix JV.

Additionally through the Chapter 11 process, the Debtors provided notice of and completed rejection of 118 unexpired leases in accordance with the procedures approved by the Bankruptcy Court.

On July 10, 2024, the ability for persons or entities (other than governmental units) to file proofs of claim in the Chapter 11 Cases expired.

EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 13

On August 7, 2024, the Bankruptcy Court entered an order extending the Debtor’s exclusivity period to file a Chapter 11 Plan to November 19, 2024 and their solicitation of acceptances thereof to January 20, 2025.

On December 17, 2024, the Bankruptcy Court confirmed the Plan. Pursuant to the Plan, proceeds from the Sale Transaction and the Debtors’ remaining assets will be distributed to eligible claim holders, in order of priority, after which each of the Debtors’ estates will be wound down. The Company anticipates that the Plan will go effective on or about December 31, 2024. As of the date of this Form 10-K, the Company and the other Debtors no longer have any operations, other than those relating to the wind-down process provided in the Plan.

Debtor-in-Possession Financing

In order to administer the Chapter 11 Cases, operate the Debtors’ business in the ordinary course and facilitate the marketing and consummation of the Sale Transaction, the Company obtained $214.0 million of post-petition debtor-in-possession financing (the “DIP Facilities”), consisting of (a) a new money single draw term loan in the amount of $25.0 million (the “Second Lien New Money DIP Term Loans”) and (b) a roll-up of (i) certain secured prepetition obligations under the Asset-Based Term Loan Agreement, dated as of September 5, 2023 (the “FILO Term Loan Agreement”) in the amount of $63.0 million (the “Second Lien DIP Term Roll-Up Loans”), and (ii) certain secured prepetition obligations under the asset-based loan credit agreement, dated as of May 20, 2015 (as amended, the “ABL Credit Agreement”) in the amount of $126.0 million (the “First Lien DIP ABL Roll-Up Loans”).

Each of the DIP Facilities were provided to the Company subject to the terms and conditions set forth in the respective DIP Credit Agreements that were executed by the Debtor and the applicable lenders on April 24, 2024, which include conditions precedent, representations and warranties, various affirmative and negative covenants, and events of default customary for financings of such type.

The relief granted by the Bankruptcy Court in its order on June 6, 2024 approving the final DIP Facilities (the “Final DIP Order”) also included granting certain adequate protections to the Debtors’ prepetition secured lenders and agents, which are intended to protect their interests in collateral securing their prepetition claims against the Debtors from any diminution in value.

Refer to Note 8 in our Consolidated Financial Statements included elsewhere in this Form 10-K for further discussion.

Litigation

Pursuant to Section 362 of the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed most actions against the applicable debtor, including actions to collect indebtedness, including interest payments, incurred prior to the Petition Date or to exercise control over the applicable debtor’s property. Subject to certain exceptions under the Bankruptcy Code, the filing of the Chapter 11 Cases also automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the applicable debtor or its property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the applicable debtor’s bankruptcy estate, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers. Absent an order from the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under the Bankruptcy Code.

The Chapter 11 Cases and the Sale Transaction are subsequent events that occurred after the periods for which the financial information herein is presented. Thus, the description of the Company’s business and financial information included in this management’s discussion and analysis of financial condition and results of operations reflects the Company’s business as previously operated as of February 3, 2024, prior to the filing of the Chapter 11 Cases on April 22, 2024 and prior to giving effect to the completion of the Sale Transaction on June 21, 2024.

OVERVIEW
Express previously operated as a multi-brand fashion retailer with an omnichannel platform, including both physical and online stores. Its two brand-based operating segments were Express, which included UpWest, and Bonobos.
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 14

As of February 3, 2024, we operated 589 stores in the United States and Puerto Rico, the express.com online store, the Express mobile app, the bonobos.com online store and the upwest.com online store.

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
Bonobos Acquisition
On May 23, 2023, we completed the acquisition of the operating assets of Bonobos.
Refer to Note 5 to our Consolidated Financial Statements included elsewhere in this Form 10-K for further discussion regarding the acquisition.

WHP Strategic Partnership
On January 25, 2023, we closed the strategic partnership transaction with WHP, a leading global brand management firm. Pursuant to the transaction, WHP acquired 5.4 million newly issued shares of our Common Stock, at a purchase price of $4.60 per share, or $25.0 million in the aggregate, representing approximately 7.4% of our outstanding shares of Common Stock, on a pro forma basis, as of the closing of the transaction. The Company and WHP also formed a Joint Venture valued at approximately $400.0 million, with WHP committing $235.0 million to the Joint Venture for 60% ownership of the Joint Venture and the Company contributing certain intellectual property in exchange for 40% ownership of the Joint Venture. Refer to Note 4 to our Consolidated Financial Statements included elsewhere in this Form 10-K for further discussion regarding the WHP strategic partnership.

1-for-20 Reverse Stock Split
On August 14, 2023, our Board approved the implementation of a 1-for-20 reverse stock split of our Common Stock, and a corresponding proportional reduction in the number of authorized shares of Common Stock. The reverse stock split was effected after market close on August 30, 2023 (the “Effective Date”), and shares of Common Stock began trading on a split-adjusted basis as of market open on August 31, 2023.

All shares of Common Stock, stock option awards and per share amounts contained in the Consolidated Financial Statements have been retroactively adjusted to reflect the 1-for-20 reverse stock split. Refer to Note 9 to our Consolidated Financial Statements included elsewhere in this Form 10-K for further discussion regarding the reverse stock split.

Management's Assessment of Going Concern
Management has concluded that the Debtors’ need to implement a chapter 11 restructuring plan and the costs, risks and uncertainties surrounding the Chapter 11 Cases raise substantial doubt about the Company’s ability to continue as a going concern for 12 months following the issuance of the financial statements.
Expense Reduction Initiatives
During 2023, we conducted a comprehensive review of our business model to identify actions expected to further meaningfully reduce pre-tax costs and enable a more efficient and effective organization and have engaged external advisors to assist in this effort.

During 2023, management was focused on improving its results of operations, operating cash flows and liquidity through expense reduction initiatives and developed contingency plans.
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 15

FINANCIAL DETAILS FOR 2023

•Consolidated net sales decreased 0.5% to $1.85 billion, including $152.2 million of Bonobos net sales, from $1.86 billion in 2022
•The 53rd week added approximately $21.8 million to net sales for 2023
•Consolidated comparable sales decreased 9% compared to 2022
•Comparable retail sales (includes both retail stores and eCommerce sales) decreased 7% compared to 2022
•Comparable outlet sales decreased 14% compared to 2022
•Consolidated gross margin was 21.6% of net sales compared to 28.4% of net sales in 2022, a decrease of approximately 680 basis points
•Consolidated operating loss was $162.0 million compared to $67.5 million in 2022
•Consolidated net loss was $208.5 million, or a loss of $55.89 per diluted share, compared to net income of $293.8 million, or $85.1 per diluted share, in 2022, which reflected the gain on the transaction with WHP

HOW WE ASSESSED THE PERFORMANCE OF OUR BUSINESS
In assessing the performance of our business, we considered a variety of performance and financial measures. These key measures included net sales, comparable sales, eCommerce demand, transactions, cost of goods sold, buying and occupancy costs, gross profit/gross margin, and selling, general, and administrative expenses. The following table describes and discusses these measures.

Net Sales
Description
Revenue from the sale of merchandise, less returns and discounts, as well as shipping and handling revenue related to eCommerce, revenue from the rental of our LED sign in Times Square, gift card breakage and revenue earned from our private label credit card agreement.

Discussion
Our business is seasonal, and we historically realized a higher portion of our net sales in the third and fourth quarters, due primarily to the impact of the holiday season. Generally, approximately 45% of our annual net sales occurred in the Spring season (first and second quarters) and 55% occurred in the Fall season (third and fourth quarters).

Comparable Sales
Description
Comparable sales is a measure of the amount of sales generated in a period relative to the amount of sales generated in the comparable prior year period. Comparable sales for 2023 was calculated using the 53-week period ended February 3, 2024 as compared to the 53-week period ended February 4, 2023.

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

Discussion
Our business and our comparable sales were subject, at certain times, to calendar shifts, which may occur during key selling periods close to holidays such as Easter, Thanksgiving, and Christmas, and regional fluctuations for events such as sales tax holidays. We believe comparable sales provides a useful measure for investors by removing the impact of new stores and closed stores. Management considers comparable sales a useful measure in evaluating continuing store performance.
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 16

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

Discussion
Our cost of goods sold typically increased in higher volume quarters because the direct cost of purchased merchandise is tied to sales.

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

Discussion
Gross profit/gross margin is impacted by the price at which we were able to sell our merchandise and the cost of our product.

Inventory levels were previously reviewed on an on-going basis in order to identify slow-moving merchandise and generally use markdowns to clear such merchandise. The timing and level of markdowns were driven primarily by seasonality and customer acceptance of our merchandise and have a direct effect on our gross margin.

Any marked down merchandise that is not sold is marked-out-of-stock. We use third-party vendors to dispose of this marked-out-of-stock merchandise.
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 17

Selling, General, and Administrative Expenses
Description
Includes operating costs not included in cost of goods sold, buying and occupancy costs such as:
•Payroll and other expenses related to operations at our corporate offices
•Store expenses other than occupancy costs
•Marketing expenses, including production, mailing, print, and digital advertising costs, among other things

Discussion
With the exception of store payroll, certain marketing expenses, and incentive compensation, selling, general, and administrative expenses generally did not vary proportionally with net sales. As a result, selling, general, and administrative expenses as a percentage of net sales were generally higher in lower volume quarters and lower in higher volume quarters.
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 18

RESULTS OF OPERATIONS
Fiscal 2023 compared to Fiscal 2022
The financial results of Bonobos were included in our results beginning from the closing date of the acquisition on May 23, 2023.
Store Activity
The following table shows store activity for the stated periods:

	2023					2022
	Retail	Outlet	UpWest	Bonobos[1]	Total	Retail	Outlet	UpWest	Total
Beginning stores	342	198	13	—	553	351	203	7	561
New stores	1	1	3	60	65	7	—	10	17
Closed stores	(17)	(7)	(4)	(1)	(29)	(16)	(5)	(4)	(25)
Ending stores	326	192	12	59	589	342	198	13	553
Gross square footage at end of period (in thousands)					4,462				4,552
1.Bonobos stores were acquired on May 23, 2023
Net Sales
The following table shows net sales and comparable sales for the stated periods:

	2023	2022
Express	$1,702,147	$1,864,182
Bonobos	152,210	—
Net sales (in thousands)	$1,854,357	$1,864,182
Dollar change compared to prior year	$(9,825)
Percentage change compared to prior year	(0.5)%
Consolidated comparable retail sales percentage change	(7)%	(2)%
Consolidated comparable outlet sales percentage change	(14)%	4%
Total consolidated comparable sales percentage change	(9)%	—%
Net sales for 2023 decreased 0.5%, or $9.8 million, to $1,854.4 million compared to 2022, partially offset by $152.2 million of sales from the addition of Bonobos. The 53rd week contributed approximately $21.8 million to net sales. The decrease in Express sales was primarily attributable to challenging comparable sales in both our women's and men's business. This was driven by traffic softness in both retail and outlet stores along with reduced consumer spending, increased price sensitivity in discretionary categories and aggressive promotional activity across the industry that began in 2022 and persisted throughout fiscal year 2023. We continue to face challenges with the Express brand including declines in our customer file and store traffic, driven by missteps in our merchandise strategy where we were out of balance across categories, price points and wearing occasions. The misalignment between our assortment architectures and customer demand significantly impacted our sales.
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 19

Gross Profit
The following table shows cost of goods sold, buying and occupancy costs, gross profit in dollars, and gross margin percentage for the stated periods:

	2023	2022
	(in thousands, except percentages)
Cost of goods sold, buying and occupancy costs	$1,453,975	$1,335,588
Gross profit	$400,382	$528,594
Gross margin percentage	21.6%	28.4%
Dollar change compared to prior year	$(128,212)
The 680 basis point decrease in gross margin percentage, or gross profit as a percentage of net sales, for 2023 compared to 2022 was comprised of a decrease in merchandise margin of 620 basis points and an increase in buying and occupancy costs as a percentage of net sales of 60 basis points.
•The decrease in merchandise margin was primarily driven by the challenging macroeconomic and highly promotional retail environment, increased shipping and handling flex on higher eCommerce sales, as well as 350 basis points of royalty expense related to the Joint Venture.
•Buying and occupancy deleveraged due to the decline in comparable sales. In addition, buying and occupancy was also impacted by $2.7 million of severance charges related to our restructuring and $3.4 million due to an impairment charge of certain long-lived store related assets and right of use assets. Refer to Note 1 for further discussion regarding the restructuring costs and Note 2 for further discussion regarding the impairment charges for 2023 in our Consolidated Financial Statements included elsewhere in this Form 10-K.
Selling, General, and Administrative Expenses
The following table shows selling, general, and administrative expenses in dollars and as a percentage of net sales for the stated periods:

	2023	2022
	(in thousands, except percentages)
Selling, general, and administrative expenses	$594,106	$596,671
Selling, general, and administrative expenses, as a percentage of net sales	32.0%	32.0%
Dollar change compared to prior year	$(2,565)
SG&A for 2023 decreased 0.4%, or $2.6 million, to $594.1 million compared to 2022. The decrease was primarily driven by our expense savings initiatives, including reductions in marketing spend, store labor costs, and a reduction in force in our corporate office that was implemented during the third quarter of 2023, as well as lower long-term incentive compensation. This was partially offset by the consolidation of Bonobos, as well as acquisition-related and integration costs incurred in connection with the acquisition and severance charges related to our restructuring.
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 20

Royalty Income
The following table shows royalty income in dollars and as a percentage of net sales for the stated periods:

	2023	2022
	(in thousands, except percentages)
Royalty income	$(22,375)	$—
Royalty income, as a percentage of net sales	(1.2)%	—%
Dollar change compared to prior year	$(22,375)
Royalty income for 2023 increased by $22.4 million compared to 2022. The increase was due to our share of equity income associated with our equity investment with WHP. Refer to Note 4 in our Consolidated Financial Statements included elsewhere in this Form 10-K for further discussion of our equity investment.
Other Operating Income, Net
The following table shows other operating income in dollars and as a percentage of net sales for the stated periods:

	2023	2022
	(in thousands, except percentages)
Other operating income, net	$(9,375)	$(590)
Other operating income, as a percentage of net sales	(0.5)%	—%
Dollar change compared to prior year	$(8,785)
Other operating income for 2023 increased by $8.8 million compared to 2022. The increase reflects $8.3 million in settlement proceeds received in January 2024 related to the settlement of claims in the payment card interchange fee antitrust litigation.
Interest Expense, Net
The following table shows interest expense in dollars and as a percentage of net sales for the stated periods:

	2023	2022
	(in thousands, except percentages)
Interest expense, net	$20,058	$29,103
Interest expense, as a percentage of net sales	1.1%	1.6%
Dollar change compared to prior year	$(9,045)
Interest expense for 2023 decreased 31.1%, or $9.0 million, to $20.1 million compared to 2022. The decrease was the result of higher aggregate amounts borrowed and higher variable interest rates on our outstanding indebtedness offset by $5.1 million of Term Loan refinancing costs, $4.5 million of early debt termination fees related to the subsequent termination of the Term Loan and $1.8 million of accelerated Term Loan discount amortization during 2022. Refer to Note 8 in our Consolidated Financial Statements included elsewhere in this Form 10-K for further discussion regarding our borrowings during 2023.
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 21

Gain on Transaction with WHP
The following table shows gain on transaction with WHP in dollars and as a percentage of net sales for the stated periods:

	2023	2022
	(in thousands, except percentages)
Gain on transaction with WHP	$—	$(409,493)
Gain on transaction with WHP, as a percentage of net sales	—%	(22.0)%
Dollar change compared to prior year	$409,493
The $409.5 million decrease in 2023 compared to 2022 was due to $235.0 million from the sale of the majority of our interest in our intellectual property to the Joint Venture, $156.7 million on the equity method investment and $17.8 million from the premium paid on the common shares by WHP in 2022. Refer to Note 2, Note 4 and Note 9 in our Consolidated Financial Statements included elsewhere in this Form 10-K for further discussion.
Other Expense (Income), Net
The following table shows other expense (income), net in dollars and as a percentage of net sales for the stated periods:

	2023	2022
	(in thousands, except percentages)
Other expense (income), net	$27,200	$(1,384)
Other expense (income), as a percentage of net sales	1.5%	(0.1)%
Dollar change compared to prior year	$28,584
The $28.6 million decrease in other income in 2023 compared to 2022 was primarily due to the impairment of our equity method investment in 2023. Refer to Note 4 in our Consolidated Financial Statements included elsewhere in this Form 10-K for further discussion.
Income Tax (Benefit) Expense
The following table shows income tax (benefit) expense in dollars and as a percentage of net sales for the stated periods:

	2023	2022
	(in thousands, except percentages)
Income tax (benefit) expense	$(693)	$20,453
Income tax (benefit) expense, as a percentage of net sales	—%	1.1%
Dollar change compared to prior year	$(21,146)
The effective tax rate was 0.3% and 6.5% for 2023 and 2022, respectively. The effective tax rate for 2023 reflects the impact of the recording of an additional valuation allowance against our current year losses, our return-to-provision adjustment, and an adjustment to a refund claim made under the CARES Act. The effective tax rate for 2022 was driven by the tax expense related to the gain on the transaction with WHP Global.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
Historically, the primary source of our liquidity was cash flows from operations. Due to the seasonality of our business, we historically realized a significant portion of the cash flows from operating activities during the second half of the fiscal year. The primary cash needs of our business historically were for merchandise inventories, payroll, rent for our retail and outlet locations, marketing, capital expenditures associated with opening new locations,
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 22

updating existing locations, as well as the development of our information technology. Our traditional strategy was to seek out and evaluate opportunities for effectively managing and deploying capital in ways that improved working capital and supported and enhanced our business initiatives and strategies.
Historically, our liquidity position benefited from the fact that we generally collected cash from sales to customers the same day or, in the case of credit or debit card transactions, within three to five days of the related sale, and we had up to 75 days to pay certain merchandise vendors and 45 days to pay the majority of our non-merchandise vendors. Commitments under our lease agreements and debt agreements also required future cash outlays. For information on payments required under lease agreements see Note 6 of our Consolidated Financial Statements included elsewhere in this Form 10-K and for payment information related to our long-term debt see Note 8 of our Consolidated Financial Statements included elsewhere in this Form 10-K.
During 2023, the following significant transactions impacted our liquidity:
•On May 23, 2023, we completed the acquisition of Bonobos for $28.3 million in cash consideration
•Realized $80 million of cost reductions for fiscal year 2023 versus fiscal year 2022
•We borrowed a net additional $22.3 million under the Revolving Credit Facility (as defined in Note 8 of our Consolidated Financial Statements included elsewhere in this Form 10-K) to fund normal working capital needs
•On September 5, 2023, we entered into a definitive loan agreement for a $65.0 million first-in-last-out asset-based term loan in further support of expanding liquidity access. We borrowed a net additional $63.1 million during 2023
•On April 15, 2024, we received approximately $49.0 million from the CARES Act

Based upon the sales and results of operations seen during 2023, and expense reduction and other measures planned and taken to date, we were in compliance with the financial covenants under the Revolving Credit Facility and FILO Term Loan (as defined in Note 8 of our Consolidated Financial Statements included elsewhere in this Form 10-K) as of February 3, 2024. As of February 3, 2024, we had a negative working capital balance, meaning our current liabilities exceeded our current assets (including cash balances). As of February 3, 2024, our current liabilities included current operating lease liabilities, for which the corresponding operating right of use assets are recorded as non-current on our Consolidated Balance Sheets.

Chapter 11 Cases

As previously disclosed, to address our financial challenges, we and certain of our subsidiaries voluntarily filed petitions to commence proceedings under Chapter 11 of the Bankruptcy Code. During the pendency of the Chapter 11 Cases, our principal source of liquidity was proceeds from the DIP Facilities approved by the Bankruptcy Court, as the filing of Chapter 11 constituted an event of default that accelerated our obligations under the ABL Credit Agreement and the FILO Term Loan Agreement.

Refer to Note 8 and Note 14 of our Consolidated Financial Statements included elsewhere in this Form 10-K for more information.

The accompanying Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, management has concluded that the Debtors’ need to implement a Chapter 11 restructuring plan and the costs, risks and uncertainties surrounding the outcome of the Chapter 11 Cases raise substantial doubt about the Company’s ability to continue as a going concern for 12 months following the issuance of the financial statements. The Company's accompanying Consolidated Financial Statements do not include any adjustments that might result from the wind-down of the Debtors’ estates under the Plan, including the disposition of the proceeds of the Sale Transaction and the disposition of the Debtors’ remaining assets to eligible claim holders.
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 23

Analysis of Cash Flows
The following table presents a summary of our cash flows from operating, investing and financing activities for the period indicated:

	2023	2022
	(in thousands)
Net cash used in operating activities	$(56,836)	$(157,080)
Net cash (used in) provided by investing activities	(54,461)	196,012
Net cash provided by (used in) financing activities	81,861	(14,496)
Net (decrease) increase in cash and cash equivalents	(29,436)	24,436
Cash and cash equivalents | beginning of period	65,612	41,176
Cash and cash equivalents | end of period	$36,176	$65,612
Operating Activities
Our business historically relied on cash flows from operations as our primary source of liquidity, with the majority of those cash flows being generated in the fourth quarter of the year.
Net cash used in operating activities was $56.8 million in 2023 compared to $157.1 million in 2022, an increase of $100.2 million. This increase was primarily driven by changes in working capital.
Investing Activities
Investing activities consisted primarily of investments in capital expenditures related to investments in new and remodeled store construction and fixtures and investments in information technology. Investing activities also include our strategic investments.
Net cash used in investing activities was $54.5 million in 2023 compared to net cash provided by investing activities of $196.0 million in 2022, a decrease of $250.5 million. For 2023, net cash used in investing activities was primarily due to the acquisition of Bonobos for $28.3 million and capital expenditures of $26.1 million relating to new and remodeled store construction and fixtures and investments in information technology. For 2022, the net cash provided by investing activities was primarily due to proceeds of $243.4 million from the WHP transaction offset by capital expenditures of $47.4 million relating to new and remodeled store construction and fixtures and investments in information technology. The decrease in capital expenditures in 2023 was primarily driven by intentional reductions in our capital expenditures in response to our business results and redeployment of capital to fund the Bonobos transaction and to support our cost reduction initiatives. Refer to Note 5 for further discussion regarding the acquisition and Note 4 in our Consolidated Financial Statements included elsewhere in this Form 10-K for further details regarding the WHP transaction.
Financing Activities
Financing activities consisted primarily of borrowings and repayments related to our debt arrangements and other equity related transactions.
Net cash provided by financing activities was $81.9 million in 2023 compared to net cash used in financing activities of $14.5 million in 2022, an increase of $96.4 million. This increase was primarily driven by borrowings under our debt arrangements.
Debt Arrangements
The Company's filing of the Chapter 11 Cases constituted an event of default that accelerated our obligations under the ABL Credit Agreement and the FILO Term Loan Agreement. Pursuant to Section 362 of the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed most actions against the applicable debtor, including actions to collect indebtedness, including interest payments, incurred prior to the Petition Date or to exercise control over the applicable debtor’s property. Our pre-petition debt and post-petition debt are described in greater detail below.
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 24

Pre-Petition Debt (Historical)

Revolving Credit Facility
During 2023, we borrowed a net additional $22.3 million under the Revolving Credit Facility to fund normal working capital needs as well as capital expenditures for stores, our eCommerce platform and other information technology investments. As of February 3, 2024, the Company had approximately $144.4 million in borrowings outstanding under the Revolving Credit Facility and approximately $31.1 million was available for additional borrowing under the Revolving Credit Facility subject to certain borrowing base limitations and after giving effect to outstanding letters of credit in the aggregate amount of $20.1 million, primarily related to a third party logistics contract. Refer to Note 8 of our Consolidated Financial Statements included elsewhere in this Form 10-K for additional information on the Revolving Credit Facility.
FILO Term Loan
During 2023, we borrowed a net additional $63.1 million under the FILO Term Loan. As of February 3, 2024, the net aggregate outstanding principal amount of the FILO Term Loan was $60.3 million, of which $4.7 million was classified as short-term debt and $55.6 million was classified as long-term debt on the Consolidated Balance Sheet, net of unamortized costs. Refer to Note 8 of our Consolidated Financial Statements included elsewhere in this Form 10-K for additional information on the Term Loan.
Investment Agreement
On December 8, 2022, we entered into an investment agreement relating to the issuance and sale of shares of our common stock, par value $0.01, in a private placement to WHP (the "Investment Agreement"). On January 25, 2023, we completed the transactions contemplated by the Investment Agreement and the Membership Interest Purchase Agreement. Pursuant to the Investment Agreement, we issued and sold 5.4 million shares of common stock to WHP for a purchase price of $4.60 per share, or an aggregate purchase price of $25.0 million. The excess paid over fair value of $17.8 million was recorded in gain on transaction with WHP on the Consolidated Statements of Income and Comprehensive Income. We used the proceeds to repay our outstanding term loan, fund the Joint Venture’s first year guaranteed minimum royalty of $60.0 million pursuant to the License Agreement and pay costs, fees and expenses incurred in connection with the Investment Agreement and other associated transactions. For additional information, refer to Note 4 and Note 9 of our Consolidated Financial Statements included elsewhere in this Form 10-K.

Post-Petition Debt (Chapter 11 Cases)

Debtor-in-Possession Financing

In order to administer the Chapter 11 Cases, operate the Debtors’ business in the ordinary course and facilitate the marketing and consummation of the Sale Transaction (as defined below), the Company obtained $214.0 million of post-petition debtor-in-possession financing, consisting of (a) a new money single draw term loan in the amount of $25.0 million (the “Second Lien New Money DIP Term Loans”) and (b) a roll-up of (i) certain secured prepetition obligations under the Asset-Based Term Loan Agreement, dated as of September 5, 2023 (the “FILO Term Loan Agreement”) in the amount of $63.0 million (the “Second Lien DIP Term Roll-Up Loans”), and (ii) certain secured prepetition obligations under the asset-based loan credit agreement, dated as of May 20, 2015 (as amended, the “ABL Credit Agreement”) in the amount of $126.0 million (the “First Lien DIP ABL Roll-Up Loans”).

Each of the DIP Facilities are provided to the Company subject to the terms and conditions set forth in the respective DIP Credit Agreements that were executed by the Debtor and the applicable lenders on April 24, 2024, which include conditions precedent, representations and warranties, various affirmative and negative covenants, and events of default customary for financings of such type. The proceeds of all or a portion of the proposed DIP Facilities may be used by the Debtors for, among other things, refinancing the pre-petition debt of the Company, post-petition working capital for the Debtors, payment of costs to administer the Chapter 11 Cases, payment of expenses and fees of the transactions contemplated by the Chapter 11 Cases, payment of court-approved adequate protection obligations under the DIP Credit Agreements, and payment of other costs, in each case subject to the terms of the respective DIP Credit Agreement and the Final DIP Order or any other order of the Bankruptcy Court. The DIP ABL Facility was used to repay in full the obligations under the Second Amended and Restated
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 25

Asset-Based Loan Credit Agreement, dated as of May 20, 2015 (as amended, the “ABL Credit Agreement”), including interest and fees through the date of repayment, on a dollar-for-dollar cashless basis.

The First Lien DIP ABL Loans are senior obligations of the Company and certain Debtors, and are secured by a first priority lien on the collateral under the ABL Credit Agreement, as well as on any unencumbered assets of the Debtors. The Second Lien New Money Term Loans and the Second Lien DIP Term Roll-up Loans (collectively, the DIP Term Loan Facility”) are senior obligations of the Company and certain Debtors, secured by a second priority lien on the collateral under the ABL Credit Agreement as well as on any unencumbered assets of the Debtors.

The relief granted by the Bankruptcy Court in its order on June 6, 2024, approving the final DIP Facilities (the “Final DIP Order”) also included granting certain adequate protections to the Debtors’ prepetition secured lenders and agents, which are intended to protect their interests in collateral securing their prepetition claims against the Debtors from any diminution in value. Refer to Note 8 of our Consolidated Financial Statements included elsewhere in this Form 10-K for additional information on the DIP Facilities.
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 26

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
Management evaluated the development and selection of its critical accounting policies and estimates and believes that the following policies involve a higher degree of judgment or complexity and are most significant to reporting our results of operations and financial position and are, therefore, discussed as critical. The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our Consolidated Financial Statements. More information on all of our significant accounting policies can be found in Note 2 to our Consolidated Financial Statements included elsewhere in this Form 10-K.

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

Effect if Actual Results Differ from Assumptions
We have no reason to believe that there will be a material change in the future estimates or assumptions we use in this evaluation. However, if we become aware of additional triggering events there is potential that additional stores could be required to be tested for impairment and could be impaired. These events could include further deterioration in store operating results, increased store labor costs, our inability to implement our cost savings initiatives or lower mall traffic. In addition, if market rent fair values deteriorate, our fair value test could determine additional right of use asset impairment. A 1% reduction in our store related assets would be approximately $5.3 million at February 3, 2024.

EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 27

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

Effect if Actual Results Differ from Assumptions
We have no reason to believe that there will be a material change in the future estimates or assumptions we use to measure the lower of cost or net realizable value adjustment. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 100 basis point increase or decrease in the lower of cost or net realizable value adjustment would not have had a material impact on the inventory balance or pre-tax income as of and for the year ended February 3, 2024.

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

Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements and their estimated effect on the Company’s consolidated financial statements are described in Note 1 of our Consolidated Financial Statements included elsewhere in this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
As a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act, we are not required to provide the information required by this Item.
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 28

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 29

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of EXP OldCo Winddown, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated financial statements of Express, Inc. and its subsidiaries (the "Company"), which comprise the consolidated balance sheets as of February 3, 2024 and January 28, 2023, and the related consolidated statements of income and comprehensive income, of changes in stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 3, 2024 and January 28, 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Substantial Doubt about the Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has defaulted under the ABL Credit Agreement and the FILO Term Loan Agreement and as discussed in Note 14, Express, Inc. and certain of its direct and indirect subsidiaries filed voluntary petitions to commence proceedings under chapter 11 of title 11 of the United States Code in the U.S. Bankruptcy Court, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 1 and 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Bonobos from its assessment of internal control over financial reporting as of February 3, 2024 because it was acquired by the Company in a purchase business combination during the year ended February 3, 2024. We have
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 30

also excluded Bonobos from our audit of internal control over financial reporting. Bonobos is a wholly-owned subsidiary whose total assets and total sales excluded from management’s assessment and our audit of internal control over financial reporting represent 7% and 8%, respectively, of the related consolidated financial statement amounts as of and for the year ended February 3, 2024.

Subsequent Event

As discussed in Note 14 to the consolidated financial statements, on April 22, 2024, Express, Inc. and certain of its direct and indirect subsidiaries filed voluntary petitions to commence proceedings under Chapter 11 of title 11 of the United States Code in the U.S. Bankruptcy Court and on December 17, 2024, the Bankruptcy Court confirmed the plan which the Company anticipates will go effective on or before December 31, 2024.

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

Store Asset Impairment Assessments

As described in Notes 2 and 3 to the consolidated financial statements, the Company has long-lived assets which include consolidated property and equipment, net of $106 million and consolidated right of use asset, net of $529 million as of February 3, 2024, of which a significant portion of such balances relate to store level long-lived assets. For the year ended February 3, 2024, the Company recognized impairment charges of $3 million related to store level property and equipment and right of use assets. As disclosed by management, store related property and equipment and right of use assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable. Management reviews for indicators of impairment at the individual store level, the lowest level for which cash flows are identifiable. Stores that display an indicator of impairment are subjected to an impairment assessment. The impairment assessment requires management to make assumptions and judgments related, but not limited, to management’s expectations for future operations and projected cash flows. The key assumption used in undiscounted future store cash flow models is the sales growth rate. An impairment loss may be recognized when these undiscounted future cash flows are less than the carrying amount of the asset group. In the circumstance of impairment, any loss would be measured as the excess of the carrying amount of the asset group over its fair value. Fair value of the store-related assets is determined at the individual store level based on the highest and best use of the asset group. The key assumptions used in the fair value analysis may include discounted estimates of future store cash flows from operating the store and/or comparable market rents.

The principal considerations for our determination that performing procedures relating to the store asset impairment assessments is a critical audit matter are a high degree of auditor subjectivity and effort in performing procedures
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 31

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

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
December 30, 2024

We have served as the Company’s auditor since 2008.

EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 32

EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Amounts)

	February 3, 2024	January 28, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$36,176	$65,612
Receivables, net	31,648	12,374
Income tax receivable	1,939	1,462
Inventories	369,897	365,649
Prepaid royalty	—	59,565
Prepaid rent	7,947	7,744
Other	17,297	21,998
Total current assets	464,904	534,404

Right of Use Asset, Net	528,716	505,350

Property and Equipment	987,615	1,019,577
Less: accumulated depreciation	(881,700)	(886,193)
Property and equipment, net	105,915	133,384

Non-Current Income Tax Receivable	45,482	52,278
Equity Method Investment	139,010	166,106
Other Assets	5,713	6,803
TOTAL ASSETS	$1,289,740	$1,398,325
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term lease liability	$177,525	$189,006
Accounts payable	216,490	191,386
Deferred royalty income	—	19,852
Deferred revenue	46,645	35,543
Short-term debt	4,659	—
Accrued expenses	118,768	105,803
Total current liabilities	564,087	541,590
Long-Term Lease Liability	420,175	406,448
Long-Term Debt	199,970	122,000
Other Long-Term Liabilities	11,741	20,718
Total Liabilities	1,195,973	1,090,756
Commitments and Contingencies (Note 13)
Stockholders’ Equity:
Preferred stock – $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock – $0.01 par value; 25,000 shares authorized; 4,953 shares and 4,953 shares issued at February 3, 2024 and January 28, 2023, respectively, and 3,747 shares and 3,688 shares outstanding at February 3, 2024 and January 28, 2023, respectively	50	50
Additional paid-in capital	223,397	229,573
Retained earnings	130,752	355,736
Treasury stock – at average cost; 1,206 shares and 1,265 shares at February 3, 2024 and January 28, 2023, respectively	(260,432)	(277,790)
Total stockholders’ equity	93,767	307,569
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,289,740	$1,398,325
See Notes to Consolidated Financial Statements.
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 33

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Amounts)

	2023	2022
Net Sales	$1,854,357	$1,864,182
Cost of Goods Sold, Buying and Occupancy Costs	1,453,975	1,335,588
GROSS PROFIT	400,382	528,594
Operating Expenses (Income):
Selling, general, and administrative expenses	594,106	596,671
Royalty income	(22,375)	—
Other operating income, net	(9,375)	(590)
TOTAL OPERATING EXPENSES	562,356	596,081

OPERATING LOSS	(161,974)	(67,487)
Interest Expense, Net	20,058	29,103
Gain on Transaction with WHP	—	(409,493)
Other Expense (Income), Net	27,200	(1,384)
(LOSS) INCOME BEFORE INCOME TAXES	(209,232)	314,287
Income Tax (Benefit) Expense	(693)	20,453
NET (LOSS) INCOME	$(208,539)	$293,834

COMPREHENSIVE (LOSS) INCOME	$(208,539)	$293,834

EARNINGS PER SHARE:
Basic	$(55.89)	$86.37
Diluted	$(55.89)	$85.10

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	3,731	3,402
Diluted	3,731	3,453
See Notes to Consolidated Financial Statements.
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 34

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in Thousands)

	Common Stock					Treasury Stock

	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	At Average Cost	Total
BALANCE, January 29, 2022	3,354	$47	$220,967	$77,093	$—	1,327	$(296,799)	$1,308
Net income	—	—	—	293,834	—	—	—	293,834
Issuance of common stock	272	3	6,896	—	—	—	—	6,899
Exercise of stock options and vesting of restricted stock units	94	—	(5,830)	(15,191)	—	(94)	21,021	—
Share-based compensation	—	—	7,540	—	—	—	—	7,540
Repurchase of common stock	(32)	—	—	—	—	32	(2,012)	(2,012)
BALANCE, January 28, 2023	3,688	$50	$229,573	$355,736	$—	1,265	$(277,790)	$307,569
Net loss	—	—	—	(208,539)	—	—	—	(208,539)
Exercise of stock options and vesting of restricted stock units	81	—	(1,284)	(16,445)	—	(81)	17,729	—
Share-based compensation	—	—	(4,892)	—	—	—	—	(4,892)
Repurchase of common stock	(22)	—	—	—	—	22	(371)	(371)
BALANCE, February 3, 2024	3,747	$50	$223,397	$130,752	$—	1,206	$(260,432)	$93,767
See Notes to Consolidated Financial Statements.

EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 35

EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	2023	2022
OPERATING ACTIVITIES
Net (loss) income	$(208,539)	$293,834
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	53,262	62,169
Gain on transaction with WHP	—	(409,493)
Loss on extinguishment of debt	—	4,500
Loss on disposal of property and equipment	42	57
Impairment of property, equipment and lease assets	3,428	2,150
Equity method investment impairment	27,200	—
Share-based compensation	(4,892)	7,540
Deferred taxes	(2,733)	10,868
Landlord allowance amortization	(307)	(387)
Changes in operating assets and liabilities:
Receivables, net	(17,203)	(630)
Income tax receivable	6,319	(75)
Prepaid royalty	59,565	(59,565)
Inventories	47,045	(6,854)
Deferred royalty income	(19,852)	19,852
Accounts payable, deferred revenue and accrued expenses	17,611	(46,367)
Other assets and liabilities	(17,782)	(34,679)
NET CASH USED IN OPERATING ACTIVITIES	(56,836)	(157,080)

INVESTING ACTIVITIES
Capital expenditures	(26,057)	(47,375)
Acquisition, net of cash acquired	(28,300)	—
Proceeds from WHP transaction	—	243,387
Costs related to WHP transaction	(104)	—
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(54,461)	196,012

FINANCING ACTIVITIES
Proceeds from borrowings under the revolving credit facility	315,250	350,470
Repayment of borrowings under the revolving credit facility	(292,906)	(263,470)
Proceeds from term loan facility	65,000	—
Repayment of borrowings under term loan facility	(1,927)	(96,737)
Costs incurred in connection with debt arrangements	(3,185)	(9,646)
Proceeds on issuance of common stock	—	6,899
Repurchase of common stock for tax withholding obligations	(371)	(2,012)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	81,861	(14,496)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(29,436)	24,436
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	65,612	41,176
CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,176	$65,612
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$15,243	$25,121
Cash paid to taxing authorities	$1,881	$1,374
See Notes to Consolidated Financial Statements.
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 36

EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 37

NOTE 1 | DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business Description
Prior to completing the going-concern sale transaction (described below), Express, Inc. (which, effective as of September 18, 2024, changed its name to EXP OldCo Winddown, Inc., together with its subsidiaries “Express” or the “Company”) previously operated as a multi-brand fashion retailer with an omnichannel platform, including both physical and online stores. The Company’s two brand-based operating segments were Express, which included UpWest and Bonobos.

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
As of February 3, 2024, the Company operated 589 retail and factory outlet stores in the United States and Puerto Rico, the express.com online store, the Express mobile app, the bonobos.com online store and the upwest.com online store. As of February 3, 2024, the composition of Express operated stores was as follows:

Store Count
Express
Retail stores	326
Outlet stores	192
Total retail and outlet stores	518
UpWest	12
Bonobos	59
Total stores	589
Chapter 11 Cases

On April 22, 2024 (the “Petition Date”), the Company and certain of its direct and indirect subsidiaries (then known as Express Topco LLC; Express Holding, LLC; Express Finance Corp.; Express LLC; Express Fashion Investments, LLC; Express Fashion Logistics, LLC; Express Fashion Operations, LLC.; Express GC, LCC; Express BNBS Fashion, LLC; UW, LLC; and Express Fashion Digital Services Costa Rica, S.R.L. collectively, the “Debtors”) filed voluntary petitions to commence proceedings under chapter 11 (the “Chapter 11 Cases”) of title 11 of the United States Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On December 17, 2024, the Bankruptcy Court confirmed a joint plan of reorganization (the “Plan”). The Chapter 11 Cases are being jointly administered under the caption “In re: Express, Inc., et al.” (Case No. 24-10831).

Through the Chapter 11 process, the Debtors sought to implement a going-concern sale transaction. On April 21, 2024, the Company received a non-binding letter of intent from a consortium led by WHP Global and affiliates of the Company’s two most significant landlords, Simon Property Group, L.P. and Brookfield properties (the “Phoenix JV”) for the potential acquisition of a substantial portion of the Company’s assets and the assumption of leases on a minimum of 280 stores for aggregate cash consideration in the amount of $10.0 million plus 100% of the net orderly liquidation value of acquired merchandise, in addition to the assumption of the applicable liabilities. On May 22, 2024, the Debtors entered into an asset purchase agreement (the “Purchase Agreement”) with the Phoenix JV. The Purchase Agreement provided for a total purchase price of approximately $172.0 million, consisting of approximately $134.0 million in cash consideration and $38.0 million of assumed liabilities. On June 14, 2024, the Bankruptcy Court entered an order approving the Purchase Agreement and the sale contemplated thereby (the “Sale Transaction”). The Sale Transaction was successfully consummated on June 21, 2024. Pursuant to the Sale Transaction, 403 leases for Express stores, 50 leases for Bonobos stores and the lease for the Company’s corporate headquarters in Columbus, Ohio, were assigned to and assumed by the Phoenix JV.

EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 38

Additionally through the Chapter 11 process, the Debtors provided notice of and completed rejection of 118 unexpired leases in accordance with the procedures approved by the Bankruptcy Court.

On July 10, 2024, the ability for persons or entities (other than governmental units) to file proofs of claim in the Chapter 11 Cases expired.

On August 7, 2024, the Bankruptcy Court entered an order extending the Debtor’s exclusivity period to file a Chapter 11 Plan to November 19, 2024 and their solicitation of acceptances thereof to January 20, 2025.

On December 17, 2024, the Bankruptcy Court confirmed the Plan. Pursuant to the Plan, proceeds from the Sale Transaction and the Debtors’ remaining assets will be distributed to eligible claim holders, in order of priority, after which each of the Debtors’ estates will be wound down. The Company anticipates that the Plan will go effective on or about December 31, 2024. As of the date of this Form 10-K, the Company and the other Debtors no longer have any operations, other than those relating to the wind-down process provided in the Plan.

Refer to Note 14 for further discussion regarding the Chapter 11 Cases.
Bonobos Acquisition
On May 23, 2023, the Company completed the acquisition of the operating assets of Bonobos, a menswear brand known for exceptional fit and an innovative retail model. Refer to Note 5 for further discussion regarding the acquisition.
WHP Strategic Partnership
In the fourth quarter of 2022, Express closed the strategic partnership transaction with WHP Global (“WHP”), a leading global brand management firm. In connection with the closing of this transaction in January 2023, the Company and WHP also formed an intellectual property joint venture (the “Joint Venture”), intended to scale the Express brand through new domestic category licensing and international expansion opportunities. Refer to Note 4 for further discussion regarding the WHP partnership.

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

All shares of Common Stock, stock option awards and per share amounts contained in the Consolidated Financial Statements and Notes have been retroactively adjusted to reflect the 1-for-20 reverse stock split. Refer to Note 9 for further discussion regarding the reverse stock split.
Restructuring Costs
On July 14, 2023 and August 17, 2023, the Company announced and implemented respective phases of a workforce reduction. During 2023, in connection with the restructuring of the Company’s work force, the Company recognized $4.7 million in restructuring and related reorganization charges with $2.7 million recorded in cost of goods sold, buying and occupancy costs and $2.0 million recorded in selling, general and administrative expense in the Consolidated Statements of Income and Comprehensive Income. The charges were primarily related to employee severance and benefit costs.

EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 39

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
The accompanying Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments that might be necessary should we be unable to continue as a going concern. Moreover, the implementation of the Plan could materially change the amounts of assets and liabilities reported in the Company's accompanying Consolidated Financial Statements as the amounts included therein do not include any adjustments that might result therefrom.

Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. As of February 3, 2024, the Company indirectly held a 40% equity method interest in the Joint Venture, which is majority owned by WH Borrower, LLC, an affiliate of WHP. All intercompany transactions and balances have been eliminated in consolidation. The financial results of Bonobos have been included in the Consolidated Financial Statements from the date of the completion of the acquisition on May 23, 2023.
Segment Reporting
The Company defines an operating segment on the same basis that it uses to evaluate performance internally. The Company determined that its Chief Executive Officer is the Chief Operating Decision Maker (the "CODM"), and that there were two brand-based operating segments: Express, which includes UpWest, and Bonobos. These operating segments had similar economic characteristics, classes of consumers, products, and production and distribution methods, operate in the same regulatory environments, and have been aggregated into one reportable segment.
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
Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 40

reportable segment. The ASU would have been effective for the Company’s Form 10-K for the fiscal year ended February 1, 2025, and subsequent interim periods, with early adoption permitted. The Company has not adopted this ASU and has not reflected its impact on its Consolidated Financial Statements and disclosures.
In December 2023, the FASB issued a final standard on ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. For public business entities, the requirement will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company has not adopted this ASU and has not reflected its impact on its Consolidated Financial Statements and disclosures.
Going Concern and Management’s Plans
Given the Debtors’ need to implement a chapter 11 restructuring plan, as well as the inherent risks, unknown results and inherent uncertainties surrounding the outcome of the Chapter 11 Cases and the Company’s ability to satisfy its financial obligations that may arise, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for 12 months following the issuance of the financial statements. Following the implementation of the Plan, which is anticipated to go effective on or about December 31, 2024, the Company and other Debtors will have no operations, other than those relating to the wind-down process provided in the Plan. Refer to Note 14 for further discussion regarding the Chapter 11 Cases.

NOTE 2 | SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
Cash and cash equivalents include investments in money market funds, payments due from banks for third-party credit and debit card transactions for up to five days of sales, cash on hand, and deposits with financial institutions. As of February 3, 2024 and January 28, 2023, amounts due from banks for credit and debit card transactions totaled approximately $9.4 million and $10.1 million, respectively.
Outstanding checks not yet presented for payment amounted to $12.5 million and $31.2 million as of February 3, 2024 and January 28, 2023, respectively, and are included in accounts payable on the Consolidated Balance Sheets.
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
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 41

Financial Assets
The following table presents the Company's financial assets, recorded in cash and cash equivalents on the Consolidated Balance Sheets, measured at fair value on a recurring basis as of February 3, 2024 and January 28, 2023, aggregated by the level in the fair value hierarchy within which those measurements fall.

February 3, 2024
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
The carrying amounts reflected on the Consolidated Balance Sheets for the remaining cash, cash equivalents, receivables, prepaid expenses, and payables as of February 3, 2024 and January 28, 2023 approximated their fair values. The equity method investment is reflected at cost and is the result of a market participant transaction with WHP whereby the Company received proceeds of $260.0 million and a 40% ownership interest in the Joint Venture in exchange for contributing certain intellectual property to the Joint Venture.
The Company reviews its equity method investment by comparing its fair value to its carrying value. If the carrying value of the investment exceeds its fair value and the loss in value is other than temporary, the investment is considered impaired and reduced to fair value, and the impairment is recognized in the period identified. Factors providing evidence of such a loss include changes in the investee's operations or financial condition, significant continuing losses, significant negative economic conditions or a significant decrease in the market value. Impairment charges are recorded in other expense (income), net in the Consolidated Statements of Income and Comprehensive Income. During 2023, the Company recognized an impairment charge of $27.2 million related to its equity method investment. Refer to Note 4 for further discussion regarding the equity method investment impairment.
Receivables, Net
Receivables, net consist primarily of construction allowances, receivables from the Bank related to the Card Agreement, our franchisees, and third-party resellers of our gift cards, and other miscellaneous receivables. Outstanding receivables are continuously reviewed for collectability. The Company's allowance for estimated credit losses was not significant as of February 3, 2024 or January 28, 2023.
Inventories
Inventories are principally valued at the lower of cost or net realizable value on a weighted-average cost basis. The Company writes down inventory, the impact of which is reflected in cost of goods sold, buying and occupancy costs in the Consolidated Statements of Income and Comprehensive Income, if the cost of specific inventory items on hand exceeds the amount the Company expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management's judgment regarding future demand and market conditions and analysis of historical experience. The lower of cost or net realizable value adjustment to inventory as of February 3, 2024 and January 28, 2023 was $15.1 million and $10.3 million, respectively.
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 42

The Company also records an inventory shrink reserve for estimated merchandise inventory losses between the last physical inventory count and the balance sheet date. This estimate is based on management's analysis of historical results.
Advertising
Advertising production costs are expensed at the time the promotion first appears in media, stores, or on the website. Total advertising expense was $122.0 million and $134.9 million in 2023 and 2022, respectively. Advertising costs are included in selling, general, and administrative expenses in the Consolidated Statements of Income and Comprehensive Income.
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
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 43

During 2023 and 2022, the Company recognized impairment charges as follows:

	2023	2022
	(in thousands)
Right of use asset impairment	$1,939	$1,483
Property and equipment asset impairment	1,489	667
Total asset impairment	$3,428	$2,150
Impairment charges are recorded in cost of goods sold, buying and occupancy costs in the Consolidated Statements of Income and Comprehensive Income.
Equity Method Investments
The Company accounts for its 40% economic interest in the Joint Venture, through which it exercises significant influence but does not have control over the investee, under the equity method. Under the equity method, the Company records its investment in the investee on the balance sheet initially at cost, and subsequently adjusts the carrying amount based on its share of the investee's net income or loss. Royalty distributions received from the investee are recognized as a reduction of the carrying amount of the investment. The Company's share of equity (income) losses and other adjustments associated with this equity method investment is included in royalty income in the Consolidated Statements of Income and Comprehensive Income. The carrying value for the Company's equity investment is reported in equity method investment on the Consolidated Balance Sheets. The Company reports its share of earnings using a one-month lag because results are not available in time for it to record them in the concurrent period. This convention has not historically materially impacted the Company's results.
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
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 44

The income tax liability was $2.6 million and $8.0 million as of February 3, 2024 and January 28, 2023, respectively, and is included in accrued expenses on the Consolidated Balance Sheets.
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
Revenue Recognition
All revenues are recognized in net sales in the Consolidated Statements of Income and Comprehensive Income.
The following is information regarding the Company's major product categories and sales channels:

	2023	2022
	(in thousands)
Apparel	$1,678,831	$1,667,833
Accessories and other	120,042	144,356
Other revenue	55,484	51,993
Total net sales	$1,854,357	$1,864,182

	2023	2022
	(in thousands)
Retail	$1,370,374	$1,314,647
Outlet	428,499	497,542
Other revenue	55,484	51,993
Total net sales	$1,854,357	$1,864,182
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
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 45

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

	2023	2022
	(in thousands)
Beginning balance loyalty deferred revenue	$9,939	$10,918
Reduction in revenue (revenue recognized)	407	(979)
Ending balance loyalty deferred revenue	$10,346	$9,939
Sales Returns Reserve
The Company reduces net sales and provides a reserve for projected merchandise returns based on prior experience. Merchandise returns are often resalable merchandise and are refunded by issuing the same payment tender as the original purchase. The sales returns reserve was $11.4 million and $9.0 million as of February 3, 2024 and January 28, 2023, respectively, and is included in accrued expenses on the Consolidated Balance Sheets. The asset related to projected returned merchandise is included in other assets on the Consolidated Balance Sheets.
Gift Cards
The Company sells gift cards in its stores, on its eCommerce website and through third parties. These gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The gift card liability balance was $32.2 million and $25.6 million as of February 3, 2024 and January 28, 2023, respectively, and is included in deferred revenue on the Consolidated Balance Sheets. As part of the acquisition of Bonobos, the Company acquired $7.5 million in gift card liability. Refer to Note 5 for further discussion regarding the acquisition. During 2023 and 2022, the Company recognized approximately $12.0 million and $13.9 million of revenue that was previously included in the beginning gift card contract liability, respectively. The Company recognizes revenue from gift cards when they are redeemed by the customer. The Company also recognizes income on unredeemed gift cards, referred to as “gift card breakage.” Gift card breakage is recognized proportionately using a time-based attribution method from issuance of the gift card to the time when it can be determined that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. The gift card breakage rate is based on historical redemption patterns. Gift card breakage is included within the other revenue component of net sales in the Consolidated Statements of Income and Comprehensive Income.

	2023	2022
	(in thousands)
Beginning gift card liability	$25,604	$25,066
Issuances and acquired	39,575	30,780
Redemptions	(30,105)	(27,303)
Gift card breakage	(2,913)	(2,939)
Ending gift card liability	$32,161	$25,604
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 46

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
In connection with the Card Agreement, the Bank agreed to pay the Company a $20.0 million refundable payment which the Company recognized upon receipt as deferred revenue within other long-term liabilities in the Consolidated Balance Sheets and began to recognize into income on a straight-line basis commencing January 2018. As of February 3, 2024, the deferred revenue balance of $2.6 million will be recognized over the remaining term of the amended Card Agreement within the other revenue component of net sales in the Consolidated Statements of Income and Comprehensive Income.

	2023	2022
	(in thousands)
Beginning balance refundable payment liability	$5,516	$8,394
Recognized in revenue	(2,878)	(2,878)
Ending balance refundable payment liability	$2,638	$5,516
Cost of Goods Sold, Buying and Occupancy Costs
Cost of goods sold, buying and occupancy costs, includes merchandise costs, freight, inventory shrinkage, royalties paid to the Joint Venture and other gross margin related expenses. Buying and occupancy expenses primarily include payroll, benefit costs, and other operating expenses for the buying departments (merchandising, design, manufacturing and planning and allocation), distribution, eCommerce fulfillment, rent, common area maintenance, real estate taxes, utilities, maintenance and depreciation for stores.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses include all operating costs not included in cost of goods sold, buying and occupancy costs, with the exception of proceeds received from insurance claims and gain/loss on disposal of assets, which are included in other operating income, net. These costs include payroll and other expenses related to operations at our corporate home office, store expenses other than occupancy, and marketing expenses.
Royalty Income
Royalty income consists of our share of equity income associated with our equity investment with WHP discussed in Note 4.
Other Operating Income, Net
Other operating income, net primarily consists of gains/losses on disposal of assets, excess proceeds from the settlement of insurance claims and the write off of certain costs associated with aborted debt negotiations.
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 47

Gain on Transaction with WHP
Gain on transaction with WHP primarily consists of proceeds from the sale of majority interest of intellectual property to the Joint Venture, the equity method investment and the premium paid on the common shares by WHP in 2022 discussed in Note 4.

Other Expense (Income), Net
Other expense (income), net primarily consists of the impairment of the Company's equity method investment discussed in Note 4.

NOTE 3 | PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consisted of:

	February 3, 2024	January 28, 2023
	(in thousands)
Building improvements	$12,679	$16,312
Furniture, fixtures and equipment, and software	583,346	582,205
Leasehold improvements	382,620	402,598
Construction in process	8,160	17,652
Other	810	810
Total	987,615	1,019,577
Less: accumulated depreciation	(881,700)	(886,193)
Property and equipment, net	$105,915	$133,384
Depreciation expense totaled $55.1 million and $61.5 million in 2023 and 2022, respectively, excluding impairment charges discussed in Note 2.

NOTE 4 | EQUITY METHOD INVESTMENT
The following table is a summary of the Company’s equity method investment with WHP:

	% of Ownership	Balance Sheet Location	February 3, 2024
			(in thousands)
EXP Topco, LLC	40%	Equity Method Investment	$139,010
The Company accounts for its 40% economic interest in the Joint Venture, through which it exercises significant influence but does not have control over the investee, under the equity method. Under the equity method, the Company records its investment in the investee on the balance sheet initially at cost, and subsequently adjusts the carrying amount based on its share of the investee's net income or loss. Royalty distributions received from the investee are recognized as a reduction of the carrying amount of the investment. The Company's share of equity (income) losses and other adjustments associated with this equity method investment is included in royalty income in the Consolidated Statements of Income and Comprehensive Income. The carrying value for the Company's equity investment is reported in equity method investment on the Consolidated Balance Sheets. The Company reports its share of earnings using a one-month lag because results are not available in time for it to record them in the concurrent period. This convention has not historically materially impacted the Company's results.
In preparing its financial statements for the fiscal year ended February 3, 2024, the Company evaluated the equity method investment with WHP, and determined there was an other-than-temporary impairment. The Company's conclusion was based on the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment. The Company utilized discounted cash flow techniques to project cash flows based upon the guaranteed minimum royalty payments, as described below. As a result, the equity method investment with a carrying value of $166.2 million was written down to its estimated fair value of $139.0 million, resulting in a non-
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 48

cash, pre-tax impairment charge of $27.2 million. The impairment was based on the fair value of the investment at the balance sheet date. The fair value was determined based upon the estimated future cash flows of the Joint Venture. This loss from impairment was recorded in other expense (income), net in the Consolidated Statements of Income and Comprehensive Income. The equity interest in the Joint Venture was sold pursuant to the Sale Transaction.

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
Separately, on December 8, 2022, the Company and WH Borrower, LLC, an affiliate of WHP ("WH Borrower") entered into an investment agreement (the “Investment Agreement”) pursuant to which the Company issued and sold 5.4 million newly issued shares of Common Stock to WH Borrower in private placement for a purchase price of $4.60 per share, or an aggregate purchase price of approximately $25.0 million, representing an approximate pro forma ownership of 7.4% of the outstanding shares of Common Stock. The difference between the purchase price paid and the trading price of the Common Stock on the day of the completion of the transaction resulted in a gain of $17.8 million and was recorded in gain on transaction with WHP on the Consolidated Statements of Income and Comprehensive Income.
In connection with the strategic partnership with WHP, on January 25, 2023, the Company and the Joint Venture entered into an Intellectual Property License Agreement (the “License Agreement”). The License Agreement provided the Company with an exclusive license in the United States to the intellectual property contributed in connection with the Membership Interest Purchase Agreement and certain other intellectual property. The initial term of the License Agreement was 10 years, and the License Agreement automatically renewed for successive renewal terms of 10 years (unless the Company provided notice of non-renewal at least 24 months prior to the end of the initial or applicable renewal term). Except for the Company’s right not to renew the License Agreement, the License Agreement was not terminable by either party. The Company paid the Joint Venture a royalty on net sales of certain licensed goods and committed to an annual guaranteed minimum annual royalty during the term of the License Agreement (i.e., $60.0 million in the first contract year, increasing by $1.0 million per year for the next five contract years, and remaining at $65.0 million following the sixth contract year). The Company paid the Joint Venture royalties at a rate of (i) 3.25% of net sales arising from retail sales of certain licensed goods in the first through fifth contract years (and 3.5% thereafter), and (ii) 8% of net sales arising from wholesale sales of such goods. The Company prepaid the Joint Venture’s first contract year guaranteed minimum royalty of $60.0 million with a portion of the transaction proceeds, which was recorded as a prepaid royalty on the Consolidated Balance Sheets.
Pursuant to the agreement governing the operations of the Joint Venture (the “Operating Agreement”), cash earnings of the Joint Venture were distributed quarterly to the Company and WH Borrower on a pro rata basis based on their respective equity ownership interests.

As the Chairman and Chief Executive Officer of WHP was appointed to the Board upon the closing of the Investment Agreement discussed above, the agreements entered into in connection with the WHP strategic partnership transaction, including the Operating Agreement, the Investment Agreement and the License Agreement (including related royalty payments) are considered related party transactions.

During 2023, the Company recognized $22.4 million of royalty income, respectively, from the Joint Venture, which is recorded in royalty income in the Consolidated Statements of Income and Comprehensive Income.
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 49

Summary Financial Information for Equity Method Investment
Summarized financial information related to the Company's equity method investment on a one-month lag is reflected below:

Fifty-Three Weeks Ended February 3, 2024[1]
(in thousands)
Revenue	$59,667
Gross profit	59,667
Operating expenses	28,830
Interest income	(116)
Income before taxes	30,953
Net income	$29,699
Income attributable to the equity method investment	$22,375
1.Reflects a one-month lag

February 3, 2024[1]
(in thousands)
Current assets	$8,238
Non-current assets	414,873
Total assets	$423,111
Current liabilities	7,717
Non-current liabilities	14,295
Total liabilities	$22,012
Equity method investment	$139,010
1.Reflects a one-month lag

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

NOTE 5 | ACQUISITIONS
The Company accounts for business combinations in accordance with ASC Topic 805, Business Combinations. Consistent with ASC Topic 805, the Company accounts for each business combination by applying the acquisition method. Under the acquisition method, the Company records the identifiable assets acquired and liabilities assumed at their respective fair values on the acquisition date. There are various estimates and judgments related to the valuation of identifiable assets acquired and liabilities assumed. These estimates and judgments have the potential to materially impact the Company’s Consolidated Financial Statements.
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 50

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

Bonobos Asset Acquisition
On May 23, 2023, the Company completed the acquisition of the operating assets and liabilities of Bonobos, a menswear brand known for exceptional fit and an innovative retail model, for total cash consideration of approximately $28.3 million, which represents (i) the $25.0 million purchase price, plus (ii) $2.0 million of certain customary adjustments related to net working capital and $1.3 million of prepaid rent expense. The acquisition was funded with borrowings under the Revolving Credit Facility described in Note 8.
Bonobos License Agreement
On May 23, 2023, the Company and WHP entered into a license agreement that provides the Company with an exclusive license in the United States to intellectual property related to the Bonobos brand, including intellectual property rights for the Bonobos brand that was separately acquired by WHP (the “Bonobos License Agreement”). The Bonobos License Agreement has an initial term of 10 years from its effective date, and automatically renews for successive renewal terms of 10 years unless (i) the Company provides notice of non-renewal at least 24 months prior to the end of the initial or applicable renewal term, or (ii) WHP exercises its right to not renew in the event of certain failures by the Company to pay the annual guaranteed minimum royalty. Except for such non-renewal rights, the Bonobos License Agreement is not terminable by either party. The Company will pay WHP a royalty on net sales of certain licensed goods and is committed to pay an annual guaranteed minimum royalty during the term of the Bonobos License Agreement (ranging from $6.5 million in the first contract year to $11.5 million in the tenth contract year and each contract year thereafter). The Company will pay royalties at a rate of (i) 3.25% of net sales arising from retail sales of certain licensed goods in the first through the fifth contract years (and 3.5% thereafter), and (ii) 8% of net sales arising from wholesale sales of such goods. Refer to Note 4 for further details regarding the Company’s equity method investment with WHP.

Purchase Price Allocation
The Bonobos acquisition was accounted for as a business combination in accordance with ASC Topic 805. Consistent with ASC Topic 805, Bonobos was consolidated into the Company's Consolidated Financial Statements starting on the closing date of the acquisition. The purchase price allocation as of the closing date of the acquisition was based on a preliminary valuation and was finalized in fiscal year 2023 with no purchase accounting adjustments. The purchase price consideration was allocated to assets acquired and liabilities assumed based on their respective fair values as follows:
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 51

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
During 2023, the Company incurred $5.2 million of acquisition-related and integration costs in connection with the acquisition of Bonobos, which was included in selling, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income and are included in pro forma earnings.
Pro Forma Financial Information
The aggregate net sales and net income of Bonobos was $152.2 million and $1.4 million during 2023, respectively. The following financial information presents the Company's consolidated results as if the acquisition had occurred on January 30, 2022:

	2023	2022
	(in thousands)
Net sales	$1,923,377	$2,054,636
Net (loss) income	$(187,604)	$286,672
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

EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 52

NOTE 6 | LEASES
The Company accounts for leases under ASU 2016-02, “Leases (Topic 842)” (“ASC 842”). This ASU is a comprehensive standard that requires lessees to recognize lease assets and lease liabilities for most leases, including those leases previously classified as operating leases.
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
The Company leases all of its store locations and its corporate headquarters, which also includes its distribution center, under operating leases. The store leases typically have initial terms of 5 to 10 years however, most of the leases that are coming to the end of their lease lives are being renegotiated with shorter terms. The current lease term for the corporate headquarters expires in 2031, with one optional five-year extension period. The Company also leases certain equipment and other assets under operating leases, typically with initial terms of 3 to 5 years. The lease term includes the initial contractual term as well as any options to extend the lease when it is reasonably certain that the Company will exercise that option. Leases with an initial term of 12 months or less (short-term leases) are not recorded on the balance sheet. As of February 3, 2024, the Company does not have any material short-term leases. The Company is generally obligated for the cost of property taxes, insurance and other landlord costs, including common area maintenance charges, relating to its leases. If these charges are fixed, they are combined with lease payments in determining the lease liability; however, if such charges are not fixed, they are considered variable lease costs and are expensed as incurred. The variable payments are not included in the measurement of the lease liability or asset. The Company’s finance leases are immaterial.
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
The following table is a summary of the Company’s components of net lease cost, which is included in cost of goods sold, buying and occupancy costs, in the Consolidated Statements of Income and Comprehensive Income:

	2023	2022
	(in thousands)
Operating lease costs	$228,612	$220,682
Variable and short-term lease costs	64,437	63,516
Total lease costs	$293,049	$284,198
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 53

Supplemental cash flow information related to leases is as follows:

	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$257,995	$253,197
Right of use assets obtained in exchange for operating lease liabilities	$158,744	$45,136
Supplemental balance sheet information related to leases is as follows:

	2023	2022
Operating leases:
Weighted average remaining lease term (in years)	4.1	3.8
Weighted average discount rate	9.7%	6.9%
The following table reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities (without giving effect to the rejection unexpired leases in connection with the Chapter 11 Cases) recorded on the Consolidated Balance Sheets as of February 3, 2024:

February 3, 2024
(in thousands)
2024	$227,569
2025	177,052
2026	129,603
2027	84,638
2028	56,676
Thereafter	59,272
Total minimum lease payments	734,810
Less: amount of lease payments representing interest	137,110
Present value of future minimum lease payments	597,700
Less: current obligations under leases	177,525
Long-term lease obligations	$420,175

Refer to Item 2 Properties included elsewhere in this Form 10-K for further discussion regarding lease agreements.

EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 54

NOTE 7 | INCOME TAXES
The provision (benefit) for income taxes consists of the following:

	2023	2022
Current:	(in thousands)
U.S. federal	$1,508	$8,273
U.S. state and local	532	1,312
Total	2,040	9,585
Deferred:
U.S. federal	995	3,546
U.S. state and local	(3,728)	7,322
Total	(2,733)	10,868
Income tax (benefit) expense	$(693)	$20,453
The following table provides a reconciliation between the statutory federal income tax rate and the effective tax rate:

	2023	2022
Federal income tax rate	21.0%	21.0%
State income taxes, net of federal income tax effect	5.3%	6.4%
Change in uncertain tax positions	0.2%	0.4%
Share-based compensation	(0.3)%	0.1%
Non-deductible executive compensation	0.2%	0.6%
Change in valuation allowance	(24.7)%	(21.8)%
CARES Act Adjustment	(3.9)%	—%
Return-to-Provision Adjustment	2.8%	—%
Tax credits	—%	(0.3)%
Other items, net	(0.2)%	0.1%
Effective tax rate	0.4%	6.5%
The decrease in the tax rate in 2023 compared to 2022 is primarily attributable to the gain on the transaction with WHP in 2022, as well as adjustments made in 2023 as a result of the audit of the Company's CARES Act refund claim (detailed below). The gain on the transaction with WHP in 2022 allowed the Company to utilize certain deferred tax assets and tax attributes with a corresponding release to the Company's valuation allowance. In 2023, the Company reflected an increase in its valuation allowance against current year taxable losses.
On March 27, 2020, the CARES Act was enacted into law. The CARES Act provides several provisions that impact the Company, including the establishment of a five-year carryback of net operating losses originating in the tax years 2018, 2019 and 2020, temporarily suspending the 80% limitation on the use of net operating losses, relaxing limitation rules on business interest deductions, and retroactively clarifying that businesses may immediately write-off certain qualified leasehold improvement property dating back to January 1, 2018. The Company carried back certain of its U.S. federal net operating losses to offset taxable income in the five-year carryback period as part of the CARES Act. As of February 3, 2024, the Company has a $45.5 million income tax receivable recorded as a non-current asset.
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 55

The following table provides the effect of temporary differences that created deferred income taxes as of February 3, 2024 and January 28, 2023. Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carry-forwards at the end of the respective periods.

	February 3, 2024	January 28, 2023
	(in thousands)
Deferred tax assets:
Accrued expenses and deferred compensation	$9,406	$9,999
Lease liability	161,658	161,389
Intangible assets	13,795	10,851
Inventory	683	1,136
Deferred revenue	6,973	5,418
Interest Expense	5,282	—
Bad Debts	660	—
Property and equipment	3,936	—
Other	1,351	871
Net operating losses, tax credit and other carryforwards	52,316	17,693
Valuation allowance	(92,372)	(41,767)
Total deferred tax assets	163,688	165,590

Deferred tax liabilities:
Prepaid expenses	1,227	2,374
Right of use asset	138,963	133,149
Investment in Joint Venture	31,633	36,500
Property and equipment	—	4,435
Total deferred tax liabilities	171,823	176,458
Net deferred tax liability	$(8,135)	$(10,868)
The Company evaluates whether deferred tax assets are realizable on a quarterly basis. The Company considers all available positive and negative evidence, including past operating results and expectations of future operating income. Accordingly, the Company has booked a valuation allowance against the amount of deferred tax assets not expected to be realized as of February 3, 2024.
As of February 3, 2024, the Company had U.S. federal net operating loss carryforwards of $128.0 million and U.S. state net operating loss carryforwards of $528.0 million. The U.S. federal net operating losses have an indefinite carryforward period. The U.S. state net operating losses have carryforward periods of five to twenty years with varying expiration dates and certain jurisdictions have an unlimited carryforward period. The Company also has $0.1 million in foreign tax credits, which can be carried forward 10 years and expire starting in 2027. A valuation allowance has been recorded on all tax attributes not expected to be realized in future periods.
The net deferred tax liability as of February 3, 2024 is included in the Other Long-Term Liabilities on the Consolidated Balance Sheets.
The following table summarizes the changes in the valuation allowance:

	2023	2022
	(in thousands)
Valuation allowance, beginning of year	$41,767	$107,669
Changes in related gross deferred tax assets/liabilities	5,705	2,661
Charge (release)	44,900	(68,563)
Valuation allowance, end of year	$92,372	$41,767
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 56

The increase in the valuation allowance in 2023 is primarily attributable to taxable losses generated in the current year.
Uncertain Tax Positions
The Company evaluates tax positions using a more likely than not recognition criterion.
A reconciliation of the beginning to ending unrecognized tax benefits is as follows:

	February 3, 2024	January 28, 2023
	(in thousands)
Unrecognized tax benefits, beginning of year	$1,967	$1,573
Gross addition for tax positions of the current year	—	335
Gross addition for tax positions of the prior year	—	174
Reduction for tax positions of prior years	(45)	—
Lapse of statute of limitations	(455)	(115)
Unrecognized tax benefits, end of year	$1,467	$1,967
The amount of the above unrecognized tax benefits as of February 3, 2024 and January 28, 2023 that would impact the Company's effective tax rate, if recognized, is $1.5 million and $2.0 million, respectively.
During 2023 and 2022, the Company released gross uncertain tax positions of $0.5 million and $0.1 million, respectively, and the related accrued interest and penalties of $0.2 million and $0.1 million, respectively, as a result of the expiration of associated statutes of limitation.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The total amount of net interest in tax expense related to interest and penalties included in the Consolidated Statements of Income and Comprehensive Income was $(0.1) million for 2023 and $(0.1) million for 2022. As of February 3, 2024 and January 28, 2023, the Company had accrued interest and penalties of $0.4 million and $0.5 million, respectively.
The Company is subject to examination by the IRS for years subsequent to 2013. The Company recently completed an audit for refund claims related to the carryback of U.S. federal net operating losses as a result of CARES Act provisions. On April 15, 2024, the Company received the CARES Act refund in the amount of approximately $49.0 million. The Company is also generally subject to examination by various U.S. state and local and non-U.S. tax jurisdictions for the years subsequent to 2013. The Company does not expect the results from any income tax audit to have a material impact on the Company’s financial statements.
As of February 3, 2024, the Company believed that over the next twelve months, it was reasonably possible that up to $0.5 million of unrecognized tax benefits could be resolved as the result of settlements of audits and the expiration of statutes of limitation. Final settlement of these issues may result in payments that are more or less than this amount, but the Company does not anticipate that the resolution of these matters will result in a material change to its consolidated financial position or results of operations.

NOTE 8 | DEBT
The Company's filing of the Chapter 11 Cases constituted an event of default that accelerated its obligations under the ABL Credit Agreement and the FILO Term Loan Agreement. Pursuant to Section 362 of the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed most actions against the applicable Debtor, including actions to collect indebtedness, including interest payments, incurred prior to the Petition Date or to exercise control over the applicable Debtor’s property.
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 57

The following table summarizes the Company's outstanding debt as of the dates indicated:

	February 3, 2024	January 28, 2023
	(in thousands)
Revolving Credit Facility	$144,357	$122,000
FILO Term Loan	63,073	—
Total outstanding borrowings	207,430	122,000
Less: unamortized debt issuance costs	(2,801)	—
Total debt, net	204,629	122,000
Less: current portion of long-term debt	4,659	—
Long-term debt, net	$199,970	$122,000

Outstanding letters of credit	$20,082	$19,636
Revolving Credit Facility
Express, LLC (the "Borrower") and its subsidiaries entered into an Asset-Based Loan Credit Agreement (the "ABL Credit Agreement") with the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent and collateral agent ("Wells Fargo"), and Bank of America, N.A., as documentation agent (“Bank of America”) pursuant to which revolving loans, up to a maximum borrowing amount of $290.0 million (the “Revolving Credit Facility”), may have been borrowed, repaid and reborrowed until the maturity date of November 26, 2027. Amounts borrowed under the Revolving Credit Facility bore interest at a variable rate indexed to Secured Overnight Financing Rate plus a pricing margin ranging from 1.75% to 2.25% per annum, as determined in accordance with the provisions of the ABL Credit Agreement based on average daily excess availability, as of any date of determination, for the most recently ended fiscal quarter, commencing April 30, 2023.

On September 5, 2023, the Loan Parties entered into a Fifth Amendment to the ABL Credit Agreement, which, among other things, permitted the entry by the Loan Parties into the Term Loan Agreement (defined below) on a second-priority basis to the Revolving Credit Facility.

Amounts borrowed under the Revolving Credit Facility were subject to a borrowing base which is calculated based on specified percentages of eligible inventory, credit card receivables and cash, less certain reserves. As of February 3, 2024, the interest rate on the approximately $144.4 million in outstanding borrowings under the Revolving Credit Facility was approximately 7.8%.

The unused line fee payable under the Revolving Credit Facility was 0.25% per annum regardless of the average daily excess availability, payable in arrears monthly.
The ABL Credit Agreement required the Borrower to maintain minimum excess availability and included customary events of default.

All obligations under the Revolving Credit Facility were guaranteed by the loan parties (other than the Borrower) and secured by a first priority lien on substantially all of the Loan Parties’ assets, subject to certain permitted liens.
As of February 3, 2024, the Company had approximately $144.4 million in borrowings outstanding under the Revolving Credit Facility and approximately $31.1 million remained available for borrowing under the Revolving Credit Facility as of such date after giving effect to outstanding letters of credit in the amount of $20.1 million and subject to certain borrowing base limitations as further discussed above. The fair value of the outstanding borrowings under the Revolving Credit Facility is estimated using Level 2 inputs and at February 3, 2024 and January 28, 2023 was $156.2 million and $115.0 million, respectively.
As a result of the filing of the Chapter 11 Cases, the lenders became subject to automatic stay provisions. This means that certain actions, including enforcing remedies or taking enforcement actions against the collateral, were temporarily stayed or put on hold and required the lenders to adhere to the provisions and limitations set forth under Chapter 11 of the Bankruptcy Code. Pursuant to the Sale Order and the related payoff letters, the lenders were paid off in full by the Debtors with proceeds from the Sale Transaction. At such point, all liens, claims and causes of
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 58

action that the lenders may have had against the applicable Debtors were released and the Sale Transaction occurred as free and clear in accordance with Section 363 of the Bankruptcy Code.
FILO Term Loan
On September 5, 2023, the Company, the Borrower and certain other direct or indirect, wholly-owned subsidiaries of the Company (collectively, the “Loan Parties”) entered into an asset-based term loan agreement (the “Term Loan Agreement”) with ReStore Capital LLC, as administrative agent, collateral agent and lender, and the other lenders from time to time party thereto. The Term Loan Agreement provided the Borrower with a $65.0 million “first-in, last-out” term loan (the “FILO Term Loan”). The Borrower received $32.5 million in gross proceeds upon entering into the Term Loan Agreement, with the remaining $32.5 million principal amount from the FILO Term Loan received on September 13, 2023. The net proceeds of the FILO Term Loan were used to pay down outstanding borrowings under the ABL Credit Agreement without corresponding commitment reductions.

The FILO Term Loan was to mature on the earlier of (a) November 26, 2027 and (b) the date of termination of the commitments under the ABL Credit Agreement. The FILO Term Loan will bore interest at a variable rate based on the Secured Overnight Financing Rate plus an applicable margin of 10.00%.

The FILO Term Loan Agreement required the Borrower to maintain certain financial covenants and also contained customary affirmative and negative covenants and events of default. Obligations under the Term Loan Agreement were guaranteed by the Loan Parties (other than the Borrower) and secured by a second priority lien on substantially all personal property of the Loan Parties, including cash, accounts receivable, and inventory, and shared the same collateral as the Revolving Credit Facility.

As of February 3, 2024, the aggregate outstanding principal amount of the FILO Term Loan was $63.1 million. The fair value of the $63.1 million aggregate outstanding principal amount of the FILO Term Loan at February 3, 2024 was $47.8 million.

As of February 3, 2024, the interest rate on the outstanding principal balance of the FILO Term Loan was 15.3%.

The Term Loan Agreement required the Borrower to maintain minimum excess availability and included customary events of default.

All obligations under the Term Loan Agreement were guaranteed by the Loan Parties (other than the Borrower) and secured by a second priority lien on substantially all personal property of the Loan Parties, including cash, accounts receivable, and inventory, and shared the same collateral as the Revolving Credit Facility.

The Company recorded deferred financing costs associated with the issuance of the FILO Term Loan. The unamortized balance of such deferred costs was $2.8 million as of February 3, 2024. The aggregate outstanding principal amount of the FILO Term Loan is presented on the Consolidated Balance Sheets, net of the unamortized fees.

As a result of the filing of the Chapter 11 Cases, the lenders became subject to automatic stay provisions. This means that certain actions, including enforcing remedies or taking enforcement actions against the collateral, were temporarily stayed or put on hold and required the lenders to adhere to the provisions and limitations set forth under Chapter 11 of the Bankruptcy Code. Pursuant to the Sale Order and the related payoff letters, the lenders were paid off in full by the Debtors with proceeds from the Sale Transaction. At such point, all liens, claims and causes of action that the lenders may have had against the applicable Debtors were released and the Sale Transaction occurred as free and clear in accordance with Section 363 of the Bankruptcy Code.

Letters of Credit
The Company entered into various trade letters of credit ("trade LCs") in favor of certain vendors to secure merchandise. These trade LCs were issued for a defined period of time, for specific shipments, and generally expired three weeks after the merchandise shipment date. As of February 3, 2024 and January 28, 2023, there were no outstanding trade LCs. Additionally, the Company entered into stand-by letters of credit ("stand-by LCs") on an as-needed basis to secure payment obligations for third party logistic services, merchandise purchases, and other general and administrative expenses. As of February 3, 2024 and January 28, 2023, outstanding stand-by LCs totaled $20.1 million and $19.6 million, respectively.
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 59

Debtor-in-Possession Financing

In order to administer the Chapter 11 Cases, operate the Debtors’ business in the ordinary course and facilitate the marketing and consummation of the Sale Transaction (as defined below), the Company obtained $214.0 million of post-petition debtor-in-possession financing (the “DIP Facilities”), consisting of (a) a new money single draw term loan in the amount of $25.0 million (the “Second Lien New Money DIP Term Loans”) and (b) a roll-up of (i) certain secured prepetition obligations under the Asset-Based Term Loan Agreement, dated as of September 5, 2023 (the “FILO Term Loan Agreement”) in the amount of $63.0 million (the “Second Lien DIP Term Roll-Up Loans”), and (ii) certain secured prepetition obligations under the asset-based loan credit agreement, dated as of May 20, 2015 (as amended, the “ABL Credit Agreement”) in the amount of $126.0 million (the “First Lien DIP ABL Roll-Up Loans”).

Each of the DIP Facilities were provided to the Company subject to the terms and conditions set forth in the respective DIP Credit Agreements that were executed by the Debtor and the applicable lenders on April 24, 2024, which include conditions precedent, representations and warranties, various affirmative and negative covenants, and events of default customary for financings of such type. The proceeds of all or a portion of the proposed DIP Facilities may be used by the Debtors for, among other things, refinancing the pre-petition debt of the Company, post-petition working capital for the Debtors, payment of costs to administer the Chapter 11 Cases, payment of expenses and fees of the transactions contemplated by the Chapter 11 Cases, payment of court-approved adequate protection obligations under the DIP Credit Agreements, and payment of other costs, in each case subject to the terms of the respective DIP Credit Agreement and the Final DIP Order or any other order of the Bankruptcy Court. The DIP ABL Facility was used to repay in full the obligations under the Second Amended and Restated Asset-Based Loan Credit Agreement, dated as of May 20, 2015 (as amended, the “ABL Credit Agreement”), including interest and fees through the date of repayment, on a dollar-for-dollar cashless basis.

The First Lien DIP ABL Loans are senior obligations of the Company and certain Debtors, and are secured by a first priority lien on the collateral under the ABL Credit Agreement, as well as on any unencumbered assets of the Debtors. The Second Lien New Money Term Loans and the Second Lien DIP Term Roll-up Loans (collectively, the DIP Term Loan Facility”) are senior obligations of the Company and certain Debtors, secured by a second priority lien on the collateral under the ABL Credit Agreement as well as on any unencumbered assets of the Debtors.

The relief granted by the Bankruptcy Court in its order on June 6, 2024, approving the final DIP Facilities (the “Final DIP Order”) also included granting certain adequate protections to the Debtors’ prepetition secured lenders and agents, which were intended to protect their interests in collateral securing their prepetition claims against the Debtors from any diminution in value.

NOTE 9 | STOCKHOLDERS' EQUITY
Share Repurchase Program
On November 28, 2017, the Board approved a share repurchase program that authorized the Company to repurchase up to $150.0 million of the Company’s outstanding Common Stock using available cash (the "Repurchase Program"), allowing the Company to repurchase shares on the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Exchange Act of 1934. As of February 3, 2024, the Company had approximately $34.2 million remaining under this authorization.

In connection with the Chapter 11 Cases, the Company’s share repurchase program was suspended indefinitely.

Investment Agreement
On December 8, 2022, the Company entered into the Investment Agreement with WHP. On January 25, 2023, the Company completed the transaction contemplated by the Investment Agreement. Pursuant to the Investment Agreement, the Company issued and sold 5.4 million shares of Common Stock to WHP (the “Purchased Shares”) for a purchase price of $4.60 per share, or an aggregate purchase price of $25.0 million, representing an approximate pro forma ownership of 7.4%. The Investment Agreement contains customary representations, warranties and covenants of the Company and WHP. The excess paid over fair value of $17.8 million was recorded in gain on transaction with WHP on the Consolidated Statements of Income and Comprehensive Income.
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 60

Reverse Stock Split and Recasting of Per-Share Amounts
On August 30, 2023, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effect a 1-for-20 reverse stock split of the Common Stock. Pursuant to the Certificate of Amendment, effective as of 5:00 p.m., Eastern Time, on August 30, 2023, (i) every 20 shares of Common Stock issued and outstanding, including shares of Common Stock held by the Company as treasury shares, were automatically combined into one share of Common Stock, and (ii) the number of authorized shares of Common Stock was reduced from 500.0 million authorized shares to 25.0 million authorized shares of Common Stock.

Shares of the Common Stock began trading on a split-adjusted basis at market open on August 31, 2023. The $0.01 par value per share of Common Stock and any other rights associated the Common Stock were not affected by the reverse stock split.

All shares of Common Stock, stock option awards and per share amounts in the accompanying Consolidated Financial Statements and related Notes have been retrospectively restated to reflect the effect of the reverse stock split.

Preferred shares outstanding were not affected by the reverse stock split and as such, those shares have not been adjusted in the accompanying Consolidated Financial Statements and related Notes.

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
Long-Term Incentive Compensation Plans
The following summarizes long-term incentive compensation expense as of the date indicated:

	2023	2022
	(in thousands)
Restricted stock units	$892	$4,075
Stock options	161	350
Performance-based restricted stock units	(5,945)	3,115
Total share-based compensation	$(4,892)	$7,540
Cash-settled awards	7,578	8,662
Total long-term incentive compensation	$2,686	$16,202
The stock compensation related income tax benefit, excluding consideration of valuation allowances, recognized by the Company in 2023 and 2022 was $5.0 million and $3.1 million, respectively.
The valuation allowances associated with these tax benefits were $5.0 million in 2023 compared to $3.1 million in 2022.
Equity Awards
Restricted Stock Units
During 2023, the Company granted restricted stock units ("RSUs") under the Second Amended and Restated Express, Inc. 2018 Incentive Compensation Plan (the "Plan"). The fair value of RSUs is generally determined based on the Company’s closing stock price on the day prior to the grant date in accordance with the Plan. The RSUs
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 61

granted generally vest ratably over one to three years and the expense related to these RSUs is recognized using the straight-line attribution method over this vesting period.
The Company's activity with respect to RSUs for 2023 was as follows:

	Number of Shares	Grant Date Weighted Average Fair Value
	(in thousands, except per share amounts)
Unvested, January 28, 2023	87	$45.38
Granted	1	$22.80
Vested	(81)	$44.39
Forfeited	(5)	$59.98
Unvested, February 3, 2024	2	$44.70
The total fair value of RSUs that vested during 2023 and 2022 was $3.6 million and $5.4 million, respectively. As of February 3, 2024, there was approximately $0.1 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.2 years.
Stock Options
During 2023, the Company did not grant stock options. The expense for stock options is recognized using the straight-line attribution method.
The Company's activity with respect to stock options during 2023 was as follows:

	Number of Shares	Grant Date Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding, January 28, 2023	143	$96.86
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(122)	$64.63
Outstanding, February 3, 2024	21	$279.49	2.0	$—
Expected to vest at February 3, 2024	—	$—	0.0	$—
Exercisable at February 3, 2024	21	$279.49	2.0	$—
As of February 3, 2024, there was no unrecognized compensation expense related to stock options.
The Company uses the Black-Scholes-Merton option-pricing model to value stock options granted to employees and directors. The Company's determination of the fair value of stock options is affected by the Company's stock price, as well as a number of subjective and complex assumptions. These assumptions include the risk-free interest rate, the Company's expected stock price volatility over the term of the awards, expected term of the award, and dividend yield. There were no stock options issued or exercised in 2023 or 2022.
Performance-Based Restricted Stock Units
During 2022, the Company granted performance-based RSUs to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Common Stock upon vesting based upon the achievement of certain performance conditions. The number of shares of Common Stock earned could range between 0% and 200% of the target amount of shares underlying the award depending upon performance achieved over a three-year vesting period. The performance conditions of the awards include adjusted earnings before interest, taxes, depreciation, and amortization ("Adjusted EBITDA") targets and the Company's total shareholder return ("TSR") relative to a select group of peer companies. A Monte Carlo valuation model was used to determine the fair value of the awards. The TSR performance condition is a market condition. Therefore, the fair
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 62

value of the portion of the awards which vest based on the TSR performance condition is fixed at the measurement date and is not revised based on actual performance during the three-year vesting period. The number of shares of Common Stock underlying the portion of the awards which vest based on the Company’s Adjusted EBITDA performance in relation to the pre-established targets will change during the three-year vesting period based on estimates.
During 2023, as a material inducement to accept employment with the Company, the Company granted its new Chief Executive Officer an award consisting of 0.15 million performance-based RSUs. The RSUs will become eligible to vest (with a maximum payout of 200% of target) on the last day of fiscal year 2026 based on the Company’s average stock price performance, relative to a pre-determined goal, during the period between the grant date and the last day of fiscal year 2026. A Monte Carlo valuation model was used to determine the fair value of the inducement award. Because the stock price performance condition is a market condition, the fair value of the award is measured and fixed at the grant date and is not revised based on actual performance during the performance period.
As of February 3, 2024, $0.4 million of total unrecognized compensation cost is expected to be recognized on outstanding performance-based RSUs over a remaining weighted-average period of 3.0 years.
Cash-Settled Awards
Time-Based Cash-Settled Awards
During 2023, the Company granted time-based cash-settled awards to employees that vest ratably over three years. These awards are classified as liabilities and do not vary based on changes in the Company's stock price or financial performance. The expense related to these awards will be accrued using a straight-line method over this vesting period. As of February 3, 2024, $7.3 million of total unrecognized compensation cost is expected to be recognized on outstanding cash-settled awards over a weighted-average period of 1.3 years.
Performance-Based Cash-Settled Awards
During 2023, the Company granted performance-based cash-settled awards to a limited number of senior executive-level employees. These awards are classified as liabilities, are valued based on the fair value of the award at the grant date and are remeasured at each reporting date until settlement with compensation expense being recognized in proportion to the completed requisite service period up until date of settlement. The amount of cash earned ranges between 0% and 200% of the target amount depending upon performance achieved over a three-year performance period commencing on the first day of the Company’s 2023 fiscal year and ending on the last day of the Company’s 2025 fiscal year. The performance conditions of the award include Adjusted EBITDA targets and the Company's TSR relative to a select group of peer companies. The fair value of the awards will change based on estimates of the Company’s Adjusted EBITDA performance in relation to the pre-established targets. A Monte Carlo valuation model was used to determine the fair value of the awards. As of February 3, 2024, $0.5 million of total unrecognized compensation cost is expected to be recognized on outstanding performance-based cash-settled awards over a remaining weighted-average period of 2.2 years.

NOTE 11 | EARNINGS PER SHARE
The following table provides a reconciliation between basic and diluted weighted-average shares used to calculate basic and diluted earnings per share. All shares of Common Stock in the table below have been retrospectively restated to reflect the effect of the reverse stock split:

	2023	2022
	(in thousands)
Weighted-average shares - basic	3,731	3,402
Dilutive effect of stock options and restricted stock units	—	51
Weighted-average shares - diluted	3,731	3,453
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 63

Equity awards representing 0.2 million shares of Common Stock were excluded from the computation of diluted earnings per share for both 2023 and 2022, respectively, as the inclusion of these awards would have been anti-dilutive.
Additionally, for 2023, equity awards representing 0.2 million shares of Common Stock were excluded from the computation of diluted weighted average shares because the number of shares of Common Stock that will ultimately be issued is contingent on the Company's performance compared to pre-established performance goals which have not been achieved as of February 3, 2024.

NOTE 12 | RETIREMENT BENEFITS
The employees of the Company, if eligible, participate in a qualified defined contribution retirement plan (the “Qualified Plan”) sponsored by the Company.
Participation in the Company's Qualified Plan is available to employees who meet certain age and service requirements. The Qualified Plan permits employees to elect contributions up to the lesser of 15% of their compensation or the maximum limits allowable under the Internal Revenue Code. The Company matches employee contributions according to a predetermined formula. Employee contributions and Company matching contributions vest immediately.
Total expense recognized related to the Qualified Plan employer match was $4.3 million and $3.8 million in 2023 and 2022, respectively.

NOTE 13 | COMMITMENTS AND CONTINGENCIES
As a result of the Chapter 11 Cases, substantially all proceedings then pending against the Debtors were stayed by operation of Section 362(a) of the Bankruptcy Code.

In accordance with applicable accounting standards, the Company establishes an accrued liability for loss contingencies related to legal proceedings when the loss is both probable and reasonably estimable. As of February 3, 2024, the Company's Consolidated Balance Sheet includes an estimated liability based on its best estimate of the outcome of the unresolved matters.

NOTE 14 | SUBSEQUENT EVENTS
NYSE Delisting and Suspension of SEC Reporting Obligations

On March 6, 2024, trading in the Common Stock on the NYSE was suspended after market close. On March 14, 2024, the NYSE filed its notification of removal from listing (Form 25) with the SEC. On April 24, 2024, following the filing of post-effective amendments to outstanding registration statements to remove unsold securities, the Company filed a Form 15 with the SEC to terminate the registration of the Common Stock under Section 12(g) of the Exchange Act, and to suspend its duty to file reports pursuant to Section 15(d)(1) of the Exchange Act.

Chapter 11 Cases
On April 22, 2024, the Debtors filed the Chapter 11 Cases in the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption “In re: Express, Inc., et al.” (Case No. 24-10831).

Potential Claims

We filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of us and each of our Debtor subsidiaries, subject to the assumptions filed in connection therewith. Certain holders of pre-petition claims that are not governmental units were required to file proofs of claim by the deadline for general claims, which was set by the Bankruptcy Court as July 10, 2024. Governmental units were required to file proof of claims by October 22, 2024, the deadline that was set by the Bankruptcy Court.

EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 64

As of December 11, 2024, the Debtors had received approximately 1,745 proofs of claim, approximately 83% of which represent general unsecured claims, for an aggregate amount of approximately $686.7 million. We will continue to evaluate these claims throughout the Chapter 11 process and recognize or adjust amounts in the financial statements as necessary using the best information available at such time. Differences between amounts scheduled by us and claims by unsecured creditors will ultimately be reconciled and resolved in connection with the claims resolution process. In light of the expected number of creditors, the claims resolution process may take considerable time to complete.

Debtor-in-Possession Financing

In order to administer the Chapter 11 Cases, operate the Debtors’ business in the ordinary course during the pendency of the Chapter 11 Cases and facilitate the marketing and consummation of the Sale Transaction, the Company obtained $214.0 million of DIP Facilities, consisting of (a) the Second Lien New Money DIP Term Loans and (b) a roll-up of (i) the Second Lien DIP Term Roll-Up Loans, and (ii) the First Lien DIP ABL Roll-Up Loans.

Refer to Note 8 for further discussion of the DIP Facilities.

Key Developments in the Chapter 11 Cases

Through the Chapter 11 process, the Debtors sought to implement a going-concern sale transaction. On April 21, 2024, the Company received a non-binding letter of intent from Phoenix JV for the potential acquisition of a substantial portion of the Company’s assets and the assumption of leases on a minimum of 280 stores for aggregate cash consideration in the amount of $10.0 million plus 100% of the net orderly liquidation value of acquired merchandise, in addition to the assumption of the applicable liabilities. On May 22, 2024, the Debtors entered the Purchase Agreement with the Phoenix JV. The Purchase Agreement provided for a total purchase price of approximately $172.0 million, consisting of approximately $134.0 million in cash consideration and $38.0 million of assumed liabilities. On June 14, 2024, the Bankruptcy Court entered an order approving the Purchase Agreement and the Sale Transaction. The Sale Transaction was successfully consummated on June 21, 2024. Pursuant to the Sale Transaction, 403 leases for Express stores, 50 leases for Bonobos stores and the lease for the Company’s corporate headquarters in Columbus, Ohio, were assigned to and assumed by the Phoenix JV.

Additionally, through the Chapter 11 process, the Debtors provided notice of and completed rejection of 118 unexpired leases in accordance with the procedures approved by the Bankruptcy Court.

On December 17, 2024, the Bankruptcy Court confirmed the Plan. Pursuant to the Plan, proceeds from the Sale Transaction and the disposition of the Debtors’ remaining assets will be distributed to eligible claim holders, in order of priority, after which each of the Debtors’ estates will be wound down. The Company anticipates that the Plan will go effective on or about December 31, 2024. As of the date of this Form 10-K, the Company and the other Debtors no longer have any operations, other than those relating to the wind-down process provided in the Plan.

Refer to Note 1 for further discussion on the Chapter 11 claims process.

CARES Act

The CARES Act, enacted on March 27, 2020, includes several provisions that impact us, including (a) the establishment of a five-year carryback of net operating losses originating in the tax years 2018, 2019 and 2020, (b) temporarily suspending the 80% limitation on the use of net operating losses, (c) relaxing limitation rules on business interest deductions, and (d) retroactively clarifying that businesses may immediately write off certain qualified leasehold improvement property dating back to January 1, 2018. We carried back certain of our U.S. federal net operating losses to offset taxable income in the five-year carryback period as part of the CARES Act entitling us to a refund. On April 15, 2024, we received the CARES Act refund in the amount of approximately $49.0 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 65

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this Form 10-K of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of February 3, 2024.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with generally accepted accounting principles. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company's internal control over financial reporting as of February 3, 2024. In making this assessment, we used the criteria set forth by COSO. Based on our assessment, management concluded that, as of February 3, 2024, the Company's internal control over financial reporting was effective.
Management has excluded Bonobos from its assessment of internal control over financial reporting as of February 3, 2024, because it was acquired by the Company in a purchase business combination during 2023. Bonobos' total assets and total revenues represent approximately 7% and 8%, respectively, of our total assets and total revenues, as of and for the fifty-three weeks ended February 3, 2024.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
Insider Trading Arrangements

During the quarterly period ended February 3, 2024, none of our directors or officers subject to Section 16 of the Exchange Act adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and/or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 66

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not Applicable.

EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 67

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors
The name and age of each member of the Board of Directors (the “Board”), their positions held with the Company (if any) and other biographical information as of December 30, 2024 is set forth below.

Michael Archbold, age 64, joined the Board in January 2012. Mr. Archbold served as Chief Executive Officer of GNC Holdings, Inc. from August 2014 until July 2016 and also served as a director on the board of GNC Holdings, Inc. Prior to that, he was the Chief Executive Officer of The Talbots Inc. from August 2012 until June 2013 and also served as a director on the board of The Talbots Inc. Prior to that, Mr. Archbold served as President and Chief Operating Officer of Vitamin Shoppe, Inc. from April 2011 until June 2012, and prior to that as its Executive Vice President, Chief Operating Officer, and Chief Financial Officer from April 2007. Mr. Archbold served as Executive Vice President / Chief Financial and Administrative Officer of Saks Fifth Avenue from 2005 until 2007. From 2002 until 2005 he served as Chief Financial Officer for AutoZone, Inc., originally as Senior Vice President, and later as Executive Vice President. Mr. Archbold is an inactive certified public accountant and has 20 years of financial experience in the retail industry. Mr. Archbold currently serves on the Board of the Council for Inclusive Capitalism with The Vatican, on the Advisory Board for the Dolan School of Business at Fairfield University, and as the Program Director for the CFO Council: Fortune 250 at The Conference Board. We believe that Mr. Archbold’s experience in the areas of accounting, finance and capital structure; risk management; retail merchandising and operations; business development and strategic planning; and investor relations, as well as his prior executive leadership of complex organizations, qualifies him to serve on the Board.

Terry Davenport, age 66, joined the Board in November 2016. Mr. Davenport served as Global Brand Advisor for Starbucks Coffee Company from February 2014 until he retired in October 2017. Mr. Davenport spent the last ten years of his career at Starbucks Coffee Company. Prior to serving as Global Brand Advisor, his roles at Starbucks included: Senior Vice President of Global Creative Studios, Senior Vice President of Marketing and Category for Europe, Middle East, and Africa (EMEA), and Senior Vice President of Marketing for the U.S. He originally joined Starbucks as Vice President of Brand Strategy and Consumer Insights in October 2006. Prior to joining Starbucks, Mr. Davenport held senior brand leadership roles with YUM! Brands, PepsiCo., and Omnicom Agencies. Mr. Davenport is currently a strategic advisor and consultant for various enterprises on consumer, strategy, and brand related matters. We believe that Mr. Davenport’s past experience with target customers and in the areas of consumer brand marketing and advertising; e-commerce and omni-channel retailing; retail merchandising and operations; business development and strategic planning; international operations; and environmental, social and governance (“ESG”) matters qualifies him to serve on the Board.

Stewart Glendinning, age 59, joined the Board in September 2023 and has served as Chief Executive Officer of the Company since September 2023. Prior to his current role, he served as Group President, Prepared Foods of Tyson Foods and before that as Executive Vice President and Chief Financial Officer of Tyson. Previously, he was President and Chief Executive Officer of Molson Coors International. He began his career at Molson Coors in 2005 as Chief Financial Officer for Molson Coors UK and subsequently held the positions of Chief Financial Officer for Molson Coors Brewing, President and Chief Executive Officer of the UK Business, and President and Chief Executive Officer of Molson Coors Canada. Mr. Glendinning currently serves on the Board of Directors of The North West Company and has served with various organizations within the U.S. Naval Reserve. We believe that Mr. Glendinning’s past executive leadership, coupled with his extensive experience in the consumer products industry and in the areas of worldwide financial planning, finance and accounting, qualify him to serve on the Board.

Karen Leever, age 60, joined the Board in August 2016. Ms. Leever is the Chief Product Officer of Fetch Pet Insurance, a role she has held since October 2024. Prior to that, Ms. Leever served as the Chief Operating Officer since January 2022. Prior to that, Ms. Leever served as President, US Digital Products and Marketing, for Discovery Communications from 2018 to 2021, and as Executive Vice President and General Manager, Digital Media of Discovery Communications from 2015 to 2018. Prior to joining Discovery Communications, she spent ten years with DIRECTV, and held several roles, including Senior Vice President, Digital and Direct Sales from 2013 to 2015,
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 68

Senior Vice President of Digital Marketing and Media in 2012, and Senior Vice President of directv.com and Customer Communications in 2011. Additionally, Ms. Leever served as Vice President, Marketing at Kmart Corporation during 2005 and as Divisional Vice President, eCommerce from 2004 until 2005. Earlier in her career, she spent more than a decade in electronic television retailing at HSN and QVC, overseeing website design, messaging, pricing, and programming strategies. We believe that Ms. Leever’s technology development and management experience as well as her experience with target customers and in the areas of e-commerce and omni-channel retailing; data analytics; business development and strategic planning; retail merchandising and operations; and leadership development and succession planning, qualify her to serve on the Board.

Patricia E. Lopez, age 63, joined the Board in February 2022. Ms. Lopez most recently served as Chief Executive Officer and as a member of the Board of Directors of High Ridge Brands Co., a Clayton, Dubilier & Rice Company, from 2017 until April 2020. Before joining High Ridge Brands Co., Ms. Lopez served as Senior Vice President of The Estée Lauder Companies Inc. from 2015 until 2016 and Chief Marketing Officer of Avon Products, Inc. from 2012 until 2015. Prior to that, Ms. Lopez worked for The Procter & Gamble Company from 1983 to 2012, where she held various roles in Latin America and the United States before ultimately serving as Vice President and General Manager of Eastern Europe in Russia. Ms. Lopez currently serves as a director of Domino’s Pizza, Inc., Aramark and Virtue Labs, and previously served as a director of Acreage Holdings, Inc. from May 2021 to June 2023. We believe that Ms. Lopez’s experience with target customers, past executive leadership of complex organizations and experience in the areas of consumer brand marketing and advertising; business development and strategic planning; corporate governance and public company board practices; international operations; and retail merchandising qualify her to serve on the Board.

Mylle Mangum, age 76, joined the Board in August 2010 and serves as Board Chair. Ms. Mangum is the Chief Executive Officer of IBT Holdings, LLC, a position she has held since October 2003. Prior to that, Ms. Mangum served as Chief Executive Officer of True Marketing Services, LLC since July 2002. She served as Chief Executive Officer of MMS Incentives, Inc. from 1999 to 2002. From 1997 until 1999, she served as President-Global Payment Systems and Senior Vice President-Expense Management and Strategic Planning for Carlson Wagonlit Travel, Inc. From 1992 until 1997 she served as Executive Vice President-Strategic Management for Holiday Inn Worldwide. Ms. Mangum was previously employed with BellSouth Corporation as Director-Corporate Planning and Development from 1986 to 1992 and President of BellSouth International from 1985 to 1986. Prior to that, she was with the General Electric Company. Ms. Mangum previously served as a director of Emageon, Inc., Scientific-Atlanta, Inc., Respironics, Inc., and PRGX Global, Inc. Ms. Mangum currently serves as a director of Barnes Group Inc. and Haverty Furniture Companies, Inc. We believe that Ms. Mangum’s prior executive leadership of complex organizations, combined with her experience in the areas of business development and strategic planning; corporate governance and public company board practices; leadership development and succession planning; international and franchise operations; accounting, finance, and capital structure; and executive compensation, qualify her to serve on the Board.

Satish Mehta, age 60, joined the Board in December 2022. Mr. Mehta has served as Chief Technology Officer of Chewy, Inc. since June 2018. From July 2017 to June 2018, Mr. Mehta served as Vice President—Data and Analytics Solutions for UnitedHealth Group. Prior to that, Mr. Mehta served in various capacities at Staples Inc., including serving as their Vice President, Price—Data & Analytics, Omni-Channel and Innovation Labs from January 2014 to July 2017. Mr. Mehta’s experience also includes over eight years of service, from November 2005 to January 2014, at Yahoo!, in various positions including as their Senior Director, Global Data and Ad Tech. We believe that Mr. Mehta’s technology development and management experience, as well as his experience with target customers and in the areas of data analytics; risk management; supply chain; consumer brand marketing; and e-commerce and omni-channel retailing, qualify him to serve on the Board.

Peter Swinburn, age 71, joined the Board in February 2012. Mr. Swinburn served as Chief Executive Officer and President of Molson Coors Brewing Company from July 2008 until he retired in December 2014. He also served as a director on the board of Molson Coors Brewing Company and MillerCoors Brewing Company from July 2008 until his retirement. Prior to that, he was Chief Executive Officer of Coors (U.S.) and from 2005 until October 2007, Mr. Swinburn served as President and Chief Executive Officer of Molson Coors Brewing Company (UK) Limited. Prior to that, he served as President and Chief Executive Officer of Coors Brewing Worldwide and Chief Operating Officer of Molson Coors Brewing Company (UK) Limited following the Molson Coors Brewing Company’s acquisition of Molson Coors Brewing Company (UK) Limited in 2002 where he served until 2003. Mr. Swinburn currently serves on the Board of Directors of Driven Brands, Inc. and previously served as a director of Fuller, Smith & Turner PLC and of Cabela’s Inc. We believe that Mr. Swinburn’s prior executive leadership of complex organizations, combined
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 69

with his experience in the areas of business development and strategic planning; consumer brand marketing and advertising; international operations; finance and capital structure; corporate governance and public company board practices; mergers and acquisitions; and executive compensation, qualify him to serve on the Board.

William Transier, age 70, joined the Board in April 2024. Mr. Transier is the founder and Chief Executive Officer of Transier Advisors, LLC, an independent advisory firm which, since 2015, has provided services to companies facing financial distress, suboptimal operational situations, turnaround, restructuring, transformation or in need of interim executive or board leadership. Prior to that, he was co-founder of Endeavour International Corporation, an international oil and gas exploration and production company. He served as non-executive Chairman of Endeavour's Board of Directors from December 2014 until November 2015. He served from September 2006 until December 2014 as Chairman, Chief Executive Officer, and President of Endeavour and as its Chairman and Co-Chief Executive Officer from its formation in February 2004 through September 2006. Prior to Endeavour, Mr. Transier served as Executive Vice President and Chief Financial Officer of Ocean Energy, Inc. and its predecessor, Seagull Energy Corporation from May 1996 to April 2003. Before his tenure with Ocean, Mr. Transier served in various roles including partner in the audit department and head of the Global Energy practice of KPMG LLP from June 1986 to April 1996. Mr. Transier currently serves on the Board of Directors of Helix Energy Solutions Group, Tupperware Brands Corporation, Altera Infrastructure Holdings and Steward Health Care. We believe that Mr. Transier’s experience in the areas of audit/accounting and financial reporting combined with his extensive professional background advising or working for companies in financial distress qualifies him to serve on the Board.

The Board is divided into three classes of directors, with only one class of directors being elected in each year and each class serving a three-year term. The term of office of our Class I directors (Messrs. Archbold, Glendinning, Mehta and Swinburn) expires at our 2026 annual meeting of shareholders. The term of office of our Class II directors (Mmes. Lopez and Mangum) expires at our 2024 annual meeting of shareholders. The term of office of our Class III directors (Messrs. Davenport and Transier and Ms. Leever) expires at our 2025 annual meeting of shareholders. We do not expect to hold an annual meeting of shareholders in 2024.

The Plan provides that once effective, all directors of the Company will be discharged from the Board, ceasing to be directors, without any further action.

Executive Officers
The names, ages, positions, and a brief account of the business experience of the individuals who served as executive officers of the Company as of December 30, 2024 is set forth below:

Stewart Glendinning, age 59, is our Chief Executive Officer. His biography can be found above under “Board of Directors” above.

Mark Still, age 47, was appointed Senior Vice President and Chief Financial Officer effective as of April 21, 2024. Prior to that, Mr. Still was appointed Interim Chief Financial Officer and Treasurer in November 2023, in addition to his role as Senior Vice President, Brand Finance and Merchandise Planning & Allocation which he had held since January 2023. Prior to that, Mr. Still served in various finance roles at the Company with increasing levels of responsibility for more than 18 years.

Our executive officers are appointed by the Board and serve until their successors have been duly elected and qualified or their earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

Code of Conduct
Our Code of Conduct sets forth the ethical standards, legal requirements, and other policies we expect our directors, officers, and associates to comply with at all times. The Company will provide to any person without charge a copy of the Code of Conduct, upon request by mail delivered to Express, Inc., 1 Express Drive, Columbus, OH 43230.

EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 70

ITEM 11. EXECUTIVE COMPENSATION.
As a “smaller reporting company” as defined in Regulation S-K under the Securities Act, we have opted to provide compensation information pursuant to the scaled disclosure rules applicable to smaller reporting companies. Under these rules, we are required to provide only a Summary Compensation Table and table of Outstanding Equity Awards at Fiscal Year-End, as well as specified narrative disclosures regarding executive compensation for the 2023 fiscal year.

For the 2023 fiscal year, our named executive officers (“NEOs”) and their positions were as follows:

Name	Position (as of February 3, 2024)
Stewart Glendinning	Chief Executive Officer
Mark Still[1]	Interim Chief Financial Officer and Treasurer
Sara Tervo[2]	Executive Vice President and Chief Marketing Officer
Timothy Baxter	Former Chief Executive Officer
Matthew Moellering	Former President and Chief Operating Officer
Malissa Akay[3]	Former Executive Vice President and Chief Merchandising Officer
1.Mr. Still was appointed Interim Chief Financial Officer and Treasurer, effective November 17, 2023, in addition to continuing to serve in his then-current role as Senior Vice President, Brand Finance and Planning & Allocation. On and effective as of April 21, 2024, prior to the commencement of the Chapter 11 Cases, the Company appointed Mr. Still as Senior Vice President and Chief Financial Officer.
2.Ms. Tervo’s employment with the Company ended July 12, 2024.
3.Ms. Akay’s employment with the Company ended July 14, 2023.

Fiscal Year 2023 Summary Compensation Table
The following table shows the compensation earned by our NEOs during the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022 referred to as 2023, 2022, and 2021, respectively.

Name and Principal Position	Year	Salary ($)	Bonus ($)[1]	Stock Awards ($)[2]	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)[3]	Non-Qualified Deferred Compensation Earnings ($)[4]	All Other Compensation ($)[5]	Total ($)
Stewart Glendinning	2023	524,423	1,000,000	471,735	—	—	—	710	1,996,868
Chief Executive Officer[6]
Mark Still	2023	375,096	179,874	—	—	—	—	15,581	570,551
Senior Vice President, Interim Chief Financial Officer and Treasurer[6]
Sara Tervo	2023	642,115	279,560	—	—	—	—	19,925	941,600
Executive Vice President and Chief Marketing Officer	2022	622,500	162,893	382,783	—	548,380	—	13,783	1,730,339
	2021	600,000	271,226	350,000	—	900,000	—	13,129	2,134,355
Timothy Baxter	2023	851,538	1,677,359	—	—	—	—	544,689	3,073,586
Former Chief Executive Officer[6]	2022	1,262,500	977,358	2,296,693	—	3,154,200	—	26,835	7,717,586
	2021	1,000,000	927,358	2,100,002	—	2,600,000	—	324,370	6,951,730
Matthew Moellering	2023	228,846	872,019	—	—	—	—	15,996	1,116,861
Former President and Chief Operating Officer[6]	2022	843,750	465,409	1,093,664	—	1,482,800	—	13,461	3,899,084
	2021	825,000	503,325	999,999	—	1,485,000	—	13,318	3,826,642
Malissa Akay	2023	346,154	359,434	—	—	—	—	550,486	1,256,074
Former Executive Vice President and Chief Merchandising Officer[6]	2022	743,750	209,434	492,149	—	697,500	—	14,430	2,157,263
	2021	725,000	331,309	450,000	—	1,087,500	—	13,466	2,607,275
1.For 2023, reflects the cash payment that our NEOs (except for Mr. Glendinning) received on April 15, 2023 in relation to the time-based restricted cash awards granted to them on March 24, 2020, March 25, 2021, and March 24, 2022.
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 71

Additionally, for Mr. Moellering, who retired from the Company effective as of May 5, 2023, reflects a pro rata cash payment in the amount of $73,277 in respect of unvested time-based restricted cash awards granted to him in 2020, 2021 and 2022 which accelerated in connection with this retirement.
Mr. Glendinning joined the Company in September 2023 and therefore did not receive any such awards. The amount     shown for Mr. Glendinning reflects 50% of a $2,000,000 make-whole bonus paid to him on January 1, 2024.
For Mr. Still, the amount shown also reflects a cash retention bonus paid to him in the amount of $100,000.
2.Reflects the aggregate grant date fair value of awards granted in the applicable year. For 2023, the amount reflects the grant date fair value of 150,000 performance-based restricted stock units (“PSUs”) granted to Mr. Glendinning on October 15, 2023. The PSUs become eligible to vest (with a maximum payout of 200% of target) on January 30, 2027 based on the Company’s stock price performance over any 60 consecutive trading day period between October 15, 2023 and January 30, 2027, subject to Mr. Glendinning’s continued employment with the Company through the vesting date. In connection with the Plan, all outstanding equity interests in the Company will be cancelled as of its effective date; therefore, these PSUs will not vest and have no current value. During 2023, no other performance-based or time-based stock awards were granted to our NEOs.
3.No payouts were made to our NEOs under our annual incentive compensation program for 2023.
4.The Company does not sponsor any tax-qualified or non-qualified defined benefit retirement plans.
5.The amounts reported as All Other Compensation for each NEO during 2023 included the following:

Name	Executive Life Insurance ($)[a]	Executive Disability Insurance ($)[b]	Qualified Retirement Plan Company Match ($)[c]	Severance ($)[d]	Total ($)
Stewart Glendinning	350	360	—	—	710
Mark Still	314	647	14,620	—	15,581
Sara Tervo	529	865	18,531	—	19,925
Timothy Baxter	560	649	17,654	525,826	544,689
Matthew Moellering	238	288	15,469	—	15,995
Malissa Akay	315	433	16,085	533,654	550,487
a.Amounts represent the annual premiums paid by the Company for executive life insurance.
b.Amounts represent the annual premiums paid by the Company for executive disability insurance.
c.The Company matches 100% of 401(k) deferrals, up to 4% of eligible compensation not in excess of the IRS Qualified Plan Maximum Compensation Limit.
d.Reflects the aggregate base salary and annual incentive compensation continuation benefits that Mr. Baxter and Ms. Akay are entitled to receive pursuant to the terms of their respective employment/severance agreement with the Company. The amount for Mr. Baxter also reflects a payment for monthly medical and dental care premium under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), in the amount of $1,403.
6.Mr. Glendinning joined the Company as Chief Executive Officer effective September 15, 2023. Mr. Still was appointed Interim Chief Financial Officer and Treasurer effective November 17, 2023. Mr. Baxter resigned as our Chief Executive Officer effective September 14, 2023. Mr. Moellering retired effective May 5, 2023. Ms. Akay’s employment with the Company ended as of July 14, 2023.
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 72

Outstanding Equity Awards at Fiscal Year-End
The table below sets forth certain information regarding the outstanding equity awards held by each of our NEOs as of February 3, 2024.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Exercisable Options (#)	Number of Securities Underlying Unexercisable Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($/ Share)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plans: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)[3]
Stewart Glendinning	—	—	—	—	—	—	—	150,000 [1]	751,500
Mark Still	—	—	—	—	—	—	—	—	—
Sara Tervo	—	—	—	—	—	—	—	2,411[2]	12,077
	—	—	—	—	—	—	—	—	—
Timothy Baxter	—	—	—	—	—	—	—	—	—
Matthew Moellering	—	—	—	—	—	—	—	2,507[2]	12,560
	—	—	—	—	—	—	—	—	—
	2,221	—	—	188.40	3/14/2027	—	—	—	—
	1,026	—	—	422.80	3/30/2026	—	—	—	—
	963	—	—	325.60	3/26/2025	—	—	—	—
	1,166	—	—	317.60	4/1/2024	—	—	—	—
Malissa Akay	—	—	—	—	—	—	—	—	—
1.Represents Mr. Glendinning’s inducement award of 150,000 PSUs that became eligible to vest (with a maximum payout of 200% of target) on the last day of fiscal 2026 based on the average stock price of the Company’s common stock over any 60 consecutive trading day period between October 15, 2023 and January 30, 2027. In connection with the Plan, all outstanding equity interests in the Company will be cancelled as of its effective date; therefore, these PSUs will not vest and have no current value.
2.Reflects the number of restricted stock units with performance-based vesting criteria granted in 2022 under the Second Amended and Restated Express, Inc. 2018 Incentive Compensation Plan (the “2018 Plan”) that would be earned at the threshold performance level. The number of performance-based restricted stock units that are actually earned will be determined based on the Company’s Adjusted EBITDA targets for the three-year period commencing on the first day of the Company’s 2022 fiscal year and ending on the last day of the Company’s 2024 fiscal year, compared to the performance goals established by the Committee. In connection with the Plan, all outstanding equity interests in the Company will be cancelled as of its effective date; therefore, these restricted stock units will not vest and have no current value.
3.Based on the February 2, 2024 closing stock price of $5.01.

Employment Agreements; Severance and Post-Employment Benefits
The following sets forth a description of the material terms of the employment agreement or severance agreement, as applicable between the Company and the respective named executive officer, as was in effect at the commencement of the Chapter 11 Cases (or if earlier, at the time of termination of the respective NEO's employment).

Stewart Glendinning
Pursuant to the Company’s employment agreement with Mr. Glendinning, which was entered into effective as of September 15, 2023, Mr. Glendinning (i) was entitled to receive an annual base salary equal to $1,350,000; and (ii) was eligible to participate in the Company’s annual incentive compensation plan at an annual target award amount
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 73

of 150% of his base salary, pro-rated for service during any partial performance period; provided, however, that for the 12- month period beginning on September 15, 2023, Mr. Glendinning was entitled to receive an annual incentive award in an amount no less than his annual target award amount.

The employment agreement will terminate on the effective date of the Plan.

Matthew Moellering

Pursuant to the Company’s employment agreement with Mr. Moellering, as amended and restated, Mr. Moellering was entitled to (i) an annual base salary; (ii) short-term, performance-based cash incentive payment opportunities for each six-month operating season; (iii) equity-based compensation awards commensurate with his performance and position; and (iv) severance compensation depending on the factual circumstances. On September 23, 2019, a letter agreement was entered into with Mr. Moellering, pursuant to which he was (i) promoted to President and Chief Operating Officer; (ii) entitled to an annual base salary of $825,000 and a seasonal performance-based cash incentive target percentage of 90%; and (iii) beginning with the Company’s annual grant of long-term incentive awards in fiscal 2020, entitled to an annual long-term incentive compensation amount of $2,000,000.

As Mr. Moellering voluntarily retired effective as of May 5, 2023, he was not entitled to any salary or incentive compensation continuation benefits under his agreements.

Timothy Baxter

In connection with Mr. Baxter’s departure from the Company, the Company and Mr. Baxter entered into a separation agreement (the “Separation Agreement”) dated as of September 11, 2023. Pursuant to the terms and conditions of the Separation Agreement, and in exchange for a release of claims and Mr. Baxter’s continued compliance with the restrictive covenants set forth in the Separation Agreement, the Company agreed to pay Mr. Baxter: (i) an amount equal to 1.0 times his base salary ($1,350,000) payable in 12 substantially equal monthly installments commencing no later than 60 days following the date of termination; (ii) a lump sum amount equal to the actual annual incentive compensation he would have received, based on actual achievement, had he remained employed with the Company through the end of fiscal 2023, payable on the date on which annual incentive compensation for each such period is paid to executives generally; and (iii) if Mr. Baxter timely elects the continuation of coverage, an amount equal to the monthly medical and dental care plan premium under COBRA for a 12-month period, payable in 12 substantially equal monthly installments commencing no later than 60 days following the date of termination. In addition to the amounts described above, the Company also paid Mr. Baxter any earned but unpaid base salary as of the date of termination and reimbursed him for any and all monies advanced or expenses incurred through the date of termination. Mr. Baxter’s equity awards will vest as and to the extent provided for in the agreements related to those awards.

Other Severance Agreements

We entered into severance agreements with each of Ms. Akay and Ms. Tervo in September 2019 and with Mr. Still on and effective as of April 21, 2024 prior to the commencement of the Chapter 11 Cases. Each severance agreement provided that if the executive’s employment with the Company is terminated by the Company other than for “cause,” or by the executive for “good reason,” and the executive signs a general release, then the executive is entitled to receive her base salary and medical and dental benefits for up to one year following separation from the Company. Each executive was also entitled thereunder to receive the amount of cash incentive compensation that each would have otherwise received for the performance period in which the separation occurs. The severance agreements included customary restrictions with respect to the use of our confidential information and provide that all intellectual property developed or conceived by the executive while employed by us which relates to our business is Company property. Each executive also agreed not to (1) solicit any of our associates, (2) interfere with or harm any of our business relationships, or (3) participate (whether as an officer, director, employee, or otherwise) in any competitive business during the term of his or her employment and during the 12-month period immediately thereafter.

Ms. Akay’s employment with the Company was terminated without cause effective July 14, 2023. Pursuant to the terms of her severance agreement with the Company, she was entitled to receive her base salary and medical and dental benefits for up to one year following separation from the Company as well as the amount of cash incentive compensation that she would have otherwise received for the performance period in which the separation occurred.

EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 74

Ms. Tervo voluntarily resigned her employment with the Company effective July 12, 2024, and therefore, she was not entitled to any salary or incentive compensation continuation benefits under her severance agreement.

Mr. Still’s employment transferred to the Phoenix JV in connection with the Sale Transaction. Pursuant to the terms of the Plan, he was not entitled to any salary or incentive compensation continuation benefits under his severance agreement.

2023 Director Compensation Table
The following table sets forth information regarding compensation earned by each of our non-employee directors in fiscal year 2023. Employee directors receive no compensation for Board service.

Director	Fees Earned or Paid in Cash ($)[1,4]	Stock Awards ($)	Total ($)
Michael Archbold	110,000	—	110,000
Terry Davenport	110,000	—	110,000
Michael F. Devine[2]	—	—	—
Karen Leever	90,000	—	90,000
Patricia Lopez	90,000	—	90,000
Antonio Lucio[3]	67,500	—	67,500
Mylle Mangum	200,000	—	200,000
Satish Mehta	90,000	—	90,000
Yehuda Shmidman	94,607[5]	14,989[6]	109,596
Peter Swinburn	90,000	—	90,000
1.These amounts do not represent the actual amounts paid to or received by the named director during fiscal year 2023. Historically, the Company granted its non-employee directors restricted stock units, but in an effort to conserve shares, the annual non-employee director retainer was granted on June 15, 2023 in the form of time-based restricted cash awards. Due to the Chapter 11 Cases, none of these time-based restricted cash awards vested.
2.Mr. Devine resigned from the Board effective February 27, 2023, and did not receive a time-based cash award.
3.Mr. Lucio resigned from the Board effective December 18, 2023, and forfeited his unvested time-based cash award.
4.Reflects amounts paid on December 28, 2023 for compensation earned in the first quarter of 2024 and does not include amounts paid in December 2022 for compensation earned in the first quarter of 2023.
5.Includes $14,607 paid to Mr. Shmidman on February 9, 2023 for Board services during a portion of the first quarter of 2023 after his appointment to the Board.
6.Reflects the aggregate grant date fair value of restricted stock units granted to Mr. Shmidman on February 15, 2023 in connection with his appointment to the Board. The restricted stock units vested on June 15, 2023. The grant date fair value was determined based on the assumptions and methodologies set forth in Note 10 to the Company’s consolidated financial statements included in this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership
The following table sets forth information regarding beneficial ownership of our common stock as of December 10, 2024 for (1) each person who is known by us to own beneficially more than 5% of our common stock (a “5% shareholder”), (2) each director and named executive officer, and (3) all directors and current executive officers as a group.

Beneficial ownership, for purposes of the following table, is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 75

shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof, or has the right to acquire such powers within 60 days. Common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days of December 10, 2024 and common stock issuable upon the vesting of restricted stock units within 60 days are deemed to be outstanding and beneficially owned by the person holding the options or restricted stock units, as applicable, for purposes of computing the percentage ownership of that person and any group of which that person is a member. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Percentage of beneficial ownership of our 5% shareholders is based on 3,746,725 shares of common stock outstanding. Percentage of beneficial ownership of our named executive officers and directors is based on 3,746,725 shares of common stock outstanding which are held by such named executive officer or director. Except as disclosed in the footnotes to the following table and subject to applicable community property laws, we believe that each beneficial owner identified in the following table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the shareholder. Unless otherwise indicated in the following table or footnotes below, the address for each beneficial owner is c/o Express, Inc., 1 Express Drive, Columbus, Ohio 43230. All share numbers reflect the 1-for-20 reverse stock split of our common stock on August 30, 2023.

Name and Address	Shares Beneficially Owned	Percent of Stock Outstanding
5% Shareholders:
EXPWHP, LLC[1]	271,739	7.3%
Royce & Associates, LP2	255,171	6.8%

Named Executive Officers and Directors:
Stewart Glendinning	—	*
Mark Still	2,659	*
Matthew Moellering[3]	—	*
Malissa Akay[3]	10,540	*
Sara Tervo[3]	8,447	*
Timothy Baxter[3]	39,729	1.06%
Michael Archbold	10,922	*
Terry Davenport	9,444	*
Karen Leever	9,539	*
Patricia E. Lopez	2,329	*
Mylle Mangum	14,183	*
Satish Mehta	1,427	*
Peter Swinburn	10,922	*
William Transier	—	*
All Directors and Current Executive Officers as a Group (10 persons)	61,425	1.64%
* Less than one percent.
1.Based on a Schedule 13D filed with the SEC on February 1, 2023 by Oaktree AIF (Cayman) GP Ltd., Oaktree Fund AIF Series (Cayman), L.P.—Series N., WH Topco, L.P., WH Holdco, LLC, WH Intermediate, LLC, WH Borrower, EXPWHP, LLC, Yehuda Shmidman, Thomas Casarella, Hank Sneddon, and Chris Pucillo (the “Affiliates”). WH Borrower is the parent and managing member of EXPWHP, LLC. Each of Messrs. Shmidman, Casarella, Sneddon and Pucillo, as a managing member of WH Borrower, WH Intermediate, LLC and WH Holdco, LLC, may be deemed the beneficial owner of such shares. The Affiliates, including EXPWHP, LLC, share voting and dispositive power over 5,434,783 shares. The address of EXPWHP, LLC is EXPWHP, LLC c/o WHP Global, LLC, 530 Fifth Avenue, 12 Floor, New York, NY 10036. The amounts set forth above are adjusted to reflect the 1-for-20 reverse stock split.
2.Based on a Schedule 13G filed with the SEC by Royce & Associates, LP (“Royce”) on January 23, 2024. Royce beneficially held sole voting and dispositive power over 255,171 shares. The address of Royce is 745 Fifth Avenue, New York, NY 10151.
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 76

3.The shares of common stock reported in the table are based on the information available to the Company as of the respective individual’s last date of employment with the Company.

Securities Authorized for Issuance under Equity Compensation Plans
The following table summarizes share and exercise price information about our equity compensation plan as of February 3, 2024.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	229,247	$279.49	380,678
Equity compensation plans not approved by security holders	—	—	—
Total	229,247	$279.49	380,678
The table above includes 206,144 restricted stock units (“RSUs”) with performance-based vesting conditions. The number of performance-based RSUs that are ultimately earned may vary from 0% to 200% of target depending on achievement relative to the predefined financial performance targets. The amounts in columns (a) and (c) reflected in the table are calculated assuming the target payout for all performance-based restricted stock units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Person Transactions
Under our current Related Person Transaction policy, a “Related Person Transaction” is any transaction, arrangement, or relationship between us or any of our subsidiaries and a Related Person where the amount involved exceeds $120,000 and the Related Person has or will have a direct or indirect material interest. A “Related Person” is any of our executive officers, directors, director nominees, any shareholder beneficially owning in excess of 5% of our stock or securities exchangeable for our stock, any immediate family member of any of the foregoing persons, and any firm, corporation, or other entity in which any of the foregoing persons is an executive officer, a partner or principal, or in a similar position, or in which such person has a 5% or greater beneficial ownership interest in such entity.
All Related Person Transactions must be approved or ratified by a majority of the disinterested directors on the Board or a designated committee thereof consisting solely of disinterested directors in accordance with our Related Person Transaction Policy. In approving any Related Person Transaction, the Board or the committee must determine that the transaction is on terms no less favorable in the aggregate than those generally available to an unaffiliated third-party under similar circumstances.

Since January 29, 2023, other than as described below, there has not been, and there is not currently proposed, any transaction or series of transactions to which we were or will be a participant in which the amount involved exceeded or will exceed $120,000 and in which any Related Person had or will have a direct or indirect material interest.

Strategic Partnership and Intellectual Property Joint Venture with WHP Global

In January 2023, we entered into a strategic partnership with WHP which included, among other transactions, the formation of an intellectual property joint venture (the “IP JV”) with WHP Global, a leading brand management firm (“WHP”), which was intended to scale the Express brand through new domestic category licensing and international expansion opportunities. The Company contributed certain intellectual property assets to the IP JV and retained a
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 77

40% ownership in the IP JV. An affiliate of WHP purchased a 60% ownership interest in the JV. Yehuda Shmidman, Chief Executive Officer of WHP, was appointed to the Board in connection with the transactions, and served on the Board until his resignation on April 19, 2024.

Under the amended and restated limited liability agreement (“Operating Agreement”) governing the operations of the IP JV, cash earnings of the IP JV were distributed quarterly to the Company and WHP on a pro rata basis. The IP JV was managed by a board of managers controlled by an affiliate of WHP, subject to the Company’s right to approve certain actions by the IP JV. Distributions received by the Company from the IP JV during fiscal year 2023 totaled $22.4 million. The equity interests in the Joint Venture was sold pursuant to the Sale Transaction.

In addition, the Company was previously party to certain intellectual property agreements entered into in connection with the IP JV and the parties’ joint acquisition of menswear brand Bonobos, as further described below.

Intellectual Property License Agreement

The Company and the IP JV were party to an Intellectual Property License Agreement entered into January 25, 2023 (the “IP License Agreement”). The IP License Agreement provided the Company with an exclusive license in the United States to the intellectual property contributed to the IP JV and certain other intellectual property. The initial term of the IP License Agreement was 10 years, and the IP License Agreement automatically renewed for successive renewal terms of 10 years (unless the Company provided notice of non-renewal at least 24 months prior to the end of the initial or applicable renewal term). Except for the Company’s right not to renew the IP License Agreement, the IP License Agreement was not terminable by either party. The Company agreed to pay the IP JV a royalty on net sales of certain licensed goods and committed to an annual guaranteed minimum annual royalty during the term of the IP License Agreement (i.e., $60 million in the first contract year, increasing by $1 million per year for the next five contract years, and remaining at $65 million following the sixth contract year). The Company paid actual royalties at a rate of (i) 3.25% of net sales arising from retail sales of certain licensed goods in the first through the fifth contract years (and 3.5% thereafter), and (ii) 8% of net sales arising from wholesale sales of such goods.

Pursuant to the Sale Transaction, the IP License Agreement was transferred to EXPWHP, LLC.

Bonobos License Agreement

On May 23, 2023, in connection with their purchase of the Bonobos business from Walmart Inc. (the “Bonobos Transaction”), the Company and WHP Investments, LLC, an affiliate of WHP (“WHP Investments”) entered into a license agreement (the “Bonobos License Agreement”) that provided the Company with an exclusive license in the United States to intellectual property related to the Bonobos brand, including intellectual property rights for the Bonobos brand that was acquired by WHP Investments in connection with the Bonobos Transaction. The Bonobos License Agreement had an initial term of ten (10) years from the effective date, and automatically renewed for successive renewal terms of ten (10) years unless (i) the Company provided notice of non-renewal at least 24 months prior to the end of the initial or applicable renewal term, or (ii) WHP Investments exercised its right to not renew in the event of certain failures by the Company to pay the annual guaranteed minimum royalty. Except for such non-renewal rights, the Bonobos License Agreement was not terminable by either party. The Company paid WHP Investments a royalty on net sales of certain licensed goods and committed an annual guaranteed minimum royalty during the term of the Bonobos License Agreement (ranging from $6.5 million in the first contract year to $11.5 million in the tenth contract year and each contract year thereafter). The Company paid royalties at a rate of (i) 3.25% of net sales arising from retail sales of certain licensed goods in the first through the fifth contract years (and 3.5% thereafter), and (ii) 8% of net sales arising from wholesale sales of such goods.

Pursuant to the Sale Transaction, the Bonobos License Agreement was transferred to EXPWHP, LLC.

The foregoing descriptions of the Operating Agreement, the IP License Agreement and the Bonobos License Agreement are qualified in their entirety to the full text of the agreements, each of which are filed as exhibits to this Form 10-K.

EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 78

Director Independence
The Board determined that all of our directors, except for Mr. Glendinning and Mr. Shmidman (when he served as a director from January 25, 2023 to April 19, 2024), are “independent” based on the meaning of such term under the NYSE listing rules. (The Company is no longer subject to such listing rules following the delisting of its common stock from the NYSE on March 6, 2024.)

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm Fees and Services
The following table sets forth the aggregate fees billed to us by PricewaterhouseCoopers LLP, our independent auditor, in fiscal years 2023 and 2022:

	Fees
Services Rendered	2023	2022
Audit Fees[1]	$2,440,000	$1,780,000
Audit-Related Fees[2]	—	90,000
Tax Fees	60,000	—
All Other Fees[3]	4,500	4,500
Total	$2,504,500	$1,874,500
1.Audit Fees for fiscal years 2023 and 2022 represent fees for professional services rendered by PricewaterhouseCoopers LLP in connection with the audit of our annual consolidated financial statements. In fiscal year 2022, this included fees associated with the transaction with WHP.
2.Audit-Related Fees for fiscal year 2022 represent fees related to potential financial reporting and SEC filing matters related to the transaction with WHP.
3.All Other Fees for fiscal years 2023 and 2022 represent subscription fees for software to assist management with its financial reporting obligations.
The Company has a policy that requires the Audit Committee, or the Audit Committee Chair under a limited delegation of authority from the Audit Committee, to pre-approve all audit and non-audit services to be provided by our independent auditor and to consider whether the provision of non-audit services is compatible with maintaining the independence of our independent auditor in deciding whether to approve non-audit services. Any pre-approvals made by the Audit Committee Chair under the limited delegation of authority are reported to the full Audit Committee at the next regularly scheduled meeting. All services performed by our independent auditor in fiscal years 2023 and 2022 were pre-approved in accordance with the policy. As a general matter, it is the Audit Committee’s preference that any non-audit services be provided by a firm other than our independent auditor absent special circumstances.

The Bankruptcy Court approved PricewaterhouseCoopers LLP as a post-petition audit service provider.

EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 79

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)    (1)   Consolidated Financial Statements
The following consolidated financial statements of Express, Inc. and its subsidiaries are filed as part of this report under Item 8. Financial Statements and Supplementary Data:
Report of Independent Registered Public Accounting Firm - PricewaterhouseCoopers, LLP
Consolidated Balance Sheets as of February 3, 2024 and January 28, 2023
Consolidated Statements of Income and Comprehensive Income for the years ended February 3, 2024 and January 28, 2023
Consolidated Statements of Changes in Stockholders' Equity for the years ended February 3, 2024 and January 28, 2023
Consolidated Statements of Cash Flows for the years ended February 3, 2024 and January 28, 2023
Notes to Consolidated Financial Statements
(2)   Financial Statement Schedules
Schedules have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.
(3)   List of Exhibits
The following exhibits are either included in this report or incorporated by reference as indicated in the following:
EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Express, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-168097), filed with the SEC on July 14, 2010).
3.2	Certificate of Amendment of Certificate of Incorporation of Express, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on June 11, 2013).
3.3	Certificate of Amendment to the Certificate of Incorporation of Express, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on September 1, 2023).
3.4	Amended and Restated Bylaws of Express, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on January 24, 2023).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A (File No. 333-164906), filed with the SEC on April 30, 2010 (the "Express S-1")).
4.2	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K, filed with the SEC on March 24, 2022).
4.3	Registration Rights Agreement, by and between Express, Inc. and WHP Borrower, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on January 26, 2023).
10.1+	Form of Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on June 6, 2013).
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 80

10.2+	Form of Amended and Restated Severance Agreement (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed with the SEC on June 6, 2013).
10.3+	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Express S-1).
10.4+	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.17 to the Express S-1).
10.5+	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.19 to the Express S-1).
10.6+	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.13 to the Express S-1).
10.7+	Form of Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on June 6, 2013).
10.8+	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on June 6, 2013).
10.9+	Form of Non-Qualified Stock Option Grant (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on April 4, 2014).
10.10+	Form of Restricted Stock Unit Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on April 4, 2014).
10.11+	Form of Restricted Stock Unit Agreement for Performance Stock Units (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on April 4, 2014).
10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.22 to the Express S-1
10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on January 5, 2012).
10.14	Second Amended and Restated $250,000,000 Asset-Based Loan Credit Agreement, dated as of May 20, 2015 among Express Holding, LLC, as Parent, Express, LLC, as Borrower, the Initial Lenders, Initial Issuing Bank and Swing Line Bank, Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, U.S. Bank National Association, as Syndication Agent, and Wells Fargo Bank, National Association, as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on May 27, 2015).
10.15+	Form of Severance Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on July 7, 2015).
10.16	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on July 7, 2015).
10.17+	Form of Restricted Stock Unit Agreement for Performance Stock Units (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on April 1, 2016).
10.18	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on August 3, 2016).
10.19+	Form of Restricted Stock Unit Agreement for Performance Stock Units (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on March 17, 2017).
10.20+	Form of Second Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on March 17, 2017).
10.21+	Form of Amended and Restated Severance Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the SEC on March 17, 2017).
10.22+	Second Amended and Restated Express, Inc. 2010 Incentive Compensation Plan (incorporated by reference to Appendix B to Express, Inc.'s definitive proxy statement on Schedule 14A, filed with the SEC on April 28, 2017).
10.23+	Form of Restricted Stock Unit and Other Cash-Based Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on April 6, 2018).
10.24+	Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on June 14, 2018).
10.25+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on March 21, 2019).
10.26+	Form of Other Cash-Based Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on March 21, 2019).
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 81

10.27	First Amendment to Second Amended and Restated $250,000,000 Asset-Based Loan Credit Agreement and First Amendment to Amended and Restated Security Agreement, dated as of May 24, 2019, among Express Holding, LLC, as Parent, Express, LLC, as Borrower, the subsidiary guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, as Collateral Agent, as Issuing Bank and as Swingline Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on May 30, 2019).
10.28+	Form of Express, Inc. Employment Inducement Award Agreement of Non-qualified Stock Options (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on September 10, 2019).
10.29+	Form of Express, Inc. Employment Inducement Award Agreement of Restricted Stock Units (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on September 10, 2019).
10.30	Form of License Agreement. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC April 13, 2023).
10.31+	Letter Agreement, dated as of September 23, 2019, between Express, Inc. and Matt Moellering (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on September 23, 2019).
10.32+	Second Amended and Restated Express, Inc. 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8, filed with the SEC on June 15, 2020).
10.33	$140,000,000 Asset-Based Term Loan Agreement, dated January 13, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on January 13, 2021).
10.34	Second Amendment to the Second Amended and Restated $250,000,000 Asset-Based Loan Credit Agreement, dated January 13, 2021 incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on January 13, 2021).
10.35+	Employment Agreement by and among Express, Inc., Express LLC and Timothy Baxter, dated effective June 18, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on June 17, 2022).
10.36	First Amendment to Asset-Based Term Loan Agreement and First Amendment to Security Agreement, dated November 23, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on November 28, 2022).
10.37	Third Amendment to Second Amended and Restated Asset-Based Loan Credit Agreement and First Amendment to Second Amended and Restated Security Agreement, dated November 23, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on November 28, 2022).
10.38	Investment Agreement, by and between Express, Inc. and WH Borrower, LLC, dated December 8, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed with the SEC on December 9, 2022).
10.39	Membership Interest Purchase Agreement by and among Express, Inc., WH Borrower, LLC and Express, LLC, dated December 8, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed with the SEC on December 9, 2022).
10.40*+	Special Cash Business Continuity Award Agreement, by and between Express LLC and Jason Judd, dated effective January 19, 2023.
10.41	Amended Revolving Credit Facility, by and among Express, Inc., Express Topco LLC, Express Holding, LLC, Express, LLC, Express Fashion Investments, LLC and the other loan parties signatory thereto, Wells Fargo Bank, National Association, as administrative agent and collateral agent, and the other lenders named therein, dated January 25, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 26, 2023).
10.42	Operating Agreement, by and among Express, LLC, Express Fashion Investments, LLC, Exp Topco, LLC and EXPWHP, LLC, dated January 25, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 26, 2023).
10.43	Intellectual Property License Agreement, by and between Express, Inc. and EXP Topco LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on January 26, 2023).
10.44	License Agreement, by and between Express, Inc. and WHP Investments, LLC, dated May 23, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 24, 2023).
EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 82

10.45+		Form of Other Cash-Based Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on June 8, 2023).
10.46		Term Loan Agreement, by and among Express, Inc., Express, LLC, certain other direct or indirect, wholly-owned subsidiaries of Express, Inc., ReStore Capital LLC, as administrative agent, collateral agent and lender, and the other lenders from time to time party thereto, dated as of September 5, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 6, 2023).
10.47		Fifth Amendment to Second Amended and Restated Asset-Based Loan Credit Agreement, by and among Express, Inc., Express, LLC, certain other direct or indirect, wholly-owned subsidiaries of the Company, Wells Fargo Bank, National Association, as administrative agent and collateral agent, and the lenders party thereto, dated as of September 5, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 6, 2023).
10.48+		Separation Agreement, dated as of September 11, 2023, by and between Express, Inc., Express, LLC and Timothy Baxter (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 11, 2023).
10.49+		Employment Agreement, dated September 6, 2023, by and among Express, Inc., Express, LLC and Stewart Glendinning (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 11, 2023).
10.50+		Form of Employment Inducement Award Agreement (Performance-Based Restricted Stock Units) (incorporated by reference to Exhibit 99.1 to the Form S-8, filed with the SEC on October 11, 2023).
21.1*		List of subsidiaries of registrant.
31.1*		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*		Certification of Principal Financial Officer and Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*		Express, Inc. Clawback Policy
101.INS*		Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*		Inline XBRL Taxonomy Extension Schema Document.
101.CAL*		Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*		Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*		Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*		Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

	+	Indicates a management contract or compensatory plan or arrangement.
	*	Filed herewith.
(b)          Exhibits
The exhibits to this report are listed in section (a)(3) of Item 15 above.
(c)          Financial Statement Schedules
None.

ITEM 16. FORM 10-K SUMMARY.
Not applicable.

EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 83

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	December 30, 2024	EXP OldCo Winddown, Inc.

		By:	/s/ Mark Still
Mark Still
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 84

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned constitutes and appoints Mark Still as attorney-in-fact and agent, with full power of substitution and re-substitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in son, hereby ratifying and confirming all that said attorney-in-fact or substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 30, 2024	By:	/s/ Stewart Glendinning
Stewart Glendinning
Chief Executive Officer (Principal Executive Officer)

Date:	December 30, 2024	By:	/s/ Mark Still
Mark Still
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	December 30, 2024	By:	/s/ Michael G. Archbold
Michael G. Archbold
Director

Date:	December 30, 2024	By:	/s/ Terry Davenport
Terry Davenport
Director

Date:	December 30, 2024	By:	/s/ Karen Leever
Karen Leever
Director

Date:	December 30, 2024	By:	/s/ Patricia E. Lopez
Patricia E. Lopez
Director

Date:	December 30, 2024	By:	/s/ Mylle H. Mangum
Mylle H. Mangum
Director

Date:	December 30, 2024	By:	/s/ Satish Mehta
Satish Mehta
Director

Date:	December 30, 2024	By:	/s/ William Transier
William Transier
Director

Date:	December 30, 2024	By:	/s/ Peter Swinburn
Peter Swinburn
Director

EXP OldCo Winddown, Inc. | 2023 FORM 10-K | 85